Form 10-Q
period 2006-06-30
Community Bankers Acquisition Corp.
filed 2006-08-14
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
001-32590
(Commission File No.)
COMMUNITY BANKERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
717 King Street
Alexandria, VA 22314
(Address of principal executive offices)
(703) 759-0751
(Issuer’s telephone number, including area code)
Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
As of July 31, 2006 there were 9,375,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS ACQUISITION CORP.
TABLE OF CONTENTS
FORM 10-Q
June 30, 2006

PART I — FINANCIAL STATEMENTS

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets (Unaudited)
Condensed Statements of Operations (Unaudited)
Condensed Statements of Cash Flows (Unaudited)
Notes to Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II — OTHER INFORMATION

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 6. Exhibits	12

SIGNATURES

Exhibit 31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X-1
Exhibit 32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	X-2
 i

PART I — FINANCIAL STATEMENTS
Item 1. Condensed Financial Statements
COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$508,400	$2,360
Cash and United States Treasury securities held in trust fund	56,623,590	—
Prepaid expenses	96,250	—

Total current assets	57,228,240	2,360
Deferred offering costs	—	434,597

Total Assets	$57,228,240	$436,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$59,790	$—
Note payable	—	20,000
Deferred payment to underwriter	2,100,000	—
Accrued expenses	187,500	370,082

Total Current Liabilities	$2,347,290	$390,082

Common stock, subject to conversion, 1,499,250 shares at conversion value	$10,854,570	$—

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	$—	$—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 9,375,000 shares (which includes 1,499,250 subject to conversion)	93,750	18,750
Additional paid-in capital	43,835,080	28,125
Earnings accumulated during the development stage	97,550	—

Total Stockholders’ Equity	$44,026,380	$46,875

Total Liabilities and Stockholders’ Equity	$57,228,240	$436,957

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

			Cumulative Period
		Period from April 6,	from April 6, 2005
	Three Months	2005 (inception) to	(inception) to
	Ended June 30, 2006	June 30, 2005	June 30, 2006
Interest income	$173,590	$—	$173,590

Operating costs	16,250	—	16,250

Income before taxes	157,340	—	157,340
Provision for income taxes	59,790	—	59,790

Net income	$97,550	—	$97,550

Weighted average shares outstanding	3,770,604	1,591,570	2,236,696

Net income per share	$0.03	$—	$0.04

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
		Period	Period
		from April 6,	from April 6,
	Three Months	2005	2005
	Ended	(inception)	(inception)
	June 30, 2006	to June 30, 2005	to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,550	$—	$97,550
(Increase) in prepaid expenses	(96,250)	—	(96,250)
Increase (decrease) in accrued expenses and income tax payable	(122,792)	54,294	247,290

Net Cash Provided by (Used in) Operating Activities	$(121,492)	$54,294	$248,590

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in cash and securities held in trust fund	$(56,623,590)	$—	$(56,623,590)

Net Cash (Used in) Investing Activities	$(56,623,590)	$—	$(56,623,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$—	$46,875	$46,875
Gross proceeds from initial public offering	60,000,000	—	60,000,000
Proceeds from note payable to stockholder	40,000	10,000	40,000
Payment of note payable to stockholder	(40,000)	—	(40,000)
Proceeds from issuance of underwriters purchase option	100	—	100
Payment of costs of the public offering	(2,748,978)	(108,692)	(3,163,575)

Net Cash Provided by (Used in) Financing Activities	$57,251,122	$51,817	$56,883,400

NET INCREASE IN CASH	$506,040	$2,477	$508,400

CASH AT BEGINNING OF PERIOD	$2,360	$—	$—

CASH AT END OF PERIOD	$508,400	$2,477	$508,400

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$2,100,000	$—	$2,100,000

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS
     The condensed financial statements at June 30, 2006 and for the three-month period ended June 30, 2006 and for the periods from April 6, 2005 (inception) to June 30, 2005 and from April 6, 2005 (inception) to June 30, 2006, are unaudited and include the accounts of Community Bankers Acquisition Corp. (a corporation in the development stage) (the “Corporation”). The condensed balance sheet at March 31, 2006, has been derived from the audited financial statements included in the Corporation’s Registration Statement on Form S-1 (File No. 333-124240).
     In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Corporation as of June 30, 2006, and the results of its operations and its cash flows for the three months ended June 30, 2006. At June 30, 2006, the Corporation had not yet commenced operations. All activity from April 6, 2005 (inception) through June 30, 2006 relates to the Corporation’s formation and the public offering described below.
     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
     The Corporation was incorporated in Delaware on April 6, 2005 as a blank check company whose objective is to merge with or acquire an operating commercial bank or bank holding company. The Corporation’s fiscal year end is March 31.
     The registration statement for the Corporation’s initial public offering (“Offering”) was declared effective June 5, 2006. The Corporation consummated the Offering on June 8, 2006 and received net proceeds of $54,950,000 which is discussed in Note 2. The Corporation’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business whose objective is to operate a commercial bank or bank holding company (“Business Combination”). There is no assurance that the Corporation will be able to successfully effect a Business Combination. Upon the closing of the Offering, $56,450,000 of the proceeds, including $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the initial Business Combination, are being held in a trust account (“Trust Fund”) and invested in U.S. government securities or other high-quality, short term interest-bearing investments, until the earlier of (i) the consummation of its first Business Combination or (ii) distribution of the Trust Account as described below; provided, however, that up to $1,129,000 of interest income, net of taxes payable on interest earned on the Trust Account, may be released to the Corporation periodically to cover its operating expenses. The remaining proceeds and any interest released to the Corporation to cover its operating expenses will be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses. The Corporation, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Corporation’s stockholders prior to the Offering, including all of the officers and directors of the Corporation (“Initial Stockholders”), have agreed to vote all of their founding shares of common stock either for or against the Business Combination as determined by the majority of the votes cast by the holders of the common stock who purchase shares sold in this Offering (“Public Stockholders”) with respect to a Business Combination. After consummation of the Corporation’s first Business Combination, these voting safeguards no longer apply.

     With respect to the first Business Combination which is approved and consummated, any Public Stockholder, other than the Corporation’s Initial Stockholders, who voted against the Business Combination may demand that the Corporation redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.
     The Corporation’s Certificate of Incorporation provides that in the event that the Corporation does not consummate a Business Combination by the latter of (i) 18 months after the consummation of the Offering or (ii) 24 months after the consummation of the Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete the Business Combination was executed but was not consummated within such 18-month period (such later date being referred to as the “Termination Date”), the board of directors will adopt a resolution, within 15 days thereafter, finding the Corporation’s dissolution advisable and provide notice as promptly thereafter as practicable to stockholders in connection with our dissolution in accordance with Section 275 of the Delaware General Corporation Law. In the event that the Corporation is so dissolved, the Corporation shall promptly adopt and implement a plan of distribution which provides that only the holders of shares sold in the Offering shall be entitled to receive liquidating distributions and the Corporation shall pay no liquidating distributions with respect to any other shares of capital stock of the Corporation. In the event of liquidation, it is likely that the per share value of residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Redeemable Warrants contained in the Units sold in the Offering as described in Note 2).
2. INITIAL PUBLIC OFFERING
     On June 8, 2006, the Corporation sold 7,500,000 units (“Units”) in the Offering. Each Unit consists of one share of the Corporation’s common stock, $0.01 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Corporation one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the date of the Offering. The Warrants will be redeemable by the Corporation at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given.
     In addition, the Corporation sold to I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc. or their designees, for $100, an option to purchase up to 525,000 units in the aggregate. The units issuable upon exercise of this option are identical to those offered in this Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of common stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination or one year from the date of the Offering. This option expires June 4, 2011. In lieu of the payment of the exercise price, this option may be converted into units on a net-share settlement or cashless exercise basis to the extent that the market value of the units at the time of conversion exceeds the exercise price of this option. This option may only be exercised or converted by the option holder and cannot be redeemed by the Corporation for cash.
     The sale of the option to the representatives of the underwriters is accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and therefore measured at its fair value on the date of the sale in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, which resulted in an increase in the Corporation’s cash position and stockholders’ equity by the $100 proceeds from the sale. The Corporation accounted for the fair value of the option as an expense of the Offering. The Corporation has determined based upon a trinomial model that the estimated fair value of the option on the date of sale was approximately $2.4145 per unit or an aggregate of $1,267,613 assuming an expected life of five years, volatility of 32.371% and a risk-free interest rate of 4.929%. Although an expected life of five years was used, if the Corporation does not consummate a Business Combination within the prescribed time period and liquidate, this option would become worthless.

     Because the Corporation does not have a trading history, the Corporation estimated the potential volatility of its common stock price using the average volatility of ten publicly-traded banking institutions with market capitalizations ranging from $64 million to $288 million with an average of $149 million. The Corporation believes that the average volatility of these representative institutions is a reasonable benchmark to use in estimating the expected volatility of its common stock after consummation of a Business Combination, because these sample institutions are operating banks or bank holding companies that are similar in size to target business acquisitions. The volatility calculation of 32.371% was derived using the volatility of representative banks. This calculation used the daily closing prices for the five year period ended April 30, 2006. Using a higher volatility would have the effect of increasing the implied value of this option.
     Pursuant to Rule 2710(g)(1) of the NASD Conduct Rule, the option to purchase 525,000 units is deemed to be underwriting compensation and therefore upon exercise the underlying shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Offering.
     Although this option and its underlying securities have been registered by the Corporation, the Corporation has granted to the holders of this option demand and “piggy back” registration rights until the later of five years from the date of the Offering or one year after the warrants are exercised with respect to the securities directly and indirectly issuable upon exercise of this option. The Corporation will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of this option shall be adjusted in certain circumstances including in the event of a stock dividend, or the Corporation’s recapitalization, reorganization, merger or consolidation. However, no adjustments to this option will be made for issuances of common stock at a price below the exercise price of this option.
3. DEFERRED OFFERING COSTS
     Deferred offering costs consist principally of legal and other offering expenses incurred through March 31, 2006 that were related to the Offering and were charged to capital upon receipt of the capital raised.
4. NOTE PAYABLE
     Community Bankers Acquisition, LLC, an affiliate of the Corporation’s president and one of its stockholders, has entered into a revolving credit agreement with the Corporation in the amount of $100,000. Advances under the credit facility of $40,000 at June 30, 2006, were used to pay a portion of the expenses of the Offering and professional fees. The loan was non-interest bearing and was due upon consummation of the Offering. The loan was repaid on June 29, 2006 and the loan was cancelled.
5. COMMITMENTS
     The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006.
     Pursuant to letter agreements with the Corporation, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Corporation’s liquidation.
     In conjunction with the Corporation’s Offering, the Corporation issued 7,500,000 Warrants, each Warrant exercisable to acquire one share of Common Stock for $5.00 per share. In addition, the Corporation sold to the representatives of the underwriters an option to purchase up to 525,000 units consisting of one share of Common Stock and one Warrant. Although the Corporation registered the issuance of the shares issuable upon exercise of the Warrants in connection with the Offering, the Warrants will not be exercisable until the later of the completion of our initial business combination or June 4, 2007. We agreed pursuant to the terms of our warrant agreement that we will, prior to the commencement of the warrant exercise period, file a post-effective amendment or a new registration statement to register the shares of common stock issuable upon exercise of the warrants. The Corporation’s registration statement will no longer be current when the Warrants become exercisable and there can be no assurance that the Corporation will be able to register the Common Stock issuable upon exercise of the Warrants at such time. We cannot assure you that we will be able to effect any required registration of our common stock under the Federal securities laws or maintain a current prospectus.
     Although we are unaware of any impediment to registration of our stock, under the Securities and Exchange Commission’s interpretation of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of our common stock is not deemed to be within our control. Inasmuch as our warrant agreement is silent as to any penalty we may incur if we are unable to deliver registered shares to our warrant holders upon exercise of the outstanding warrants, EITF No. 00-19 requires us to assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19 will require us to record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants determined by the trading value of the warrants on the last day of each period once the warrants commence separate trading, with any changes being recorded through our statement of operations. Pursuant to EITF-0019, any potential settlement obligation will continue to be reported as a liability for all periods following separate trading of our warrants until such time as the outstanding warrants are exercised, expire or we are otherwise able to modify the registration requirements in the warrant agreement to clarify or remove the provisions which require this treatment under EITF No. 00-19.
6. CAPITAL STOCK
     Common Stock
     The Corporation is authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock, except that Public Stockholders have the right to have their shares of common stock converted to cash equal to their pro rata share of the trust fund if they both elect such conversion within the prescribed time period and they subsequently vote against the Business Combination and the Business Combination is ultimately approved and completed. Assuming the Business Combination is not timely completed and the Corporation’s dissolution is approved by our stockholders in accordance with Delaware law, Public Stockholders will be entitled to receive their proportionate share of the Trust Fund (including any interest not released to us, net of taxes, and the deferred underwriting discount). In addition, Public Stockholders will be entitled to receive a pro rata portion of our remaining assets not held in trust, less amounts we pay, or reserve to pay, for all of our liabilities and obligations. Initial Stockholders have agreed to waive their rights to share in any liquidating distribution with respect to common stock owned by them prior to consummation of the Offering in the event the Corporation is not able to timely complete a Business Combination.
     Preferred Stock
     The Corporation is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
     The agreement with the underwriters prohibits the Corporation, prior to a Business Combination, from issuing preferred stock without the consent of the Representatives of the underwriters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
     Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective June 5, 2006, and the definitive Prospectus thereunder. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
General
     We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. Our first business combination or series of such transactions must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such transaction(s). We consummated our initial public offering (the “Offering”) on June 8, 2006. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended June 30, 2006, other than in connection with our initial public offering and certain minor legal and other expenses related to pursuing acquisitions of targets. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial business combination.
     We are currently in the process of evaluating and identifying targets for an initial transaction. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial transaction. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial business combination. If we are unable to locate a suitable target business by December 7, 2007 (or June 7, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by December 7, 2007), we will be required to dissolve and liquidate.
Results of Operations
     For the three months ended June 30, 2006, we had net income of $97,550. We earned interest income of $173,590 on our securities held in trust. We incurred operating expenses of $16,250. Our expenses consisted of overhead fees and amortization of prepaid insurance. We recorded an income tax provision of $59,790.
Liquidity and Capital Resources
     The net proceeds of our Offering, after deducting the underwriters discount and offering expenses, was $54,950,000. Of these net proceeds, $54,350,000 has been placed in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee, and invested in United States government securities together with an additional $2,100,000 of deferred underwriting compensation. The funds held in the trust account, other than the deferred underwriting compensation, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. One-half of the interest earned on the trust account, net of taxes, will be retained in the trust account for distribution to public stockholders under certain circumstances. The remaining interest earned on the trust account, net of taxes, up to $1,129,000 may be released to us periodically to fund our working capital requirements. Upon the consummation of a business combination, we will pay the deferred underwriting compensation to the underwriters out of the proceeds of this offering held in trust. Any amounts not paid as consideration to the sellers of the target business or to the underwriters as deferred underwriting fees may be used to finance the operations of the target business.
     As of June 30, 2006, we had cash not held in trust of $508,400. In 2006, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
     We are obligated, commencing June 5, 2006, and ending upon the acquisition of a target business, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers and a shareholder, a monthly fee of $7,500 for office space and general and administrative services.
     We anticipate that we will incur approximately $180,000 for the administrative fee payable to Community Bankers Acquisition LLC ($7,500 per month for two years), $250,000 of expenses for legal, accounting and other expenses attendant to the structuring, negotiating and completing of a business combination, $200,000 in connection with due diligence of prospective target businesses, $200,000 of expenses in legal and accounting fees relating to bank regulatory compliance, SEC reporting obligations and internal controls and $270,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering or debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.
Off Balance Sheet Arrangements
There are no off balance sheet arrangements.
Contractual Obligations
     The following table shows the amounts due in connection with our contractual obligations as of March 31, 2006.

	Payments due by period
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term debt obligations (1)(2)	$180,000	$90,000	$90,000	—	—

(1)	Represents sums payable to Community Bankers Acquisition LLC, an affiliate of the Company’s president and a stockholder, for office space, office and secretarial services commencing June 5, 2006 and continuing at $7,500 per through the acquisition of a target business.

(2)	Does not include $2,100,000 which the underwriters have agreed to deposit in the trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Co. as trustee and which fees will be deferred and paid to the underwriters only upon consummation of a business combination within 18 months after June 8, 2006 (or 24 months in the event a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after June 8, 2006 and the business combination has not yet been consummated within such 18 month period). In the event a business combination is not timely completed, such funds will be forfeited by the underwriters and available for distribution upon our liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
Item 4. Controls and Procedures.
     As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a — 15(e) and 15d —15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
     Further, there were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described in our prospectus dated June 5, 2006 (File No. 333-124240) and as set forth below before making a decision to invest in our securities.
     We may be unable to register the shares of our Common Stock underlying the Warrants sold as part of the Units and as part of the Representatives’ Unit Purchase Option and holders may be unable to exercise their Warrants, requiring the Company to record a liability equal to the fair market value of the warrants.
     In conjunction with our Offering, we issued 7,500,000 Warrants, each Warrant exercisable to acquire one share of Common Stock for $5.00 per share. In addition, we sold to the representatives of the underwriters an option to purchase up to 525,000 units consisting of one share of Common Stock and one Warrant. Although we registered the issuance of the shares issuable upon exercise of the Warrants in connection with the Offering, the Warrants will not be exercisable until the later of the completion of our initial business combination or June 4, 2007. We agreed pursuant to the terms of our warrant agreement that we will, prior to the commencement of the warrant exercise period, file a post-effective amendment or a new registration statement to register the shares of common stock issuable upon exercise of the warrants. Our registration statement will no longer be current when the Warrants become exercisable and there can be no assurance that we will be able to register the Common Stock issuable upon exercise of the Warrants at such time. We cannot assure the shareholders that we will be able to effect any required registration of our common stock under the Federal securities laws or maintain a current prospectus.
     Although we are unaware of any impediment to registration of our stock, under the Securities and Exchange Commission’s interpretation of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of our common stock is not deemed to be within our control. Inasmuch as our warrant agreement is silent as to any penalty we may incur if we are unable to deliver registered shares to our warrant holders upon exercise of the outstanding warrants, EITF No. 00-19 requires us to assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19 will require us to record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants determined by the trading value of the warrants on the last day of each period once the warrants commence separate trading, with any changes being recorded through our statement of operations. Pursuant to EITF-0019, any potential settlement obligation will continue to be reported as a liability for all periods following separate trading of our warrants until such time as the outstanding warrants are exercised, expire or we are otherwise able to modify the registration requirements in the warrant agreement to clarify or remove the provisions which require this treatment under EITF No. 00-19.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (b) Use of Proceeds
     On June 8, 2006, we consummated the closing of the sale of 7,500,000 units in connection with our initial public offering (“Offering”). Each unit consists of one share of our common stock and one warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $60,000,000 and net proceeds of $54,950,000.
     The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (File No. 333-124240). The Securities and Exchange Commission declared the registration statement effective on June 5, 2006. I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc. acted as the representatives of the underwriters. Of the gross proceeds from the Offering, (i) we deposited $56,450,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which amount included $2,100,000 of contingent underwriting discount; (ii) the underwriters received $1,800,000 as underwriting discount and $600,000 as non-accountable expenses; and (iii) we used an estimated $550,000 for offering expenses. The remaining proceeds of $600,000 are available to us to be used for working capital purposes such as due diligence, legal, and general and administrative expenses. The sum of $40,000 in offering expenses was advanced to us by Community Bankers Acquisition LLC, an affiliate of an executive officer and a stockholder, and was repaid following consummation of the Offering. Upon consummation of a business combination, we will pay the contingent underwriting discount to the representatives of the underwriters.
     In connection with the Offering, we sold to I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc., for $100, an option to purchase up to a total of 525,000 units. The units issuable upon exercise of this option are identical to those sold in our Offering except that the warrants included in the units have an exercise price of $7.50. This option is exercise at $10.00 per unit commencing on the later of the consummation of a business combination and June 4, 2007, and expiring on June 4, 2011. The purchase option and the securities issuable upon exercise of such option were included in our registration statement on Form S-1 described above.
Item 4. Submission of Matters to a Vote of Security Holders.
     Prior to our Offering, we solicited the consent of our stockholders for the amendment and restatement of our Certificate of Incorporation and our Bylaws. Our stockholders unanimously approved the amendments.
Item 6. Exhibits

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation (1)

3.2		By-laws as amended (1)

4.1		Specimen Unit Certificate (1)

4.2		Specimen Common Stock Certificate (1)

4.3		Specimen Warrant Certificate (1)

4.4		Form of Unit Purchase Option to be granted to the representatives (1)

4.5		Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.1		Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)

10.2		Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.3		Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)

10.4		Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.5		Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)

10.6		Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)

10.7		Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)

10.8	*	Letter agreement with Eugene S. Putnam, Jr. (1)

10.9	*	Letter agreement with David A. Spainhour (1)

31.1		Rule 13a-14(a)/15d-14(a) Certification

32.1		Section 1350 Certification

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS ACQUISITION CORP.

Dated: August 11, 2006	By:	/s/ Gary A. Simanson Gary A. Simanson
President and Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)