Form 10-Q
period 2006-09-30
Community Bankers Acquisition Corp.
filed 2006-11-14
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
001-32590
(Commission File No.)
COMMUNITY BANKERS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2652949 (I.R.S. Employer Identification No.)
717 King Street
Alexandria, VA 22314
(Address of principal executive offices)
(703) 759-0751
(Issuer’s telephone number, including area code)
Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
As of November 1, 2006 there were 9,375,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS ACQUISITION CORP.

FORM 10-Q
September 30, 2006
 i

PART I — FINANCIAL STATEMENTS
Item 1. Condensed Financial Statements
COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$566,776	$2,360
Cash and United States Treasury securities held in trust fund	57,018,096	—
Prepaid expenses	70,000	—

Total current assets	57,654,872	2,360
Deferred offering costs	—	434,597

Total Assets	$57,654,872	$436,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$294,486	$—
Note payable	—	20,000
Warrant liability	4,800,000	—
Deferred payment to underwriter	2,100,000	—
Accrued expenses	12,778	370,082

Total Current Liabilities	$7,207,264	$390,082

Common stock, subject to conversion, 1,499,250 shares at conversion value	$11,397,917	$—

Commitments
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	$—	$—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 9,375,000 shares (which includes 1,499,250 shares subject to conversion)	93,750	18,750
Additional paid-in capital	38,475,463	28,125
Earnings accumulated during the development stage	480,478	—

Total Stockholders’ Equity	$39,049,691	$46,875

Total Liabilities and Stockholders’ Equity	$57,654,872	$436,957

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

					Cumulative
				Period from	Period from
	Three	Three	Six	April 6, 2005	April 6, 2005
	Months Ended	Months Ended	Months Ended	(inception) to	(inception) to
	Sept. 30, 2006	Sept. 30,2005	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006
Other income:
Interest on cash and short-term investments held in trust	$694,506	$—	$868,096	$—	$868,096
Operating costs	76,882	—	93,132	—	93,132

Income before taxes	617,624		774,964	—	774,964
Provision for income taxes	234,696	—	294,486	—	294,486

Net income (loss)	$382,928	—	480,478	—	$480,478

Weighted average shares outstanding-basic and diluted	9,375,000	1,875,000	6,572,802	1,738,062	3,395,795

Net income per share-basic and diluted	$0.04	$—	$0.07	$—	$0.14

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

		Period	Cumulative Period
		from April 6, 2005	from April 6, 2005
	Six Months Ended	(inception) to	(inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$480,478	$—	$480,478
(Increase) in prepaid expenses	(70,000)	—	(70,000)
Increase (decrease) in accrued expenses and income tax payable	(62,818)	279,588	307,264

Net Cash Provided by (Used in) Operating Activities	$347,660	$279,588	$717,742

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in cash and securities held in trust fund	$(57,018,096)	$—	$(57,018,096)

Net Cash (Used in) Investing Activities	$(57,018,096)	$—	$(57,018,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$—	$46,875	$46,875
Gross proceeds from initial public offering	60,000,000	—	60,000,000
Proceeds from note payable to stockholder	20,000	20,000	40,000
Payment of note payable to stockholder	(40,000)	—	(40,000)
Proceeds from issuance of underwriters purchase option	100	—	100
Payment of costs of the public offering	(2,745,248)	(343,986)	3,179,845

Net Cash Provided by (Used in) Financing Activities	$57,234,852	$(277,111)	$56,867,130

NET INCREASE IN CASH	$564,416	$2,477	$566,776
CASH AT BEGINNING OF PERIOD	$2,360	$—	$—

CASH AT END OF PERIOD	$566,776	$2,477	$566,776

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$2,100,000	$—	$2,100,000
Warrant obligation in connection with sale of units in offering	$4,800,000	—	$4,800,000
See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS
The condensed financial statements at September 30, 2006 and for the three-month and six-month periods ended September 30, 2006 and for the periods from April 6, 2005 (inception) to September 30, 2005 and from April 6, 2005 (inception) to September 30, 2006, are unaudited and include the accounts of Community Bankers Acquisition Corp. (a corporation in the development stage) (the “Corporation”). The condensed balance sheet at March 31, 2006, has been derived from the audited financial statements included in the Corporation’s Registration Statement on Form S-1 (File No. 333-124240). The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Corporation as of September 30, 2006, and the results of its operations and its cash flows for the three months and six months ended September 30, 2006. At September 30, 2006, the Corporation had not yet commenced operations. All activity from April 6, 2005 (inception) through September 30, 2006 relates to the Corporation’s formation and the public offering described below.
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
3. ACCOUNTING FOR WARRANTS
On June 8, 2006, the Company consummated its initial public offering of 7,500,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of its common stock at an exercise price of $5.00. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise.
In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, the 7,500,000 warrants issued to purchase stock are separately accounted for as liabilities. The fair value of these warrants is shown on the Company’s balance sheet and the unrealized changes in the values of these warrants are shown in the Company’s statement of operations as “Gain (loss) on warrant liabilities.” These warrants are freely traded on the American Stock Exchange beginning September 5, 2006. Consequently, the fair value of these warrants are estimated as the market price of a warrant at each period end. To the extent the market price increases or decreases, the Company’s warrant liabilities will also increase or decrease, including the effect on the Company’s statement of operations. No adjustment was required as of September 30, 2006.
None of the warrants were included in diluted earnings per share since they were antidilutive.
4. DEFERRED OFFERING COSTS
Deferred offering costs consist principally of legal and other offering expenses incurred through March 31, 2006 that were related to the Offering and were charged to capital upon receipt of the capital raised.

5. NOTE PAYABLE
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
6. COMMITMENTS
The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. At September 30, 2006, an aggregate of $30,000 has been paid.
Pursuant to letter agreements with the Corporation, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Corporation’s liquidation.
7. CAPITAL STOCK
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
General
We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. Our first business combination or series of such transactions must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such transaction(s). We consummated our initial public offering (the “Offering”) on June 8, 2006. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended September 30, 2006, other than in connection with our initial public offering and certain minor legal and other expenses related to pursuing acquisitions of targets. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial business combination.
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
Results of Operations for the Three Months Ended September 30, 2006
For the three months ended September 30, 2006, operating costs of $76,882 consisted primarily of $20,376 in legal and other professional fees, $22,500 for office and administrative services, $26,250 for amortization of prepaid insurance and $7,748 in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $694,506. This resulted in net income for the three months ended September 30, 2006 of $382,928.
Results of Operations for the Six Months Ended September 30, 2006
For the six months ended September 30, 2006, operating costs of $93,132 consisted primarily of $20,376 in legal and professional fees, $30,000 for office and administrative services, $35,000 for amortization of prepaid insurance and $7,748 in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $868,096. This resulted in net income for the six months ended September 30, 2006 of $480,478.

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
As of September 30, 2006, we had cash not held in trust of $566,776, including $300,000 of interest released to us from the trust account. In 2006, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
We are obligated, commencing June 5, 2006, and ending upon the acquisition of a target business, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers and a shareholder, a monthly fee of $7,500 for office space and general and administrative services. An aggregate of $30,000 has been paid through September 30, 2006.
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
Contractual Obligations
The following table shows the amounts due in connection with our contractual obligations as of September 30, 2006.

	Payments due by period
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term contractual obligations (1) (2)	$150,000	$60,000	$90,000	—	—

(1)
Represents sums payable to Community Bankers Acquisition LLC, an affiliate of the Company’s president and a stockholder, for office space, office and secretarial services commencing June 5, 2006 and continuing at $7,500 per month through the acquisition of a target business.

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
Item 4. Controls and Procedures.
As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
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
Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws as amended (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Unit Purchase Option to be granted to the representatives (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)
10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)
10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
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

COMMUNITY BANKERS ACQUISITION CORP.
Dated: November 14, 2006	By:	/s/ Gary A. Simanson
Gary A. Simanson
President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws as amended (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Unit Purchase Option to be granted to the representatives (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)
10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)
10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
*Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1) Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).