Form 10-Q/A
period 2006-09-30
Community Bankers Acquisition Corp.
filed 2007-02-13
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A

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

COMMUNITY BANKERS ACQUISITION CORP.
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, initially filed with the Securities and Exchange Commission on November 13, 2006 (the ’Original Filing“), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants. This Form 10-Q/A amends and restates (i) Part I, Item 1. Financial Statements (ii) Part II, Item 1A. Risk Factors and (iii) Part II, Item 6. Exhibits. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
Except to the extent modified or updated, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

FORM 10-Q/A
September 30, 2006
 i

PART I — FINANCIAL STATEMENTS
Item 1. Condensed Financial Statements
COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$566,776	$2,360
Cash and United States Treasury securities held in trust fund	57,018,096	—
Prepaid expenses	70,000	—

Total current assets	57,654,872	2,360
Deferred offering costs	—	434,597

Total Assets	$57,654,872	$436,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$294,486	$—
Note payable	—	20,000
Deferred payment to underwriter	2,100,000	—
Accrued expenses	12,778	370,082

Total Current Liabilities	$2,407,264	$390,082

Common stock, subject to conversion, 1,499,250 shares at conversion value	$11,397,917	$—

Commitments
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	$—	$—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 9,375,000 shares (which includes 1,499,250 shares subject to conversion)	93,750	18,750
Additional paid-in capital	43,275,463	28,125
Earnings accumulated during the development stage	480,478	—

Total Stockholders’ Equity	$43,849,691	$46,875

Total Liabilities and Stockholders’ Equity	$52,854,872	$436,957

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described in our prospectus dated June 5, 2006 (File No. 333-124240) before making a decision to invest in our securities.
Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws as amended (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Unit Purchase Option to be granted to the representatives (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.6	Warrant Clarification Agreement dated as of January 29, 2007, between the Company and Continental Stock Transfer & Trust Company (2)
4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007, between the Company and the holders (2)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)
10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)
10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
* Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1) Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).
(2) Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS ACQUISITION CORP.
Dated: February 13, 2007	By:	/s/ Gary A. Simanson
Gary A. Simanson
President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws as amended (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Unit Purchase Option to be granted to the representatives (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.6	Warrant Clarification Agreement dated as of January 29, 2007, between the Company and Continental Stock Transfer & Trust Company (2)
4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007, between the Company and the holders (2)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)
10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)
10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
*Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1) Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).
(2) Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).