Form 10-Q
period 2006-12-31
Community Bankers Acquisition Corp.
filed 2007-02-13
CIK 1323648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission File Number: 001-32590

COMMUNITY BANKERS ACQUISITION CORP.
 (Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

717 King Street Alexandria, VA	22314
(Address of Principal Executive Offices)	(Zip Code)

(703) 759-0751
(Registrant’s telephone number, including area code)

(Former name or former address if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of February 13 , 2007 there were 9,375,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS ACQUISITION CORP.

FORM 10-Q
December 31, 2006

PART I — FINANCIAL STATEMENTS

Item 1. Condensed Financial Statements

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$536,595	$2,360
Cash and United States Treasury securities held in trust fund	57,720,168	—
Prepaid expenses	43,750	—

Total current assets	58,300,513	2,360
Deferred offering costs	—	434,597

Total Assets	$58,300,513	$436,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$540,322	$

Note payable	—	20,000
Deferred payment to underwriter	2,100,000	—
Accrued expenses	5,484	370,082

Total Current Liabilities	$2,645,806	$390,082

Common stock, subject to conversion, 1,499,250 shares at conversion value	$11,538,262	$—

Commitments
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	$—	$—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 9,375,000 shares (which includes 1,499,250 shares subject to conversion)	93,750	18,750
Additional paid-in capital	43,141,116	28,125
Earnings accumulated during the development stage	881,579	—

Total Stockholders’ Equity	$44,116,445	$46,875

Total Liabilities and Stockholders’ Equity	$58,300,513	$436,957

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

				Period from	Cumulative Period
	Three	Three	Nine	April 6, 2005	from April 6, 2005
	Months Ended	Months Ended	Months Ended	(inception) to	(inception) to
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006
Other income:
Interest on cash and short-term investments held in trust	$702,073	$—	$1,570,169	$—	$1,570,169
Operating costs	55,136	—	148,268	—	148,268

Income before taxes	646,937		1,421,901	—	1,421,901
Provision for income taxes	245,836	—	540,322	—	540,322

Net income	$401,101	—	881,579	_ --	$881,579

Weighted average shares outstanding-basic and diluted	9,375,000	1,875,000	7,520,455	1,784,722	4,281,496

Net income per share-basic and diluted	$0.04	$—	$0.12	$—	$0.21

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

		Period	Cumulative Period
		from April 6, 2005	from April 6, 2005
	Nine Months Ended	(inception) to	(inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$881,579	$—	$881,579
(Increase) in prepaid expenses	(43,750)	—	(43,750)
Increase (decrease) in accrued expenses and income tax payable	175,724	279,588	545,806

Net Cash Provided by Operating Activities	1,013,553	$279,588	1,383,635

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in cash and securities held in trust fund	$(57,720,168)	$—	$(57,720,168)

Net Cash (Used in) Investing Activities	$(57,720,168)	$—	$(57,720,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$—	$46,875	$46,875
Gross proceeds from initial public offering	60,000,000	—	60,000,000
Proceeds from note payable to stockholder	20,000	20,000	40,000
Payment of note payable to stockholder	(40,000)	—	(40,000)
Proceeds from issuance of underwriters purchase option	100	—	100
Payment of costs of the public offering	(2,739,250)	(343,986)	(3,173,845)

Net Cash Provided by (Used in) Financing Activities	$57,240,850	$(277,111)	$56,873,130

NET INCREASE IN CASH	$534,235	$2,477	$536,595
CASH AT BEGINNING OF PERIOD	$2,360	$—	$—

CASH AT END OF PERIOD	$536,595	$2,477	$536,595

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$2,100,000	$—	$2,100,000

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS OPERATIONS

The condensed financial statements at December 31, 2006 and for the three-month and nine-month periods ended December 31, 2006 and for the periods from April 6, 2005 (inception) to December 31, 2005 and from April 6, 2005 (inception) to December 31, 2006, are unaudited and include the accounts of Community Bankers Acquisition Corp. (a corporation in the development stage) (the “Corporation”). The condensed balance sheet at March 31, 2006, has been derived from the audited financial statements included in the Corporation’s Registration Statement on Form S-1 (File No. 333-124240). The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Corporation as of December 31, 2006, and the results of its operations and its cash flows for the three months and nine months ended December 31, 2006. At December 31, 2006, the Corporation had not yet commenced operations. All activity from April 6, 2005 (inception) through December 31, 2006 relates to the Corporation’s formation and the public offering described below.

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

The registration statement for the Corporation’s initial public offering (“Offering”) was declared effective June 5, 2006. The Corporation consummated the Offering on June 8, 2006 and received net proceeds of $54,950,000 which is discussed in Note 2. The Corporation’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business whose objective is to operate a commercial bank or bank holding company (“Business Combination”). There is no assurance that the Corporation will be able to successfully effect a Business Combination. Upon the closing of the Offering, $56,450,000 of the proceeds, including $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the initial Business Combination, are being held in a trust account (“Trust Fund”) and invested in U.S. government securities or other high-quality, short term interest-bearing investments, until the earlier of (i) the consummation of its first Business Combination or (ii) distribution of the Trust Account as described below; provided, however, that up to $1,129,000 of interest income, net of taxes payable on interest earned on the Trust Account, may be released to the Corporation periodically to cover its operating expenses. The remaining proceeds and any interest released to the Corporation to cover its operating expenses will be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses. The Corporation, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, both vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Corporation’s stockholders prior to the Offering, including all of the officers and directors of the Corporation (“Initial Stockholders”), have agreed to vote all of their founding shares of common stock either for or against the Business Combination as determined by the majority of the votes cast by the holders of the common stock who purchase shares sold in this Offering (“Public Stockholders”) with respect to a Business Combination. After consummation of the Corporation’s first Business Combination, these voting safeguards no longer apply.

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

5. COMMITMENTS

The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. At December 31, 2006, an aggregate of $52,500 has been paid.

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

General

We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. Our first business combination or series of such transactions must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such transaction(s). We consummated our initial public offering (the “Offering”) on June 8, 2006. We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended December 31, 2006, other than in connection with our initial public offering and certain minor legal and other expenses related to pursuing acquisitions of targets. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial business combination.

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

Results of Operations for the Three Months Ended December 31, 2006

For the three months ended December 31, 2006, operating costs of $55,136 consisted primarily of $6,386 in legal and other professional fees, $22,500 for office and administrative services, $26,250 for amortization of prepaid insurance and $-0- in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $702,073. This resulted in net income for the three months ended December 31, 2006 of $401,101.

Results of Operations for the Nine Months Ended December 31, 2006

For the nine months ended December 31, 2006, operating costs of $148,268 consisted primarily of $26,762 in legal and professional fees, $52,500 for office and administrative services, $61,250 for amortization of prepaid insurance and $7,748 in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $1,570,169. This resulted in net income for the nine months ended December 31, 2006 of $881,579.

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

As of December 31, 2006, we had cash not held in trust of $536,595, including $300,000 of interest released to us from the trust account. In 2007, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.

We are obligated, commencing June 5, 2006, and ending upon the acquisition of a target business, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers and a shareholder, a monthly fee of $7,500 for office space and general and administrative services. An aggregate of $52,500 has been paid through December 31, 2006.

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

Contractual Obligations

The following table shows the amounts due in connection with our contractual obligations as of December 31, 2006.

	Payments due by period
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term contractual obligations (1) (2)	$127,500	$37,500	$90,000	—	—

(1)	Represents sums payable to Community Bankers Acquisition LLC, an affiliate of the Company’s president and a stockholder, for office space, office and secretarial services commencing June 5, 2006 and continuing at $7,500 per month through the acquisition of a target business.

(2)	Does not include $2,100,000 which the underwriters have agreed to deposit in the trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Co. as trustee and which fees will be deferred and paid to the underwriters only upon consummation of a business combination within 18 months after June 8, 2006 (or 24 months in the event a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after June 8, 2006 and the business combination has not yet been consummated within such 18 month period). In the event a business combination is not timely completed, such funds will be forfeited by the underwriters and available for distribution upon our liquidation.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d –15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Unit Purchase Option to be granted to the representatives (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co.(2)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (2)

10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)

10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)

10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)

10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)

10.9*	Letter agreement with David A. Spainhour (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1) Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(2) Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K on February 12, 2007 (File No. 001-32590).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS ACQUISITION CORP.

Dated: February 13, 2007

By: /s/ Gary A. Simanson
       Gary A. Simanson
       President and Chief Executive Officer
       and Chief Financial Officer
       (Principal Executive and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Unit Purchase Option to be granted to the representatives (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co.(2)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (2)

10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)

10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)

10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)

10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)

10.9*	Letter agreement with David A. Spainhour (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification