Form 10-K
period 2007-03-31
Community Bankers Acquisition Corp.
filed 2007-06-29
CIK 1323648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Community Bankers Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation)	6770 (Primary Standard Industrial Classification Code Number)	20-2652949 (I.R.S. Employer Identification No.)
9912 Georgetown Pike, Ste. D203
Great Falls, Virginia 22066
(Address of principal executive offices, including zip code)
(703) 759-0751
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.01 par value, and One Warrant	American Stock Exchange
Common Stock, $0.01 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for any shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2), an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated Filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of June 18, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the issuer based upon the price at which such common stock was sold on the American Stock Exchange as of such date was $59,040,000.
As of June 18, 2007, the registrant had 9,375,000 shares of common stock, par value $0.01, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
ITEM 1. BUSINESS
Forward—Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements expressed or implied by the forward-looking statements to differ materially. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete a business combination with one or more target businesses; success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination; liquidation if no business combination occurs; the limited pool of prospective target businesses; potential change in control if we acquire one or more target businesses for stock; interest to be earned on the trust account; uses of our working capital; and risks associated with the banking industry. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.
General
We are a blank check company organized under the laws of the State of Delaware on April 6, 2005. As a “Targeted Acquisition Corporation”SM or “TAC,” SM we were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Specifically, we intend to acquire an operating commercial bank or commercial bank holding company in the United States.
A registration statement for our initial public offering was declared effective on June 5, 2006. I-Bankers Securities, Inc., Maxim Group, LLC and Legend Merchant Group, Inc. served as representatives of the underwriters in connection with the offering. On June 8, 2006, we consummated out initial public offering of 7,500,000 units which commenced trading on the American Stock Exchange under the symbol “BTC.U”. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 per share beginning upon the consummation of a business combination. Our common stock and warrants started trading separately on the American Stock Exchange as of September 5, 2006, under the symbols “BTC” and “BTC.WS,” respectively.
Our net proceeds from the sale of our units were approximately $54,950,000. Of this amount, $54,350,000 of the net proceeds, plus $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until our initial business combination, was deposited in trust and the remaining $600,000 was held outside of the trust. The remaining proceeds, together with any interest released to us to cover operating expenses, are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.

Industry Overview
We believe that the banking industry is a favorable industry in which to seek a merger or acquisition and an attractive operating environment for a target business. We believe that the anticipated growth in the U.S. economy will lead to an increase in deposits at banks and demand for borrowing by businesses from banks and other financial institutions.
We believe the banking industry is highly fragmented, which provides a favorable industry in which to seek acquisitions. According to statistics as of December 31, 2006, published by the FDIC, there are more than 3,100 commercial banks in the U.S. with assets of $100 to $500 million and more than 6,400 commercial banks with less than $500 million in assets.
Strategy
Our strategy is to acquire or merge with a commercial bank in the United States that is in the $100 to $500 million asset size range which has one or more of the following characteristics:
•	An opportunity for regional expansion and/or the addition of new banking products and services;
•	Constraints on its capital and limited access to alternative capital markets due to its size or other special considerations; and
•	A size which is generally too small to attract the interest of larger acquirers.
We believe the net proceeds of our initial public offering can be utilized to acquire and grow an existing banking institution. We will have the ability to issue equity securities or debt in connection with our initial or future transactions which may provide a mechanism for growth through combination with other banks facilitating our creation of a regional banking presence. Growth opportunities may include some or all of the following:
•	Expanding the branch network of an existing banking institution;

•	Utilizing our capital to increase loans and deposits;

•	Attracting personnel from other banks who can bring substantial business with them;

•	Seeking other profitable business lines to add to the bank’s core business; and
•	Seeking strategic acquisitions which can provide growth to the existing franchise or a platform to enter another geographic market.
We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the net proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and, as a result, the offering can be characterized as a blank check offering. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Effecting A Business Combination
General
Although substantially all of the net proceeds of our initial public offering held in trust (excluding the portion of the trust account attributable to the underwriters’ discount) are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.
Our search for a target company will be limited to the United States with a primary focus on the Mid-Atlantic region. Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be within the banking industry and be a transaction in which the fair market value of the target business or businesses acquired simultaneously is at least 80% of our net assets at the time of the business combination (excluding the portion of the trust account attributable to the underwriters’ discount). We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established operations, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
Sources of target businesses
Our officers, directors and stockholders as well as their affiliates have brought and will bring to our attention target business candidates through their contacts, including investment bankers, venture capital funds, representatives of community banks or through their prior or future business dealings and networking with community and regional banks around the country. We anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. These sources may become aware of our desire to effect a business combination by a variety of means, such as publicly available information relating to our initial public offering, the press release we issued upon closing of our initial public offering or communications among such sources. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis unless such engagement were related to a specific potential business combination, we may engage these firms in the future, in which event we may pay a finders’ fee, advisory or other compensation. Finders’ fee arrangements and other compensation payable to such firms are often based on a percentage of the total consideration paid in an acquisition transaction, but may instead entail payment of a fixed fee. These fees or compensation frequently range from approximately 1% to 5%. Such compensation may be payable in cash or in the form of securities to be issued by us. The terms of any such arrangements, which may include payment in cash or securities or a combination thereof, will be negotiated with such persons on an arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will our officers, directors or initial stockholders or any entity with which they are affiliated (including First Capital Group with which our president is affiliated) be paid any finder’s fee, consulting fees or any similar type fees from any person or entity in connection with a business combination.

Selection of a target business and structuring of a business combination
Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously is at least 80% of our net assets at the time of the business combination (excluding the portion of the trust account attributable to the underwriters’ discount). Moreover, there is no limitation on our ability to raise additional funds through the sale of our securities or through loans that would enable us to acquire a target company with a fair market value significantly in excess of 80% of our net assets (excluding the portion of the trust account attributable to the underwriters’ discount). However, we would only acquire such additional funds simultaneously with our consummation of a business combination.
In evaluating a prospective target business, our management will consider, among other factors, the following:
•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	stage of development;
•	asset quality;
•	valuation expectations; and
•	costs associated with effecting the business combination.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. Due diligence will be performed by Gary Simanson, our president, our officers and directors and David Zalman, a stockholder, and we may also engage an independent third party such as an outside accounting firm or transaction advisory personnel.
The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business
The target businesses we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of the business combination (excluding the portion of the trust account attributable to the underwriters’ discount). The fair market value of such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential revenues, net income, assets, cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Any opinion, if obtained, would likely state only that the fair market value meets the 80% of net assets threshold. It is not anticipated, therefore, that copies of such opinion would be distributed to our stockholders in connection with the special meeting of stockholders held to consider approval of the business combination, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.
Probable lack of business diversification
While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or by raising additional funds through the sale of our securities or through loans, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination. Accordingly, in that event, the prospects for our success may be entirely dependent upon the future performance of a single target business. Unlike other entities that may have the resources to complete several business combinations, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development of a single market area.
If we consummated a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make capital contributions or subsequent acquisitions following our initial business combination.
Limited ability to evaluate the target business’ management
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our current officers and directors, if any, in the target business cannot presently be determined. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following a business combination, it is unlikely that any of such officers, other than Mr. Simanson, will devote their full efforts to our affairs subsequent to a business combination.

The future role of our key personnel following a business combination, however, cannot presently be ascertained. We have not entered into an employment agreement with any of our key personnel. Although we expect our president to remain associated with us following a business combination, we may hire other management personnel following the business combination. Moreover, our current management may only be willing to remain with us after the consummation of a business combination if they are able to negotiate the terms of an employment arrangement as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. It would be more likely that current members of management would remain with us, if they chose to do so, if we:
•	acquire a target business in an all-cash transaction rather than a merger in which the stockholders of the target company control the combined company following the business combination; or
•	structure the business combination as the acquisition of one or more banks using a holding company in which we were the surviving holding company.
In making the determination whether current management should remain with us following the business combination, our board of directors will analyze the experience and skills of management of the target business and, if it is believed that it is in the best interests of the combined company, negotiate as part of the business combination that certain members of current management remain with the combined company. If our current management desires to be retained by us post-business combination as a condition to any potential business combination, our current management may have a conflict of interest.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Opportunity for stockholder approval of business combination
Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under Delaware law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business and the terms of any proposed employment or other agreements with members of our current management and their affiliates.
In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote all of their respective shares of common stock owned by them immediately prior to our initial public offering either for or against the business combination as determined by the majority of the votes cast by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our existing stockholders, officers and directors. Accordingly, they may vote on a proposed business combination with respect to shares of common stock acquired in or after the consummation of our initial public offering any way they so choose. We will proceed with the business combination only if public stockholders who own at least a majority of the shares of common stock voted at the meeting held to approve the proposed business combination vote in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights.

Conversion rights
At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder, excluding our initial stockholders who have waived the right to convert any of their shares, the right to have such stockholder’s shares of common stock converted to cash if the stockholder both votes against the business combination and exercises his conversion rights and the business combination is approved and completed. In the event the business combination is not approved by our stockholders and completed, public stockholders will not be able to convert their stock. The actual per-share conversion price will be equal to the amount in the trust fund, including any interest not released to us, net of taxes, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust account, or taxes payable on such interest, the initial per share conversion price would be approximately $7.52 or $0.48 lower than the $8.00 per unit price paid in the offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination, the business combination is approved and consummated and the stockholder timely delivers his stock certificate to us for cancellation. If a stockholder votes against the business combination but has not properly exercised such stockholder’s conversion rights, such stockholder will not have the shares of common stock held by such stockholder converted into the stockholder’s pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination and presentation of their stock certificates for cancellation. Public stockholders who convert their stock into their share of the trust fund will continue to own any redeemable warrants they may hold and have the right to sell, transfer or exercise such redeemable warrants. We will not complete any business combination if stockholders who own at least a majority of the shares of common stock voted at the meeting to approve the proposed business combination fail to vote in favor of the business combination at such meeting or if stockholders owning more than 20% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights.
Liquidation if no business combination
If we do not complete a business combination by December 7, 2007 or by June 7, 2008 if the extension criteria described below have been satisfied), our certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. We will promptly prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware law and the federal securities laws, which proxy statement will be required to be submitted to and reviewed by the Securities and Exchange Commission, and thereafter forward the proxy statement and notice of meeting to our stockholders no less than 10 nor more than 60 days prior to our special meeting of stockholders soliciting stockholder votes with respect to our dissolution. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution. If we are not able to obtain approval from a majority of our stockholders, we cannot dissolve and liquidate and we will not be able to distribute funds from our trust account to public stockholders and these funds will not be available for any other corporate purpose.

We anticipate that our liquidation will occur pursuant to Section 281(b) of the Delaware General Corporation Law and, in this event, our board of directors will be required under Section 281(b) to adopt, within such three year period, a plan of distribution pursuant to which the corporation shall pay or make reasonable provision to pay all existing claims and obligations of the corporation, all contingent, conditional or unmatured contractual claims, claims subject of a pending suit, and claims that are likely to arise or become known within 10 years after our dissolution. Our plan of distribution will provide that we will pay or reserve for such claims from our funds not held in trust. Our board of directors intends to adopt a plan of distribution and to distribute the funds held in trust and any of our remaining assets to public stockholders as promptly as practicable following the dissolution of the Company. Until adoption of our plan of distribution and distribution of the funds held in trust, which we anticipate will be accomplished within six months following board approval of our dissolution, the funds will remain in trust and held by the trustee in permitted investments.
Assuming our dissolution is approved by our stockholders in accordance with Delaware law, public stockholders will be entitled to receive their proportionate share of the trust fund (including any interest not released to us, net of taxes, and the deferred underwriting discount). In addition, such holders will be entitled to receive a pro rata portion of our remaining assets not held in trust, less amounts we pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our corporate expenses arising during our remaining existence and the costs associated with our dissolution and liquidation. Our corporate expenses are expected to be primarily associated with preparation for and conduct of our special meeting of stockholders and our continuing public reporting obligations, including legal services, proxy soliciting firms, services of our independent public accounting firm as well as legal fees we may incur in the event of disputes with any claimants or creditors. Messrs. Gary Simanson, our President, and David Zalman, an initial stockholder, will be responsible to ensure that the trust funds are not reduced by claims of our vendors and service providers in the event of our dissolution and liquidation. To the extent that funds reserved to pay liabilities or obligations are not subsequently used for such purpose, the funds will be available for distribution to our public stockholders or for ongoing corporate expenses including costs of our liquidation during our remaining existence.
Our initial stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by them immediately prior to our initial public offering upon our liquidation prior to a business combination. In addition, the representatives of the underwriters have agreed to forfeit any rights to or claims against the portion of the trust fund attributable to the contingent underwriting discount in the event we do not timely complete a business combination and dissolve and distribute the funds held in the trust account upon liquidation of the company. There will be no distribution from the trust fund with respect to our warrants, which will expire worthless in the event of our liquidation.
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation following its dissolution complies with the statutory procedures set forth in Section 280 of the Delaware General Corporation Law, intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, it is our intention to seek approval of our stockholders to make liquidating distributions to our public stockholders as soon as reasonably practicable following our dissolution in accordance with Section 281(b) of the Delaware statute. Therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.
The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors and we could be required to pay our creditors prior to making any distributions to our public stockholders. Although we will seek to have all vendors and service providers execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the company and the public stockholders, there is no guarantee that we will be able to obtain such agreements or that even if such agreements are executed, that such agreements would prevent claims against the trust fund. Our primary consideration in determining whether to enter into an agreement with persons who refuse to execute such a waiver will be whether there is a suitable alternative provider, the expected aggregate contract amount and our assessment of the potential risk to the trust fund. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors or service providers (such as accountants, lawyers, investment bankers) or potential target businesses. In addition, we will require any target business to covenant as part of any definitive acquisition agreement that it will not pursue any claim or enforce any right, title, interest or claim of any kind in or to any monies held in the trust account. In addition, Mr. Simanson, our president, and Mr. Zalman, a stockholder, have agreed to be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of any vendor or service provider that is owed money by us for products sold or services rendered to us if we are unable to complete a business combination and are required to liquidate the company. Based on information we have obtained from such individuals and other available information, we currently believe that such persons are of substantial means and capable of funding any reasonably anticipated shortfall in our trust account even though we have not asked them to reserve for such an eventuality. As a result, management believes the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. However, we cannot assure you that Messrs. Simanson and Zalman will be able to satisfy those obligations. Accordingly, we cannot assure you that the actual per share liquidation price will not be less than $7.52 per share due to claims of creditors.
Competition
In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other financial institutions seeking acquisitions and from investment banking firms proposing to underwrite initial public offerings or offerings of debt and trust preferred certificates for the target businesses. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target banking institutions that we could acquire or merge with using the net proceeds of our initial public offering held in trust, our ability to compete in acquiring or merging with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing certain target businesses. Further:
•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by public stockholders in certain instances may reduce the resources available to us for a business combination; and
•	our outstanding redeemable warrants and purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business in the banking industry with significant growth potential on favorable terms.
If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the commercial banking industry and other financial service businesses. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Employees
Our officers and directors are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. Our executive officers are also involved with business ventures other than our company. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate although we expect Mr. Simanson to devote the majority of his professional time to our business until a target business is selected. We do not currently have and do not intend to have any full time employees prior to the consummation of a business combination. Our officers, directors and initial stockholders will be active in locating target businesses, responding to inquiries as well as performing due diligence on suitable target businesses.
Periodic Reporting and Financial Information
We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.
We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for such target business. Additionally, our management will provide stockholders with the foregoing financial information as part of the proxy solicitation materials sent to stockholders to assist them in assessing each specific target business we seek to acquire. Our management believes that the requirement of having available financial information for the target business may limit the pool of potential target businesses available for acquisition.
We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending March 31, 2008. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS
We are a development stage company with no operating history and very limited resources and our financial statements contain a statement indicating that our ability to begin operations depends on the completion of an acquisition.
We are a development stage company with no operating results to date and very limited financial resources. Therefore, our ability to begin operations is dependent upon the completion of an acquisition in the banking industry. Since we do not have an operating history, you will have a limited basis upon which to evaluate our ability to acquire an operating commercial bank or bank holding company. As of March 31, 2007, we have no arrangements or understandings with any prospective acquisition candidates. We have no present revenues and will not generate any revenues (other than interest income on the net proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination.
Investors must rely on our management with respect to the identification and selection of a prospective target business and we cannot assure you that any such acquisition will be successful.
Although the Company’s management has broad discretion with respect to the specific application of the net proceeds, substantially all of the net proceeds of our initial public offering are intended to be applied in connection with consummating a merger with or acquisition of an operating commercial bank or bank holding company. Management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Investors must therefore rely on management’s due diligence review and evaluation of potential acquisition candidates. There can be no assurances that, if we complete the acquisition of an operating commercial bank or bank holding company, such acquisition will be successful.
In the event we do not receive the required regulatory approvals, we will not be able to consummate a business combination involving a target bank or bank holding company.
In order to acquire a target business with operations as a national bank, a state bank or a bank holding company, we will need to apply for and receive regulatory approval from the financial institution’s regulators. Depending on the form of the transaction, we expect we will need one or more approvals from the following regulatory agencies: the Board of Governors of the Federal Reserve System, or Federal Reserve, in order to become a bank holding company and/or in connection with a change in control of a commercial bank; the FDIC and/or the Office of the Comptroller of the Currency, or OCC, in connection with compliance with the Bank Merger Act; and the state banking commission of the state in which any target state chartered bank is located. We cannot assure you that we or the target business will be successful in receiving such approvals on satisfactory terms or in a timely manner.
Because we are a blank check company, it may be more difficult for us to complete a business combination during the prescribed time period.
Based upon publicly available information as of June 15, 2007, we have identified approximately 100 blank check companies which have gone public since August 2003. Of these companies, 26 have completed a business combination. Additionally, 23 have announced that they have entered into definitive agreements for business combinations but not yet consummated these transactions, five of such companies have been or are being liquidated and approximately 46 companies have completed their initial public offering but have not announced a definitive agreement for a business combination. These 74 blank check companies have more than $6.6 billion held in trust. The fact that only 26 of such companies have completed a business combination and only 23 of such companies have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate an initial transaction within the prescribed time period, our corporate purpose and powers will automatically be limited to effecting and implementing our dissolution and liquidation and our board will be required to adopt, within 15 days thereafter, a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution in accordance with Delaware law.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination.
We expect to encounter intense competition from numerous other potential buyers competing for acquisitions of commercial banks, including private equity funds, financial institutions and other blank check companies. Most of these entities are well established and have extensive experience in identifying and effecting business combinations, as well as greater human and other resources than we do. Our ability to compete in acquiring target businesses will be limited by our available financial and other resources. Further, the obligation we have to seek stockholder approval of a business combination may delay or prevent the consummation of a transaction, and our obligation to convert into cash the shares of common stock sold in our initial public offering in certain instances may reduce the resources available to us for a business combination. Additionally, our outstanding redeemable warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. These factors combined with the time limitation within which we must complete a business combination may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for a target business within the required time period. If we are unable to consummate an initial transaction within the prescribed time period, we will promptly begin the process for our dissolution and liquidation in accordance with the requirements of Delaware law.
If we do not timely consummate a business combination, we will be required to dissolve, but such dissolution requires the approval of holders of a majority of our common stock in accordance with Delaware law. Without this shareholder approval, we will not be able to dissolve and liquidate and we will not distribute funds from our trust account to our public stockholders.
If we do not complete a business combination by December 7, 2007 or by June 7, 2008 if a letter of intent, agreement in principle or definitive agreement is executed by December 7, 2007 and the business combination relating thereto is not consummated by December 7, 2007), our certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Pursuant to Delaware law, our dissolution also requires the affirmative vote of stockholders owning a majority of our then outstanding common stock. In the event that we do not initially obtain approval for our dissolution by stockholders owning a majority of our outstanding common stock, we will continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. However, we cannot assure you that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution. If we are not able to obtain approval from a majority of our stockholders, we cannot dissolve and liquidate and we will not be able to distribute funds from our trust account to our public stockholders and these funds will not be available for any other corporate purpose.

Because the initial per share amount deposited in trust is approximately $7.52 per share (plus any remaining net interest), if we are unable to timely complete a business combination and we receive stockholder approval to dissolve and distribute the funds held in trust, public stockholders will receive less than $8.00 per share upon distribution of the trust fund and our redeemable warrants will expire worthless.
Because the initial per share amount deposited in trust is approximately $7.52 per share (plus any remaining net interest), if we are unable to complete a business combination and we receive stockholder approval to dissolve and distribute the trust fund to our public stockholders, public stockholders will receive less than the $8.00 purchase price per unit as a result of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, we will be required to pay or make reasonable provision to pay claims of creditors which we intend to do from the funds not held in trust. In addition, there will be no distribution with respect to our outstanding redeemable warrants and, accordingly, the redeemable warrants will expire worthless if we liquidate before the completion of a business combination.
The proceeds held in trust available for distribution could be less than $7.52 per share due to claims of third parties.
Our placing of funds in trust may not protect those funds from third party claims against us. Upon our dissolution, we will be required, pursuant to Delaware General Corporate Law Sections 280 and 281, to pay or make reasonable provision to pay all claims and obligations of the corporation, including contingent or conditional claims, which we intend to pay, to the extent sufficient to do so, from our funds not held in trust. We will seek to have each vendor and service provider we engage execute an agreement with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. There is no guarantee, however, that we will be able to obtain such agreements or that even if such agreements are executed, that such agreements would prevent claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. We will require any target business to covenant as part of any definitive acquisition agreement that it will not pursue any claim or enforce any right, title, interest or claim of any kind in or to any monies in the trust fund. If we are unable to complete a business combination, Mr. Simanson, our president, and Mr. Zalman, a stockholder, will only be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of any vendor or service provider that is owed money by us for products sold or services rendered to us. However, we cannot assure you that Messrs. Simanson and Zalman will be able to satisfy those obligations. Accordingly, the proceeds held in trust could be reduced to the extent we pay or make reasonable provision to pay known or unknown claims as required by Delaware law. In addition, creditors may seek to interfere with the distribution process under state or federal creditor and bankruptcy laws. Accordingly, we cannot assure you that the actual per share distribution price will not be less than approximately $7.52 due to claims of creditors or that there will not be delays in addition to those imposed by our duties to comply with Delaware General Corporate Law procedures and federal securities laws and regulations.
Upon distribution of the trust fund, our stockholders may be held liable for claims of third parties against us to the extent of distributions received by them.
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation complies with certain statutory procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. The procedures in Section 280 include a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, we will seek stockholder approval to make liquidating distributions to our public stockholders as soon as reasonably practicable following our dissolution in accordance with Section 281(b) of the Delaware statute. Therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our public stockholders may extend beyond the third anniversary of such dissolution. For further information on the statutory dissolution procedures, see “Business—Effecting a Business Combination—Liquidation if no business combination.”
Because we have not yet selected any target business with which to complete a business combination, no information is available upon which to ascertain the merits or risks of the business which we may ultimately acquire and operate.
We will be affected by numerous risks inherent in the business operations of any target business that we acquire. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors including its financial stability. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.
Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.
Our certificate of incorporation sets forth certain requirements and restrictions relating to our initial public offering that shall apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:
•	prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;
•
we may consummate our initial business combination if: (i) it is approved by a majority of the shares of common stock voted by public stockholders, and (ii) public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights;

•
if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account, including the deferred underwriting compensation plus one-half of the interest earned on the trust fund, net of taxes; and

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified, in accordance with our certificate of incorporation:

•
our corporate purposes and powers will immediately thereupon be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities:

•
our board of directors will be required to adopt, within 15 days thereafter, a resolution pursuant to Section 275(a) of the Delaware General Corporation Law finding our dissolution advisable and provide such notices to our stockholders as required by Section 275(a) as promptly thereafter as possible; and

•
in the event stockholders owning a majority of our outstanding common stock approve our dissolution, we must promptly adopt a plan of distribution which provides that only the public stockholders shall be entitled to receive liquidating distributions.

Our certificate of incorporation prohibits the amendment of the above-described provisions until the consummation of a business combination. However, the validity of provisions prohibiting amendment of the certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.
Company resources could be wasted in pursuing acquisitions that are not consummated.
We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention. We could incur substantial costs for accountants, attorneys, and others payable from the funds not held in trust in connection with a business combination that is not completed and may be required to pay to the potential target business a deposit or down payment or to fund a “no shop” provision. Costs incurred prior to completion of a business combination, including any for a non-refundable deposit or down payment or to fund a no shop provision may not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control, such as that more than 19.99% of our stockholders vote against the transaction even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred and time expended in such effort, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.
Although we believe that the net proceeds of our initial public offering held in trust will be sufficient to allow us to consummate a business combination, inasmuch as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the proceeds of our initial public offering held in trust prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to meet regulatory requirements or to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination, nor have we made any arrangements for such financing with any third party.

In the event we issue shares of our capital stock or convertible debt securities to complete a business combination, the equity interest of our stockholders would be reduced and a change in control of our ownership would possibly occur.
Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. There are 32,075,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding redeemable warrants and the purchase option granted to the representatives of the underwriters) and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no current plans or commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any shares of our preferred stock:
•	would reduce the percentage equity ownership of the stockholders in our company;
•
may result in a change in control which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.
Similarly, our issuance of debt securities could result in:
•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant; and

•
limitations, as a result of covenants, on our ability to acquire additional assets, pursue new banking products or services, make additional acquisitions or restrictions on our ability to obtain additional financing.

We may not be able to retain our current officers and directors which may have an adverse effect on our ability to consummate a business combination or operate a combined business.
Our ability to successfully effect a business combination will be totally dependent upon the efforts of our current management, who may resign at any time and still retain their shares of our common stock. The loss of one or more of the members of our current management may have an adverse effect on our ability to locate, negotiate and consummate a business combination. The future role of our key personnel following a business combination, however, cannot presently be ascertained. We have not entered into an employment agreement with any of our key personnel. Although we expect our president to remain associated with us following a business combination, we may hire other management personnel following the business combination. The loss of any of our current management following a business combination may have an adverse effect on the operation and/or success of the combined business.

Our current directors and officers may have a conflict of interest in negotiating the terms of a business combination if they desire to be retained by our company after the business combination is completed.
Our current management may only be willing to remain with us after the consummation of a business combination if they are able to negotiate the terms of an employment arrangement as part of the transaction. It would be more likely that current members of management would remain with us, if they chose to do so, if we:
•	acquire a target business in an all-cash transaction rather than a merger in which the stockholders of the target company control the combined company following the business combination; or
•	structure the business combination as the acquisition of one or more banks using a holding company in which the Company was the surviving holding company.
In making the determination whether current management should remain with us following the business combination, our board of directors will analyze the experience and skills of management of the target business and, if it is believed that it is in the best interests of the combined company, negotiate as part of the business combination that certain members of current management remain with the combined company.
If our current management desires to be retained by us after a business combination as a condition to the potential business combination, our current management may have a conflict of interest in negotiating the terms of the business combination. Although this conflict of interest could exist in any potential business combination, it may be more likely to exist in a potential business combination in which the stockholders of the target company control or own a significant interest in the combined company following the business combination.
We may have limited ability to evaluate the management of the target business.
Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target businesses’ management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, including compliance with the Sarbanes-Oxley Act, maintaining internal controls or dealing with the public markets, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time consuming and could lead to various regulatory issues which may adversely affect our operations.
Our officers and directors have limited or no experience in managing “blank check” companies which may have an adverse impact on our prospects.
Although our officers and directors have experience in consummating acquisitions and managing public companies, our officers and directors do not have experience in managing “blank check” companies except that Keith Walz, one of our directors, was a director of a “blank check” company until the closing of its business combination in an unrelated industry. Such limited experience may have an adverse impact on our ability to consummate a business combination.

If our current officers and directors allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, our ability to consummate a business combination could be negatively impacted.
Our current officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Our executive officers are each engaged in other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.
Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may become affiliated. Further, certain of our officers and directors are currently involved in other businesses that are similar to the business activities that we intend to conduct following a business combination. Due to these existing affiliations, they may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any conflicts will be resolved in our favor.
Since our initial stockholders, including our officers and directors, own 20% of our shares and will not participate in liquidating distributions if we are unable to timely complete a business combination, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination which conflict may not be resolved in favor of our public stockholders.
Our initial stockholders own 20% of the shares of our issued and outstanding common stock, but have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to complete a business combination. Additionally, Community Bankers Acquisition, LLC, an affiliate of Mr. Simanson, together with a stockholder, Mr. Zalman, purchased an aggregate of 349,724 warrants in the open market following our initial public offering at prices not to exceed $0.80 per warrant in accordance with a Rule 10b5-1 purchase plan. The shares owned by our officers, directors and initial stockholders and their affiliates and the warrants acquired by them will be worthless if we do not timely consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We will be substantially dependent upon interest earned on the trust account to fund our search for a target business and consummation of a business combination.
Of the net proceeds of our initial public offering, only $600,000 was initially available to us to fund our working capital requirements. We will be substantially dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital. We are entitled to half the interest earned on the trust account, net of taxes, up to an aggregate of $1,129,000. We may not have sufficient working capital to operate our business, search for a target company and consummate a business combination. If we do not have sufficient working capital, we would need to raise additional capital from our insiders or others or be required to dissolve the corporation and liquidate.
The representatives of the underwriters have the right to acquire units pursuant to their unit purchase option and I-Bankers Securities, Inc. may have a conflict of interest in determining whether or not to consent to our redemption of outstanding warrants.
In connection with our initial public offering, we issued to the representatives of the underwriters and/or their designees unit purchase options to acquire 525,000 units, including 525,000 warrants, in the aggregate. Since we may redeem our warrants only with the prior consent of the I-Bankers Securities, Inc. on behalf of representatives of the underwriters, which firms may also hold warrants subject to redemption, I-Bankers Securities, Inc. may have a conflict of interest in determining whether or not to consent to such redemption. We cannot assure you that I-Bankers Securities, Inc. will consent to such redemption if it is not in its best interest even if it is in our best interest.
You will not be entitled to some protections normally afforded to investors of blank check companies under federal securities laws.
Since we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K with the SEC upon consummation of our initial public offering, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, you will not be afforded the benefits or protections of those rules.
It is probable that we will only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single banking institution.
The net proceeds from our initial public offering provided us with only approximately $54,950,000 which we may use to complete a business combination. Our management will have virtually unrestricted flexibility in identifying and selecting prospective target businesses, except that our initial business combination must be a transaction in which the fair market value of the target business or businesses acquired simultaneously is at least 80% of our net assets at the time of the business combination (excluding the portion of the trust account attributable to the underwriters’ discount). While we may be able to purchase more than one target business using our equity securities as consideration for the acquisition or raising additional funds through the sale of our securities or through loan arrangements, we have no agreements or arrangements for such additional funding. We therefore believe that it is most likely that we will have the ability to effect only a single business combination. In the event we acquire a single banking institution, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

Our initial stockholders, including our officers and directors, control approximately 20% of our outstanding stock, and thus may influence certain actions requiring stockholder vote.
Our initial stockholders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. We cannot assure you that our initial stockholders will not have considerable influence upon any matter submitted to a vote of our stockholders.
Our outstanding redeemable warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
In connection with our initial public offering, as part of the units, we issued redeemable warrants to purchase 7,500,000 shares of common stock. We also issued an option to purchase 525,000 units to the representatives of the underwriters or their designees which, if exercised, will result in the issuance of an additional 525,000 redeemable warrants. The potential for the issuance of substantial numbers of additional shares upon exercise of these redeemable warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock, reduce the ownership the stockholders would have had excluding the shares issued from the exercise of redeemable warrants, and may reduce the value of any shares issued to complete the business combination. Accordingly, our redeemable warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the redeemable warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these redeemable warrants are exercised, you may experience dilution to your holdings.
If our initial stockholders exercise their registration rights, the registration of such securities or the potential sale of such securities in the market may have an adverse effect on the market price of our common stock and the existence of those rights may make it more difficult to effect a business combination.
Our initial stockholders are entitled to demand that we register, at our expense, the resale of their shares of common stock and any warrants acquired by them pursuant to their warrant purchase agreement with the representatives at any time after the date on which their shares of common stock are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock held by them prior to our initial public offering, then there will be an additional 1,875,000 shares of common stock eligible for trading in the public market. Accordingly, the presence of these registration rights may have an adverse effect on the market price of our securities or make it more difficult to effectuate a business combination. Additionally, the possibility that these additional securities may become eligible for trading in the public market may have an adverse effect on the market price for our securities or on our ability to obtain future public financing.
The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:
•	a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it more difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including restrictions on the nature of our investments and restrictions on the issuance of securities.
In addition, we may have imposed upon us certain burdensome requirements, including:
•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy, compliance and disclosure obligations; and
•	compliance with other rules and regulations.
We do not believe that our anticipated activities will subject us to the Investment Company Act of 1940. The proceeds held in trust may only be invested by the trust agent in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. The escrow account and the purchase of government securities for the account is intended as a holding place for funds pending the earlier to occur of either (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this account.
In addition, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of our initial public offering if the extension criteria have been satisfied, our certificate of incorporation (a) provides that our corporate powers will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation, and (b) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Inasmuch as we cannot assure you that our stockholders will approve our dissolution in a timely manner or ever approve our dissolution so that we can liquidate and distribute the trust fund to our public stockholders, we may nevertheless be deemed to be an investment company. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not budgeted.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.
All of our officers and directors own shares of our common stock, and no salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. We believe that three of the members of our board of directors are “independent” as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our securities held by our public stockholders.
Risks Related to Our Proposed Business
If we acquire or merge with a newly formed bank, we may incur significant losses.
Our target business could be a recently formed bank. Due to an accounting rule that requires immediate write-off of start-up costs, de novo banks are expected to incur operating losses in their early periods of operation because of an inability to generate sufficient net interest income to cover start up and operating costs. Those operating losses can be significant and can occur for longer periods than planned depending upon the ability to control operating expenses and generate net interest income.
Our ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.
Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit financial holding companies from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of the Company to pay dividends will directly depend on the ability of the subsidiary bank to pay dividends which in turn will be restricted by the requirement that it maintain an adequate level of capital in accordance with requirements of the applicable bank regulators and in the future can be expected to be further influenced by bank regulatory policies and capital guidelines. A national bank generally may pay dividends under the National Bank Act, to the extent of its net profits. The prior approval of the OCC, however, is required for any dividend by any national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The ability of a national bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the OCC and the FDIC, as applicable. As a result, after a business combination with a financial institution, our ability to pay dividends to our stockholders will be limited.

Risks Related to the Banking Industry
We will be subject to significant government regulation following a business combination.
Following the acquisition of a target business, we will operate in a highly regulated environment and will be subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the OCC, and the FDIC, as well as state banking commissions. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to the ownership and control of stockholders, acquisition of other companies and businesses, permissible activities we may engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. In addition, future legislation and government policy, including with respect to bank deregulation and interstate expansion, could adversely affect the banking industry as a whole, including our results of operations. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.
There are substantial regulatory limitations on changes of control.
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of a bank holding company’s voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of a bank holding company without prior notice or application to and the approval of the Federal Reserve. Stockholders need to be aware that it is likely we will become subject to and be required to comply with these requirements, if applicable, in connection with ownership of our securities.
If we acquire or merge with a bank holding company, we may be liable for an undercapitalized subsidiary bank.
Under federal law, a bank holding company may be required to guarantee a capital plan filed by an undercapitalized depository institution subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary an amount equal to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to bring the subsidiary into compliance with applicable capital standards.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES
We maintain our executive offices at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066. The cost for this space is included in the $7,500 per-month fee Community Bankers Acquisition, LLC charges us for general and administrative services pursuant to a letter agreement between us and Community Bankers Acquisition, LLC. We believe, based on rents and fees for similar services in the Great Falls, Virginia metropolitan area, that the fee charged by Community Bankers Acquisition, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current activities.
ITEM 3. LEGAL PROCEEDINGS
To the knowledge of management there is no litigation pending or contemplated against us or any of our officers or directors in their capacity as such.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2007.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our units, common stock and warrants trade on the American Stock Exchange under the symbols “BTC.U.,” “BTC” and, “BTC.WS,” respectively.
The following table sets forth, for the fiscal quarters indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange since our units commenced public trading on June 6, 2006 and since such common stock and warrants commenced public trading on September 5, 2006.

	American Stock Exchange
	Common Stock				Warrants				Units
	High		Low		High		Low		High	Low
First Quarter ending 6/30/06	$	N/A	$	N/A	$	N/A	$	N/A	$7.90	$7.80
Second Quarter ending 9/30/06		$7.12		$7.00		$0.70		$0.51	$7.88	$7.50
Third Quarter ending 12/30/06		$7.23		$7.02		$0.63		$0.37	$7.80	$7.35
Fourth Quarter ending 3/31/07		$7.50		$7.10		$0.63		$0.45	$7.88	$7.55
Holders of Record
As of June 18, 2007, there were one holder of record of our units, nine holders of record of our common stock and two holders of record of our warrants, not including beneficial holders of our securities held in street name.
Dividends
We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors and subject to restrictions under applicable banking laws and regulations. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company does not have any securities authorized for issuance under any equity compensation plans.
Recent Sales of Unregistered Securities
None.
Use of Proceeds From Our Initial Public Offering
On June 8, 2006, we consummated the closing of the sale of 7,500,000 units in connection with our initial public offering. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $60,000,000 and net proceeds of $54,950,000.

The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-124240). The Securities and Exchange Commission declared the registration statement effective on June 5, 2006. I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc. acted as the representatives of the underwriters. Of the gross proceeds from the offering, (i) we deposited $56,450,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which amount included $2,100,000 of contingent underwriting discount; (ii) the underwriters received $1,800,000 as underwriting discount and $600,000 as non-accountable expenses; and (iii) we used an estimated $550,000 for offering expenses. The remaining proceeds of $600,000 are available to us to be used for working capital purposes such as due diligence, legal, and general and administrative expenses. The sum of $40,000 in offering expenses was advanced to us by Community Bankers Acquisition LLC, an affiliate of an executive officer and a stockholder, and was repaid following consummation of the offering. Upon consummation of a business combination, we will pay the contingent underwriting discount to the representatives of the underwriters.
In connection with the offering, we sold to I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc., or their designees for $100, options to purchase up to a total of 525,000 units. The units issuable upon exercise of this option are identical to those sold in our offering except that the warrants included in the units have an exercise price of $7.50. These options are exercisable at $10.00 per unit commencing on the consummation of a business combination and expiring on June 4, 2011. The purchase option and the securities issuable upon exercise of such option were included in our registration statement on Form S-1 described above.
ITEM 6. SELECTED FINANCIAL DATA
Our selected historical consolidated financial information presented as of March 31, 2007 was derived from our audited consolidated financial statements. This information should be read in conjunction with the historical consolidated financial statements and related notes included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

		Period from
		April 6, 2005
	Year Ended	(inception) to
	March 31, 2007	March 31, 2006

Income statement data

Interest income	2,268,760	—
Total expenses	338,661	—

Net income before provision for income taxes	1,930,099	—
Provision for income taxes	806,000	—

Net income	1,124,099	—

Basic earnings per share	0.14	—

Diluted earnings per share	0.11	—

Weighted average shares outstanding — basic	7,997,740	1,807,292
Weighted average shares outstanding—diluted	10,256,708	1,807,292

	March 31, 2007	March 31, 2006
Balance sheet data

Cash	$676,183	$2,360
Cash and U.S. Treasury securities held in trust	58,118,729	—
Prepaid expenses	17,500	—

Total assets	$58,812,412	$436,957

Total liabilities	$2,915,185	$390,082
Common stock, subject to possible redemption 1,499,250 shares at conversion value	11,617,934	—
Total stockholders’ equity	$44,279,293	46,875

Total liabilities and stockholders’ equity	$58,812,412	$436,957
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in “Risk Factors.”
General
We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. Our first business combination or series of such transactions must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such transaction(s). We consummated our initial public offering on June 8, 2006. We have neither engaged in any operations nor generated any revenues, other than interest income, nor incurred any debt or expenses during the period ended March 31, 2007, other than in connection with our initial public offering, meeting our regulatory reporting requirements including legal and accounting and certain legal and other expenses related to pursuing acquisitions of targets. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial business combination.
We are currently in the process of evaluating and identifying targets for an initial business combination. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate an initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting an initial business combination. If we are unable to locate a suitable target business by December 7, 2007 (or June 7, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by December 7, 2007), we will be required to dissolve and liquidate.

Results of Operations for the Period April 6, 2005 (inception) to March 31, 2006
For the period ended March 31, 2006, we had no operating costs or income.
Results of Operations for the Year Ended March 31, 2007
For the year ended March 31, 2007, operating costs of $338,661 consisted primarily of $117,222 in legal and professional fees, $75,000 for office and administrative services, $87,500 for amortization of prepaid insurance and $7,748 in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $2,268,760. This resulted in net income for the year ended March 31, 2007 of $1,124,099.
Liquidity and Capital Resources
The net proceeds of our initial public offering, after deducting the underwriters’ discount and offering expenses, was $54,950,000. Of these net proceeds, $54,350,000 has been placed in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee, and invested in United States government securities together with an additional $2,100,000 of deferred underwriting compensation. The funds held in the trust account, other than the deferred underwriting compensation, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. One-half of the interest earned on the trust account, net of taxes, will be retained in the trust account for distribution to public stockholders under certain circumstances. The remaining interest earned on the trust account, net of taxes, up to $1,129,000 may be released to us periodically to fund our working capital requirements. Upon the consummation of a business combination, we will pay the deferred underwriting compensation to the underwriters out of the proceeds of our initial public offering held in trust. Any amounts not paid as consideration to the sellers of the target business or to the underwriters as deferred underwriting fees may be used to finance the operations of the target business or for subsequent acquisitions.
As of March 31, 2007, we had cash not held in trust of $676,183, including $600,000 of interest released to us from the trust account. In 2007, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
We are obligated, commencing June 5, 2006, and ending upon the acquisition of a target business, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers and a shareholder, a monthly fee of $7,500 for office space and general and administrative services. An aggregate of $75,000 has been paid through March 31, 2007.
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

Off Balance Sheet Arrangements
As of March 31, 2007, we did not have any off balance sheet arrangements.
Contractual Obligations
The following table shows the amounts due in connection with our contractual obligations as of March 31, 2007.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term contractual obligations (1) (2)	$105,000	$90,00	$15,000	—	—

(1)
Represents sums payable to Community Bankers Acquisition LLC, an affiliate of the Company’s president and a stockholder, for office space, office and secretarial services commencing June 5, 2006 and continuing at $7,500 per month through the acquisition of a target business.

(2)
Does not include $2,100,000 which the underwriters deposited in the trust account at JP Morgan Chase NY Bank maintained by Continental Stock Transfer & Trust Co. as trustee and which fees will be deferred and paid to the underwriters only upon consummation of a business combination within 18 months after June 8, 2006 (or 24 months in the event a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after June 8, 2006 and the business combination has not yet been consummated within such 18 month period). In the event a business combination is not timely completed, such funds will be forfeited by the underwriters and available for distribution upon our liquidation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-1

Balance Sheets as of March 31, 2007 and March 31, 2006	F-3

Statements of Income for the year ended March 31, 2007, the period from April 6, 2005 (inception) to March 31, 2006, and the period from April 6, 2005 (inception) to March 31, 2007	F-4

Statements of Stockholders’ Equity for the year ended March 31, 2007, the period from April 6, 2005 (inception) to March 31, 2006, and the period from April 6, 2005 (inception) to March 31, 2007	F-5

Statements of Cash Flows for the year ended March 31, 2007, the period from April 6, 2005 (inception) to March 31, 2006, and the period from April 6, 2005 (inception) to March 31, 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Community Bankers Acquisition Corp.
We have audited the accompanying balance sheet of Community Bankers Acquisition Corp. (a corporation in the development stage) as of March 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the year ended March 31, 2007 and the period from April 6, 2005 (inception) to March 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Acquisition Corp. as of March 31, 2007 and the results of its operations and its cash flows for the year ended March 31, 2007 and the period from April 6, 2005 (inception) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Miller Ellin & Company, LLP
June 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Community Bankers Acquisition Corp.
We have audited the accompanying balance sheet of Community Bankers Acquisition Corp. (a corporation in the development stage) as of March 31, 2006, and the related statements of income, stockholders’ equity and cash flows for the period from April 6, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Acquisition Corp. as of March 31, 2006 and the results of its operations and its cash flows for the period from April 6, 2005 (inception) to March 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Yount, Hyde & Barbour, PC
Winchester, Virginia
April 18, 2006 (except for Note 1 and Note 3 as to which the date is June 1, 2006)

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEETS

	March 31, 2007	March 31, 2006

ASSETS
Current assets:
Cash	$676,183	$2,360
Cash and United States Treasury securities held in trust fund	58,118,729	—
Prepaid expenses	17,500	—

Total current assets	58,812,412	2,360
Deferred offering costs	—	434,597

Total Assets	$58,812,412	$436,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$806,000	$—
Note payable	—	20,000
Deferred payment to underwriter	2,100,000	—
Accrued expenses	9,185	370,082

Total Current Liabilities	2,915,185	390,082

Common stock, subject to conversion, 1,499,250 shares at conversion value	11,617,934	—

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value Authorized 50,000,000 shares; Issued and outstanding, 9,375,000 shares in 2007 and 1,875,000 in 2006 (which includes 1,499,250 shares subject to conversion)	93,750	18,750
Additional paid-in capital	43,061,444	28,125
Earnings accumulated during the development stage	1,124,099	—

Total Stockholders’ Equity	44,279,293	46,875

Total Liabilities and Stockholders’ Equity	$58,812,412	$436,957

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF INCOME

			Cumulative
		For the Period	Period from
	Year	from April 6, 2005	April 6, 2005
	Ended	(inception) to	(inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Other income:
Interest on cash and short-term investments held in trust	$2,268,760	$—	$2,268,760

Operating costs	338,661	—	338,661

Income before taxes	1,930,099	—	1,930,099

Provision for income taxes	806,000	—	806,000

Net income	$1,124,099	$—	$1,124,099

Weighted average shares outstanding
Basic	7,997,740	1,807,292	4,913,793
Diluted	10,256,708	1,807,292	7,192,761
Net income per share-basic	$0.14	$—	$0.23

Net income per share-diluted	$0.11	$—	$0.16

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at April 6, 2005 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	1,875,000	18,750	28,125	—	46,875
Net income	—	—	—	—	—

Balance at March 31, 2006	1,875,000	18,750	28,125	—	46,875

Sale of 7,500,000 units, net of underwriters’ discount and offering expenses (includes 1,499,250 shares subject to possible conversion)	7,500,000	75,000	54,651,153	—	54,726,153

Less: proceeds subject to possible redemption of 1,499,250 shares, 19.99% of public shares are subject to redemption	—	—	(11,617,934)	—	(11,617,934)

Proceeds from issuance of option	—	—	100	—	100

Net income	—	—	—	1,124,099	1,124,099

Balance at March 31, 2007	9,375,000	$93,750	$43,061,444	$1,124,099	$49,279,293

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS

		For the	Cumulative
		Period	Period
		from	from
		April 6, 2005	April 6, 2005
	Year Ended	(inception) to	(inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,124,099	$—	$1,124,099
(Increase) in prepaid expenses	(17,500)	—	(17,500)
Increase (decrease) in accrued expenses and income tax payable	445,103	370,082	815,185

Net Cash Provided by Operating Activities	1,551,702	370,082	1,921,784

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in cash and securities held in trust fund	(58,118,729)	—	(58,118,729)

Net Cash (Used in) Investing Activities	(58,118,729)	—	(58,118,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	46,875	46,875
Gross proceeds from initial public offering	60,000,000	—	60,000,000
Proceeds from note payable to stockholder	20,000	20,000	40,000
Payment of note payable to stockholder	(40,000)	—	(40,000)
Proceeds from issuance of underwriters purchase option	100	—	100
Payment of costs of the public offering	(2,739,250)	(434,597)	(3,173,847)

Net Cash Provided by (Used in) Financing Activities	57,240,850	(367,722)	56,873,128

NET INCREASE IN CASH	673,823	2,360	676,183

CASH AT BEGINNING OF PERIOD	2,360	—	—

CASH AT END OF PERIOD.	$676,183	$2,360	$676,183

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$2,100,000	$—	$2,100,000

See accompanying notes to financial statements.

Notes to Financial Statements
1.	ORGANIZATION, BUSINESS OPERATIONS
The Corporation was incorporated in Delaware on April 6, 2005 as a blank check company whose objective is to merge with or acquire an operating commercial bank or bank holding company. The Corporation has neither engaged in any operations nor generated revenue to date other than interest income. The Corporation’s fiscal year end is March 31.
The registration statement for the Corporation’s initial public offering (“Offering”) was declared effective June 5, 2006. The Corporation consummated the Offering on June 8, 2006 and received net proceeds of $54,950,000 which is discussed in Note 3. The Corporation’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business whose objective is to operate a commercial bank or bank holding company (“Business Combination”). There is no assurance that the Corporation will be able to successfully effect a Business Combination. Upon the closing of the Offering, $56,450,000 of the proceeds, including $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the initial Business Combination, are being held in a trust account (“Trust Account”) and invested in U.S. government securities or other high-quality, short term interest-bearing investments, until the earlier of (i) the consummation of its first Business Combination or (ii) distribution of the Trust Account as described below; provided, however, that up to $1,129,000 of interest income, net of taxes payable on interest earned on the Trust Account, may be released to the Corporation periodically to cover its operating expenses. The balance in the Trust Account as of March 31, 2007 was $58,118,729. Interest released to the Corporation to cover its operating expenses and the proceeds of the Offering that were not deposited in the Trust Account will be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses. The Corporation, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, both vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Corporation’s stockholders prior to the Offering, including all of the officers and directors of the Corporation (“Initial Stockholders”), have agreed to vote all of their founding shares of common stock either for or against the Business Combination as determined by the majority of the votes cast by the holders of the common stock who purchase shares sold in this Offering (“Public Stockholders”) with respect to a Business Combination. After consummation of the Corporation’s first Business Combination, these voting safeguards no longer apply.
With respect to the first Business Combination which is approved and consummated, any Public Stockholder, other than the Corporation’s Initial Stockholders, who voted against the Business Combination may demand that the Corporation redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $11,617,934 has been classified as common stock subject to possible conversion at March 31, 2007.

The Corporation’s Certificate of Incorporation provides that in the event that the Corporation does not consummate a Business Combination by the latter of (i) 18 months after the consummation of the Offering or (ii) 24 months after the consummation of the Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete the Business Combination was executed but was not consummated within such 18-month period (such latter date being referred to as the “Termination Date”), the board of directors will adopt a resolution, within 15 days thereafter, finding the Corporation’s dissolution advisable and provide notice as promptly thereafter as practicable to stockholders in connection with our dissolution in accordance with Section 275 of the Delaware General Corporation Law. In the event that the Corporation is so dissolved, the Corporation shall promptly adopt and implement a plan of distribution which provides that only the public stockholders shall be entitled to receive liquidating distributions and the Corporation shall pay no liquidating distributions with respect to any other shares of capital stock of the Corporation. In the event of liquidation, it is likely that the per share value of residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Redeemable Warrants contained in the Units sold in the Offering as described in Note 3).
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements include the accounts of the Corporation. The Corporation has not commenced operations effective March 31, 2007. All activity through March 31, 2007, is related to the Corporation’s formation and the Offering.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.
Cash Equivalents
The Corporation considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Corporation to credit risk consist of cash and cash equivalents. The Corporation’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.
Income Taxes
The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
3.	INITIAL PUBLIC OFFERING
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
The sale of the option to the representatives of the underwriters is accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and measured at its fair value. As a result, the Corporation’s cash position and stockholders’ equity increased by the $100 proceeds from the sale. The Corporation accounted for the fair value of the option as an expense of the Offering. The Corporation has determined based upon a trinomial model that the estimated fair value of the option on the date of sale was approximately $2.4145 per unit or an aggregate of $1,267,613 assuming an expected life of five years, volatility of 32.371% and a risk-free interest rate of 4.929%. Although an expected life of five years was used, if the Corporation does not consummate a Business Combination within the prescribed time period and liquidate, this option would become worthless.
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
4.	DEFERRED OFFERING COSTS
Deferred offering costs consisted principally of legal and other offering expenses incurred through March 31, 2006 that were related to the Offering and were charged to capital upon receipt of the capital raised.
5.	NOTE PAYABLE
Community Bankers Acquisition, LLC, an affiliate of the Corporation’s president and one of its stockholders, entered into a revolving credit agreement with the Corporation in the amount of $100,000. Advances under the credit facility were $40,000. The loan was non-interest bearing and was repaid on June 29, 2006.
6.	RELATED PARTY TRANSACTIONS
The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. At March 31, 2007, an aggregate of $75,000 has been paid.
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
8.	INCOME TAX
Effective April 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Corporation’s financial statements as of April 1, 2007. The evaluation was performed for the tax year ended March 31, 2006, which remains subject to examination for Federal and state purposes as of March 31, 2007.
The Corporation’s policy is the classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.
The components of the provision for income tax is as follows:

For the period
from April 6, 2005
	Year ended	(inception) to
	March 31, 2007	March 31, 2006

Federal
Current	$690,000	$—
Deferred	—	—

	690,000	—

State
Current	116,000	—
Deferred	—	—

	116,000	—

	$806,000	$—

There were no deferred tax assets or liabilities at March 31, 2007 and 2006.

9.	PER SHARE INFORMATION
In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Corporation’s Statements of Income.
The following table sets forth the computation of basic and diluted per share information:

		For the period from
	Twelve	April 6, 2005
	months ended	(inception) to
	March 31, 2007	March 31, 2007
Numerator:
Net Income	$1,124,099	$1,124,099

Denominator:
Weighted-average common shares outstanding	7,997,740	4,913,793
Dilutive effect of warrants	2,278,968	2,278,968

Weighted-average common shares outstanding, assuming dilution	10,256,708	7,192,761

Net Income Per Share:
Basic	$.14	$.23

Diluted	$.11	$.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As reported on a Current Report on Form 8-K filed May 18, 2007, the Company notified Yount, Hyde & Barbour, P.C. on May 15, 2007 that it had engaged Miller, Ellin & Company LLP on that date as the Company’s independent registered public accounting firm to audit the Company’s financial statements as of and for the fiscal year ended March 31, 2007, and to serve as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2008. There have been no disagreements with accountants on accounting or financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (“the Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Further, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9A(T). CONTROLS AND PROCEDURES
This annual report does not include report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our current directors and executive officers are as follows:

Name	Age	Position

Eugene S. Putnam, Jr.	47	Chairman of the Board of Directors

Gary A. Simanson	46	President, Chief Executive and Financial Officer, Secretary and Director

Stewart J. Paperin	59	Director

Keith Walz	39	Director
EUGENE S. PUTNAM, JR. has served as Chairman of the Board of the Company since June 2005. Mr. Putnam has nearly twenty years of experience in the financial services industry. Mr. Putnam began his financial services career in Los Angeles in 1986 as an operations and corporate cash manager with First Interstate Bank of California. In 1988, Mr. Putnam joined Crestar Financial Corporation ($26 billion in assets) in Richmond, Virginia. At Crestar, Mr. Putnam was a Senior Vice President, serving in various capacities with responsibility for corporate finance, treasury, mergers and acquisition financing, capital planning, balance sheet management and investor relations. In 1998 SunTrust Banks Inc. ($103 billion in assets) acquired Crestar and Mr. Putnam joined SunTrust in Atlanta as Senior Vice President and Director of Investor Relations and Corporate Communications. In 2001 Mr. Putnam was recruited to Houston and joined Sterling Bancshares Inc. ($3.5 billion in assets) as Executive Vice President and Chief Financial Officer where he served until 2003. From August 2003 until June 2005 he served as President of Coastal Securities LP, a registered broker-dealer. From June 2005 until June 2007 he served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation, one of the largest mortgage production franchises in the U.S. Mr. Putnam graduated from UCLA with a Bachelor of Science degree in economics and earned a MBA with a concentration in finance from The University of North Carolina at Chapel Hill.
GARY A. SIMANSON has served as our President, Chief Executive and Financial Officer and Director since our inception in April 2005. Mr. Simanson has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in bank mergers and acquisitions, from March 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank merger and acquisition transactions around the country and has spoken nationally on bank mergers and acquisitions. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was an Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently part of Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, due diligence, regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992 he was a practicing attorney, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson received a Bachelor of Arts degree majoring in economics from George Washington University in 1981, writing his thesis on the Monetary Control Act of 1980; Masters of Business Administration majoring in finance from George Washington University in 1984; and a Juris Doctor from Vanderbilt University in 1989, writing his thesis on money laundering and the Bank Secrecy Act. Mr. Simanson is licensed to practice law in the states of New York, Tennessee and Colorado.

STEWART J. PAPERIN has served as a Director of the Company since April 2005. Mr. Paperin has served from 1996 to the present as Executive Vice President of the Soros Foundations, a worldwide private philanthropic foundation, where he oversees financial, administrative and economic development activities. Mr. Paperin has been responsible for the foundation’s activities in over forty countries and has led its efforts in economic development which have included successful investment and start-up of an array of banks and financial services companies. Mr. Paperin also served from 1996 to July 2005 as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and since July 2005 has served as a consultant to Soros Fund Management LLC. His responsibilities have encompassed supervision of an extensive portfolio of Russian investments including a substantial holding in the national telephone company of Russia, OAO Svyazinvest, where he was also a Director. Mr. Paperin has also served as a Director of Penn Octane Corporation (Nasdaq: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas, from 1996 to 2007. Prior to joining the Soros organizations Mr. Paperin served from 1990 to 1993 as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, and from 1989 to 1991 as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group. Mr. Paperin also served as chief financial officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1989 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Mr. Paperin was also a financial officer of Pepsico Corporation from 1980 to 1985 and has also served as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin was awarded BA and MS degrees at the State University of New York at Binghamton. He is a member of the Council for Foreign Relations and was awarded an honorary Doctor of Humane Letters by the State University of New York.
KEITH WALZ has been a Director of the Company since April 2005. Mr. Walz is Managing Partner at Kinsale Capital Partners, a leveraged buy-out private equity investment firm, which he co-founded in January 2006. From March 1996 to January 2006, Mr. Walz served as President of ABN AMRO Capital (USA), a small business investment company (SBIC) subsidiary of the ABN AMRO Bank N.V. (NYSE:ABN) group of companies, an international banking group with 3,000 banks in 60 countries. During his tenure with the firm, Mr. Walz also served as a Managing Director in ABN AMRO’s Global Private Equity division, a private equity firm with over $2 billion in invested capital. As a Senior Partner with the firm, Mr. Walz participated in the sourcing, evaluation, and monitoring of over 35 investments, representing $200 million of capital invested. Mr. Walz specializes in Enterprise Software and Network Infrastructure investments and has served on the Board of Directors of over a dozen companies in which ABN AMRO has invested. He has also held operating roles with ABN AMRO portfolio companies, including Chairman and CEO of Worldweb.net, a provider of content management solutions for enterprise web sites. Prior to joining ABN AMRO Capital, Mr. Walz was a Vice President from 1991 to 1996 in ABN AMRO’s Investment Banking division, responsible for financial reporting, analysis, and systems. From 1989 to 1991 he served as a finance associate with Tyson Foods, Inc., a processor and distributor of chicken, pork and other food products, where he focused on enhancing enterprise business processes and systems through the use of client/server computing technologies. He received a Masters of Business Administration from DePaul University and a Bachelor of Science degree in finance from the University of Arkansas.
Special Advisor
We also may consult, from time to time, with certain individuals who have experience in the financial and/or banking sectors, who we call our special advisors, each of whom may also be a stockholder of the Company, who may assist us in our search for, and evaluation of, our target business and other matters relating to our operations. However, no compensation of any kind, including finder’s and consulting fees, other than reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, will be paid to any of our existing stockholders, including our special advisors, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination. Our initial special advisor is as follows:

DAVID W. SPAINHOUR has served as a special advisor to the Board of Directors since June 2005. He is Chairman Emeritus of Pacific Capital Bancorp, (Nasdaq: PCBC) which is the holding company for Pacific Capital Bank, N.A., a nationally chartered bank. With 48 branches and $7.0 billion in assets, Pacific Capital Bancorp is the largest independent banking company headquartered on the Central Coast of California and operates under the local brand names of Santa Barbara Bank & Trust, First Bank of San Luis Obispo, First National Bank of Central California, South Valley National Bank, San Benito Bank, and Pacific Capital Bank. Mr. Spainhour joined the bank in 1966 as Controller, was named Senior Vice President in 1972, elected to the Board of Directors in 1974 and served as President and CEO from 1989 until being named Chairman of the Board of Santa Barbara Bank & Trust in 1996. He served as Chairman of the Board of the holding company, Pacific Capital Bancorp, from April 2000 until his retirement in 2004. Prior to joining Santa Barbara Bank & Trust, he spent 12 years with the former Security Pacific National Bank in Los Angeles. Additionally, he serves on a variety of community boards and has received numerous honors and awards, including most recently the Santa Barbara News-Press Lifetime Achievement Award in 2000. He attended Glendale College, UCLA, the National School of Bank Investments, and the University of Southern California’s Managerial Policy Institute. In 1970 he graduated from the Pacific Coast Banking School, University of Washington, where he was named to the school’s Hall of Fame in 1998 for his personal achievements and contributions to the financial services community.
We may identify, from time to time, additional individuals to serve as special advisors if those individuals possess a level of experience within the financial or banking sectors that we believe may be beneficial to us.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and the American Stock Exchange. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.
Based solely upon a review of Forms 3 and Forms 4 furnished to us during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended March 31, 2007.
Board of Directors
The board of directors oversees the business affairs of the Company and monitors the performance of management. Pursuant to our Bylaws, the board of directors has established that the board of directors shall consist of four members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Walz, will expire at our first annual meeting of stockholders following completion of the initial public offering. The term of office of the second class of directors, consisting of Mr. Paperin, will expire at the second annual meeting following completion of the initial public offering. The term of office of the third class of directors, consisting of Mr. Simanson and Mr. Putnam, will expire at the third annual meeting following completion of the initial public offering.

Our board has established policies regarding meetings and executive sessions. Under the policy, our board is to meet at least quarterly and the independent directors of our board shall meet in executive session without management on a regularly scheduled basis, but no less than once annually. Our board encourages all current board members and all nominees for election to our board put forth in our proxy statement to attend the annual meeting of shareholders, provided, however, attendance shall not be required if personal circumstances affecting the board member or director nominee make his or her attendance impracticable or inappropriate.
Committees of the Board of Directors
Our board of directors has an audit committee, a nominating committee and compensation committee, each consisting of Eugene S. Putman, Jr., Stewart J. Paperin and Keith Walz.
Audit Committee
The directors we appointed to our audit committee are independent as defined by the rules of the American Stock Exchange and the rules and regulations of the SEC. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, one of whom qualifies as an “audit committee financial expert,” as such term is defined by SEC rules.
The audit committee, in accordance with its charter, reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, review and approve the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents. The audit committee also monitors compliance on a quarterly basis with the terms of our initial public offering. If any noncompliance is identified, then the audit committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering.
Nominating Committee
Our board has also established a nominating committee, consisting of Stewart J. Paperin, Eugene S. Putnam, Jr. and Keith Walz, and has adopted a charter for this committee. The nominating committee is responsible for making recommendations to the board regarding the membership of our board, including; (i) recommending to the board the slate of director nominees for election at the annual meeting of shareholders; (ii) considering, recommending and recruiting candidates to fill any vacancies or new positions on the board, including candidates that may be recommended by shareholders; (iii) establishing criteria for selecting new directors; and (iv) reviewing the backgrounds and qualifications of possible candidates for director positions.
The nominating committee will evaluate a candidate proposed by any single shareholder or group of shareholders that beneficially owned more than 5% of our common stock for at least one year (and will hold the required number of shares through the meeting of shareholders at which the election will occur) and that satisfies the notice, information and consent procedures set forth below.

To submit a recommendation of a director candidate to the committee, a shareholder should submit the following information in writing, addressed to the Chairman of the Committee, care of the Corporate Secretary, at our main office; (i) the name of the person recommended as a director candidate; (ii) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act, as amended; (iii) the written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serving as a director if elected; (iv) as to the shareholder making the recommendation, the name and address, as they appear on our books, of such shareholder; provided, however, that if the shareholder is not a registered holder of our common stock, the shareholder should submit his or her name and address along with a current written statement from the record holder of the shares that reflects ownership of our common stock; and (v) a statement disclosing whether such shareholder is acting with or on behalf of any other person and, if applicable, the identity of such person.
In order for a director candidate to be considered for nomination at our annual meeting of shareholders, the recommendation must be received by the committee at least 120 calendar days prior to the date our proxy statement was released to shareholders in connection with the previous year’s annual meeting, advanced by one year.
Compensation Committee
Our board has also established a compensation committee, consisting of Eugene S. Putnam, Jr., Keith Walz and Stewart J. Paperin in order to comply with the American Stock Exchange corporate governance listing requirements. The compensation committee does not currently have a charter, as management will receive no compensation until completion of a business combination.
Code of Conduct and Ethics
The Company has adopted a Code of Conduct and Ethics that applies to all employees as well as its principal executive, financial and accounting officers. We will provide a copy of our Code of Conduct and Ethics free of charge to any person who submits a written request to Gary A. Simanson, President, Community Bankers Acquisition Corp., 9912 Georgetown Pike, Suite D203, Great Falls, VA 22066.
Communicating with the Board
Our board of directors has established a policy regarding shareholder communications. Communications from security holders should be in the form of written correspondence, and should be sent via registered mail or overnight delivery service to the Company’s corporate office, care of the Corporate Secretary. The correspondence shall include supporting documentation evidencing the security holder’s security holdings in our company. The board will not respond to or act upon any security holder correspondence that pertains to the solicitation of services or products (for use by us or our board) conducted by or obtained from the security holder or any entity with which the security holder has an affiliation. Security holders should follow the rules adopted under the Exchange Act and the procedures disclosed within the our bylaws and proxy statement to submit shareholder proposals intended for inclusion in our proxy statement for the next annual meeting of shareholders and should follow the procedures described within our proxy statement or other Exchange Act filings to submit board of director nominations. See procedure for shareholder nominations set forth above.
Conflicts of Interest
Investors and stockholders should be aware of the following potential conflicts of interest:

•
None of our officers or directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities. The amount of time our officers will commit to our affairs will vary, depending on which phase we are in of our business plan. Generally, we expect (i) our chief executive officer to contribute 50% or more of his time to our affairs and (ii) our independent directors to contribute the customary amount of time required by an independent director necessary to perform his fiduciary duties to our company.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
•
Since our directors own shares of our common stock that will be released from escrow only if a business combination is successfully completed, members of our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of their stock. Additionally, such individuals may purchase our securities in the open market and would be entitled to vote any shares acquired in the offering or in the open market as they choose with respect to a proposal to approve a business combination.

•
Our current management may only be willing to remain with us after the consummation of a business combination if they are able to negotiate management’s retention as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. If our current management desires to be retained by us after a business combination as a condition to the potential business combination, our current management may have a conflict of interest in negotiating the terms of the business combination. Although this conflict of interest could exist in any potential business combination, it may be more likely to exist in a potential business combination in which the stockholders of the target company control or own a significant interest in the combined company following the business combination.

•
If we were to make a deposit or down payment or to fund a “no-shop” provision in connection with a potential business combination, we may have insufficient funds outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our existing stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such existing stockholders may negotiate the repayment of some or all of such expenses, with or without interest or other compensation, which if not agreed to by the target business’ management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

•
Our officers, directors, and stockholders will receive reimbursement for any out-of pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us.
In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote all of their respective shares of common stock acquired by them prior to our initial public offering (i) either for or against the business combination as determined by the majority of the votes cast by the holders of the shares of our common stock sold in our initial public offering and (ii) in the event we are unable to timely complete a business combination, in favor of the dissolution and liquidation of the Company. In addition, they have agreed to waive their respective rights to exercise their conversion rights with respect to all shares owned by them whether owned on the effective date of our registration statement or thereafter acquired or to participate in any liquidation distribution but only with respect to those shares of common stock acquired by them prior to our initial public offering. Any common stock acquired by existing stockholders in our initial public offering or in the open market thereafter will have the same voting rights in connection with a potential business combination as other stockholders with respect to such shares. Accordingly, they may vote such shares on a proposed business combination any way they choose.
To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders, officers and directors or management of the representatives of the underwriters unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.
Promoters
Messrs. Simanson, Paperin, Walz and Zalman are each a “promoter” as the term is defined under the federal securities laws.
ITEM 11. EXECUTIVE COMPENSATION
No executive officer or director has received any cash compensation for services rendered. Commencing on June 5, 2006, through the acquisition of a target business, we will pay Community Bankers Acquisition, LLC, an affiliate of Mr. Simanson, our president, and Mr. Zalman, a stockholder, a fee of $7,500 per month for providing us with office space and certain office and secretarial services.

Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, or any of their respective affiliates, including First Capital Group, an entity owned by our president, for services rendered to us prior to or with respect to the business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses, either prior to or as a result of the business combination, with such amounts being fully disclosed to stockholders, to the extent then known, in the proxy materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.
Compensation Committee Interlocks and Insider Participation
There were no interlocks or insider participation between any member of our board of directors and any member of the board of directors or compensation committee of another company.
Compensation Committee Report
None of our officers or directors received compensation for their service to us during the fiscal year ended March 31, 2007 nor have there been any grants of stock based awards or stock options to officers or directors.
Performance Graph
We became a reporting company on June 5, 2006; therefore, we have not included a performance graph.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Owners of at Least Five Percent of our Common Stock
The following table shows, as of June 18, 2007, and to the best of our knowledge, all persons we know to be beneficial owners of five percent or more of the voting securities of the Company.

	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned[1]		Percent of Class[1]

Baupost Group, L.L.C. SAK Corporation Seth A. Klarman 10 St. James Avenue, Suite 2000, Boston, MA 02116	927,400	[2]	9.9%

Andrew Weiss, PH.D. Weiss Capital, LLC Weiss Asset Management, LLC 29 Commonwealth Ave, 10th Floor Boston, MA 02116	799,200	[3]	8.5%

	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned[1]		Percent of Class[1]

Daniel B. Zwirn Zwirn Holdings, LLC DBZ GP, LLC D.B. Zwirn and Co. L.P. D.B. Zwirn Spec. Opportunities Fund, Ltd. D.B. Zwirn Spec. Opportunities Fund, L.P. 745 Fifth Ave, 18th Floor New York, NY 10151	796,500	[4]	8.5%

The David and Vicki Jo Zalman 2006 Childrens’ Trust c/o New ICM 220 Sam Biskin El Campo, TX 77437	475,000	[5]	5.1%

Azimuth Opportunity, LLC c/o WSmiths Finance Nemours Chambers P.O. Box 3170 Road Town, Tortola, British Virgin Islands	468,800	[6]	5.0%

[1]
Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them.

[2]
Based on information derived from a Schedule 13G, dated February 13, 2007, filed by such entities with the Securities and Exchange Commission, Baupost Group, LLC (“Baupost”) is a registered investment adviser. SAK Corporation is the manager of Baupost and has sole voting and dispositive power with respect to the shares set forth above; however, Seth A. Klarman, as the sole director SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost.

[3]
Based on information derived from a Schedule 13G, dated February 9, 2007, filed by such entities with the Securities and Exchange Commission, Andrew M. Weiss, Ph.D., as the managing member of Weiss Asset Management, LLC and managing member of Weiss Capital, LLC, may be deemed to have control over both entities. Mr. Weiss disclaims beneficial ownership of the shares reported above, except to the extent of his pecuniary interest.

[4]
Based on information derived from a jointly filed Schedule 13G filed on September 27, 2006, by such persons with the Securities and Exchange Commission. As of the date of the filing, D.B. Zwrin & Co., L.P.; DBZ GP, LLC; Zwirn Holdings, LLC; and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 286,740 shares owned by D.B. Zwirn Special Opportunities Fund, L.P. and (ii) 509,760 shares owned by D.B. Zwirn Special Opportunities Fund, Ltd. (the “Funds”). D.B. Zwirn & Co., L.P. is the manager of each of the Funds, and consequently has voting control and investment discretion over the shares held by each of the Funds. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. In addition, each of D.B. Zwirn & Co., L.P.; DBZ GP, LLC; Zwirn Holdings, LLC; and Daniel B. Zwirn disclaims beneficial ownership of the shares held by the Funds. The business address of D.B. Zwirn Special Opportunities Fund, Ltd is P.O. Box 896 GeorgeTown Harbour Centre, 2nd Floor Grand Cayman, Cayman Islands, British West Indies.

[5]
Daniel Zalman, the trustee of the trust for which David Zalman’s minor children are beneficiaries, exercises sole dispositive, voting and investment power for such shares based on information derived from a schedule 13G, filed with the Securities and Exchange Commission. David Zalman disclaims beneficial ownership of such shares. David Zalman was an initial stockholder of the Company.

[6]	Based on information derived from a Schedule 13G, dated December 8, 2006, filed with the Securities and Exchange Commission.
Security Ownership of Directors and Executive Officers
As of June 18, 2007, we have 9,375,000 shares of common stock outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of the date hereof, by:
•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

	Common
	Stock
Name and Address	Beneficially
of Beneficial Owner[1]	Owned		Percent of Class

Gary A. Simanson	1,150,000	2 3	12.3%

Community Bankers Acquisition, LLC	575,000	[3]	6.1%

Eugene S. Putnam, Jr.	75,000	[4]	*	%

Stewart J. Paperin	75,000		*	%

Keith Walz	75,000		*	%

All executive officers and directors as a group (4 individuals)	1,375,000		14.7%

*	Less than 1%

[1]
Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Except as otherwise indicated, the business address of each of the following is c/o the Company, 9912 Georgetown Pike, Ste. D203, Great Falls, Virginia 22066. All of our officers and directors have agreed (i) to vote all of their respective shares of common stock beneficially owned by them either for or against our initial business combination as determined by the majority of the votes cast by the holders of the shares of our common stock sold in our initial public offering and (ii) to vote all shares then beneficially owned by them in the event we are unable to timely complete a business combination in favor of our dissolution and liquidation.

[2]
Includes 575,000 shares held by Mr. Simanson and 575,000 shares held by Community Bankers Acquisition, LLC, of which Gary A. Simanson is the sole manager and has sole voting and dispositive power with respect to such shares.

[3]	Does not include an aggregate of 349,724 warrants held by Community Bankers Acquisition LLC, which are not exercisable.

[4]	The shares are held in the name of The Eugene S. Putnam, Jr. 2004 Irrevocable Trust, of which Mr. Putnam serves as the Trustee and has sole voting and dispositive power over the shares.

All of the shares of our common stock outstanding as of the date of our initial public offering including those owned by our officers and directors were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of: (i) June 5, 2008 or (ii) our liquidation; or (iii) the consummation of a merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.
During the escrow period, the holders of these shares will not be able to sell or transfer their securities except that Community Bankers Acquisition, LLC may transfer its shares to its present beneficial owners and other stockholders may make transfers to their spouses and children or trusts or family partnerships established for their benefit, or to a transferee that does not affect beneficial ownership, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the company, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to such common stock owned by them.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company does not have any securities authorized for issuance under any equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Prior to our initial public offering, we sold an aggregate of 1,875,000 shares of our common stock at a purchase price of $0.025 per share or an aggregate of $46,875 (sale transactions as to 1,850,000 of these shares occurred in April 2005 and as to 25,000 shares beneficially issued to David Spainhour in June 2005) to the following holders of our outstanding common stock:

	Number of
Name	Shares	Relationship to Us

Gary A. Simanson	575,000	President, Chief Executive and Financial Officer, Secretary and Director

Community Bankers Acquisition, LLC	575,000	Affiliate of Mr. Simanson, our president and David Zalman, a stockholder

The David and Vicki Jo Zalman 2006 Childrens’ Trust	475,000	Stockholder

The Eugene S. Putnam, Jr. 2004 Irrevocable Trust	75,000	Chairman of the Board

Stewart J. Paperin	75,000	Director

Keith Walz	75,000	Director

David W. Spainhour and Carolyn E. Spainhour, Trustees of the Spainhour Family Trust U/A dated 8/22/97	25,000	Special advisor

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares for resale pursuant to an agreement signed concurrently with the consummation of our initial public offering. The holders of the majority of these shares will be entitled to elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
Community Bankers Acquisition, LLC, an affiliate of Mr. Simanson, our president, and Mr. Zalman, a stockholder, has agreed that, commencing June 5, 2006 through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Community Bankers Acquisition, LLC $7,500 per month for these services commencing June 5, 2006, and ending upon the acquisition of a target business. An aggregate of $75,000 has been paid through March 31, 2007.
Community Bankers Acquisition, LLC, an affiliate of the Company’s President and Mr. Zalman, a stockholder, entered into a revolving credit agreement with us in the amount of $100,000 as of April 8, 2005. Advances under the credit facility were used to pay a portion of the expenses of our initial public offering and professional fees. The loan was payable without interest on the consummation of our public offering. Advances under the revolving credit agreement amounted to $40,000 as of June 29, 2006. The loan was repaid on June 29, 2006 and the credit facility was cancelled.
We will reimburse our officers, directors and stockholders for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. As of the date of this report, the out-of-pocket expenses currently owed by us to our officers and directors is estimated to be less than $20,000.
Other than the $7,500 per month administrative fees and reimbursable out-of-pocket expenses payable to our officers, directors and stockholders, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates, including First Capital Group which is affiliated with our president, for services rendered to us prior to or with respect to the business combination.
Pursuant to letter agreements with the Company, the Company’s officers and directors and initial stockholders waived their rights to receive distributions with respect to shares owned by them in the event of the Company’s liquidation.
All ongoing and future material transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction. In their consideration of each transaction, these members of the board shall be provided with access, should they so request and at our expense, to our attorneys or independent legal counsel selected by them. Moreover, we shall endeavor to obtain and present to the directors considering such transaction estimates obtained from unaffiliated third parties for similar goods or services to ascertain whether such transaction is on terms that are no less favorable to us than is otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party is found to be on terms less favorable to us than with an unaffiliated third party, we will not engage in such transaction.

Director Independence
The Board of Directors has adopted standards concerning director independence, which meet the independence standards of the American Stock Exchange and, with respect to the Audit Committee, the rules of the Securities and Exchange Commission.
Other than as described above, during the last fiscal year, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board in determining that the applicable independence standards have been met by each of the directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Services
The audit committee is directly responsible for the appointment, compensation, and oversight of the performance of our independent registered public accounting firm. In addition to retaining Yount, Hyde and Barbour, P.C. to audit our financial statements for the year ended March 31, 2006, our board of directors retained Yount Hyde and Barbour, P.C. to provide auditing services in connection with our initial public offering. Effective May 15, 2007, the board of directors engaged Miller, Ellin & Company LLP to audit the Company’s financial statements for the fiscal year ended March 31, 2007. The audit committee has reviewed all services provided by Yount Hyde and Barbour, P.C. and Miller, Ellin & Company LLP, including services provided in connection with the review of our financial statements during and for the year ended March 31, 2007, and has concluded that the provision of such services was compatible with maintaining such firms’ respective independence in the conduct of its auditing functions.
The aggregate fees incurred by us for audit and non audit services for the year ended March 31, 2007 and 2006 were as follows:

Service Category	2007	2006

Audit Fees	$—	$30,000
Audit Related Fees	10,000
Tax Fees	—
All Other Fees	—

Total	$10,000	$30,000
In the above table, in accordance with the SEC’s definitions and rules “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. Included in Audit Fees are fees that were billed and unbilled for the 2007 audit and fees associated with our initial public offering. Audit fees associated with our initial public offering paid to Yount, Hyde & Barbour totaled $30,000.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements.
Reference is made to the Index to financial statements of Community Bankers Acquisition Corp. under Item 8 of Part II hereof.
(2)	Financial Statement Schedules.
All other schedules are omitted because they are not applicable, the amounts are immaterial or the required information is presented in the financial statements and notes thereto in Item 8 above.
(3)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	By-laws as amended(1)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Form of Unit Purchase Option granted to the representatives(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co.(2)
4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders(2)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant(1)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
10.3	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(1)
10.4	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(1)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support(1)
10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC(1)
10.7	Form of Warrant Purchase Agreement among the representatives, Gary A. Simanson and David Zalman(1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour(1)
14	Code of Conduct and Ethics(1)
31.1	Rule 13a-14(a) or 15d-14(a) Certification
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(2)	Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K on February 12, 2007 (File No. 001-32590).

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2007	COMMUNITY BANKERS ACQUISITION CORP.
	By:	/s/ Gary A. Simanson
		Name:	Gary A. Simanson
		Title:	President and Chief Executive Officer

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary A. Simanson and Keith Walz, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Chairman of the Board	June 29, 2007
/s/ Gary A. Simanson Gary A. Simanson	President, Chief Executive and Financial Officer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	June 29, 2007
/s/ Stewart J. Paperin Stewart J. Paperin	Director	June 29, 2007
/s/ Keith Walz Keith Walz	Director	June 29, 2007

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) or 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002