Form 10-Q
period 2007-06-30
Community Bankers Acquisition Corp.
filed 2007-08-14
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☑    No ☐
As of August 6, 2007 there were 9,375,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS ACQUISITION CORP.

FORM 10-Q
June 30, 2007

PART I — FINANCIAL STATEMENTS
Item 1. Condensed Financial Statements
COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$745,810	$676,183
Cash and United States Treasury securities held in trust fund	57,824,869	58,118,729
Prepaid expenses	86,625	17,500

Total current assets	58,657,304	58,812,412

Total Assets	$58,657,304	$58,812,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$249,354	$806,000
Deferred payment to underwriter	2,100,000	2,100,000
Accrued expenses	3,881	9,185

Total Current Liabilities	2,353,235	2,915,185

Common stock, subject to conversion, 1,499,250 shares at conversion value	11,559,191	11,617,934

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value Authorized 50,000,000 shares Issued and outstanding, 9,375,000 shares (which includes 1,499,250 shares subject to conversion)	93,750	93,750
Additional paid-in capital	43,120,187	43,061,444
Earnings accumulated during the development stage	1,530,941	1,124,099

Total Stockholders’ Equity	44,744,878	44,279,293

Total Liabilities and Stockholders’ Equity	$58,657,304	$58,812,412

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF INCOME
(Unaudited)

			Cumulative
			Period from
	Three Months	Three Months	April 6, 2005
	Ended	Ended	(inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

Interest on cash and short-term investments held in trust	$716,477	$173,590	$2,985,237

Operating costs	60,282	16,250	398,943

Income before taxes	656,195	157,340	2,586,294

Provision for income taxes	249,353	59,790	1,055,353

Net income	$406,842	$97,550	$1,530,941

Weighted average shares outstanding-basic	7,875,750	3,853,269	4,783,339

Weighted average shares outstanding-diluted	9,375,000	4,347,527	7,074,265

Net income per share-basic	$0.05	$0.03	$0.32

Net income per share-diluted	$0.04	$0.02	$0.22

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.

(A Corporation in the Development Stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 6, 2005 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	1,875,000	18,750	28,125	—	46,875
Net income	—	—	—	—	—

Balance at March 31, 2006	1,875,000	18,750	28,125	—	46,875

Sale of 7,500,000 units, net of underwriters’ discount and offering expenses (includes 1,499,250 shares subject to possible conversion)	7,500,000	75,000	54,651,153	—	54,726,153

Less: proceeds subject to possible redemption of 1,499,250 shares, 19.99% of public shares are subject to redemption	—	—	(11,617,934)	—	(11,617,934)

Proceeds from issuance of option	—	—	100	—	100

Net income	—	—	—	1,124,099	1,124,099

Balance at March 31, 2007	9,375,000	93,750	43,061,444	1,124,099	44,279,293

Revaluation of shares subject to redemption	—	—	58,743	—	58,743

Net income	—	—	—	406,842	406,842

Balance at June 30, 2007	9,375,000	$93,750	$43,120,187	$1,530,941	$44,744,878

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
	Three Months	Three Months	from April 6, 2005
	Ended	Ended	(inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$406,842	$97,750	$1,530,941
(Increase) in prepaid expenses	(69,126)	(96,450)	(86,626)
Increase (decrease) in accrued expenses and income tax payable	(561,949)	(122,792)	253,236

Net Cash (Used in) Provided by Operating Activities	(224,233)	(121,492)	1,697,551

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in cash and securities held in trust fund	293,860	(56,623,590)	(57,824,869)

Net Cash (Used in) Investing Activities	293,860	(56,623,590)	(57,824,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		—	46,875
Gross proceeds from initial public offering		60,000,000	60,000,000
Proceeds from note payable to stockholder		40,000	40,000
Payment of note payable to stockholder		(40,000)	(40,000)
Proceeds from issuance of underwriters purchase option		100	100
Payment of costs of the public offering	—	(2,748,978)	(3,173,847)

Net Cash Provided by (Used in) Financing Activities	—	$57,251,122	56,873,128

NET INCREASE IN CASH	69,627	506,040	745,810

CASH AT BEGINNING OF PERIOD	676,183	2,360	—

CASH AT END OF PERIOD	$745,810	$508,400	$745,810

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$—	$2,100,000	$2,100,000

Decrease in value of common stock subject to conversion	$58,743	$—	$58,743

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
1.	ORGANIZATION, BUSINESS OPERATIONS
The condensed financial statements at June 30, 2007 and for the three-month periods ended June 30, 2007 and June 30, 2006, are unaudited and include the accounts of Community Bankers Acquisition Corp. (a corporation in the development stage) (the “Corporation”). The condensed balance sheet at March 31, 2007, has been derived from the audited financial statements included in the Corporation’s Annual Report on Form 10-K. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Corporation as of June 30, 2007, and the results of its operations and its cash flows for the three months ended June 30, 2007. At June 30, 2007, the Corporation had not yet commenced operations. All activity from April 6, 2005 (inception) through June 30, 2007 relates to the Corporation’s formation and the public offering described below.
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

With respect to the first Business Combination which is approved and consummated, any Public Stockholder, other than the Corporation’s Initial Stockholders, who vote against the Business Combination may demand that the Corporation redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.
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
4.	RELATED PARTY TRANSACTIONS
The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. At June 30, 2007, an aggregate of $97,500 has been paid.
5.	CAPITAL STOCK
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
General
We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. Our first business combination or series of such transactions must have a fair market value of at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such transaction(s). We consummated our initial public offering (the “Offering”) on June 8, 2006. We have neither engaged in any operations nor generated any revenues to date other than interest income. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial business combination.
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
Results of Operations for the Three Months Ended June 30, 2007
For the three months ended June 30, 2007, operating costs of $60,282 consisted primarily of $10,997 in legal and other professional fees, $23,910 for office and administrative services and $25,375 for amortization of prepaid insurance. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $716,477. This resulted in net income for the three months ended June 30, 2007 of $406,842, net of $249,353 of provision for income taxes.
Results of Operations for the Three Months Ended June 30, 2006
For the three months ended June 30, 2006, we had net income of $97,550. We earned interest income of $173,590 on our securities held in trust. We incurred operating expenses of $16,250. Our expenses consisted of overhead fees and amortization of prepaid insurance. We recorded an income tax provision of $59,790.
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

As of June 30, 2007, we had cash not held in trust of $745,810, including interest released to us from the trust account. In fiscal year 2008, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
We are obligated, commencing June 5, 2006, and ending upon the acquisition of a target business, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers and a shareholder, a monthly fee of $7,500 for office space and general and administrative services. An aggregate of $97,500 has been paid through June 30, 2007.
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
Contractual Obligations
The following table shows the amounts due in connection with our contractual obligations as of June 30, 2007.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term contractual obligations (1) (2)	$82,500	$82,500	$—	$—	$—

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described in our annual report on Form 10-K for the fiscal year ended March 31, 2007 before making a decision to invest in our securities.
Item 6. Exhibits.

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation (1)
3.2		By-laws as amended (1)
4.1		Specimen Unit Certificate (1)
4.2		Specimen Common Stock Certificate (1)
4.3		Specimen Warrant Certificate (1)
4.4		Form of Unit Purchase Option to be granted to the representatives (1)
4.5		Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.6		Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co.
4.7		Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders
10.1		Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)
10.2		Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
10.3		Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)
10.4		Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1)
10.5		Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)
10.6		Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)
10.7		Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)
10.8	*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9	*	Letter agreement with David A. Spainhour (1)
31.1		Rule 13a-14(a)/15d-14(a) Certification
32.1		Section 1350 Certification
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

COMMUNITY BANKERS ACQUISITION CORP.
Dated: August 13, 2007	By:	/s/ Gary A. Simanson
Gary A. Simanson
President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification