Form 10-Q
period 2007-09-30
Community Bankers Acquisition Corp.
filed 2007-11-14
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Former fiscal year: March 31
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 9, 2007 there were 9,375,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS ACQUISITION CORP.

FORM 10-Q
September 30, 2007

PART I — FINANCIAL STATEMENTS

Item 1. Condensed Financial Statements	1

Balance Sheets (Unaudited)
Statements of Income (Unaudited)
Statements of Stockholders’ Equity (Unaudited)
Statements of Cash Flows (Unaudited)
Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II — OTHER INFORMATION

Item 1A. Risk Factors	12

Item 6. Exhibits	12

SIGNATURES

Exhibit 4.5
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL STATEMENTS
Item 1. Condensed Financial Statements
COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEETS

	September 30, 2007	March 31, 2007
ASSETS	(Unaudited)	(Audited)
Current assets:	$397,225	$676,183
Cash Cash and United States Treasury securities held in trust fund	57,937,087	58,118,729
Prepaid expenses	687,000	17,500

Total current assets	59,021,312	58,812,412

Total Assets	$59,021,312	$58,812,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$244,692	$806,000
Deferred payment to underwriter	2,100,000	2,100,000
Accrued expenses	—	9,185

Total Current Liabilities	2,344,692	2,915,185

Common stock, subject to conversion, 1,499,250 shares at conversion value	11,581,624	11,617,934

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 9,375,000 shares (which includes 1,499,250 shares subject to conversion)	93,750	93,750
Additional paid-in capital	43,097,755	43,061,444
Earnings accumulated during the development stage	1,903,491	1,124,099

Total Stockholders’ Equity	45,094,996	44,279,293

Total Liabilities and Stockholders’ Equity	$59,021,312	$58,812,412

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF INCOME
(Unaudited)

					Cumulative period
	Three Months	Three Months	Six Months	Six Months	from April 6, 2005
	Ended	Ended	Ended	Ended	(inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Interest on cash and short-term investments held in trust	$712,493	$694,506	$1,428,970	$868,096	$3,697,730

Operating costs	111,605	76,882	171,886	93,132	510,548

Income before taxes	600,888	617,624	1,257,084	774,964	3,187,182

Provision for income taxes	228,338	234,696	477,692	294,486	1,283,691

Net income	$372,550	$382,928	$779,392	$480,478	1,903,491

Weighted average shares outstanding-basic	9,375,000	9,375,000	9,375,000	7,520,455	5,812,913

Weighted average shares outstanding- diluted	11,814,271	11,585,860	11,807,432	9,731,315	8,154,729

Net income per share-basic	$0.04	$0.04	$0.08	$0.06	$0.33

Net income per share-diluted	$0.03	$0.03	$0.07	$0.05	$0.23

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
				During the
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-In Capital	Stage	Equity
Balance at March 31, 2006 (audited)	1,875,000	18,750	28,125	—	46,875
Sale of 7,500,000 units, net of underwriters’ discount and offering expenses (includes 1,499,250 shares subject to possible conversion)	7,500,000	75,000	54,651,153	—	54,726,153
Less: proceeds subject to possible redemption of 1,499,250 shares, 19.99% of public shares are subject to redemption	—	—	(11,617,934)	—	(11,617,934)
Proceeds from issuance of option	—	—	100	—	100
Net income	—	—	—	1,124,099	1,124,099

Balance at March 31, 2007 (audited)	9,375,000	93,750	43,061,444	1,124,099	44,279,293
Revaluation of shares subject to redemption	—	—	36,311	—	36,311
Net income	—	—	—	779,392	779,392

Balance at September 30, 2007 (unaudited)	9,375,000	$93,750	$43,097,755	$1,903,491	$45,094,996

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period
			April 6, 2005
	Six Months Ended	Six Months Ended	(inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$779,392	$480,478	1,903,491
(Increase) in prepaid expenses	(669,500)	(70,000)	(687,000)
Increase (decrease) in accrued expenses and income tax payable	(570,492)	62,818	(244,693)

Net Cash (Used in) Provided by Operating Activities	(460,600)	347,660	1,461,184

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in cash and securities held in trust fund	181,642	(57,018,096)	57,937,087

Net Cash (Used in) Investing Activities	181,642	(57,018,096)	57,937,087

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	46,875
Gross proceeds from initial public offering	—	60,000,000	60,000,000
Proceeds from note payable to stockholder	—	20,000	40,000
Payment of note payable to stockholder	—	(40,000)	(40,000)
Proceeds from issuance of underwriters purchase option	—	100	100
Payment of costs of the public offering	—	(2,745,248)	(3,173,847)

Net Cash Provided by (Used in) Financing Activities	—	57,234,852	56,873,128

NET INCREASE IN CASH	(278,958)	564,416	397,225

CASH AT BEGINNING OF PERIOD	676,183	2,360	—

CASH AT END OF PERIOD	$397,225	$566,776	$397,225

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$—	$2,100,000	$2,100,000

Decrease in value of common stock subject to conversion	$36,310	$—	$36,310

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS
The condensed financial statements at September 30, 2007 and for the three- and six-month periods ended September 30, 2007 and September 30, 2006, are unaudited and include the accounts of Community Bankers Acquisition Corp. (a corporation in the development stage) (the “Corporation”). The condensed balance sheet at March 31, 2007, has been derived from the audited financial statements included in the Corporation’s Annual Report on Form 10-K. The results of the Corporation’s operations for the interim period are not necessarily indicative of the operating results for the full year. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Corporation as of September 30, 2007, and the results of its operations and its cash flows for the three and six months ended September 30, 2007. Until the announcement on September 6, 2007, that the Corporation had entered into an agreement and plan of merger with a target company, the Corporation’s efforts had been primarily organizational, activities relating to its initial public offering and searching for and identifying targets for an initial business combination. Until the consummation of a business combination, the Corporation expects interest earned on the offering proceeds held in trust to be its primary source of income.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
The Corporation was incorporated in Delaware on April 6, 2005 as a blank check company whose objective is to merge with or acquire an operating commercial bank or bank holding company. As discussed in Note 6, the Corporation issued a press release and filed a Current Report on Form 8-K on September 7, 2007, reporting that the Corporation has entered into an Agreement and Plan of Merger with TransCommunity Financial Corporation. The Corporation’s fiscal year end has been changed from March 31 to December 31.
The registration statement for the Corporation’s initial public offering (“Offering”) was declared effective June 5, 2006. The Corporation consummated the Offering on June 8, 2006 and received net proceeds of $54,950,000 which is discussed in Note 2. The Corporation’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business whose objective is to operate a commercial bank or bank holding company (“Business Combination”). There is no assurance that the Corporation will be able to successfully effect a Business Combination. Upon the closing of the Offering, $56,450,000 of the proceeds, including $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the initial Business Combination, are being held in a trust account (“Trust Fund”) and invested in U.S. government securities or other high-quality, short term interest-bearing investments, until the earlier of (i) the consummation of its first Business Combination or (ii) distribution of the Trust Account as described below; provided, however, that up to $1,129,000 of interest income, net of taxes payable on interest earned on the Trust Account, may be released to the Corporation periodically to cover its operating expenses. The remaining proceeds and any interest released to the Corporation to cover its operating expenses will be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses. The Corporation, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, both vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Corporation’s stockholders prior to the Offering, including all of the officers and directors of the Corporation (“Initial Stockholders”), have agreed to vote all of their founding shares of common stock either for or against the Business Combination as determined by the majority of the votes cast by the holders of the common stock who purchase shares sold in the Offering (“Public Stockholders”) with respect to a Business Combination. After consummation of the Corporation’s first Business Combination, these voting safeguards no longer apply.

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
2. INITIAL PUBLIC OFFERING
On June 8, 2006, the Corporation sold 7,500,000 units (“Units”) in the Offering. Each Unit consists of one share of the Corporation’s common stock, $0.01 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Corporation one share of common stock at an exercise price of $5.00 commencing on the completion of a Business Combination and expiring five years from the date of the Offering. The Warrants will be redeemable by the Corporation at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given.
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
4. RELATED PARTY TRANSACTIONS
The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. At September 30, 2007, an aggregate of $180,000 has been paid.

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
6. PROPOSED BUSINESS COMBINATION
On September 5, 2007, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransCommunity Financial Corporation (“TFC”). The Merger Agreement sets forth the terms and conditions of the Company’s acquisition of TFC through the merger of TFC with and into the Company (the “Merger”). TransCommunity Bank, N.A., a wholly owned subsidiary of TFC, will become a wholly owned subsidiary of the surviving company in the Merger.
Under the terms of the Merger Agreement, the Corporation will issue to the shareholders of TFC, for each share of TFC’s common stock that they own, 1.4200 shares of the Corporation’s common stock (the “Exchange Ratio”), subject to adjustment as described below. If the daily average closing price for the Corporation’s common stock for the 20 consecutive days of trading in such stock ending five days before the closing date is less than $7.42, the Corporation will increase the Exchange Ratio to the quotient obtained by dividing $10.5364 by such daily average closing price.
In addition, at the effective time of the Merger, each outstanding option to purchase shares of TFC’s common stock under any of TFC’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Corporation’s common stock equal to the number of shares of common stock underlying the option multiplied by the Exchange Ratio. The exercise price of each option will be adjusted accordingly.
The Merger Agreement also provides for the Corporation’s headquarters to move to the headquarters of TFC. Following the consummation of the Merger, the Board of Directors of the surviving company will consist of 10 directors, four of whom will be nominated by the Corporation and six of whom will be nominated by TFC. In addition, the chief executive officer and chief financial officer of TFC will take those positions with the surviving company, and the Corporation’s chief executive officer will become the surviving company’s chief strategic officer.
Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of TFC and the Corporation and the receipt of all required regulatory approvals. In addition, closing of the transaction is also conditioned on holders of fewer than 20% of the shares of the Corporation’s common stock voting against the transaction and electing to convert their shares of the Corporation’s common stock into cash. Pursuant to the Merger Agreement either party may terminate the Agreement in the event the Merger is not consummated by May 31, 2008. As a result of the execution of the Merger Agreement, pursuant to the Corporation’s certificate of incorporation, it has until June 7, 2008 to complete the transaction before it would otherwise be required to liquidate.

7. COMMITMENTS
On September 5, 2007, the Corporation entered into an agreement with Keefe, Bruyette & Woods (“KBW”) to provide financial advisory and investment banking services to the Corporation in connection with the proposed Merger with TransCommunity Financial Corporation discussed in Note 6. The Corporation paid $125,000 upon execution of the agreement and, in the event that the business combination with TFC is consummated, it will pay a cash fee to KBW at closing of $375,000.
In addition, the Corporation agreed to pay to I-Bankers Securities, Inc. serving as the underwriting syndicate’s representative, $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the initial Business Combination. Until a Business Combination is completed, these funds are held in the Trust Account. If the Corporation does not complete a Business Combination, then the 2% deferred discount will become part of the funds returned to the Corporation’s Public Stockholders from the trust account upon its liquidation as part of any plan of dissolution and distribution approved by the Corporation’s stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our ability to consummate a timely business combination, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our annual report on Form 10-K filed with the SEC on June 29, 2007. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
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
Until the announcement on September 6, 2007, that the Company had entered into a agreement and plan of merger with a target company, our efforts had been primarily organizational, activities relating to our Offering and searching for and identifying targets for an initial business combination. Until the consummation of a business combination, we expect interest earned on the offering proceeds held in trust to be our primary source of income.
We entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransCommunity Financial Corporation (“TFC”) on September 5, 2007. The Merger Agreement sets forth the terms and conditions of the Company’s acquisition of TFC through the merger of TFC with and into the Company (the “Merger”). TransCommunity Bank, N.A., a wholly owned subsidiary of TFC, will become a wholly owned subsidiary of the surviving company in the Merger.
Under the terms of the Merger Agreement, the Company will issue to the shareholders of TFC, for each share of TFC’s common stock that they own, 1.4200 shares of the Company’s common stock (the “Exchange Ratio”), subject to adjustment as described below. If the daily average closing price for the Company’s common stock for the 20 consecutive days of trading in such stock ending five days before the closing date is less than $7.42, the Company will increase the Exchange Ratio to the quotient obtained by dividing $10.5364 by such daily average closing price.
In addition, at the effective time of the Merger, each outstanding option to purchase shares of TFC’s common stock under any of TFC’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of common stock underlying the option multiplied by the Exchange Ratio. The exercise price of each option will be adjusted accordingly.
Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of TFC and the Company and the receipt of all required regulatory approvals. In addition, closing of the transaction is also conditioned on holders of fewer than 20% of the shares of the Company’s common stock voting against the transaction and electing to convert their shares of the Company’s common stock into cash. Pursuant to the Merger Agreement either party may terminate the Agreement in the event the Merger is not consummated by May 31, 2008.

Due to regulatory and shareholder approvals as well as the closing conditions associated with the transaction, we cannot assure stockholders and investors that we will consummated the Merger in the allotted time. If the Company does not effect the Merger with TransCommunity by June 7, 2008 or another business combination by December 7, 2007, or, if a letter of intent, agreement in principle or definitive agreement relating to another business combination is executed by December 7, 2007, but not consummated by June 7, 2008, the Company will be forced to dissolve and liquidate.
Results of Operations for the Three Months Ended September 30, 2007
For the three months ended September 30, 2007, operating costs of $111,605 consisted primarily of $31,167 in legal and other professional fees, $26,813 for office and administrative services, $23,625 for amortization of prepaid insurance and $30,000 for travel and due diligence. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $712,368. This resulted in net income for the three months ended September 30, 2007 of $372,550, net of $228,338 of provision for income taxes.
Results of Operations for the Six Months Ended September 30, 2007
For the six months ended September 30, 2007, operating costs of $171,887 consisted primarily of $36,516 in legal and other professional fees, $55,871 for office and administrative services and $49,000 for amortization of prepaid insurance and $30,500 for travel and due diligence. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $1,418,538. This resulted in net income for the six months ended September 30, 2007 of $779,392, net of $477,691 of provision for income taxes.
Liquidity and Capital Resources
The net proceeds of our Offering, after deducting the underwriters discount and offering expenses, was $54,950,000. Of these net proceeds, $54,350,000 has been placed in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee, and invested in United States government securities together with an additional $2,100,000 of deferred underwriting compensation. The funds held in the trust account, other than the deferred underwriting compensation, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. One-half of the interest earned on the trust account, net of taxes, will be retained in the trust account for distribution to public stockholders under certain circumstances. The remaining interest earned on the trust account, net of taxes, up to $1,129,000 may be released to us periodically to fund our working capital requirements. Upon the consummation of a business combination, we will pay the deferred underwriting compensation to the underwriters out of the proceeds of the Offering held in trust. Any amounts not paid as consideration to the sellers of the target business or to the underwriters as deferred underwriting fees may be used to finance the operations of the target business, pay expenses associated with the Merger, make capital contributions, repurchase Community Bankers’ securities or to engage in subsequent acquisitions.
As of September 30, 2007, we had cash not held in trust of $397,225, including interest released to us from the trust account. During the balance of 2007 and in 2008 until consummation of a business combination, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. We will be using the funds not held in trust together with interest released to us from the trust account from time to time for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
We are obligated, commencing June 5, 2006, and ending upon the acquisition of a target business, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers and a shareholder, a monthly fee of $7,500 for office space and general and administrative services. We anticipate that we will incur, in addition to the administrative fee to Community Bankers Acquisition LLC, expenses for legal, accounting and other expenses attendant to the structuring, negotiating and completing of our initial business combination, due diligence of prospective target businesses, expenses in legal and accounting fees relating to bank regulatory compliance, SEC reporting obligations and internal controls and for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance premiums. We have prepaid $687,000 in expenses for professional fees, administrative services and insurance and believe that we have sufficient capital to meet our day to day operating expenses until consummation of our initial business combination. However, we may need to raise additional funds through a private offering or debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.
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
Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (2)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	By-laws as amended (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Form of Unit Purchase Option to be granted to the representatives (1)
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (4)
4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (3)
4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (3)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (4)
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (4)
10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders (4)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)
10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)
10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification (3)
32.1	Section 1350 Certification (3)
*Indicates a management contract or compensatory plan required to be filed as an exhibit.
(1)	Incorporated by reference to the exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K on September 7, 2007.

(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K on February 12, 2007.

(4)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS ACQUISITION CORP.

Dated: November 14, 2007	By:	/s/ Gary A. Simanson

Gary A. Simanson President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders
10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification