Form 10-K
period 2007-12-31
Community Bankers Acquisition Corp.
filed 2008-03-31
CIK 1323648

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☐	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☑	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from April 1, 2007 to December 31, 2007
001-32590
(Commission file number)
COMMUNITY BANKERS ACQUISITION CORP.
(Name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification Number)

9912 Georgetown Pike, Ste. D203, Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)
(703) 759-0751
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12 (b) of the Act:

Units, each consisting of one share of Common
Stock and one Warrant
Common Stock, $.01 par value
Warrants to Purchase Common Stock	American Stock Exchange
(Title of Each Class)	(Name of each exchange on which registered)
Securities Registered under Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐       Accelerated filer ☐       Non-Accelerated filer ☐       Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. $55,880,000
On March 25, 2008 there were 9,375,000 shares of the issuer’s common stock, par value $.01, outstanding, which is the only class of common or voting stock of the issuer.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I
In October 2007 Community Bankers Acquisition Corp. changed its fiscal year end from March 31 to December 31. In accordance with the rules and regulations of the Securities and Exchange Commission, the financial statements included elsewhere herein reflect our results of operations for the nine months ended December 31, 2007 (audited) and 2006 (unaudited). When used in this report, “fiscal 2007” means the nine months, or transition period, April 1, 2007 to December 31, 2007, our year ended March 31, 2007, means the period April 1, 2006 through March 31, 2007, and “fiscal 2006” means the year ended March 31, 2006.
Unless otherwise provided in this Annual Report on Form 10-K, references to the “Company,” “we,” “us” and “our” refer to Community Bankers Acquisition Corp.
ITEM 1. BUSINESS
Forward–Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements expressed or implied by the forward-looking statements to differ materially. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements regarding: our ability to complete the proposed mergers with TransCommunity and BOE (as described below) on a timely basis; failure to obtain regulatory approvals; success in retaining or recruiting, or changes required in, our officers, key employees or directors following the mergers; the anticipated benefits of the proposed mergers, including future financial and operating results, cost savings and enhanced revenues that may be realized, as well as other statements or expectations regarding the proposed mergers; reduction of our working capital due to costs related to the proposed mergers; liquidation if no business combination occurs by June 7, 2008; successful integration of the TransCommunity operations and, potentially the operations of BOE; delisting of our securities from the American Stock Exchange or our inability to have our securities listed on the American Stock Exchange following the TransCommunity Merger; financial performance following the proposed mergers; interest to be earned on the trust account; uses of our working capital; risks associated with the banking industry in the event one or both of the proposed mergers occur; and other risks and uncertainties detailed in our filings with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law.
General
We are a blank check company organized under the laws of the State of Delaware on April 6, 2005. As a “Targeted Acquisition Corporation”SM or “TAC,” SM we were formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Prior to executing the merger agreement with TransCommunity as described below in “Proposed Business Combination,” our activities were limited to organizational matters, completing our initial public offering and seeking and evaluating possible business combination opportunities.
On June 8, 2006, we consummated our initial public offering of 7,500,000 units, which commenced trading on the American Stock Exchange under the symbol “BTC.U”. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 per share beginning upon the consummation of a business combination. Our common stock and warrants started trading separately on the American Stock Exchange as of September 5, 2006, under the symbols “BTC” and “BTC.WS,” respectively.

The initial target business or businesses we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of the business combination (excluding the portion of the trust account attributable to the underwriters’ discount). The fair market value of such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential revenues, net income, assets, cash flow and book value. We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value, but may do so.
Proposed Business Combination
On September 5, 2007, we entered into an Agreement and Plan of Merger (the “TransCommunity Merger Agreement”) with TransCommunity Financial Corporation (“TransCommunity”). The TransCommunity Merger Agreement sets forth the terms and conditions of our proposed acquisition of TransCommunity through the merger of TransCommunity with and into the Company (the “TransCommunity Merger”). TransCommunity Bank, N.A., a wholly owned subsidiary of TransCommunity, will become a wholly owned subsidiary of the surviving company in the TransCommunity Merger.
Under the terms of the TransCommunity Merger Agreement, the Company will issue to the shareholders of TransCommunity, for each share of TransCommunity’s common stock that they own, 1.4200 shares of our common stock (the “Exchange Ratio”), subject to adjustment. If the daily average closing price for our common stock for the 20 consecutive days of trading in such stock ending five days before the closing date is less than $7.42, we will increase the Exchange Ratio to the quotient obtained by dividing $10.5364 by such daily average closing price.
Consummation of the TransCommunity Merger is subject to a number of customary conditions including the approval of the TransCommunity Merger by the shareholders of TransCommunity and our stockholders and the receipt of all required regulatory approvals. In addition, closing of the transaction is also conditioned on holders of fewer than 20% of the shares of our common stock voting against the transaction and electing to convert their common stock into cash. The TransCommunity Merger is expected to be completed in the second quarter of 2008. Pursuant to the TransCommunity Merger Agreement either party may terminate the Agreement in the event the TransCommunity Merger is not consummated by May 31, 2008. As a result of the execution of the TransCommunity Merger Agreement, pursuant to our certificate of incorporation, we have until June 7, 2008 to complete the transaction before we would otherwise be required to liquidate.
Proposed Merger with BOE Financial Services
On December 14, 2007 we announced that we had entered into an Agreement and Plan of Merger dated as of December 13, 2007, (the “BOE Merger Agreement”) with BOE Financial Services of Virginia, Inc. (“BOE”). The BOE Merger Agreement sets forth the terms and conditions of the Company’s acquisition of BOE through the merger of BOE with and into the Company (the “BOE Merger”). Bank of Essex, a Virginia state bank and a wholly owned subsidiary of BOE (the “Bank”) will become a wholly owned subsidiary of the surviving corporation in the BOE Merger.
Under the terms of the BOE Merger Agreement, we will issue to the stockholders of BOE, for each share of BOE’s common stock that they own, 5.7278 shares of our common stock (the “Exchange Ratio”), subject to adjustment. If the daily average closing price for our common stock for the 20 consecutive days of trading in such stock ending five days before the closing date is less than $7.42, we will increase the Exchange Ratio to the quotient obtained by dividing $42.50 by such daily average closing price.
Consummation of the BOE Merger is subject to the consummation of the TransCommunity Merger and a number of customary conditions including the approval of the BOE Merger by the stockholders of BOE and by our stockholders and the receipt of all required regulatory approvals. The BOE Merger is expected to be completed in the second quarter of 2008. Pursuant to the BOE Merger Agreement either party may terminate the BOE Merger Agreement in the event the BOE Merger Agreement is not consummated by June 30, 2008.

Trust Account
The net proceeds from the sale of our units were approximately $54,950,000. Of this amount, $54,350,000 of the net proceeds, plus $2,100,000 attributable to the underwriters’ discount that I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc., the representatives of the underwriters in our initial public offering, agreed to defer until we consummated our initial business combination, was deposited in an interest-bearing trust account at JPMorgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, as trustee, pursuant to an agreement signed on June 8, 2006. As of December 31, 2007, the amount held in trust was $58,452,512, including $2,100,000 of deferred underwriting discounts. Except for a portion of the interest earned on the trust account which may be released to us, these proceeds will not be released until the earlier of the completion of a business combination or our liquidation. The remaining $600,000 in net proceeds, together with $1,129,000 interest released to us to cover operating expenses, were made available to be used by us to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Substantially all of the net proceeds not held in the trust account of our initial public offering are intended to be used to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Upon consummation of our initial business combination, funds held in the trust account after payment of amounts, if any, to our stockholders requesting and exercising their conversion rights and the deferred underwriting compensation, will be released to us. We intend to pay any additional expenses related to the TransCommunity Merger and BOE Merger and hold the remaining funds as capital at the holding company level pending use for general corporate and strategic purposes. Such purposes may include increasing the capital of TransCommunity Bank or Bank of Essex, future mergers and acquisitions, branch construction, asset purchases, payment of dividends, repurchases of shares of our common stock and general corporate purposes. Until such capital is fully leveraged or deployed, we may not be able to successfully deploy such capital and our return on equity could be negatively impacted.
Conversion rights
At the time we seek stockholder approval of the TransCommunity Merger, we will offer each public stockholder, excluding our initial stockholders who have waived the right to convert any of their shares, the right to have such stockholder’s shares of common stock converted to cash if the stockholder both votes against the business combination and exercises his conversion rights and the business combination is approved and completed. In the event the TransCommunity Merger is not approved by our stockholders and completed, public stockholders will not be able to convert their stock. The actual per-share conversion price will be equal to the amount in the trust fund, including any interest not released to us, net of taxes, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the 7,500,000 shares of our common stock sold in our initial public offering. Without taking into account any interest earned on the trust account subsequent to March 25, 2008, or taxes payable on such interest, the per share conversion price at March 25, 2008, the record date for our annual meeting, will be approximately $7.72 or $0.28 lower than the $8.00 per unit price paid in the offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the joint proxy statement/prospectus relating to the TransCommunity Merger and prior to the vote taken with respect to the TransCommunity Merger at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the TransCommunity Merger, the TransCommunity Merger is approved and completed and the stockholder timely delivers his stock certificate for cancellation. If a stockholder votes against the business combination but has not properly exercised such stockholder’s conversion rights, such stockholder will not have the shares of common stock held by such stockholder converted into the stockholder’s pro rata distribution of the trust fund. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting held for the approval of the TransCommunity Merger. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of our business combination and presentation of their stock certificates for cancellation. Public stockholders who convert their stock into their share of the trust fund will continue to own any redeemable warrants they may hold and have the right to sell, transfer or exercise such redeemable warrants. We will not complete the proposed merger with TransCommunity if stockholders who own at least a majority of the shares of common stock voted at the meeting to approve the proposed merger fail to vote in favor of the merger at such meeting or if stockholders owning 20% or more of the shares sold in our initial public offering both vote against the TransCommunity Merger and exercise their conversion rights.

Opportunity for Stockholder Approval of Business Combination
As we will be issuing shares of our common stock in the TransCommunity Merger totaling more than 20% of the outstanding shares of our common stock immediately prior to the effective time of the TransCommunity Merger, as well as in connection with the proposed subsequent BOE Merger, Delaware law requires that our stockholders adopt the TransCommunity Merger Agreement for the TransCommunity Merger to be consummated and adopt the BOE Merger Agreement for the BOE Merger to be consummated. In addition, our certificate of incorporation requires that we submit the TransCommunity Merger to our stockholders for approval, even if stockholder approval was not required under Delaware law. Delaware law requires that the holders of a majority of the outstanding shares of our common stock entitled to vote at the stockholder meeting adopt the TransCommunity Merger Agreement for the TransCommunity Merger to be consummated and adopt the BOE Merger Agreement for the BOE Merger to be consummated.
Further, as required by our certificate of incorporation, we will proceed with the TransCommunity Merger only:
•	if the holders of a majority of the outstanding shares of our common stock issued in our initial public offering and voted at the stockholder meeting vote in favor of the merger proposal; and

•	the holders of less than 20% of the outstanding shares of our stock issued in our initial public offering vote against the business combination and exercise their conversion rights.
All of our insiders, including all of our officers, directors and initial stockholders, have agreed to vote the 1,875,000 shares of our common stock acquired by them before our initial public offering either for or against the TransCommunity Merger consistent with the majority of the votes cast by the holders of the shares of common stock issued in the initial public offering. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our officers directors, or initial stockholders. Accordingly, they may vote on the TransCommunity Merger with respect to shares of common stock acquired in or after the consummation of our initial public offering any way they choose. Our insiders may vote all of their shares any way they choose with respect to the BOE Merger.
Liquidation If No Business Combination
If we do not complete the TransCommunity Merger by June 7, 2008, our certificate of incorporation (1) provides that our corporate powers would automatically thereafter be limited to acts and activities relating to dissolving and winding up its affairs, including liquidation, and we would not be able to engage in any other business activities and (2) requires that our board of directors within 15 days adopt a resolution finding our dissolution advisable and provide notice as soon as possible thereafter of a special meeting of stockholders to vote on our dissolution. Pursuant to Delaware law, our dissolution would require the affirmative vote of stockholders owning a majority of the then outstanding shares of our common stock. We would promptly prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware General Corporation Law, or DGCL, and the federal securities laws, which proxy statement would be required to be submitted to and reviewed by the SEC, and thereafter forward the proxy statement and notice of meeting to our stockholders no less than 10 nor more than 60 days prior to our special meeting of stockholders soliciting stockholder votes with respect to our dissolution. In the event that we do not initially obtain approval for such dissolution by stockholders owning a majority of the then outstanding shares of our common stock, we would continue to take all reasonable actions to obtain such approval, which may include adjourning the meeting from time to time to allow us to obtain the required vote and retaining a proxy solicitation firm to assist us in obtaining such vote. Our insiders (including all of our directors, officers and initial stockholders) have agreed to vote all shares of our common stock owned by them that were purchased prior to or issued in our initial public offering in favor of such dissolution. However, there can be no assurance that our stockholders would approve a dissolution in a timely manner or ever approve a dissolution. If we are not able to obtain the approval from a majority of the stockholders, we would not be able to dissolve and liquidate and we would not be able to distribute funds from our trust account to public stockholders and these funds would not be available for any other corporate purpose.
We anticipate that any liquidation would occur pursuant to Section 281(b) of the DGCL and, in this event, our board of directors would be required under Section 281(b) of the DGCL to adopt, within a three year period, a plan of distribution pursuant to which we would pay or make reasonable provision to pay all of our existing claims and obligations, all contingent, conditional or unmatured contractual claims, claims subject of a pending suit, and claims that are likely to arise or become known within 10 years after our dissolution. Our plan of distribution will provide that we will pay or reserve for such claims from our funds not held in trust. Our board of directors intends to adopt a plan of distribution and to distribute the funds held in trust and any of our remaining assets to public stockholders as promptly as practicable following our dissolution. Until adoption of our plan of distribution and distribution of the funds held in trust, which we anticipate would be accomplished within six months following board approval of our dissolution, the funds would remain in trust and held by the trustee in permitted investments.

Assuming our dissolution were submitted to and approved by our stockholders in accordance with Delaware law, the holders of our common stock issued in our initial public offering would, in that event, be entitled to receive their proportionate share of the trust account (including any interest not released to us, net of taxes, and the deferred underwriting discount). In addition, such holders would be entitled to receive a pro rata portion of our remaining assets not held in trust, less amounts we would pay, or reserve to pay, for all of our liabilities and obligations. These liabilities and obligations include our corporate expenses arising during our remaining existence and the costs associated with our dissolution and liquidation. Our corporate expenses are expected to be primarily associated with preparation for and conduct of our special meeting of stockholders and our continuing public reporting obligations, including legal services, proxy soliciting firms, services of our independent public accounting firm and legal fees we may incur in the event of disputes with any claimants or creditors. Gary A. Simanson, our president and chief executive officer, and David Zalman, an initial stockholder, would be personally liable for ensuring that the trust account is not reduced by claims of our vendors and service providers in the event of our dissolution and liquidation. Messrs. Simanson and Zalman will not be liable for and will not pay any termination fees that may be payable by the Company to TransCommunity or BOE under their respective merger agreements. To the extent funds reserved to pay liabilities or obligations are not subsequently used for such purpose, the funds would be available for distribution to our public stockholders or for ongoing corporate expenses including costs of our liquidation during our remaining existence.
Our initial stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by them before our initial public offering upon our liquidation prior to a business combination. In addition, the representatives of the underwriters in our initial public offering have agreed to forfeit any rights to or claims against the portion of the trust account attributable to the contingent underwriting discount in the event we do not timely complete a business combination and dissolve and distribute the funds held in the trust account upon our liquidation. There will be no distribution from the trust account with respect to our warrants, which will expire without value in the event of our liquidation.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If a corporation, following its dissolution, complies with the statutory procedures set forth in Section 280 of the DGCL, intended to ensure that the corporation makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. The procedures in Section 280 of the DGCL include a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions may be made to stockholders. However, it is our intention to seek approval of our stockholders to make liquidating distributions to our public stockholders as soon as reasonably practicable following our dissolution in accordance with Section 281(b) of the DGCL. Therefore, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.
In addition, the proceeds deposited in the trust account could become subject to the claims of our creditors and we could be required to pay creditors prior to making any distributions to the holders of shares of our common stock that were issued in the initial public offering. We have prepaid certain of our material legal, printing, accounting, administrative and financial advisory fees and intend to prepay or to obtain waiver agreements from vendors and service providers we may engage in the future for any material amounts. Any such waiver agreements will provide that the applicable vendor or service provider waives any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of us and the holders of shares of our common stock that were issued in the initial public offering. If any potential vendor or service provider objects to being prepaid or refuses to enter into a waiver agreement, we will consider whether there is a suitable alternative provider, the expected aggregate contract amount and our assessment of the potential risk to the trust account before engaging such person. However, because we are a blank check company, rather than an operating company, and our operations are limited to consummation of the TransCommunity and BOE Mergers, the only likely claims to arise would be from our vendors or service providers (such as accountants, lawyers or investment bankers) or potential target businesses. In addition, TransCommunity and BOE have each agreed as part of the respective merger agreements that neither will pursue any claim or enforce any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of these efforts coupled with Messrs. Simanson’s and Zalman’s agreement to be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of any vendor or service provider, management believes the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. However, there can be no guarantee that persons will not seek recourse against the trust account. Accordingly, we cannot assure you that the actual per share liquidation price will not be less than $7.72 per share as of March 25, 2008, due to claims of creditors.
Competition
If we succeed in effecting the TransCommunity Merger and the subsequent BOE Merger, there will be, in all likelihood, intense competition from competitors in the commercial banking industry and other financial service businesses. We cannot assure you that, subsequent to our proposed mergers, if consumamted, we will have the resources or ability to compete effectively.
Employees
Our officers and directors are not obligated to contribute any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. Our executive officers are also involved with business ventures other than us. The amount of time they devote in any time period has varied based on the availability of suitable target businesses to investigate although Mr. Simanson devotes the majority of his professional time to our business. We do not currently have and do not intend to have any full time employees prior to the consummation of the merger with TransCommunity.
Periodic Reporting and Financial Information
We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have reporting obligations, including the requirement that we file annual and quarterly reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
ITEM 1A. RISK FACTORS
Not applicable.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.
ITEM 2. PROPERTIES
We maintain our executive offices at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066. The cost for this space is included in the $7,500 per month fee Community Bankers Acquisition, LLC charges us for general and administrative services pursuant to a letter agreement between us and Community Bankers Acquisition, LLC. The $7,500 per month fee will no longer be payable following consummation of the TransCommunity Merger. We believe, based on rents and fees for similar services in the Great Falls, Virginia metropolitan area, that the fee charged by Community Bankers Acquisition, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current activities.

ITEM 3. LEGAL PROCEEDINGS
To the knowledge of management there is no litigation pending or contemplated against us or any of our officers or directors in their capacity as such.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to our stockholders during the quarter ended December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our units, common stock and warrants trade on the American Stock Exchange under the symbols “BTC.U.,” “BTC” and, “BTC.WS,” respectively.
The following table sets forth, for the quarters indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange since our units commenced public trading on June 6, 2006 and since such common stock and warrants commenced public trading on September 5, 2006.

	Common Stock				Warrants				Units
	High		Low		High		Low		High	Low
Quarter ended 6/30/2006	$	N/A	$	N/A	$	N/A	$	N/A	$7.90	$7.80
Quarter ended 9/30/2006		$7.20		$7.00		$0.70		$0.51	$7.88	$7.50
Quarter ended 12/30/2006		$7.23		$7.00		$0.63		$0.37	$7.80	$7.35

Quarter ended 3/31/2007		$7.50		$7.10		$0.63		$0.45	$7.85	$7.55
Quarter ended 6/30/2007		$7.44		$7.23		$0.81		$0.50	$8.14	$7.69
Quarter ended 9/30/2007		$7.46		$7.31		$0.82		$0.45	$8.20	$7.75
Quarter ended 12/31/2007		$7.45		$7.36		$0.58		$0.26	$7.90	$7.56
On March 25, 2008 the closing prices of the common stock, warrants and units were $7.49, $0.08 and $7.45, respectively.
Holders of Record
As of March 25, 2008, there were one holder of record of our units, ten holders of record of our common stock and two holders of record of our warrants, not including beneficial holders of our securities held in street name.
Dividends
We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors and subject to restrictions under applicable banking laws and regulations. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends prior to the proposed TransCommunity Merger. Upon completion of the TransCommunity and BOE Mergers, we expect to pay regular dividends to our stockholders. Subject to board and regulatory approvals, we expect to pay quarterly cash dividends in an amount not less than the quotient obtained by dividing $0.22 by the BOE exchange ratio (5.7278, subject to adjustment), for the foreseeable future.
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
The securities sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (File No. 333-124240). The SEC declared the registration statement effective on June 5, 2006. I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc. acted as the representatives of the underwriters. Of the gross proceeds from the offering, (i) we deposited $56,450,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which amount included $2,100,000 of contingent underwriting discount; (ii) the underwriters received $1,800,000 as underwriting discount and $600,000 as non-accountable expenses; and (iii) we used an estimated $550,000 for offering expenses. The remaining proceeds of $600,000 together with $1,129,000 of interest earned on funds held in trust which were released to us have been used for working capital purposes in connection with acquisition and consummation of a business combination, such as due diligence, legal, and general and administrative expenses including payment of $180,000 to Community Bankers Acquisition, LLC, an affiliate of our president and chief executive officer, for administrative services. The sum of $40,000 in offering expenses was advanced to us by Community Bankers Acquisition, LLC and was repaid following consummation of the offering. Upon consummation of the TransCommunity Merger, we will pay the contingent underwriting discount held in the trust account to the representatives of the underwriters.
In connection with our initial public offering, we sold to I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc., or their designees for $100, options to purchase up to a total of 525,000 units. The units issuable upon exercise of this option are identical to those sold in our offering except that the warrants included in the units have an exercise price of $7.50. These options are exercisable at $10.00 per unit commencing on the consummation of a business combination and expiring on June 4, 2011. The purchase option and the securities issuable upon exercise of such option were included in our registration statement on Form S-1 described above.
Purchases of Equity Securities by the Issuer
None.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.
General
We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. We consummated our initial public offering on June 8, 2006. We have neither engaged in any operations nor generated any revenues, other than interest income, nor incurred any debt or expenses during the period ended December 31, 2007, other than in connection with our initial public offering, meeting our regulatory reporting requirements including certain legal, accounting and other expenses related to selection of and consummation of an initial business combination. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for our initial business combination as well as a subsequent business combination.

We are currently in the process of obtaining regulatory approvals relating to the TransCommunity Merger and the BOE Merger. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate the TransCommunity Merger. We intend to utilize our capital stock in effecting the TransCommunity Merger as well as the BOE Merger. If we are unable to consummate the TransCommunity Merger by June 7, 2008, we will be required to dissolve and liquidate.
On October 29, 2007, our board of directors resolved that our fiscal year that began on April 1, 2007 would end on December 31, 2007, and from and after that date, our fiscal year would be the period beginning January 1 of each year and ending on December 31. As a result, this Form 10-K is a transition report, and includes financial information for the nine-month transition period April 1, 2007 through December 31, 2007, which we refer to as “fiscal 2007” or “fiscal year 2007.” All references to years prior to fiscal 2007, unless otherwise noted, refer to our historical fiscal year, which ended on March 31. For example, a reference to “fiscal 2006” or “fiscal year 2006” means the 12-month period ended March 31, 2006.
Results of Operations for the Transition Year April 1, 2007 through December 31, 2007
For the transition period April 1, 2007 through December 31, 2007, operating costs of $263,000 consisted primarily of $54,000 in legal and professional fees, $67,500 for office and administrative services, $73,000 for amortization of prepaid insurance and $50,500 in travel and due diligence expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $1,944,000. This resulted in net income for the year ended December 31, 2007 of $1,105,000.
Results of Operations for the Year Ended March 31, 2007
For the year ended March 31, 2007, operating costs of $338,700 consisted primarily of $117,000 in legal and professional fees, $75,000 for office and administrative services, $87,500 for amortization of prepaid insurance and $7,700 in travel expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $2,268,800. This resulted in net income for the year ended March 31, 2007 of $1,124,100.
Results of Operations for the Period April 6, 2005 (inception) to December 31, 2007
For the period April 6, 2005 (inception) to December 31, 2007, operating costs of $601,800 consisted primarily of $171,000 in legal and professional fees, $142,500 for office and administrative services, $160,000 for amortization of prepaid insurance and $58,000 in travel and due diligence expenses. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion amounted to $3,611,000. This resulted in net income during the period of $2,229,000.
Liquidity and Capital Resources
The net proceeds of our initial public offering, after deducting the underwriters’ discount and offering expenses, was $54,950,000. Of these net proceeds, $54,350,000 has been placed in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee, and invested in United States government securities together with an additional $2,100,000 of deferred underwriting compensation. The funds held in the trust account, other than the deferred underwriting compensation, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Interest earned on the trust account, net of taxes, will be retained in the trust account for distribution to public stockholders under certain circumstances except that up to $1,129,000, net of taxes, has been released to us periodically to fund our working capital requirements. Upon the consummation of the TransCommunity Merger, we will pay the deferred underwriting compensation to the underwriters, less $0.28 per share for each share converted in connection with the TransCommunity Merger, out of the proceeds of our initial public offering held in trust. The remaining funds currently held in the trust account, less any amounts paid to our stockholders who exercise their conversion rights, will be released to us. We intend to pay any additional expenses of the TransCommunity Merger and BOE Merger and hold the remaining funds as capital at the holding company level pending use for general corporate and strategic purposes. Such purposes may include increasing the capital of TransCommunity Bank or Bank of Essex, future mergers and acquisitions, branch construction, asset purchases, payments of dividends, repurchases of shares of our common stock and general corporate purposes. Until such capital is fully leveraged or deployed, we may not be able to successfully deploy such capital and our return on equity could be negatively impacted.

As of December 31, 2007, we had cash not held in trust of $162,154, and an aggregate of $1,600,000 of interest earned on the trust funds was released to us from the trust account for the payment of taxes and working capital. We have used the funds not held in trust together with interest released to us from the trust account for identifying, evaluating and selecting prospective acquisition candidates, performing business due diligence on prospective target businesses, and legal, accounting and other related expenses attendant to structuring, negotiating and consummating our two proposed mergers. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
We are obligated, until the closing of the TransCommunity Merger, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers, a monthly fee of $7,500 for office space and general and administrative services. An aggregate of $180,000 has been paid as of December 31, 2007.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering or debt or equity securities if it is required to consummate the TransCommunity and BOE Mergers. We would only consummate such a fundraising simultaneously with the consummation of a business combination.
If we are unable to obtain the required regulatory approvals and consummate the TransCommunity Merger by June 7, 2008, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per share liquidation value of $7.72 as of March 25, 2008. Additionally, if third parties make claims against us, the funds held in the trust account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of our initial business combination.
Off Balance Sheet Arrangements
As of December 31, 2007, we did not have any off balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is primarily limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2007 and March 31, 2007	F-3

Statements of Income for the nine months ended December 31, 2007, the year ended March 31, 2007, and the period from April 6, 2005 (inception) to December 31, 2007	F-4

Statements of Stockholders’ Equity for the nine months ended December 31, 2007, the year ended March 31, 2007, and the period from April 6, 2005 (inception) to December 31, 2007	F-5

Statements of Cash Flows for the nine months ended December 31, 2007, the year ended March 31, 2007, and the period from April 6, 2005 (inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Community Bankers Acquisition Corp.
We have audited the accompanying balance sheets of Community Bankers Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and March 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the nine months ended December 31, 2007, the year ended March 31, 2007 and the period from April 6, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Acquisition Corp. as of December 31, 2007 and March 31, 2007 and the results of its operations and its cash flows for the nine months ended December 31, 2007, the year ended March 31, 2007 and the period from April 6, 2005 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Miller Ellin & Company, LLP
New York, NY
March 26, 2008

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEETS

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$162,154	$676,183
Cash and United States Treasury securities held in trust fund	58,452,512	58,118,729
Prepaid expenses	178,799	17,500
Deferred acquisition costs	647,487	—

Total current assets	59,440,952	58,812,412

Total Assets	$59,440,952	$58,812,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$338,690	$806,000
Deferred payment to underwriter	2,100,000	2,100,000
Accounts payable and accrued expenses	—	9,185

Total Current Liabilities	2,438,690	2,915,185

Common stock, subject to conversion, 1,499,999 shares at conversion value	11,690,502	11,617,934

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares; Issued and outstanding, 9,375,000 shares in 2007 and 9,375,000 in 2006 (which includes 1,499,999 shares subject to conversion)	93,750	93,750
Additional paid-in capital	42,988,876	43,061,444
Earnings accumulated during the development stage	2,229,134	1,124,099

Total Stockholders’ Equity	45,311,760	44,279,293

Total Liabilities and Stockholders’ Equity	$59,440,952	$58,812,412

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF INCOME

			Cumulative Period
			from
			April 6, 2005
	Nine Months Ended	Year Ended	(inception) to
	December 31, 2007	March 31, 2007	December 31, 2007
Other income:
Interest on cash and short-term investments held in trust	$1,944,395	$2,268,760	$4,213,155

Operating costs	263,142	338,661	601,803

Income before taxes	1,681,253	1,930,099	3,611,352

Provision for income taxes	576,218	806,000	1,382,218

Net income	$1,105,035	$1,124,099	$2,229,134

Weighted average shares outstanding
Basic	9,375,000	7,997,740	6,140,625
Diluted	11,807,432	10,256,708	8,573,057
Net income per share-basic	$0.12	$0.14	$0.36

Net income per share-diluted	$0.09	$0.11	$0.26

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at March 31, 2006	1,875,000	$18,750	$28,125	$—	$46,875

Sale of 7,500,000 units, net of underwriters’ discount and offering expenses (includes 1,499,999 shares subject to possible conversion)	7,500,000	75,000	54,651,153	—	54,726,153

Proceeds subject to possible redemption of 1,499,999 shares, up to 20% of public shares are subject to redemption	—	—	(11,617,934)	—	(11,617,934)

Proceeds from issuance of option	—	—	100	—	100

Net income	—	—	—	1,124,099	1,124,099

Balance at March 31, 2007	9,375,000	93,750	43,061,444	1,124,099	44,279,293

Change in proceeds subject to possible conversion	—	—	(72,568)	—	(72,568)

Net income	—	—	—	1,105,035	1,105,035

Balance at December 31, 2007	9,375,000	$93,750	$42,988,876	$2,229,134	$45,311,760

See accompanying notes to financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS

			Period
			from
			April 6, 2005
	Nine months ended	Year Ended	(inception) to
	December 31, 2007	March 31, 2007	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,105,035	$1,124,099	$2,229,134
(Increase) decrease in prepaid expenses	(161,299)	(17,500)	(178,799)
(Increase) decrease in deferred acquisition costs	(647,487)	—	(647,487)
Increase (decrease) in accounts payable	(9,185)	(360,897)
Increase (decrease) in income taxes payable	(467,310)	806,000	338,690

Net Cash Provided by (Used in) Operating Activities	(180,246)	1,551,702	1,741,538

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in cash and securities held in trust fund	(333,783)	(58,118,729)	(58,452,512)

Net Cash Used in Investing Activities	(333,783)	(58,118,729)	(58,452,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	46,875
Gross proceeds from initial public offering	—	60,000,000	60,000,000
Proceeds from note payable to stockholder	—	20,000	40,000
Payment of note payable to stockholder	—	(40,000)	(40,000)
Proceeds from issuance of underwriters purchase option	—	100	100
Payment of public offering costs	—	(2,739,250)	(3,173,847)

Net Cash Provided by (Used in) Financing Activities	—	57,240,850	56,873,128

NET INCREASE (Decrease) IN CASH	(514,029)	673,823	162,154

CASH AT BEGINNING OF PERIOD	676,183	2,360	—

CASH AT END OF PERIOD	$162,154	$676,183	$162,154

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$—	$2,100,000	$2,100,000

See accompanying notes to financial statements.

1. ORGANIZATION, BUSINESS OPERATIONS
The Corporation was incorporated in Delaware on April 6, 2005 as a blank check company whose objective is to merge with or acquire an operating commercial bank or bank holding company. The Corporation has neither engaged in any operations nor generated revenue to date other than interest income. The registration statement for the Corporation’s initial public offering (“Offering”) was declared effective June 5, 2006. The Corporation consummated the Offering on June 8, 2006 and received net proceeds of $54,950,000 which is discussed in Note 3. The Corporation’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds are intended to be generally applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business whose objective is to operate a commercial bank or bank holding company (“Business Combination”). There is no assurance that the Corporation will be able to successfully effect a Business Combination. Upon the closing of the Offering, $56,450,000 of the proceeds, including $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the initial Business Combination, are being held in a trust account (“Trust Account”) and invested in U.S. government securities or other high-quality, short term interest-bearing investments, until the earlier of (i) the consummation of the Corporation’s first Business Combination or (ii) distribution of the Trust Account as described below; provided, however, that up to $1,129,000 of interest income, net of taxes payable on interest earned on the Trust Account, may be released to the Corporation periodically to cover its operating expenses. Interest released to the Corporation to cover its operating expenses and the proceeds of the Offering that were not deposited in the Trust Account will be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses. The Corporation, after signing a definitive agreement for the Business Combination, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, both vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Corporation’s stockholders prior to the Offering, including all of the officers and directors of the Corporation (“Initial Stockholders”), have agreed to vote all of their founding shares of common stock either for or against the Business Combination as determined by the majority of the votes cast by the holders of the common stock who purchase shares sold in the Offering (“Public Stockholders”) with respect to a Business Combination. After consummation of the Corporation’s first Business Combination, these voting safeguards no longer apply.
With respect to the first Business Combination which is approved and consummated, any Public Stockholder, other than the Corporation’s Initial Stockholders, who vote against the Business Combination may demand that the Corporation redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 20% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $11,690,502 has been classified as common stock subject to possible conversion at December 31, 2007.
The Corporation’s Certificate of Incorporation provides that in the event that the Corporation does not consummate a Business Combination by the latter of (i) 18 months after the consummation of the Offering or (ii) 24 months after the consummation of the Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete the Business Combination was executed but was not consummated within such 18-month period (such later date being referred to as the “Termination Date”), the board of directors will adopt a resolution, within 15 days thereafter, finding the Corporation’s dissolution advisable and provide notice as promptly thereafter as practicable to stockholders in connection with our dissolution in accordance with Section 275 of the Delaware General Corporation Law. In the event that the Corporation is so dissolved, the Corporation shall promptly adopt and implement a plan of distribution which provides that only holders of shares sold in the Offering shall be entitled to receive liquidating distributions and the Corporation shall pay no liquidating distributions with respect to any other shares of capital stock of the Corporation. In the event of liquidation, it is likely that the per share value of residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Redeemable Warrants contained in the Units sold in the Offering as described in Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements include the accounts of the Corporation. As of December 31, 2007, the Corporation had not engaged in any business operations. All activity through December 31, 2007, is related to the Corporation’s formation, the Offering and the pursuit of its objective of acquiring a bank.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Corporation to credit risk consist of cash and cash equivalents. The Corporation’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions or in short-term money market funds that provide minimal exposure to interest rate and credit risk.
Income Taxes
The Corporation’s policy is to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between amounts recognized in the Corporation’s financial statements and its tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect of significant tax positions for which it is more likely than not that the Corporation will not prevail are recognized liabilities or reductions of deferred tax assets. Valuation allowances are recognized if it is more likely than not that the future tax benefits of deferred tax assets will not be realized. Assessments, if any, for tax related interest are classified as interest expense and tax penalties are classified as general and administrative expenses.
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

3. INITIAL PUBLIC OFFERING
On June 8, 2006, the Corporation sold 7,500,000 units (“Units”) in the Offering. Each Unit consists of one share of the Corporation’s common stock, $0.01 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase one share of common stock from the Corporation at an exercise price of $5.00 commencing on the completion of a Business Combination and expiring five years from the date of the Offering. The Warrants will be redeemable by the Corporation at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given.
In addition, the Corporation sold an option to purchase an aggregate of up to 525,000 units for $100, to I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc. or their designees, the representatives of the underwriters (the “Underwriters”). The units issuable upon exercise of this option are identical to those offered in the Initial Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of common stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination or one year from the date of the Offering. This option expires June 4, 2011. In lieu of the payment of the exercise price, this option may be converted into units on a net-share settlement or cashless exercise basis to the extent that the market value of the units at the time of conversion exceeds the exercise price of this option. This option may only be exercised or converted by the option holder and cannot be redeemed by the Corporation for cash.
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
Because the Corporation does not have a trading history, the Corporation estimated the potential volatility of its common stock price using the average volatility of ten publicly-traded banking institutions with market capitalizations ranging from $64 million to $288 million with an average of $149 million. The Corporation believes that the average volatility of these representative institutions is a reasonable benchmark to use in estimating the expected volatility of its common stock after consummation of a Business Combination, because these sample institutions are operating banks or bank holding companies that are similar in size to target business acquisitions. The volatility calculation of 32.371% was derived using the composite volatility of representative banks. This calculation used the daily closing prices for the five year period ended April 30, 2006. Using a higher volatility would have the effect of increasing the implied value of this option.
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
5. RELATED PARTY TRANSACTIONS
The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. Payments made under this agreement totaled $67,320 for the nine months ended December 31, 2007 and $75,000 for the year ended March 31, 2007.
6. CAPITAL STOCK
Common Stock
The Corporation is authorized to issue 50,000,000 shares of common stock. Stockholders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Stockholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock, except that Public Stockholders have the right to have their shares of common stock converted to cash equal to their pro rata share of the trust fund if they both elect such conversion within the prescribed time period and they subsequently vote against a Business Combination that is ultimately approved and completed. Assuming that such a Business Combination is not timely completed and the Corporation’s dissolution is approved by the stockholders in accordance with Delaware law, Public Stockholders will be entitled to receive their proportionate share of the Trust Fund (including any interest not released to us, net of taxes, and the deferred underwriting discount). In addition, Public Stockholders will be entitled to receive a pro rata portion of our remaining assets not held in trust, less amounts we pay, or reserve to pay, for all of our liabilities and obligations.
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
7. INCOME TAXES
There is no difference between the effective tax rate reflected by the provision for income taxes and the amounts calculated using statutory tax rates. The components of the provision for income tax are as follows:

			For the Period
	For the Nine		from April 6,
	Months ended	Year ended	2005 (inception)
	December 31,	March 31,	to December 31,
	2007	2007	2007
Federal
Current	$571,690	$690,000	$1,261,690
Deferred	—	—	—

	571,690	690,000	1,261,690

State
Current	4,528	116,000	120,528
Deferred	—	—	—

	4,528	116,000	120,528

	$576,218	$806,000	$1,382,218

There were no deferred tax assets, liabilities or uncertain tax positions at December 31, 2007 and March 31, 2007.
8. PER SHARE INFORMATION
Basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and warrants then outstanding. The presentation of both Basic EPS and Diluted EPS on the face of the Corporation’s Statements of Income is required.
The following table sets forth the computation of basic and diluted per share information:

			For the period
			from April 6,
	Nine months	Twelve months	2005
	ended	ended	(inception) to
	December 31,	March 31,	December 31,
	2007	2007	2007
Numerator:
Net Income	$1,105,034	$1,124,099	$2,229,134

Denominator:
Weighted-average common shares outstanding	9,375,000	7,997,740	6,140,625
Dilutive effect of warrants	2,432,432	2,278,968	2,432,432

Weighted-average common shares outstanding, assuming dilution	11,807,432	10,256,708	8,575,057

Net Income Per Share:
Basic	$0.12	$0.14	$0.36

Diluted	$0.09	$0.11	$0.26

10. PROPOSED BUSINESS COMBINATIONS
TransCommunity Merger
On September 5, 2007, the Corporation entered into an Agreement and Plan of Merger (the “TFC Merger Agreement”) with TransCommunity Financial Corporation (“TFC”). The TFC Merger Agreement sets forth the terms and conditions of the Corporation’s acquisition of TFC through the merger of TFC with and into the Corporation (the “TFC Merger”). TransCommunity Bank, N.A., a wholly owned subsidiary of TFC, will become a wholly owned subsidiary of the surviving company in the TFC Merger.
Under the terms of the TFC Merger Agreement, the Corporation will issue to the shareholders of TFC, for each share of TFC’s common stock that they own, 1.4200 shares of the Corporation’s common stock (the “Exchange Ratio”), subject to adjustment as described below. If the daily average closing price for the Corporation’s common stock for the 20 consecutive full days of trading in such stock ending five days before the closing date is less than $7.42, the Corporation will increase the Exchange Ratio to the quotient obtained by dividing $10.5364 by such daily average closing price.
In addition, at the effective time of the TFC Merger, each outstanding option to purchase shares of TFC’s common stock under any of TFC’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Corporation’s common stock equal to the number of shares of common stock underlying the option multiplied by the Exchange Ratio. The exercise price of each option will be adjusted accordingly.
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
BOE Merger
On December 14, 2007 the Corporation announced that it had entered into an Agreement and Plan of Merger dated as of December 13, 2007, ( the “BOE Merger Agreement”) with BOE Financial Services of Virginia, Inc. (“BOE”). The BOE Merger Agreement sets forth the terms and conditions of the Corporation’s acquisition of BOE through the merger of BOE with and into the Corporation (the “BOE Merger”). Bank of Essex, a Virginia state bank and a wholly owned subsidiary of BOE (the “Bank”) will become a wholly owned subsidiary of the surviving corporation in the BOE Merger.
Under the terms of the BOE Merger Agreement, the Corporation will issue to the stockholders of BOE, for each share of BOE’s common stock that they own, 5.7278 shares of the Corporation’s common stock (the “Exchange Ratio”), subject to adjustment. If the daily average closing price for the Corporation’s common stock for the 20 consecutive full days of trading in such stock ending five days before the closing date is less than $7.42, we will increase the Exchange Ratio to the quotient obtained by dividing $42.50 by such daily average closing price.
In addition, at the effective time of the BOE Merger, each outstanding option to purchase shares of BOE’s common stock under any of BOE’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Corporation’s common stock equal to the number of shares of common stock underlying the option multiplied by the Exchange Ratio. The exercise price of each option will be adjusted accordingly.
Consummation of the BOE Merger is subject to the consummation of the TFC Merger and a number of customary conditions including the approval of the BOE Merger by the stockholders of BOE and by the Corporation’s stockholders and the receipt of all required regulatory approvals. The BOE Merger is expected to be completed in the second quarter of 2008. Pursuant to the BOE Merger Agreement either party may terminate the BOE Merger Agreement in the event the BOE Merger Agreement is not consummated by June 30, 2008.

11. COMMITMENTS
On September 5, 2007, the Corporation entered into an agreement with Keefe, Bruyette & Woods, Inc. (“KBW”) to provide financial advisory and investment banking services to the Corporation in connection with the proposed Merger with TransCommunity Financial Corporation discussed in Note 10. The Corporation paid $125,000 upon execution of the agreement and, in the event that the business combination with TFC is consummated, it will pay a cash fee to KBW at closing of $375,000.
On December 5, 2007, the Corporation entered into an agreement with KBW to provide financial advisory and investment banking services to the Corporation in connection with the proposed Merger with BOE Financial Services of Virginia, Inc., discussed in Note 10. The Corporation paid $125,000 upon execution of the agreement and, in the event that the business combination with BOE is consummated, it will pay a cash fee to KBW at closing of $375,000.
In addition, the Corporation agreed to pay to I-Bankers Securities, Inc. serving as the underwriting syndicate’s representative, $2,100,000 attributable to the underwriters’ discount which the representatives of the underwriters have agreed to defer until the consummation of the initial Business Combination. Until a Business Combination is completed, these funds are held in the Trust Account. If the Corporation does not complete a Business Combination, then the 2% deferred discount will become part of the funds returned to the Corporation’s Public Stockholders from the trust account upon its liquidation as part of any plan of dissolution and distribution approved by the Corporation’s stockholders.
12. SUBSEQUENT EVENT
Pursuant to an amendment dated March 20, 2008 to its engagement agreement dated September 5, 2007 with the Corporation, Keefe, Bruyette & Woods, Inc. has agreed to assist the Corporation in organizing meetings with third parties not currently stockholders in the Corporation to discuss the TFC Merger. For its assistance in organizing such meetings, the Corporation has agreed to pay Keefe, Bruyette & Woods a fee of $750,000 contingent upon consummation of the merger. Such fee is in addition to the other cash fees due to Keefe, Bruyette & Woods, Inc. at the time of and contingent upon closing of the TFC Merger and the BOE Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As reported on a Current Report on Form 8-K filed on May 18, 2007, we advised Yount, Hyde & Barbour, P.C. on May 15, 2007, that the Audit Committee of our board of directors had determined to engage Miller, Ellin & Company LLP on that date as our independent registered public accounting firm to audit our financial statements as of and for the fiscal year ended March 31, 2007, and to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2008. As reported on a Current Report on Form 8-K filed November 2, 2007, on October 29, 2007, our board of directors acted in accordance with our bylaws to change our fiscal year to end on December 31, commencing with the fiscal year ending December 31, 2007. The reports of Yount, Hyde & Barbour, P.C. on our consolidated financial statements as of and for the fiscal year ended March 31, 2006, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the period from inception through the fiscal year ended March 31, 2006, and through May 15, 2007, there were no (1) disagreements with Yount, Hyde & Barbour, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Yount, Hyde & Barbour’s satisfaction, would have caused Yount, Hyde & Barbour to make reference thereto in its report on the financial statements for such years, or (2) reportable events described under Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (“the Certifying Officer”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a – 15(e) and 15d –15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officer has concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting
Further, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our chief executive officer (“CEO”) and chief financial officer (“CFO”), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.
Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon the framework in Internal Control  _____  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2007.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our current directors and executive officers are as follows:

Name	Age	Position

Eugene S. Putnam, Jr.	48	Chairman of the Board of Directors

Gary A. Simanson	47	President, Chief Executive and Financial Officer, Secretary and Director

Keith Walz	40	Director

Chris A. Bagley	46	Director
EUGENE S. PUTNAM, JR. has served as Chairman of the Board of the Company since June 2005. Mr. Putnam has over twenty years of experience in the financial services industry. Mr. Putnam began his financial services career in Los Angeles in 1986 as an operations and corporate cash manager with First Interstate Bank of California. In 1988, Mr. Putnam joined Crestar Financial Corporation ($26 billion in assets) in Richmond, Virginia. At Crestar, Mr. Putnam was a Senior Vice President, serving in various capacities with responsibility for corporate finance, treasury, mergers and acquisition financing, capital planning, balance sheet management and investor relations. In 1998 SunTrust Banks Inc. ($103 billion in assets) acquired Crestar and Mr. Putnam joined SunTrust in Atlanta as Senior Vice President and Director of Investor Relations and Corporate Communications. In 2001 Mr. Putnam was recruited to Houston and joined Sterling Bancshares Inc. ($3.5 billion in assets) as Executive Vice President and Chief Financial Officer where he served until 2003. From August 2003 until June 2005 he served as President of Coastal Securities LP, a registered broker-dealer. From June 2005 until June 2007 he served as Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation, formerly one of the largest mortgage production franchises in the U.S., which filed for bankruptcy protection in August 2007. Since January 2008 he has served as Interim Chief Financial Officer for Universal Technical Institute, Inc., a post-secondary education provider, through Resources Global Professionals. Mr. Putnam graduated from UCLA with a Bachelor of Science degree in economics and earned a MBA with a concentration in finance from The University of North Carolina at Chapel Hill.
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

KEITH WALZ has been a Director of the Company since April 2005. Mr. Walz is Managing Partner at Kinsale Capital Partners, a leveraged buy-out private equity investment firm, which he co-founded in January 2006. From March 1996 to January 2006, Mr. Walz served as President of ABN AMRO Capital (USA), a small business investment company (SBIC) subsidiary of the ABN AMRO Bank N.V. (NYSE:ABN) group of companies, an international banking group with 3,000 banks in 60 countries. During his tenure with the firm, Mr. Walz also served as a Managing Director in ABN AMRO’s Global Private Equity division, a private equity firm with over $2 billion in invested capital. As a Senior Partner with the firm, Mr. Walz participated in the sourcing, evaluation, and monitoring of over 35 investments, representing $200 million of capital invested. Mr. Walz specializes in Enterprise Software and Network Infrastructure investments and has served on the Boards of Directors of over a dozen companies in which ABN AMRO has invested. He has also held operating roles with ABN AMRO portfolio companies, including Chairman and CEO of Worldweb.net, a provider of content management solutions for enterprise web sites. Prior to joining ABN AMRO Capital, Mr. Walz was a Vice President from 1991 to 1996 in ABN AMRO’s Investment Banking division, responsible for financial reporting, analysis, and systems. From 1989 to 1991 he served as a finance associate with Tyson Foods, Inc., a processor and distributor of chicken, pork and other food products, where he focused on enhancing enterprise business processes and systems through the use of client/server computing technologies. He received a Masters of Business Administration from DePaul University and a Bachelor of Science degree in finance from the University of Arkansas.
CHRIS A. BAGLEY has been a director of Community Bankers since October 2007. Mr. Bagley has been chief credit officer with Prosperity Bank since 2001. From 1997 to 2001, Mr. Bagley served as banking center president at Prosperity Bank. Prosperity Bank is a bank subsidiary of Prosperity Bancshares, Inc. (Nasdaq: PRSP) a $6 billion in asset bank holding company headquartered in Houston, Texas, which operates 105 banking centers in Texas under a community banking philosophy. Mr. Bagley received a Bachelor of Business Administration in finance from Stephen F. Austin State University and a Masters of Business Administration in finance from the University of Houston.
In addition, Stewart J. Paperin served as a director from April 2005 through March 18, 2008.
Special Advisor
We also may consult, from time to time, with certain individuals who have experience in the financial and/or banking sectors, who we call our special advisors, each of whom may also be a stockholder of the Company, who may assist us in our search for, and evaluation of, our target business and other matters relating to our operations. However, no compensation of any kind, including finder’s and consulting fees, other than reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, will be paid to any of our existing stockholders, including our special advisors, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination. Our special advisor is as follows:
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
Based solely upon a review of Forms 3 and Forms 4 furnished to us during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2007.
Board of Directors
The board of directors oversees the business affairs of the Company and monitors the performance of management. Pursuant to our Bylaws, the board of directors has established that the board of directors shall consist of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Walz and Mr. Bagley, will expire at our first annual meeting of stockholders following completion of the initial public offering. The term of office of the second class of directors, consisting of Mr. Paperin until his resignation on March 18, 2008, will expire at the second annual meeting following completion of the initial public offering. The term of office of the third class of directors, consisting of Mr. Simanson and Mr. Putnam, will expire at the third annual meeting following completion of the initial public offering.
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
Committees of the Board of Directors
Our board of directors has an audit committee, a nominating committee and compensation committee, each consisting of Eugene S. Putnam, Jr. and Keith Walz. Stewart J. Paperin was also a member of the audit committee, nominating committee and compensation committee until his resignation on March 18, 2008. The Board intends to appoint Chris A. Bagley to each of such committees effective April 1, 2008.
Audit Committee
The directors we appointed to our audit committee are independent as defined by the rules of the American Stock Exchange and the rules and regulations of the SEC. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, one of whom, Keith Walz, qualifies as an “audit committee financial expert,” as such term is defined by SEC rules.
The audit committee, in accordance with its charter, reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents. The audit committee also monitors compliance on a quarterly basis with the terms of our initial public offering. If any noncompliance is identified, then the audit committee is charged with the responsibility to take immediately all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering. The audit committee held two meetings during fiscal 2007.

Nominating Committee
Our board has also established a nominating committee and has adopted a charter for this committee. The nominating committee is responsible for making recommendations to the board regarding the membership of our board, including; (i) recommending to the board the slate of director nominees for election at the annual meeting of shareholders; (ii) considering, recommending and recruiting candidates to fill any vacancies or new positions on the board, including candidates that may be recommended by shareholders; (iii) establishing criteria for selecting new directors; and (iv) reviewing the backgrounds and qualifications of possible candidates for director positions. The nominating committee held one meeting during fiscal 2007.
The nominating committee will evaluate a candidate proposed by any single shareholder or group of shareholders that beneficially owned more than 5% of our common stock for at least one year (and will hold the required number of shares through the meeting of shareholders at which the election will occur) and that satisfies the notice, information and consent procedures set forth below.
Community Bankers’ bylaws require that all nominations for persons to be elected as a director, other than those made by the board of directors, be made pursuant to written notice to Community Bankers’ Secretary. The notice must be received not less than 60 nor more than 90 days prior to the meeting at which the election will take place (or not later than 10 days after notice or public disclosure of such meeting date if such disclosure occurs less than 70 days prior to the date of such meeting). The notice must set forth:
•	as to each person whom the stockholder proposes to nominate for election or reelection as director:
•	the name, age, business address and residence address of the person;

•	the principal occupation or employment of the person;

•	the class and number of shares of capital stock of the Corporation which are beneficially owned by the person; and

•
any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to the Rules and Regulations of the SEC under Section 14 of the Exchange Act; and

•	as to the stockholder giving the notice:
•	the name and record address of the stockholder; and

•	the class and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder.
No material changes have been made to the procedures by which stockholders may recommend nominees to Community Bankers’ board of directors.
Compensation Committee
Our board has also established a compensation committee in order to comply with the American Stock Exchange corporate governance listing requirements. The compensation committee does not currently have a charter, as management will receive no compensation until completion of a business combination. Consequently, the compensation committee held no meetings in fiscal 2007.

Code of Conduct and Ethics
The Company has adopted a Code of Conduct and Ethics that applies to all employees as well as its principal executive, financial and accounting officers.
Communicating with the Board
Our board of directors has established a policy regarding shareholder communications. Communications from security holders should be in the form of written correspondence, and should be sent via registered mail or overnight delivery service to the Company’s corporate office, care of the Corporate Secretary. The correspondence shall include supporting documentation evidencing the security holder’s security holdings in our company. The board will not respond to or act upon any security holder correspondence that pertains to the solicitation of services or products (for use by us or our board) conducted by or obtained from the security holder or any entity with which the security holder has an affiliation. Security holders should follow the rules adopted under the Exchange Act and the procedures disclosed within our bylaws and proxy statement to submit shareholder proposals intended for inclusion in our proxy statement for the next annual meeting of shareholders and should follow the procedures described within our proxy statement or other Exchange Act filings to submit board of director nominations. See the procedure for shareholder nominations set forth above.
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

•
Some of our officers and directors may be deemed to have interests in the mergers in addition to their interests as stockholders generally. These interests include, among others, proposed employee benefits for those who become our employees, proposed employment agreements with one of our executive officers, and the continuation of two of our directors as directors of the surviving entity after the two proposed mergers.

•
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
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.
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
In connection with the vote required for the TransCommunity Merger, all of our existing stockholders, including all of our officers and directors, have agreed to vote all of their respective shares of common stock acquired by them prior to our initial public offering (i) either for or against the TransCommunity Merger as determined by the majority of the votes cast by the holders of the shares of our common stock sold in our initial public offering and (ii) in the event we are unable to timely complete the TransCommunity Merger, in favor of the dissolution and liquidation of the Company. In addition, they have agreed to waive their respective rights to exercise their conversion rights with respect to all shares owned by them whether owned on the effective date of our registration statement or thereafter acquired or to participate in any liquidation distribution but only with respect to those shares of common stock acquired by them prior to our initial public offering. Any common stock acquired by existing stockholders in our initial public offering or in the open market thereafter will have the same voting rights in connection with the TransCommunity Merger as other stockholders with respect to such shares. Accordingly, they may vote such shares on the TransCommunity Merger any way they choose.
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
ITEM 11. EXECUTIVE COMPENSATION
No executive officer or director has received any cash compensation for services rendered. Commencing on June 5, 2006, through the acquisition of a target business, we will pay Community Bankers Acquisition, LLC, an affiliate of Mr. Simanson, our president, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, or any of their respective affiliates, including First Capital Group, an entity owned by our president, for services rendered to us prior to or with respect to the business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses, either prior to or as a result of the business combination, with such amounts being fully disclosed to stockholders, to the extent then known, in the proxy materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Agreements
Currently, we do not have an employment agreement with Gary A. Simanson, our sole executive officer. We expect to enter into employment agreements with each of Bruce B. Nolte, Patrick J. Tewell, Richard C. Stonbraker, M. Andrew McLean and Gary A. Simanson prior to the completion of the TransCommunity Merger. Upon completion of the proposed BOE Merger, we also expect to enter into employment agreements with George M. Longest, Jr. and Bruce E. Thomas.
Compensation Committee Report
None of our officers or directors received compensation for their service to us during the fiscal year ended December 31, 2007 nor have there been any grants of stock based awards or stock options to officers or directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Owners of at Least Five Percent of our Common Stock
The following table shows, as of March 17, 2008, and to the best of our knowledge, all persons we know to be beneficial owners of five percent or more of the voting securities of the Company.

	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned[1]		Percent of Class[1]

Daniel B. Zwirn Zwirn Holdings, LLC DBZ GP, LLC D.B. Zwirn and Co. L.P. D.B. Zwirn Spec. Opportunities Fund, Ltd. D.B. Zwirn Spec. Opportunities Fund, L.P. 745 Fifth Ave, 18th Floor New York, NY 10151	963,674	[2]	10.28%

Baupost Group, L.L.C. SAK Corporation Seth A. Klarman 10 St. James Avenue, Suite 2000 Boston, MA 02116	927,400	[3]	9.9%

HBK Investments LP HBK Services LLC HBK Partners II LP HBK Management LLC HBK Master Fund LP 300 Crescent Court, Suite 700 Dallas, TX 75201	926,600	[4]	9.9%

Gary A. Simanson Community Bankers Acquisition LLC 9912 Georgetown Pike, Suite D-203 Great Falls, VA 22066	862,500	[5]	9.2%

	Common Stock
Name and Address of Beneficial Owner	Beneficially Owned[1]		Percent of Class[1]

Andrew Weiss, Ph.D Weiss Capital, LLC Weiss Asset Management, LLC 29 Commonwealth Ave., 10th Floor Boston, MA 02116	815,585	[6]	8.7%

Polar Securities, Inc. North Pole Capital Master Fund 372 Bay Street, 21st Floor Toronto, Ontario M5H 2W9, Canada	607,300	[7]	6.5%

Azimuth Opportunity, LLC c/o WSmiths Finance Nemours Chambers P.O. Box 3170 Road Town, Tortola, British Virgin Islands	539,990	[8]	5.76%

The David and Vicki Jo Zalman 2006 Childrens’ Trust c/o New ICM 220 Sam Biskin El Campo, TX 77437	475,000	[9]	5.1%

[1]
Unless otherwise noted in these footnotes, the Company believes that all shares referenced in this table are owned of record by each person named as beneficial owner and that each person has sole voting and dispositive power with respect to the shares of common stock owned by each of them.

[2]
Based on information derived from a jointly filed Schedule 13G filed on October 18, 2007, by such persons with the SEC. As of the date of the filing, D.B. Zwrin & Co., L.P.; DBZ GP, LLC; Zwirn Holdings, LLC; and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 355,282 shares owned by D.B. Zwirn Special Opportunities Fund, L.P. and (ii) 608,392 shares owned by D.B. Zwirn Special Opportunities Fund, Ltd. (the “Funds”). D.B. Zwirn & Co., L.P. is the manager of each of the Funds, and consequently has voting control and investment discretion over the shares held by each of the Funds. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. In addition, each of D.B. Zwirn & Co., L.P.; DBZ GP, LLC; Zwirn Holdings, LLC; and Daniel B. Zwirn disclaims beneficial ownership of the shares held by the Funds. The business address of D.B. Zwirn Special Opportunities Fund, Ltd is P.O. Box 896 GeorgeTown Harbour Centre, 2nd Floor Grand Cayman, Cayman Islands, British West Indies.

[3]
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

[4]
Based on information derived from a Schedule 13G, dated February 4, 2008, filed by such entities with the SEC. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz and William E. Rose are each managing members of HBK Management, LLC and may be deemed to have control over such entities.

[5]
Based on information derived from a Schedule 13G/A, dated January 7, 2008, filed by such entities with the SEC. As of the date of the filing, Gary A. Simanson beneficially owned 862,500 shares, including 287,500 shares held by Community Bankers Acquisition, LLC, of which Gary A. Simanson is the sole manager and has sole voting and dispositive power with respect to such shares.

[6]
Based on information derived from a Schedule 13G, dated February 12, 2008, filed by such entities with the SEC. Andrew M. Weiss, Ph.D., as the managing member of Weiss Asset Management, LLC and managing member of Weiss Capital, LLC, may be deemed to have control over both entities. Mr. Weiss disclaims beneficial ownership of the shares reported above, except to the extent of his pecuniary interest.

[7]
Based on information derived from a Schedule 13G, dated February 29, 2008, filed by such entities with the SEC. Polar Securities, Inc. serves as investment manager to North Pole Capital Master Fund and a number of discretionary accounts with respect to which it has voting and discretionary authority over the shares reported here.

[8]	Based on information derived from a Schedule 13G, dated September 20, 2007, filed with the Securities and Exchange Commission.

[9]
Daniel Zalman, the trustee of the trust for which David Zalman’s minor children are beneficiaries, exercises sole dispositive, voting and investment power for such shares based on information derived from a schedule 13G, filed with the SEC. David Zalman disclaims beneficial ownership of such shares. David Zalman was an initial stockholder of the Company.

Security Ownership of Directors and Executive Officers
As of March 25, 2008, we have 9,375,000 shares of common stock outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of the date hereof, by:
•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

	Common Stock
	Beneficially
Name and Address of Beneficial Owner[1]	Owned		Percent of Class

Gary A. Simanson	862,500	[2]	9.2%

Eugene S. Putnam, Jr.	75,000	[3]	*	%

Keith Walz	75,000		*	%

Chris A. Bagley	—		*	%

All executive officers and directors as a group (4 individuals)	1,012,500		10.8%

*	Less than 1%

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

[2]
Includes 575,000 shares held by Mr. Simanson and 287,500 shares held by Community Bankers Acquisition, LLC, of which Gary A. Simanson is the sole manager and has sole voting and dispositive power with respect to such shares. Does not include an aggregate of 349,724 warrants held by Community Bankers Acquisition LLC, which are not exercisable.

[3]	The shares are held in the name of The Eugene S. Putnam, Jr. 2004 Irrevocable Trust, of which Mr. Putnam serves as the Trustee and has sole voting and dispositive power over the shares.

All of the shares of our common stock outstanding as of the date of our initial public offering including those owned by our officers and directors were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. These shares will be released from escrow on June 2, 2009, but only if the merger with TransCommunity or another business combination is completed on or before the deadlines contained in our certificate of incorporation.
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
ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The holders of the majority of the 1,875,000 shares held by our initial stockholders, including our executive officers and directors, will be entitled to make up to two demands that we register these shares for resale pursuant to an agreement signed concurrently with the consummation of our initial public offering. The holders of the majority of these shares will be entitled to elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
Community Bankers Acquisition, LLC, an affiliate of Mr. Simanson, our president and chief executive officer, has agreed that, commencing June 5, 2006 through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Community Bankers Acquisition, LLC $7,500 per month for these services commencing June 5, 2006, and ending upon the acquisition of a target business. An aggregate of $180,000 has been paid as of December 31, 2007.
We will reimburse our officers, directors and stockholders for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses, conducting due diligence and other activities related to consummation of a business combination. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. For fiscal 2007, an aggregate of $50,500 has been reimbursed to our officers and directors.
In addition, Gary A. Simanson, our president and chief executive officer, and David Zalman, a stockholder, agreed as part of our initial public offering, pursuant to an agreement with the representatives of the underwriters in the initial public offering, that they or their affiliates or designees, would purchase up to 1,000,000 warrants in the aggregate in open market transactions at market prices not to exceed $0.80 per warrant. Under this agreement, I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc., the representatives of the underwriters, also agreed to place an irrevocable order for the purchase by them, or their affiliates or designees, of up to 500,000 warrants in the aggregate under identical terms and conditions as the purchases of Mr. Simanson and Mr. Zalman. As a result of this agreement, Community Bankers Acquisition, LLC an affiliate of Mr. Simanson, acquired an aggregate of 349,724 warrants and the representatives of the underwriters acquired an aggregate of 300,000 warrants.

Pursuant to letter agreements with the Company, the Company’s officers and directors and initial stockholders waived their rights to receive distributions with respect to shares owned by them in the event of the Company’s liquidation.
Other than the $7,500 per month administrative fees and reimbursable out-of-pocket expenses payable to our officers, directors and stockholders, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates, including First Capital Group which is affiliated with Mr. Simanson, for services rendered to us prior to or with respect to the business combination.
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
Director Independence
The board of directors has adopted standards concerning director independence, which meet the independence standards of the American Stock Exchange and, with respect to the audit committee, the rules of the SEC.
Other than as described above, during the last fiscal year, there were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the board of directors in determining that the applicable independence standards have been met by each of the directors.
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
Pre-Approval Policies and Procedures
Our audit committee has adopted policies and procedures for the pre-approval of services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Such policies and procedures provide that the audit committee shall pre-approve all auditing and permitted non-audit services (including the fees and terms thereof).

As permitted under the Sarbanes-Oxley Act of 2002, the audit committee may form and delegate pre-approval authority for audit and permitted non-audit services to a subcommittee consisting of one or more members of the audit committee. Any service pre-approved by a delegate must be reported to the audit committee at the next scheduled meeting.
The aggregate fees incurred by us for audit and non audit services for fiscal 2007 and the years ended March 31, 2007 and 2006 were as follows:

		Year Ended
Service Category	Fiscal 2007	March 31, 2007

Audit Fees	$18,280	$—
Audit Related Fees	$6,170	$10,000
Tax Fees	$3,709	$—
All Other Fees	$5,483	$—
Total	$33,642	$10,000
In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. Included in audit fees are fees that were billed and unbilled for the 2007 audit and fees associated with our initial public offering.

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

(3)	Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation dated as of September 5, 2007(3)
2.2	Agreement and Plan of Merger by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. dated as of December 13, 2007(4)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	By-laws as amended(5)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Form of Unit Purchase Option granted to the representatives(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co.(2)
4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders(2)
10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(6)
10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(6)
10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders(6)
10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support(1)
10.6	Form of Revolving Credit Agreement in the principal amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC(1)
10.7	Form of Warrant Purchase Agreement among the representatives, Gary A. Simanson and David Zalman(1)
10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)
10.9*	Letter agreement with David A. Spainhour(1)
14	Code of Conduct and Ethics(1)
31.1	Rule 13a-14(a) or 15d-14(a) Certification
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(2)	Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K on February 12, 2007 (File No. 001-32590).

(3)	Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K on September 7, 2007 (File No. 001-32590).

(4)	Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K on December 14, 2007 (File No. 001-32590).

(5)	Incorporated by reference to exhibits of the same number filed with the Company’s Current Report on Form 8-K on January 4, 2008 (File No. 001-32590).

(6)	Incorporated by reference to exhibits of the same number filed with the Company’s Quarterly Report on Form 10-Q on November 14, 2007 (File No. 001-32590).

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	COMMUNITY BANKERS ACQUISITION CORP.
	By:	/s/ Gary A. Simanson
		Name:	Gary A. Simanson
		Title:	President and Chief Executive Officer

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

Signature	Title	Date

/s/ Eugene S. Putnam, Jr.	Chairman of the Board	March 31, 2008

Eugene S. Putnam, Jr.

/s/ Gary A. Simanson	President, Chief Executive and Financial Officer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	March 31, 2008

Gary A. Simanson

/s/ Keith Walz	Director	March 31, 2008

Keith Walz

/s/ Chris A. Bagley	Director	March 31, 2008

Chris A. Bagley

Index to Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a) or 15d-14(a) Certification
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002