Form 10-Q
period 2008-03-31
Community Bankers Acquisition Corp.
filed 2008-05-20
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 15, 2008 there were 9,375,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS ACQUISITION CORP.

FORM 10-Q
March 31, 2008

PART I — FINANCIAL STATEMENTS
Item 1. Condensed Financial Statements
COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$63,415	$162,154
Cash and United States Treasury securities held in trust fund	57,957,205	58,452,512
Prepaid expenses	117,900	178,799
Deferred acquisition costs	1,519,189	647,487

Total current assets	59,657,709	59,440,952

Fixed assets, net	49,448	—

Total Assets	$59,707,157	$59,440,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Income taxes payable	$—	$338,690
Deferred payment to underwriter	2,100,000	2,100,000
Accounts payable and accrued expenses	494,158	—

Total Current Liabilities	2,595,158	2,438,690

Common stock, subject to conversion, 1,499,999 shares at conversion value	11,669,992	11,690,502

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares Issued and outstanding, 9,375,000 shares (which includes 1,499,999 shares subject to conversion)	93,750	93,750

Additional paid-in capital	43,008,386	42,988,876
Earnings accumulated during the development stage	2,339,871	2,229,134

Total Stockholders’ Equity	45,442,007	45,311,760

Total Liabilities and Stockholders’ Equity	$59,707,157	$59,440,952

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF INCOME
(Unaudited)

			Cumulative
			period from
	Three Months	Three Months	April 6, 2005
	Ended	Ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

Interest on cash and short-term investments held in trust	$404,722	$698,591	$4,617,878

Operating costs	219,825	190,393	826,157

Income before taxes	184,897	508,198	3,791,721

Provision for income taxes	74,160	265,678	1,451,850

Net income	$110,737	$242,520	$2,339,871

Weighted average shares outstanding-basic	9,375,000	9,375,000	6,410,403

Weighted average shares outstanding-diluted	11,822,528	11,681,238	8,857,931

Net income per share-basic	$0.01	$0.03	$0.37

Net income per share-diluted	$0.01	$0.02	$0.26

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at March 31, 2006 (audited)	1,875,000	$18,750	$28,125	$—	$46,875
Sale of 7,500,000 units, net of underwriters’ discount and offering expenses (includes 1,499,999 shares subject to possible conversion)	7,500,000	75,000	54,651,153	—	54,726,153
Less: proceeds subject to possible redemption of 1,499,999 shares, 19.99% of public shares are subject to redemption	—	—	(11,617,934)	—	(11,617,934)
Proceeds from issuance of option	—	—	100	—	100
Net income	—	—	—	1,124,099	1,124,099

Balance at March 31, 2007 (audited)	9,375,000	93,750	43,061,444	1,124,099	44,279,293
Revaluation of shares subject to redemption	—	—	(72,568)	—	(72,568)
Net income	—	—	—	1,105,035	1,105,035

Balance at December 31, 2007 (audited)	9,375,000	93,750	42,988,876	2,229,134	45,311,760
Revaluation of shares subject to redemption	—	—	19,510	—	19,510
Net income	—	—	—	110,737	110,737

Balance at March 31, 2008 (unaudited)	9,375,000	$93,750	$43,018,386	$2,339,871	$45,442,007

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
	Three Months	Three Months	April 6, 2005
	Ended	Ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,737	$242,520	$2,339,871
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	499	—	499
(Increase) in prepaid expenses	(810,803)	26,250	(1,637,089)
Increase (decrease) in accrued expenses and income tax payable	155,468	269,379	494,158

Net Cash (Used in) Provided by Operating Activities	(544,099)	538,149	1,197,439

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset purchases	(49,947)	—	(49,947)
(Increase) in cash and securities held in trust fund	495,307	(398,561)	(57,957,205)

Net Cash (Used in) Investing Activities	445,360	(398,561)	(58,007,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	46,875
Gross proceeds from initial public offering	—	—	60,000,000
Proceeds from note payable to stockholder	—	—	40,000
Payment of note payable to stockholder	—	—	(40,000)
Proceeds from issuance of underwriters purchase option	—	—	100
Payment of costs of the public offering	—	—	(3,173,847)

Net Cash Provided by (Used in) Financing Activities	—	—	56,873,128

NET INCREASE IN CASH	(98,739)	139,588	63,415

CASH AT BEGINNING OF PERIOD	162,154	536,595	—

CASH AT END OF PERIOD	$63,415	$676,183	$63,415

NON-CASH FINANCING ACTIVITY
Accrual of deferred payment to underwriter	$—	$2,100,000	$2,100,000

Decrease (increase) in value of common stock subject to conversion	$99,061	$(79,672)	$99,061

See accompanying notes to condensed financial statements.

COMMUNITY BANKERS ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. ORGANIZATION, BUSINESS OPERATIONS
The condensed financial statements at March 31, 2008 and for the three-month periods ended March 31, 2008 and March 31, 2007, are unaudited and include the accounts of Community Bankers Acquisition Corp. (a corporation in the development stage) (the “Corporation”). The condensed balance sheet at December 31, 2007, has been derived from the audited financial statements included in the Corporation’s Annual Report on Form 10-K. The results of the Corporation’s operations for the interim period are not necessarily indicative of the operating results for the full year. The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Corporation as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007. Until the announcement on September 6, 2007, that the Corporation had entered into an agreement and plan of merger with a target company, the Corporation’s efforts had been primarily organizational, activities relating to its initial public offering and searching for and identifying targets for an initial business combination. Until the consummation of a business combination, the Corporation expects interest earned on the offering proceeds held in trust to be its primary source of income.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
The Corporation was incorporated in Delaware on April 6, 2005 as a blank check company whose objective is to merge with or acquire an operating business in the banking industry. As discussed in Note 5, the Corporation issued a press release and filed a Current Report on Form 8-K on September 7, 2007, reporting that the Corporation has entered into an Agreement and Plan of Merger with TransCommunity Financial Corporation. The Corporation’s fiscal year end has been changed from March 31 to December 31.
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

With respect to the first Business Combination which is approved and consummated, any Public Stockholder, other than the Corporation’s Initial Stockholders, who votes against the Business Combination may demand that the Corporation redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.
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
Pursuant to Rule 2710(g)(1) of the FINRA Conduct Rule, the option to purchase 525,000 units is deemed to be underwriting compensation and therefore upon exercise the underlying shares and warrants are subject to a 180-day lock-up. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of the Offering.
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
3. RELATED PARTY TRANSACTIONS
The Corporation presently occupies office space provided by an affiliate of the Corporation’s president and an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Corporation, it will make such office space, as well as certain office and secretarial services, available to the Corporation, as may be required by the Corporation from time to time. The Corporation has agreed to pay such affiliate $7,500 per month for such services commencing June 5, 2006. At March 31, 2008, an aggregate of $180,000 has been paid.
4. CAPITAL STOCK
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

5. PROPOSED BUSINESS COMBINATION AND MERGER
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
Proposed Merger
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

6. COMMITMENTS
On September 5, 2007, the Corporation entered into an agreement with Keefe, Bruyette & Woods (“KBW”) to provide financial advisory and investment banking services to the Corporation in connection with the proposed Merger with TransCommunity Financial Corporation discussed in Note 5. The Corporation paid $125,000 upon execution of the agreement and, in the event that the business combination with TFC is consummated, it will pay a cash fee to KBW at closing of $375,000.
On December 5, 2007, the Corporation entered into an agreement with KBW to provide financial advisory and investment banking services to the Corporation in connection with the proposed Merger with BOE Financial Services of Virginia, Inc. The Corporation paid $125,000 upon execution of the agreement and, in the event that the business combination with BOE is consummated, it will pay a cash fee to KBW at closing of $375,000.
Pursuant to an amendment dated March 20, 2008 to its engagement agreement dated September 5, 2007 with the Corporation, KBW has agreed to assist the Corporation in organizing meetings with third parties not currently stockholders in the Corporation to discuss the TFC Merger. For its assistance in organizing such meetings, the Corporation has agreed to pay KBW a fee of $750,000 contingent upon consummation of the merger. Such fee is in addition to the other cash fees due to KBW at the time of and contingent upon closing of the TFC Merger and the BOE Merger.
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
7. PER SHARE INFORMATION
In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share (“Basic EPS”) is computed by dividing the net income by the weighted-average number of shares outstanding. Diluted earnings per common share (“Diluted EPS”) is computed by dividing the net income by the weighted-average number of Common Shares and dilutive Common Share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Corporation’s Condensed Statements of Income.
The following table sets forth the computation of basic and diluted per share information:

			For the period
	Three months	Three months	from April 6, 2005
	ended	ended	(inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Numerator:
Net Income	$110,737	$242,520	$2,339,871

Denominator:
Weighted-average common shares outstanding	9,375,000	9,375,000	6,410,403
Dilutive effect of warrants	2,447,528	2,306,238	2,447,528

Weighted-average common shares outstanding, assuming dilution	11,822,528	11,681,238	8,857,931

Net Income Per Share:
Basic	$0.01	$0.03	$0.37

Diluted	$0.01	$0.02	$0.26

8. SUBSEQUENT EVENTS
As of March 31, 2008, the Corporation had withdrawn $335,154 for the payment of estimated federal income taxes and state taxes, $300,000 of which amount was remitted to the Internal Revenue Service and $35,154 was remitted to the state of Delaware in the second quarter.
On May 20, 2008, the Corporation’s President made an interest-free loan of $290,000 to the Corporation pursuant to a demand note payable on the earliest of (a) one business day following written demand for such payment, (b) consummation of a business combination and (c) liquidation of the Corporation pursuant to the Corporation’s amended and restated certificate of incorporation. Under the demand note, any claim to funds in the Trust Fund or distributed from the Trust Fund, other than in a business combination distribution were irrevocably waived.
On May 20, 2008, with the preapproval of the Corporation’s Audit Committee and Board of Directors, the Corporation’s President purchased the Corporation’s fixed assets for the full acquisition cost of $49,950.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
 Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our ability to consummate a timely business combination, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.
General
We were incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. We consummated our initial public offering on June 8, 2006. We have neither engaged in any operations nor generated any revenues, other than interest income, nor incurred any debt or expenses during the period ended March 31, 2008, other than in connection with out initial public offering, meeting our regulatory reporting requirements including certain legal, accounting and other expenses related to selection of and consummation of an initial business combination. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for an initial business combination as well as a subsequent business combination.
We are currently in the process of obtaining regulatory and stockholder approvals relating to the TransCommunity Merger and the BOE Merger. We are not presently engaged in, and will not engage in, any substantive commercial business until we consummate the TransCommunity Merger. We intend to utilize our capital stock in effecting the TransCommunity Merger as well as the BOE Merger. If we are unable to consummate the TransCommunity Merger by June 7, 2008, we will be required to dissolve and liquidate.
On October 29, 2007, our board of directors resolved that our fiscal year that began on April 1, 2007 would end on December 31, 2007, and from and after that date, our fiscal year would be the period beginning January 1 of each year and ending on December 31.
Results of Operations for the Three Months Ended March 31, 2008
For the three months ended March 31, 2008, operating costs of $219,825 consisted primarily of $52,740 in legal and other professional fees, $22,500 for office and administrative services, $23,625 for amortization of prepaid insurance, $88,892 for franchise taxes and $25,000 for travel and due diligence. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $404,722. This resulted in net income for the three months ended March 31, 2008 of $110,737, net of $74,160 provision for income taxes.
Results of Operations for the Three Months Ended March 31, 2007
For the three months ended March 31, 2007, operating costs of $190,393 consisted primarily of $107,900 in legal and other professional fees, $22,500 for office and administrative services, $26,250 for amortization of prepaid insurance and $21,500 for stock listing fees. Interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, amounted to $698,591. This resulted in net income for the three months ended March 31, 2007 of $242,520, net of $265,678 provision for income taxes.

Liquidity and Capital Resources
The net proceeds of our initial public offering, after deducting the underwriters’ discount and offering expenses, was $54,950,000. Of these net proceeds, $54,350,000 has been placed in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee, and invested in United States government securities together with an additional $2,100,000 of deferred underwriting compensation. The funds held in the trust account, other than the deferred underwriting compensation, may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Interest earned on the trust account, net of taxes, will be retained in the trust account for distribution to public stockholders under certain circumstances except that $1,129,000 has been released to us to fund our working capital requirements and funds have been released to us to pay tax obligations. Upon the consummation of the TransCommunity Merger, we will pay the deferred underwriting compensation to the underwriters, less $0.28 per share for each share converted in connection with the TransCommunity Merger, out of the proceeds of our initial public offering held in trust. The remaining funds currently held in the trust account, less any amounts paid to stockholders who exercise their conversion rights, will be released to us. We intend to pay any additional expenses of the TransCommunity Merger and BOE Merger and hold the remaining funds as capital at the holding company level pending use for general corporate and strategic purposes. Such purposes may include increasing the capital of TransCommunity Bank or Bank of Essex, future mergers and acquisitions, branch construction, asset purchases, payments of dividends, repurchases of shares of our common stock and general corporate purposes. Until such capital is fully leveraged or deployed, we may not be able to successfully deploy such capital and our return on equity could be negatively impacted.
As of March 31, 2008, we had cash not held in trust of $63,415. An aggregate of $3,100,000 of interest earned on the trust funds has been released to us from the trust account for the payment of taxes and working capital. We have used the funds not held in trust together with interest released to us from the trust account for identifying, evaluating and selecting prospective acquisition candidates, performing business due diligence on prospective target businesses, and legal, accounting and other related expenses attendant to structuring, negotiating and consummating our two proposed mergers. Our cash requirements are expected to change based on the timing, nature and outcome of our intended business combination.
We are obligated, until the closing of the TransCommunity Merger, to pay to Community Bankers Acquisition, LLC, an affiliate of one of our directors and executive officers, a monthly fee of $7,500 for office space and general and administrative services. An aggregate of $180,000 has been paid through March 31, 2008.
In May 2008 we borrowed $290,000 from our President evidenced by an interest-free demand note for working capital purposes. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business pending completion of our initial business combination. However, we may need to raise additional funds through a private offering or debt or equity securities if it is required to consummate the TransCommunity and BOE Mergers. We would only consummate such a fundraising simultaneously with the consummation of a business combination.
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

PART II — OTHER INFORMATION
Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (2)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-laws as amended (5)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Unit Purchase Option to be granted to the representatives (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (6)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (3)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (3)

10.1	Form of Letter Agreement among the Registrant, the representatives of the underwriters and the stockholders, officers and directors of Registrant (1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.3	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (6)

10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders (6)

10.5	Form of Letter Agreement between Community Bankers Acquisition, LLC and Registrant regarding administrative support (1)

10.6	Form of Revolving Credit Agreement in the principle amount of $100,000 between the Registrant and Community Bankers Acquisition, LLC (1)

10.7	Form of Warrant Purchase Agreement among the Representatives, Gary A. Simanson and David Zalman (1)

10.8*	Letter agreement with Eugene S. Putnam, Jr. (1)

10.9*	Letter agreement with David A. Spainhour (1)

14	Code of Conduct and Ethics (1)

31.1	Rule 13a-14(a) or 15d-14(a) Certification

32.1	Certification pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1)	Incorporated by reference to the exhibits of the same number filed with the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K on September 7, 2007. (File No. 001-32590).

(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K on February 12, 2007. (File No. 001-32590).

(4)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K on December 14, 2007. (File No. 001-32590).

(5)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K on January 4, 2008 (File No. 001-32590).

(6)	Incorporated by reference to the exhibits of the same number filed with the Company’s Current Report on Form 10-Q on November 14, 2007 (File No. 001-32590).

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS ACQUISITION CORP.

Dated: May 20, 2008	By:	/s/ Gary A. Simanson
Gary A. Simanson
President and Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification