Form 10-Q
period 2008-06-30
Community Bankers Trust Corp
filed 2008-08-14
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
001-32590
(Commission File No.)
COMMUNITY BANKERS TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2652949 (I.R.S. Employer Identification No.)

4235 Innslake Drive Glen Allen, Virginia (Address of principal executive offices)	23060 (Zip Code)
(804) 934-9999
(Registrant’s telephone number, including area code)
Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2008, there were 21,470,727 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q
June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COMMUNITY BANKERS TRUST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Cash and due from banks	$11,494	$162
Federal funds sold	35,949	—

Total cash and cash equivalents	47,443	162

United States Treasury securities held in trust fund	—	58,453
Securities available for sale, at fair value	66,144	—
Securities held to maturity, fair value of $2,954 at June 30, 2008	3,000	—

Loans held for sale	183	—

Loans	487,112	—
Allowance for loan losses	(5,182)	—

Net loans	481,930	—

Bank premises and equipment	22,281	—
Other real estate owned	403	—
Bank owned life insurance	6,181	—
Core deposit intangibles, net	14,812	—
Goodwill	39,495	—
Other assets	8,759	826

Total assets	$690,631	$59,441

Liabilities

Deposits:
Noninterest bearing	$57,552	$—
Interest bearing	438,829	—

Total deposits	496,381	—

Federal funds purchased	9,048	—
Federal Home Loan Bank advances	17,900	—
Trust preferred capital notes	4,124	—
Deferred payment to underwriter	—	2,100
Other liabilities	12,975	339

Total liabilities	$540,428	$2,439

Common stock, subject to conversion, 1,499,250 shares at conversion value	—	11,690

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized $.01 par value)	—	—
Common stock (50,000,000 shares authorized $.01 par value) 21,470,727, and 9,375,000 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	215	94
Additional paid in capital	148,195	42,989
Retained earnings	2,628	2,229
Accumulated other comprehensive income (loss), net	(835)	—

Total stockholders’ equity	$150,203	$45,312

Total liabilities and stockholders’ equity	$690,631	$59,441

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars and shares in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend income
Interest and fees on loans	$2,704	$—	$2,704	$—
Interest on federal funds sold	46	—	46	—
Interest and dividends on securities	—		—
Taxable	282	716	687	1,415
Nontaxable	110	—	110	—

Total interest income	3,142	716	3,547	1,415

Interest expense
Interest on deposits	1,027	—	1,027	—
Interest on federal funds purchased	13	—	13	—
Interest on other borrowed funds	80	—	80	—

Total interest expense	1,120	—	1,120	—

Net interest income	2,022	716	2,427	1,415

Provision for loan losses	234	—	234	—

Net interest income after provision for loan losses	1,788	716	2,193	1,415

Noninterest income
Service charges on deposit accounts	180	—	180
Other	119	—	119	—

Total noninterest income	299	—	299	—

Noninterest expense
Salaries and employee benefits	574	—	574	—
Occupancy expenses	112	—	112	—
Equipment expenses	108	—	108	—
Professional fees	24	—	100	—
Data processing fees	104	—	104	—
Amortization of intangibles	149	—	149	—
Other operating expenses	644	60	788	251

Total noninterest expense	1,715	60	1,935	251

Net income before income taxes	372	656	557	1,164
Income tax expense	84	249	158	515

Net income	$288	$407	$399	$649

Net income per share — basic	$0.02	$0.05	$0.04	$0.08

Net income per share — diluted	$0.02	$0.04	$0.03	$0.07

Weighted average number of shares outstanding
basic	13,407	7,876	11,391	7,876
diluted	15,283	9,375	13,553	9,375
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2006	9,375	$94	$43,141	$882	$—	$44,117

Net income				649		649
Re-evaluation of shares subject to redemption			(21)			(21)

Balance, June 30, 2007	9,375	$94	$43,120	$1,531	$—	$44,745

Balance, December 31, 2007	9,375	$94	$42,989	$2,229	$—	$45,312

Net income	—	—	—	399	—	399
Unrealized loss on securities available for sale, net of taxes	—	—	—	—	(835)	(835)

Total comprehensive loss						(436)
Common stock issued in connection with bank acquisition	13,501	135	116,035			116,170

Common stock redeemed in connection with merger (See Note 13)	(1,405)	(14)	(10,829)			(10,843)

Balance, June 30, 2008	21,471	$215	$148,195	$2,628	$(835)	$150,203

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(IN THOUSANDS)

	June 30, 2008	June 30, 2007
Operating activities:
Net income	$399	$649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Intangibles Amortization	271	—
Provision for loan losses	234	—
Amortization of security premiums and accretion of discounts, net	8	—
Change in loans held for sale	535	—
Net (gain)/loss on sale of loans	(12)	—
Changes in assets and liabilities:
Increase in other assets	(4,022)	(43)
Increase/(decrease) in accrued expenses and other liabilities	2,065	(293)

Net cash (used in) provided by operating activities	(522)	313

Investing activities:
Proceeds from securities	56,342	—
Purchase of securities	—	(104)
Net increase in loans	(11,230)	—
Purchase of premises and equipment, net	(114)	—
Cash acquired in bank acquisitions	10,016	—

Net cash provided by (used in) investing activities	55,014	(104)

Financing activities:
Net increase in noninterest bearing and interest bearing demand deposits	4,919	—
Net change in federal funds purchased	(1,287)	—
Cash paid to shareholders for converted shares	(10,843)	—

Net cash (used in) financing activities	(7,211)	—

Net increase in cash and cash equivalents	47,281	209

Cash and cash equivalents:
Beginning of the period	$162	$537

End of the period	$47,443	$746

Supplemental disclosures of cash flow information:
Interest paid	$1,156	$—
Income taxes paid	$—	$—
Transfers of OREO property	$224	$—

Transactions Related to the Acquisition of TFC and BOE
Increase in assets and liabilities:
Loans	471,864
Securities	68,306
Other Assets	89,857
Non-interest bearing deposits	52,790
Interest bearing deposits	438,672
Borrowings	32,359
Other liabilities	8,861
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Community Bankers Trust Corporation (the “Company”) was incorporated in Delaware on April 6, 2005 under the name Community Bankers Acquisition Corp. as a blank check company whose objective was to merge with or acquire an operating commercial bank or bank holding company. On May 31, 2008, the Company changed its name to Community Bankers Trust Corporation in connection with the acquisitions of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”), described in note 2 below (the Company is sometimes referred to in these notes before such acquisitions as “CBAC” and after the acquisitions as “CBTC”).
As of June 30, 2008, CBTC was a multi-bank holding company headquartered in Glen Allen, Virginia. CBTC owns TransCommunity Bank, N.A. (Glen Allen, Virginia) and Bank of Essex (Tappahannock, Virginia).
The consolidated statements presented include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of June 30, 2008 and December 31, 2007. The statements should be read in conjunction with the financial statements and Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The financial information with respect to the operations of CBAC for the first quarter of 2008 and the first and second quarters of 2007 do not provide any meaningful basis for comparison since CBAC was not an operating company during those periods. As a result of the acquisitions of TFC and BOE, the Company, on May 31, 2008, became an operating company. Consequently, the Company lacks consistent periods to report.
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007. In addition, cash flows are reported for the six months ended June 30, 2008 and 2007. At June 30, 2007, the Company had not yet commenced operations. All activity from April 6, 2005 (inception) through May 31, 2008 relates to the Company’s formation, the public offering, and business combination. Upon approval by the Board of Directors, the Company changed its year end reporting to a calendar year end and is reflected in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Therefore, any information reported for the period ended June 30, 2007 includes six months of operations for the Company.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
2. ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
Certain reclassifications have been made to prior period balances to conform to the current period presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations. SFAS 141(R) will significantly change the financial accounting and reporting of business combination transactions. It establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company is currently evaluating SFAS 141(R) and has not determined the impact it will have on our financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.
4. MERGERS AND ACQUISITIONS
On September 7, 2007, the Company issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of September 5, 2007, with TransCommunity Financial Corporation (the “TFC Agreement”), which provided for the merger of TFC with and into the Company. Effective May 31, 2008 at 11:58 p.m., the Company consummated the merger between the Company and TFC pursuant to the terms of the TFC Agreement (the “TFC Merger”). In connection with the TFC Merger, TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Company. The material terms of the TFC Merger Agreement and certain financial and other information about the Company and TFC are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-148675) originally filed January 15, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “TFC Merger Proxy”), TFC’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-33355), and TFC’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-33355).
The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired as of May 31, 2008 of $268.8 million, including $241.9 million of loans; liabilities assumed were $241.7 million, including $232.1 million of deposits. As a result of the TFC Merger, the Company recorded $22.2 million of goodwill and $5.3 million of core deposit intangibles.
On September 14, 2007, the Company issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of December 14, 2007, with BOE Financial Services of Virginia, Inc. (the “BOE Agreement”), which provided for the merger of BOE with and into Company. Effective May 31, 2008 at 11:59 p.m., the Company consummated the merger between the Company and BOE pursuant to the terms of the BOE Agreement (the “BOE Merger”). In connection with the BOE Merger, Bank of Essex, a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Company. The material terms of the BOE Merger Agreement and certain financial and other information about the Company and BOE are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-149384) originally filed February 26, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “BOE Merger Proxy”), BOE’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-31711), and BOE’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-31711).

The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired as of May 31, 2008 of $317.6 million, including $233.3 million of loans; liabilities assumed were $288.0 million, including $256.4 million of deposits. As a result of the BOE Merger, the Company recorded $17.3 million of goodwill and $9.7 million of core deposit intangibles.
The transactions were valued at a combined $106.9 million. The transactions resulted in total assets acquired as of May 31, 2008 of $587.8 million, including $475.9 million of loans; liabilities assumed were $525.4 million, including $488.5 million of deposits. As a result of the mergers, the Company recorded $39.5 million of goodwill and $15.0 million of core deposit intangibles.
Prior to the mergers, $54.4 million of the net proceeds from the CBAC initial public offering including $2.1 million of deferred underwriting discounts and commissions was held in trust by CBAC for the purpose of completing a business combination. Of such funds, $45.6 million was released to the Company upon completion of the TFC Business Combination and BOE Merger, after payment of the deferred discount and $10.8 million to stockholders who converted their shares to cash.
5. GOODWILL AND INTANGIBLE ASSETS
The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within SFAS 142 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded, and no impairments were experienced in the periods reported.
Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15 million in core deposit intangible assets and $39.5 million in goodwill. Core deposit intangible assets related to the mergers are being amortized over 9 years.
Goodwill and other intangible assets as of June 30, 2008, are presented in the following table:

	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Value	Amortization	Value

Goodwill	$39,495	$—	$39,495
Core deposit intangibles	14,950	138	14,812
6. FAIR VALUE MEASUREMENTS
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and derivatives, if present, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy
Under SFAS No. 157, Fair Value Measurement, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.
Loans
The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities recorded at Fair Value on a Recurring Basis
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
June 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$66,144	$—	$66,144	$—

Loans held for sale	$183	$—	$183

Total assets at fair value	$66,327	$—	$66,327	$—

Total liabilities at fair value	$—	$—	$—	$—

7. SECURITIES
Amortized costs and fair values of securities available for sale at June 30, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$502	$—	$(1)	$501
U.S. Agency and mortgage-backed securities	1,981	—	(59)	1,922
Government Sponsored Enterprises	22,666	—	(644)	22,022
Obligations of state and political subdivisions	38,149	1	(715)	37,435
Corporate debt securities	1,101	—	(21)	1,080
Other equity securities	3,224	—	(40)	3,184

	$67,623	$1	$(1,480)	$66,144

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2008 were as follows:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries securities	$501	$(1)	$—	$—	$501	$(1)
U.S. Agency and mortgage-backed securities	1,879	(59)	—	—	1,879	(59)
Government Sponsored Enterprises	22,022	(644)	—	—	22,067	(644)
Obligations of state and political subdivisions	36,222	(715)	—	—	36,692	(715)
Corporate debt securities	1,080	(21)	—	—	1,080	(21)
Other equity securities	3,181	(40)	—	—	3,181	(40)

	$64,885	$(1,480)	$—	$—	$64,885	$(1,480)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. At this time, the Company considers all impairments to be temporary as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.

Amortized costs and fair values of securities held to maturity at June 30, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
U.S. Agency and mortgage-backed securities	$3,002	$—	$(48)	$2,954

	$3,002	$—	$(48)	$2,954

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position at June 30, 2008 were as follows:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency and mortgage-backed securities	$2,954	$(48)	$—	$—	$2,954	$(48)

	$2,954	$(48)	$—	$—	$2,954	$(48)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered permanent as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.
8. LOANS
There were no loans at December 31, 2007. The Company’s loan portfolio, as of June 30, 2008, was comprised of the following:

(dollars in thousands)
Real estate loans	$393,516
Agricultural loans	1,989
Commercial and industrial loans	66,990
Consumer, installment and other loans	25,128
Unearned income	(511)

Total loans	$487,112

9. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses, as of June 30, 2008, was comprised of the following:

(dollars in thousands)

Allowance acquired with bank acquisitions	$4,993
Provision for loan losses	234
Recoveries of loans charged off	25
Loans charged off	(70)

Balance at end of period	$5,182

As of June, 30, 2008, total impaired loans equaled $6.5 million.

10. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive potential common shares outstanding attributable to stock instruments.

		Weighted
		Average
	Income	Shares	Per Share
(dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount

For the Three Months ended June 30, 2008
Basic EPS	$288	13,407	$0.02
Effect of dilutive stock awards		1,876	—

Diluted EPS	$288	15,283	$0.02

For the Three Months ended June 30, 2007
Basic EPS	$407	7,876	$0.05
Effect of dilutive stock awards		1,499	(0.01)

Diluted EPS	$407	9,375	$0.04

For the Six Months ended June 30, 2008
Basic EPS	$399	11,391	$0.04
Effect of dilutive stock awards		2,162	(0.01)

Diluted EPS	$399	13,553	$0.03

For the Six Months ended June 30, 2007
Basic EPS	$649	7,876	$0.08
Effect of dilutive stock awards		1,499	(0.01)

Diluted EPS	$649	9,375	$0.07

There were 1,382,352 shares in the Company available through options and warrants that were considered anti-dilutive as of June 30, 2008.
11. DEFINED BENEFIT PLAN
The wholly-owned subsidiary Bank of Essex has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.
Components of Net Periodic Benefit Cost

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2008	June 30, 2008
Service cost	$31	$31
Interest cost	26	26
Expected return on plan assets	(27)	(27)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net loss	1	1

Net periodic benefit cost	$31	$31

As of June 30, 2008, no employer contributions have been made. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401K). A determination during fiscal 2008 will be made for the current and future benefits for all full-time employees of the combined entities.

12. STOCK BASED COMPENSATION
Prior to the mergers, both TFC and BOE maintained stock option plans as incentives for certain officers and directors. During 2007, TFC replaced its stock option plan with an equity compensation plan that issued restricted stock awards. Under the terms of these plans, all options and awards were fully vested and exercisable, and any unrecognized compensation expenses were accelerated. Due to the mergers on May 31, 2008, these plans were assumed by the Company, and each instrument granted by TFC and BOE was converted to Company instruments following exchange rates of 1.42 and 5.7278, respectively.
A summary of the options is shown in the following table:

	TFC	BOE
	2008	2008

Outstanding at January 1	275,175	29,359
Granted	—	—
Exercised	—	(1,176)
Lapsed	(41,125)	—

Options outstanding at May 31	234,050	28,183
Options converted in connection with bank acquisition	332,351	161,426

Options outstanding at June 30	332,351	161,426
Options exercisable at June 30	332,351	161,426
Weighted average exercise price	$6.83	$4.13
Weighted average remaining contracted life at June 30	54 months	60 months
Currently, the Company does not have any stock-based compensation plan that is issuing new instruments. However, the Company’s Compensation Committee and Board of Directors are considering various types of stock-based compensation plans to be presented to shareholders at its 2009 annual meeting.
13. CAPITAL
On May 31, 2008, the Company issued approximately 13.5 million shares for $116.2 million in relation to the TFC and BOE mergers. In addition, Company shareholders redeemed 1.4 million shares at $7.72 per share, which equaled $10.8 million.
14. SUBSEQUENT EVENTS
On July 31, 2008, Bruce B. Nolte, Chief Executive Officer of the Company, resigned as Chief Executive Officer and as a Director effective immediately. Mr. Nolte did not, before his resignation, and has not advised the Company of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Nolte’s resignation, the Company and Mr. Nolte entered into a Separation Agreement and Release, dated July 31, 2008, pursuant to which Mr. Nolte has agreed to be available as a consultant to the Company from August 1, 2008 through December 31, 2009 (the “Consulting Period”). In consideration of Mr. Nolte entering into the agreement and being a consultant to the Company, and in full satisfaction of the Company’s obligations to him under an employment agreement that had been entered into between Mr. Nolte and TFC, during the Consulting Period the Company will pay him an amount equal to two times the sum of (A) his base salary immediately preceding his resignation ($205,000); and (B) the amount of his 2007 bonus ($40,000). In addition, the Company will pay Mr. Nolte $17,083 on a monthly basis during the Consulting Period for his consulting services and, for his agreement not to compete against the Company, Mr. Nolte will receive $75,000 over such period. The Company has filed the Separation Agreement and Release as Exhibit 10.10 to this report.

Upon acceptance of Mr. Nolte’s resignation by the Company’s Board of Directors, the Board appointed George M. Longest, Jr., President of the Company and Chief Executive Officer of the Company’s subsidiary, Bank of Essex, as the Company’s Chief Executive Officer.
Additionally, the Honorable John C. Watkins, a Director of TransCommunity Financial Corporation until its recent merger with the Company, was appointed by the Board of Directors as a Director to fill the vacancy on the Board effective immediately. Mr. Watkins currently serves as a member of the Board of Directors of Bank of Essex, is a State Senator for the Commonwealth of Virginia and is one of the early founders of Bank of Powhatan. No appointments to any Board committees have been made or are contemplated at this time.
CBTC also reported the completion of the merger of its wholly-owned subsidiary bank, TransCommunity Bank, N.A. into its remaining wholly-owned subsidiary, Bank of Essex. The merger was effective July 31, 2008. TransCommunity Bank, N.A.’s separate operating divisions, Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge are now operating under the Bank of Essex charter, with their own local Presidents and Advisory Boards.
CBTC filed an 8-K and attached a press release on August 7, 2008 announcing that the Company had declared its first dividend payment. The payment will be made to shareholders of record on August 15, 2008 and payable on August 29, 2008 at a rate of $0.04 per common share.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
The following presents management’s discussion and analysis of the Company’s financial condition and results of operations. The analysis and discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements, including or related to the Company’s future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. When used in this discussion, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements. Although the Company believes that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and the Company may not realize the results contemplated by the forward-looking statement. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:
•	the Company could lose key personnel or spend a greater amount of resources attracting, retaining and motivating key personnel than it has in the past;
•	competition among depository and other financial institutions may increase significantly;
•	changes in the interest rate environment may reduce operating margins;
•	general economic conditions, either nationally or in Virginia, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;
•	loan losses may exceed the level of allowance for loan losses;
•	the rate of delinquencies and amount of charge-offs may be greater than expected;
•	the rates of loan growth and deposit growth may not increase as expected;

•	legislative, accounting or regulatory changes may adversely affect the Company’s businesses;
•	the Company may not find suitable merger or acquisition candidates or find other suitable ways in which to invest its excess capital;
•	the Company may not successfully integrate the business operations of TFC and BOE; and
•	the continued growth of the markets that the Company serves, may not be consistent with recent historical experience of TFC and BOE.
The forward-looking statements are based on current expectations about future events. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee that these expectations actually will be achieved. The Company is under no duty to update any of the forward-looking statements after the date of the filing of this report to conform those statements to actual results.
General
CBTC was incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. CBTC consummated its initial public offering on June 8, 2006. At June 30, 2008, the Company was operating with two banking subsidiaries, TransCommunity Bank, N.A., headquartered in Glen Allen, Virginia and Bank of Essex, headquartered in Tappahannock, Virginia. On May 31, 2008, these institutions became wholly-owned subsidiaries of the Company. On July 31, 2008, TransCommunity Bank, N.A. merged into Bank of Essex. TransCommunity Bank, N.A.’s separate operating divisions, Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge are now operating under the Bank of Essex charter, with their own local Bank Presidents and Advisory Boards.
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.
Critical Accounting Policies
The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.
Allowance for Loan and Lease Losses — The allowance for loan and lease losses (“ALLL”) is maintained at a level that management considers adequate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Since arriving at an appropriate ALLL involves a high degree of management judgment, an ongoing quarterly analysis to develop a range of estimated losses is utilized. In accordance with accounting principles generally accepted in the United States, best estimates within the range of potential credit loss to determine the appropriate ALLL is utilized. Credit losses are charged and recoveries are credited to the ALLL.
The Company utilizes an internal risk grading system for its loans. Those larger credits that exhibit probable or well defined credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Company, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as defined by SFAS 114, Accounting by Creditors for Impairment of a Loan. Collectibility of both principal and interest when assessing the need for loss provision is considered. Historical loss rates are applied to other loans not subject to specific allocations. The loss rates are determined from historical net charge offs experienced by the Banks.

Homogenous loans, such as consumer installment, residential mortgages, and home equity lines are not individually risk graded. The associated ALLL for these loans is measured under SFAS 5, Accounting for Contingencies. The ALLL allocation for these pools of loans is established based on the average, maximum, minimum, and median loss ratios over the previous twelve quarters.
Historical loss rates for commercial and retail loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors that are considered include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, level of recoveries to prior year’s charge offs, trend in loan losses, industry concentrations and their relative strengths, amount of unsecured loans and underwriting exceptions. These factors are reviewed quarterly and a weighted score is assigned depending on the level and extent of the risk. The total of each of these weighted factors is then applied against the applicable portion of the portfolio and the ALLL is adjusted to ensure an appropriate level.
Goodwill and Other Intangible Assets
The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $138,000 for the month ended June 30, 2008. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers.
Mergers and Acquisitions
The Company was organized under the laws of the State of Delaware on April 6, 2005. As a “Targeted Acquisition Corporation” SM or “TAC” SM, it was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. This strategy was successful with the business combination completed on May 31, 2008 with TransCommunity Financial Corporation and the additional acquisition of BOE Financial Services of Virginia, Inc.
Industry Overview
Management believes that the banking industry is a favorable industry in which to seek mergers or acquisitions and an attractive operating environment for target businesses. Management believes that anticipated growth in the U.S. economy will lead to increased deposits at banks and demand for borrowing by businesses from banks and other financial institutions.
Further, management believes the banking industry is highly fragmented, which provides a favorable industry in which to seek acquisitions. According to statistics as of December 31, 2004, published by the Federal Deposit Insurance Corporation, “FDIC”, there are more than 3,000 commercial banks in the U.S. with assets of $100 to $500 million, more than 2,400 of which have less than $300 million in assets.
Members of the Company’s management team and board of directors have significant management experience in operating banks, negotiating and consummating merger and acquisition transactions, as well as implementing and integrating such transactions with existing bank operations. We intend to leverage the experience of our management team and our capital to create value for our shareholders.

Strategy
The Company’s strategy is to acquire or merge with commercial banks within the United States that have one or more of the following characteristics:
•	An opportunity for regional expansion and/or the addition of new banking products and services;

•	Constraints on its capital and limited access to alternative capital markets due to its size or other special considerations; and

•	A size which is generally too small to attract the interest of larger acquirers.
Management believes the Company’s balance sheet, and in particular, its capital structure, can be utilized to further grow the existing banking institution. Growth opportunities may include some or all of the following:
•	Expanding the branch network of an existing banking institution;

•	Utilizing capital to increase loans and deposits;

•	Attracting personnel from other banks who can bring substantial business with them;

•	Seeking other profitable business lines to add to the bank’s core business; and
•	Seeking strategic acquisitions which can provide growth to the existing business or a platform to enter another geographic market.
BUSINESS OVERVIEW
The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with Company’s consolidated financial statements and accompanying notes included elsewhere in this report.
Community Bankers Trust Corporation is a $690 million community bank formed on May 31, 2008 as a result of the consummation of a merger between Community Bankers Acquisition Corp., TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc. Its headquarters is located in Glen Allen, Virginia which is a part of the greater Richmond, Virginia metropolitan market.
Currently, the Company operates 13 full service banking facilities that extend from the Chesapeake Bay to Lexington, Virginia. Eight offices operate as Bank of Essex. Operating as Divisions of Bank of Essex are two Bank of Goochland offices, one as Bank of Powhatan, one as Bank of Louisa and one as Bank of Rockbridge.
Additional information is available on the Bank of Essex website at www.bankofessex.com. The shares of the Company are traded on the American Stock Exchange (AMEX) under the symbol “BTC”.

As of June 30, 2008, the Company had total assets of $690.631 million, an increase of $631.190 million, or 1,061.88%, from $59.441 million at December 31, 2007. Total loans amounted to $487.112 million on June 30, 2008 and were $0 on December 31, 2007. As further described in the Note 4 to the consolidated financial statements, the Company acquired TFC and BOE effective May 31, 2008. The Company’s securities portfolio increased $10.691 million, from $58.453 million at December 31, 2007, to $69.144 million at June 30, 2008. The Company had Federal funds sold of $35.949 million on June 30, 2008 and Federal funds purchased of $9.048 million. Federal funds sold and purchased were $0 on December 31, 2007 and June 30, 2007.
The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the June 30, 2008 securities AFS portfolio was $66.144 million. At June 30, 2008, $1.479 million represented the Company’s net unrealized loss on AFS securities.
Total deposits at June 30, 2008 were $496.381 million and were $0 at December 31, 2007.
Stockholders’ equity at June 30, 2008 was $150.203 million and represented 21.75% of total assets. Stockholders’ equity was $45.312 million, or 76.23% of total assets at December 31, 2007.
Results of Operations
Net income for the six month and three month periods of 2008 reflects full six and three month periods for the Company and one month of consolidated operations for the holding company and banking subsidiaries.
Net Income
Net income was $288,000 for the second quarter of 2008, or $0.02 per diluted share. This compares to net income of $407,000, or $0.04 per diluted share in the second quarter of 2007. The decrease in earnings for the second quarter of 2008 compared to 2007 was $119,000, or 29.2%.
For the six month period ended June 30, 2008 net income was $399,000. This compares to net income of $649,000 for the second quarter of 2007. For the six month period in 2008, net income for the Company decreased by $250,000, or 38.5%. Fully diluted earnings per share were $0.03 and $0.07, respectively, for the six month periods ended June 30, 2008 and June 30, 2007.
Nonaccruing loans were $2.179 million at June 30, 2008, or 0.42% of total loans. Loans past due 90 days or more and accruing interest were $276,000 at June 30, 2008. Net charged-off loans were $45,000 in the second quarter of 2008.
Net Interest Income
The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2008, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $122.497 million, compared with a $58.453 million excess at December 31, 2007.
Net interest income was $2.022 million for the three months ended June 30, 2008 compared to $716,000 for the same period in 2007. Net interest income was $2.427 million for the six months ended June 30, 2008 compared to $1.415 million for the same period in 2007.
The Company’s total loans-to-deposits ratio was 98.1% at June 30, 2008 and 0% at December 31, 2007.
Provision for Credit Losses
The Company’s provision for loan losses was $234,000 for June 2008. Net charged-off loans were $45,000 in June 2008.
Noninterest Income
Noninterest income was $299,000 in the second quarter of 2008 compared to $0 in the same period of 2007. Service charges on deposit accounts were $180,000 and other noninterest income was $119,000.

Noninterest Expenses
Noninterest expenses were $1.715 million in the second quarter of 2008. Other operating expenses were $644,000 and were the largest component of this category. Salaries and employee benefits were $574,000, amortization of intangibles $149,000, occupancy expenses $112,000, equipment expense $108,000, data processing fees were $104,000 and professional fees were $24,000 during the operating period.
During the fourth quarter of 2008, the Company will consolidate its computer operating systems. While this will create economies of scale and increase capacity, there will be significant installation, training and implementation costs incurred.
Income Taxes
Income tax expense was $84,000 for the second quarter of 2008 compared to $249,000 for the same period in 2007. For the six months ended June 30, 2008, income tax expense was $158,000 and $515,000 for the six month period ended June 30, 2007.
Asset Quality
The Company’s asset quality remains solid. The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.
The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At June 30, 2008, nonperforming assets totaled $2.858 million.
Despite increasing industry concerns over credit issues, the Company’s asset quality remains strong. Net charge-offs were $45,000 for the month ended June 30, 2008.
Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain stable and there has been no significant deterioration in the quality of the Company’s loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table sets forth selected asset quality data and ratios (dollars in thousands) for the quarter ending:

June 30, 2008
Nonaccrual loans	$2,179
Loans past due over 90 days	276
Other real estate owned	403

Total nonperforming assets	$2,858

Balances
Allowance for loan losses	$5,182
Average loans during month, net of unearned income	482,103
Loans, net of unearned income	487,112

Ratios
Allowance for loan losses to loans	1.06%
Allowance for loan losses to nonperforming assets	181.3%
Nonperforming assets to loans & other real estate	0.59%
Net charge-offs to average loans, annualized	0.11%
See Footnote 9 to these financial statements for information related to the allowance for loan losses. As of June 30, 2008, total impaired loans equaled $6.5 million.
Capital Requirements
The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company.
The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as a combination of common and qualifying preferred stockholders’ equity less goodwill. “Tier 2 Capital” is defined as qualifying subordinated debt and a portion of the allowance for loan losses. “Total Capital” is defined as Tier 1 Capital plus Tier 2 Capital.
Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Tier 1 Risk-based Capital” is Tier 1 Capital divided by risk-weighted assets. “Total Risk-based Capital” is Total Capital divided by risk-weighted assets. The Leverage ratio is Tier 1 Capital divided by total average assets.
The Company’s ratio of total capital to risk-weighted assets was 18.87% on June 30, 2008. The ratio of Tier 1 Capital to risk-weighted assets was 18.03% on June 30, 2008. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 14.60% on June 30, 2008. These ratios exceed regulatory minimums. The Company issued trust preferred subordinated debt that qualifies as regulatory capital in the fourth quarter of 2003. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 5.70% in the second quarter of 2008.
Liquidity
Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customer’s credit needs.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
CREDIT RISK AND CONTRACTUAL OBLIGATIONS
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank of Essex uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Item 4. Controls and Procedures.
As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a — 15(e) and 15d -15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were adequate to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Further, on May 31, 2008, the Company consummated the mergers between Community Bankers Acquisition Corporation, TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc., respectively. With the completion of the mergers, and effective as of the merger dates, the Company has acquired and entered into Employment Agreements with various individuals possessing substantial banking and reporting experience. The Company has in place a Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chief Strategic Officer. These individuals have extensive experience in operating under the disclosure controls and procedures promulgated under Sections 13a — 15(e) and 15d — 15(e) of the Exchange Act.
Additionally, the Company’s banking subsidiary has in place a Bank President, who is currently serving as an interim Chief Credit Officer. In addition, there is a Chief Risk Officer, overseeing Internal Audit throughout the bank, a Human Resources Officer, and an Operations Officer. All of these individuals possess vast experience in their areas of expertise. It is management’s opinion that as a result of these factors, disclosure controls and procedures were adequate and that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

The integration process of back office functions and computer systems for the two banks has begun. The Company has scheduled a mid-October conversion to a single core operating system. Some functions and hardware/software not dependent on the core conversion will be integrated prior to mid-October. As job responsibilities, processes, systems and policies change throughout the Company, internal controls will change accordingly. On an ongoing basis, changes to internal controls for financial reporting purposes will be documented to meet Sarbanes-Oxley requirements. While limited testing may begin in September, it is anticipated that the bulk of internal control testing and subsequent remediation will occur in the fourth quarter.
As of December 31, 2008, the Company’s management will be required to assess the effectiveness of internal controls over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the upcoming assessment, management will need to determine if the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria. To be able to make an affirmative assessment, management believes that it will need to establish sufficient documentation and testing of its established disclosure controls and procedures under Sections 13a — 15(e) and 15d — 15(e) of the Exchange Act and the COSO framework.
Additionally, the Company’s independent registered public accounting firm will audit our consolidated financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2008 and will issue an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company and its subsidiary banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or any of the Banks which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or any of the Banks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company consummated its initial public offering in June 2006 at which time $54.35 million of the net proceeds of the offering including $2.1 million of deferred underwriting commissions and discounts were deposited in trust for the purpose of completing a business combination. Upon completion of the business combination with TFC and the merger with BOE in May 2008, $2.1 million of deferred discount held in trust less $392,710 of the deferred discount attributable to the 1.4 million shares converted to cash or $1.7 million was disbursed to the I-Bankers Securities Incorporated on behalf of it, Maxim Group LLC and Legend Merchant Group, Inc., the underwriters in connection with the initial public offering. In addition, an aggregate of $10.8 million was disbursed to holders of shares issued in the initial public offering who elected to convert their shares to cash from the trust funds. The balance of the funds, an aggregate of $45.6 million, including accrued interest, was disbursed to the Company.
Item 4. Submission of Matters to a Vote of Security Holders
On May 29 2008, the Company held its Annual Meeting of Stockholders, originally scheduled to be held on April 25, 2008. The following is a tabulation of the voting on the proposals presented at the Annual Meeting.
Proposal 1: To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, pursuant to which TransCommunity Financial Corporation will merge with and into Community Bankers Acquisition Corp. The proposal required approval of holders of a majority of the 9,375,000 shares outstanding and holders of a majority of the 7,500,000 shares issued in the Company’s initial public offering. The proposal was approved by holders of 75% of the outstanding shares and holders of 94% of the shares issued in the initial public offering, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
7,038,780	1,660,797	1,000	124,165
Proposal 2: To consider and vote upon a proposal to adopt an amendment to the certificate of incorporation of Community Bankers, effective upon consummation of the merger, to revise the current Section F of Article SIXTH to reset the terms of the classes of Community Bankers’ directors. The proposal required approval of holders of a majority of the 9,375,000 shares outstanding and was approved by holders of 75% of the outstanding shares, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
7,036,785	1,350,550	302,692	134,715
Proposal 3: To consider and vote upon a proposal to adopt an amendment to the certificate of incorporation of Community Bankers, effective upon the consummation of the merger, to revise Article FIRST of Community Bankers’ certificate of incorporation to change the name of the corporation from Community Bankers Acquisition Corp. to Community Bankers Trust Corporation. The proposal required approval of holders of a majority of the 9,375,000 shares outstanding and was approved by holders of 76% of the outstanding shares, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
7,165,079	1,346,421	302,692	10,550
Proposal 4: To consider and vote upon the election as director of each of Chris A. Bagley and Keith Walz to serve a term for three years expiring at the 2010 annual meeting of stockholders, or until a successor is elected and qualified (or, if the merger described in the first proposal above is consummated, until the effective date of the merger). Election of each of the nominees required the approval of the holders of a majority of the shares present in person or represented by proxy. Each of the nominees was elected by 86% of the shares present, as follows:

	Shares Voted For	Shares Withheld
Chris A. Bagley	7,623,405	1,201,337
Keith Walz	7,623,405	1,201,337

The terms of office of Eugene S. Putnam, Jr. and Gary A. Simanson continued after the Annual Meeting.
Proposal 5: To ratify the appointment of Miller, Ellin & Company LLP as Community Bankers’ independent public accountants for the fiscal year ending December 31, 2007. The proposal required approval of holders of a majority of the shares present in person or represented by proxy. The proposal was approved by holders of 85% of the shares present, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
7,487,635	1,249,342	77,215	10,550
Proposal 6: To authorize the board of directors to adjourn the annual meeting to a later date or dates, if necessary, to allow time for further solicitation of proxies, in the event there are insufficient votes present in person or represented by proxy at the annual meeting to approve the proposals. The proposal required approval of holders of a majority of the shares present in person or represented by proxy. The proposal was approved by holders of 86% of the shares present, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
7,606,425	1,133,152	74,615	10,550
On May 29, 2008, the Company held a Special Meeting of Stockholders, originally scheduled to be held on April 25, 2008. The following is a tabulation of the voting on the proposals presented at the Special Meeting.
Proposal 1: To consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., pursuant to which BOE Financial Services of Virginia, Inc. will merge with and into Community Bankers Acquisition Corp. The proposal required approval of holders of a majority of the 9,375,000 shares outstanding and was approved by holders of 63% of the outstanding shares, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
5,886,504	2,020,466	0	0
Proposal 2: To consider and vote upon a proposal to adopt an amendment to the certificate of incorporation of Community Bankers to revise Section F of Article SIXTH to reset the terms of the classes of Community Bankers’ directors. The proposal required approval of holders of a majority of the 9,375,000 shares outstanding and was approved by holders of 58% of the outstanding shares, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
5,440,199	2,175,306	291,465	0
Proposal 3: To authorize the board of directors to adjourn the special meeting to a later date or dates, if necessary, to allow time for further solicitation of proxies, in the event there are insufficient votes present in person or presented by proxy at the special meeting to approve the proposals. The proposal required approval of holders of a majority of the shares present in person or represented by proxy. The proposal was approved by holders of 84% of the shares present, as follows:

Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
6,807,140	890,843	208,987	0

Item 6. Exhibits.
The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	By-laws as amended (4)

4.1	Specimen Unit Certificate (5)

4.2	Specimen Common Stock Certificate (5)

4.3	Specimen Warrant Certificate (5)

4.4	Form of Unit Purchase Option to be granted to the representatives (5)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (6)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (7)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (7)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (5)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders (6)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders (6)

10.4	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. (8)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas (8)

10.6	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (8)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (8)

10.8	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (8)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (8)

10.10	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte*

Exhibit No.	Description

10.11	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003 (9)

10.12	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan (10)

10.13	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan (10)

10.14	TransCommunity Financial Corporation 2007 Equity Compensation Plan (11)

10.15	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan (12)

10.16	BOE Financial Services of Virginia, Inc. Stock Incentive Plan (13)

10.17	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan (14)

10.18	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (13)

10.19	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (14)

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certification*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2008 (File No. 001-32590).

(9)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(10)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).

(11)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).

(12)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).

(13)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Form S-4 Registration Statement filed on March 24, 2000 (File No. 333-33260).

(14)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Form S-8 Registration Statement filed on November 8, 2000 (File No. 333-49538).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION (Registrant)
Date: August 14, 2008	/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer (principal executive officer)

Date: August 14, 2008	/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.10	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certification*

*	Filed herewith.