Form 10-Q
period 2008-09-30
Community Bankers Trust Corp
filed 2008-11-14
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
001-32590
(Commission File No.)
COMMUNITY BANKERS TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive
Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12,2008, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q
September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(dollars in thousands)

	September 30, 2008	December 31, 2007
	Unaudited
Assets

Cash and due from banks	$11,585	$162
Interest bearing bank deposits	9,999	—
Federal funds sold	—	—

Total cash and cash equivalents	21,584	162

United States Treasury securities held in trust fund	—	58,453
Securities available for sale, at fair value	79,935	—
Securities held to maturity, fair value of $2,968 at September 30, 2008	3,000	—
Equity securities, restricted, at cost	3,677	—

Total securities	86,612	58,453

Loans	504,481	—
Allowance for loan losses	(6,235)	—

Net loans	498,246	—

Bank premises and equipment	23,092	—
Other real estate owned	398	—
Bank owned life insurance	6,242	—
Core deposit intangibles, net	14,397	—
Goodwill	39,495	—
Other assets	4,974	826

Total assets	$695,040	$59,441

Liabilities

Deposits:
Noninterest bearing	$54,577	$—
Interest bearing	431,192	—

Total deposits	485,769	—

Federal funds purchased	9,240	—
Federal Home Loan Bank advances	37,900	—
Trust preferred capital notes	4,124	—
Deferred payment to underwriter	—	2,100
Other liabilities	7,720	339

Total liabilities	$544,753	$2,439

Common stock, subject to conversion, 1,499,250 shares at conversion value	—	11,690

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized $.01 par value)	—	—
Common stock (50,000,000 shares authorized $.01 par value) 21,468,455, 9,375,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	215	94
Additional paid in capital	148,184	42,989
Retained earnings	2,719	2,229
Accumulated other comprehensive income (loss)	(831)	—

Total stockholders’ equity	$150,287	$45,312

Total liabilities and stockholders’ equity	$695,040	$59,441

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(dollars and shares in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest and dividend income
Interest and fees on loans	$8,497	$—	$11,201	$—
Interest on federal funds sold	22	—	68	—
Interest on deposits in other banks	83	—	83	—
Interest and dividends on securities
Taxable	539	712	1,226	2,127
Nontaxable	333	—	443	—

Total interest income	9,474	712	13,021	2,127

Interest expense
Interest on deposits	2,908	—	3,935	—
Interest on federal funds purchased	101	—	114	—
Interest on other borrowed funds	277	—	357	—

Total interest expense	3,286	—	4,406	—

Net interest income	6,188	712	8,615	2,127

Provision for loan losses	1,100	—	1,334	—

Net interest income after provision for loan losses	5,088	712	7,281	2,127

Noninterest income
Service charges on deposit accounts	516	—	696
Other	238	—	357	—

Total noninterest income	754	—	1,053	—

Noninterest expense
Salaries and employee benefits	2,375	—	2,949	—
Occupancy expenses	346	—	458	—
Equipment expenses	292	—	400	—
Professional fees	375	—	475	—
Data processing fees	285	—	389	—
Amortization of intangibles	406	—	554	—
Other operating expenses	577	112	1,366	363

Total noninterest expense	4,656	112	6,591	363

Net income before income taxes	1,186	600	1,743	1,764
Income tax expense	234	228	392	743

Net income	$952	$372	$1,351	$1,021

Net (loss) income per share — basic	$0.04	$0.04	$0.09	$0.11

Net (loss) income per share — diluted	$0.04	$0.03	$0.08	$0.09

Weighted average number of shares outstanding
basic	21,469	9,375	14,750	9,375
diluted	21,486	11,814	16,197	11,750
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
(dollars in thousands)

	Common Stock		Additional	Retained	Accumulated Other
	Shares	Amount	Paid in Capital	Earnings	Comprehensive Loss	Total
Balance, December 31, 2006	9,375,000	$94	$43,141	$882	$—	$44,117

Net income				1,021		1,021
Reevaluation of shares subject to redemption			(43)			(43)

Balance, September 30, 2007	9,375,000	$94	$43,098	$1,903	$—	$45,095

Net income				326		326
Reevaluation of shares subject to redemption			(109)			(109)

Balance, December 31, 2007	9,375,000	$94	$42,989	$2,229	$—	$45,312

Net income				1,351		1,351
Unrealized loss on securities available for sale, net of taxes					(831)	(831)

Total comprehensive income						520
Cash dividend, $0.04 per share, paid August 29, 2008				(861)		(861)
Redemption of shares related to appraisal rights	(2,272)		(11)			(11)
Common stock issued in connection bank acquisitions	12,095,727	121	105,206			105,327

Balance, September 30, 2008	21,468,455	$215	$148,184	$2,719	$(831)	$150,287

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(IN THOUSANDS)

	2008	2007
Operating activities:
Net income	$1,351	$1,021
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Intangibles Amortization	750	—
Provision for loan losses	1,334	—
Amortization of security premiums and accretion of discounts, net	54	—
Change in loans held for sale	721	—
Net (gain)/loss on sale of loans	(15)	—
Changes in assets and liabilities:
Increase/(decrease) in other assets	(3,108)	(643)
Increase/(decrease) in accrued expenses and other liabilities	(3,190)	(301)

Net cash (used in) provided by operating activities	(2,103)	77

Investing activities:
Proceeds from securities	65,131	—
Purchase of securities	(23,489)	(217)
Net increase in loans	(28,641)	—
Purchase of premises and equipment, net	(989)	—
Cash acquired in bank acquisitions	10,016	—

Net cash used in investing activities	22,028	(217)

Financing activities:
Net decrease in noninterest bearing and interest bearing demand deposits	(5,693)	—
Net change in federal funds purchased	(1,095)	—
Net increase in Federal Home Loan Bank advances	20,000	—
Cash paid to redeem shares related to asserted appraisal rights	(11)	—
Cash dividends paid	(861)
Cash paid to shareholders for converted shares	(10,843)	—

Net cash (used in) financing activities	1,497	—

Net increase in cash and cash equivalents	21,422	(140)

Cash and cash equivalents:
Beginning of the period	162	537

End of the period	$21,584	$397

Supplemental disclosures of cash flow information:
Interest paid	$4,689	$—
Income taxes paid	$—	$—
Transfers of OREO property	$224	$—

Transactions Related to the Acquisition of TFC and BOE
Increase in assets and liabilities:
Loans	$471,864
Securities	$71,123
Other Assets	$83,769
Non-interest bearing deposits	$52,790
Interest bearing deposits	$438,672
Borrowings	$32,359
Other liabilities	$8,861
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Community Bankers Trust Corporation (the “Company”) was incorporated in Delaware on April 6, 2005 under the name Community Bankers Acquisition Corp. as a blank check company whose objective was to merge with or acquire an operating commercial bank or bank holding company. On May 31, 2008, the Company changed its name to Community Bankers Trust Corporation in connection with the acquisitions of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”).
Effective July 31, 2008, TransCommunity Bank, N.A. (Glen Allen, Virginia) was consolidated into Bank of Essex (Tappahannock, Virginia) under Bank of Essex’s state charter. As a result, CBTC was a one-bank holding company as of September 30, 2008.
The consolidated statements presented include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company as of September 30, 2008 and December 31, 2007. The statements should be read in conjunction with the financial statements and Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The financial information with respect to the operations of CBAC, prior to the merger date, and including, the first quarter of 2008 and the first three quarters of 2007, do not provide any meaningful basis for comparison since CBAC was not an operating company during those periods. As a result of the acquisitions of TFC and BOE, the Company, on May 31, 2008, became an operating company. Consequently, the Company lacks consistent periods to report.
In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the three months and nine months ended September 30, 2008 and 2007. At September 30, 2007, the Company had not yet commenced operations. All activity from April 6, 2005 (inception) through May 31, 2008 relates to the Company’s formation, the public offering, and business combination. Upon approval by the Board of Directors, the Company changed its year end reporting to a calendar year end and reflected in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Therefore, any information reported for the period ended September 30, 2007 includes nine months of operations for the Company.
The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles are not presented pursuant to such rules and regulations, because the periods reported are not comparable.
2. ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
Certain reclassifications have been made to prior period balances to conform to the current period presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Interim Auditing Standards Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.
In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.
4. MERGERS AND ACQUISITIONS
On September 7, 2007, the Company issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of September 5, 2007, with TransCommunity Financial Corporation (the “TFC Agreement”), which provided for the merger of TFC with and into Company. Effective May 31, 2008 at 11:58 p.m., the Company consummated the merger between the Company and TFC pursuant to the terms of the TFC Agreement (the “TFC Merger”). In connection with the TFC Merger, TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Company. The material terms of the TFC Merger Agreement and certain financial and other information about the Company and TFC are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-148675) originally filed January 15, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “TFC Merger Proxy”), TFC’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-33355), and TFC’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-33355).
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
Prior to the mergers, $54.35 million of the net proceeds from the CBAC initial public offering including $2.1 million of deferred underwriting discounts and commissions was held in trust by CBAC for the purpose of completing a business combination. Of such funds, $45.6 million was released to the Company upon completion of the TFC Business Combination and BOE Merger, after payment of the deferred discount and $10.8 million to stockholders who converted their shares to cash.
5. GOODWILL AND INTANGIBLE ASSETS
The Company follows SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within SFAS 142 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded, and no impairments were experienced in the periods reported.
Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets and $39.5 million in goodwill. Core deposit intangible assets related to the mergers are being amortized over 9 years.
Goodwill and other intangible assets as of September 30, 2008, are presented in the following table:

	Gross Carrying	Accumulated	Net Carrying
(dollars in thousands)	Value	Amortization	Value

Goodwill	$39,495	$—	$39,495
Core deposit intangibles	14,951	554	14,397
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
Fair Value Hierarchy
Under SFAS 157, Fair Value Measurement, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Loans
The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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

(in thousands)
September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$79,935	$—	$79,935	$

Total assets at fair value	$79,935	$—	$79,935		$—

Total liabilities at fair value	$—	$—	$—		$—

The Company had no Level 1 or Level 3 assets measured at fair value on a recurring basis at September 30, 2008.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

(in thousands)
September 30, 2008	Total	Level 1	Level 2	Level 3
Loans — impaired loans	$7,667	$—	$5,032	$2,635
Other real estate owned (OREO)	$398	$—	$398	$—

Total assets at fair value	$8,065	$—	$5,430	$2,635

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 1 assets measured at fair value on a nonrecurring basis at September 30, 2008.
7. SECURITIES
Amortized costs and fair values of securities available for sale at September 30, 2008 were as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$3,259	$10	$—	$3,269
U.S. Agency and mortgage-backed securities	9,066	9	(38)	9,037
Government Sponsored Enterprises	24,127	133	(91)	24,169
Obligations of state and political subdivisions	38,046	194	(527)	37,713
Corporate debt securities	5,706	1	(344)	5,363
Other equity securities	81	309	(6)	384

Total	$80,285	$656	$(1,006)	$79,935

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2008 were as follows:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries securities	$—	$—	$—	$—	$—	$—
U.S. Agency and mortgage-backed securities	3,512	(38)	—	—	3,512	(38)
Government Sponsored Enterprises	11,163	(91)	—	—	11,163	(91)
Obligations of state and political subdivisions	21,184	(527)	—	—	21,184	(527)
Corporate debt securities	4,596	(344)	—	—	4,596	(344)
Other equity securities	9	(6)	—	—	9	(6)

Total	$40,464	$(1,006)	$—	$—	$40,464	$(1,006)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered other than temporary. At this time, the Company considers all impairments to be temporary as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.
Amortized costs and fair values of securities held to maturity at September 30, 2008 were as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
U.S. Agency and mortgage-backed securities	$3,000	$—	$(32)	$2,968

Total	$3,000	$—	$(32)	$2,968

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position at September 30, 2008 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Agency and mortgage-backed securities	$2,968	$(32)	$—	$—	$2,968	$(32)

Total	$2,968	$(32)	$—	$—	$2,968	$(32)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered other than temporary as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.

8. LOANS
There were no loans at December 31, 2007. The Company’s loan portfolio, as of September 30, 2008, was comprised of the following:

(dollars in thousands)

Real estate loans	$411,091
Agricultural loans	1,666
Commercial and industrial loans	68,860
Consumer, installment and other loans	23,452
Unearned income	(588)

Total loans	$504,481

9. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses, as of September 30, 2008, was comprised of the following:

(dollars in thousands)

Allowance acquired with bank acquisitions	$4,993
Provision for loan losses	1,334
Recoveries of loans charged off	36
Loans charged off	(128)

Balance at end of period	$6,235

As of September 30, 2008, total impaired loans equaled $7.7 million.

10. EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive potential common shares outstanding attributable to stock instruments.

		Weighted
		Average
	Income	Shares	Per Share
(dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the Three Months ended September 30, 2008
Basic EPS	$952	21,469	$0.04
Effect of dilutive stock awards		17	—

Diluted EPS	$952	21,486	$0.04

For the Three Months ended September 30, 2007
Basic EPS	$372	9,375	$0.04
Effect of dilutive stock awards		2,439	(0.01)

Diluted EPS	$372	11,814	$0.03

For the Nine Months ended September 30, 2008
Basic EPS	$1,351	14,750	$0.09
Effect of dilutive stock awards		1,447	(0.01)

Diluted EPS	$1,351	16,197	$0.08

For the Nine Months ended September 30, 2007
Basic EPS	$1,021	9,375	$0.11
Effect of dilutive stock awards		2,375	(0.02)

Diluted EPS	$1,021	11,750	$0.09

There were 8,986,049 shares in the Company available through options and warrants that were considered anti-dilutive as of September 30, 2008.
11. DEFINED BENEFIT PLAN
The wholly-owned subsidiary Bank of Essex has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.
Components of Net Periodic Benefit Cost

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2008	September 30, 2008
Service cost	$93	$124
Interest cost	78	104
Expected return on plan assets	(81)	(108)
Amortization of prior service cost	3	4
Amortization of net obligation at transition	(3)	(4)
Amortization of net loss	3	4

Net periodic benefit cost	$93	$124

As of September 30, 2008, no employer contributions have been made. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401K). A determination during fiscal 2008 will be made for the current and future benefits for all full-time employees of the combined entities.

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
A summary of the options is shown in the following table:

	TFC	BOE
	2008	2008

Outstanding at January 1	275,175	29,359
Granted	—	—
Exercised	—	(1,176)
Lapsed	(41,125)	—

Options outstanding at May 31	234,050	28,183
Options converted in connection with bank acquisition	332,351	161,426

Options outstanding at September 30	332,351	161,426
Options exercisable at September 30	332,351	161,426
Weighted average exercise price	$6.83	$4.13
Weighted average remaining contracted life at September 30	51 months	57 months
Currently, the Company does not have any stock-based compensation plan that is issuing new instruments. However, the Company’s Compensation Committee and Board of Directors is considering various types of stock-based compensation plans to be presented to shareholders at its 2009 annual meeting.
13. CAPITAL
On May 31, 2008, the Company issued approximately 13.5 million shares for $116.2 million in relation to the TFC and BOE mergers. In addition, Company shareholders redeemed 1.4 million shares at $7.72 per share, which equaled $10.8 million.
14. SUBSEQUENT EVENTS
CBTC filed an 8-K and attached a press release on November 4, 2008 announcing that the Company had declared its second quarterly dividend payment. The payment will be made to shareholders of record on November 14, 2008 and payable on November 25, 2008 at a rate of $0.04 per common share. Additionally, CBTC filed an 8-K on November 13, 2008, and attached a press release reporting its financial results for the three month and nine months ended September 30, 2008.

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
General
CBTC was incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. CBTC consummated its initial public offering on June 8, 2006. At June 30, 2008, the Company was operating with two banking subsidiaries, TransCommunity Bank, N.A., headquartered in Glen Allen, Virginia and Bank of Essex, headquartered in Tappahannock, Virginia. On May 31, 2008 these institutions became wholly-owned subsidiaries of the Company. On July 31, 2008, TransCommunity Bank, N.A. merged into Bank of Essex. TransCommunity Bank, N.A.’s separate operating divisions, Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge are now operating under the Bank of Essex charter, with their own local market Presidents and Advisory Boards.
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
Allowance for Loan and Lease Losses — The allowance for loan and lease losses (“ALLL”) is maintained at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Since arriving at an appropriate ALLL involves a high degree of management judgment, an ongoing quarterly analysis to develop a range of estimated losses is utilized. In accordance with accounting principles generally accepted in the United States, best estimates within the range of potential credit loss to determine the appropriate ALLL is utilized. Credit losses are charged and recoveries are credited to the ALLL.
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
Goodwill and Other Intangible Assets
The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $554,000 for the four months ended September 30, 2008. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers.
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

Industry Overview
The banking industry faces a number of challenges in the current economic environment. Widespread problems in the area of mortgage lending have led to the downfall of certain government-sponsored mortgage companies with a ripple effect throughout the financial sector. Companies are having a hard time maintaining an appropriate level of liquidity. The need to increase reserves for loan losses in this uncertain climate, while prudent, has the effect of limiting or threatening profitability. Additionally, declining interest rates are compressing net interest margins. To help spur the economy, the Federal Reserve has decreased rates 425 basis points since September 18, 2007. However, the anticipated effects of the rate cuts have not been broadly felt. During this challenging time, management plans to focus on its asset quality, liquidity and the net interest margin. While most of the banking industry news has been negative, management believes its conservative and proven banking practices will serve the Company well during this economic downturn.
Management believes that while banking prospects seem uncertain, the industry offers the opportunity for mergers or acquisitions and an attractive operating environment for target businesses. Further, management is aware of a number of distressed or failed depository institutions, and believes there will be more to follow. Management will consider these depository institutions as possible acquisition opportunities in a manner that is best for its shareholders. According to statistics as of December 31, 2004, published by the Federal Deposit Insurance Corporation (FDIC), there are more than 3,000 commercial banks in the U.S. with assets of $100 to $500 million, more than 2,400 of which have less than $300 million in assets.
Members of the Company’s management team and board of directors have experience in operating banks, negotiating and consummating merger and acquisition transactions as well as implementing and integrating such transactions with existing bank operations. We intend to leverage the experience of our management team and our capital to create value for our shareholders.
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
Community Bankers Trust Corporation is a $695 million community bank holding company formed on May 31, 2008, as a result of the consummation of the merger between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, and Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. The Company’s headquarters are located in Glen Allen, Virginia which is a part of the greater Richmond, Virginia, metropolitan market.
Currently, the Company operates 13 full service banking facilities that extend from the Chesapeake Bay to Lexington, Virginia. Eight offices operate as Bank of Essex, including two branches in Northumberland County operating in temporary facilities while construction on their permanent branches is expected to be completed early in 2009. Operating as divisions of Bank of Essex are two Bank of Goochland offices, one as Bank of Powhatan, one as Bank of Louisa and one as Bank of Rockbridge.
The Company’s website can be accessed through the internet at www.cbtrustcorp.com. Additional information is available for the Bank of Essex at www.bankofessex.com. The shares of the Company are traded on the American Stock Exchange (AMEX) under the symbol “BTC”.
As of September 30, 2008, the Company had total assets of $695.040 million, an increase of $635.599 million, or 1,069.29%, from $59.441 million at December 31, 2007. Total loans amounted to $504.481 million on September 30, 2008 and were $0 on December 31, 2007. As further described in the Note 4 to the consolidated financial statements, the Company acquired TFC and BOE effective May 31, 2008. The Company’s securities portfolio increased $28.159 million, from $58.453 million at December 31, 2007, to $86.612 million at September 30, 2008. The Company had Federal funds purchased of $9.24 million on September 30, 2008 and none on December 31, 2007.
The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the September 30, 2008 securities AFS portfolio was $79.935 million. At September 30, 2008, $831,000 represented the Company’s net unrealized loss on AFS securities.
Total deposits at September 30, 2008 were $485.769 million and were $0 at December 31, 2007.
Stockholders’ equity at September 30, 2008 was $150.287 million and represented 21.62% of total assets. Stockholders’ equity was $45.312 million, or 76.23% of total assets at December 31, 2007.
Results of Operations
Net income for the three month and nine month periods of 2008 reflects full three and nine month periods for the Company and three and four months of consolidated operations for the holding company and banking subsidiaries.
Net Income
Net income was $952,000 for the third quarter of 2008, or $0.04 per diluted share. This compares to net income of $372,000, or $0.03 per diluted share in the third quarter of 2007. The increase in earnings for the third quarter of 2008 compared to 2007 was $580,000, or 155.9%.
For the nine month period ended September 30, 2008 net income was $1.351 million. This compares to net income of $1.021 million for the same period in 2007. For the nine month period in 2008, net income for the Company increased by $330,000, or 32.3%. Fully diluted earnings per share were $0.08 and $0.09, respectively, for the nine month periods ended September 30, 2008 and September 30, 2007.
Nonaccruing loans were $2.535 million at September 30, 2008, or 0.50% of total loans. Loans past due 90 days or more and accruing interest were $2.413 million at September 30, 2008. Net charge-offs on loans were $47,000 and $92,000 for the three and nine months ended September 30, 2008, respectively.

Net Interest Income
The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2008, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $122.760 million, compared with a $58.453 million excess at December 31, 2007.
Net interest income was $6.188 million for the three months ended September 30, 2008 compared to $712,000 for the same period in 2007. Net interest income was $8.615 million for the nine months ended September 30, 2008 compared to $2.127 million for the same period in 2007.
The Company’s total loans-to-deposits ratio was 103.85% at September 30, 2008 and 0% at December 31, 2007.
Provision for Credit Losses
The Company’s provision for loan losses was $1.1 million for the third quarter of 2008 and $1.334 million for the first nine months of 2008. For the three and nine months ended September 30, 2008, net charged-off loans were $47,000 and $92,000, respectively. There were no provisions, charge-offs or recoveries during 2007.
Noninterest Income
For the three months ended September 30, 2008, noninterest income was $754,000 compared to $0 in the same period of 2007. Service charges on deposit accounts were $516,000 and other noninterest income was $238,000.
For the nine months ended September 30, 2008, noninterest income was $1.053 million compared to $0 in the same period of 2007. Service charges on deposit accounts were $696,000 and other noninterest income was $357,000.
Noninterest Expenses
For the three month period ended September 30, 2008, noninterest expenses were $4.656 million. Salaries and employee benefits were $2.375 million and represented the largest component of this category. Other overhead costs included other operating expenses of $577,000, amortization of intangibles of $406,000, occupancy expenses of $346,000, equipment expense of $292,000, data processing fees of $285,000 and professional fees of $375,000 for the operating period.
For the nine month period ended September 30, 2008, noninterest expenses were $6.591 million. Salaries and employee benefits were $2.949 million and represented the largest component of overhead. Other noninterest expenses included other operating expenses of $1.366 million, amortization of intangibles of $554,000, occupancy expenses of $458,000, equipment expense of $400,000, data processing fees of $389,000 and professional fees of $475,000 for the operating period.
During the fourth quarter of 2008, the Company consolidated its computer operating systems. While this will create economies of scale and increase capacity, there will be significant installation, training and implementation costs incurred.
Income Taxes
Income tax expense was $234,000 for the third quarter of 2008, compared to $228,000 for the same period in 2007. For the nine months ended September 30, 2008, income tax expense was $392,000 and $743,000 for the nine month period ended September 30, 2007.
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

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At September 30, 2008, nonperforming assets totaled $5.346 million. Despite increasing industry concerns over credit issues, the Company’s asset quality remains strong. Net charge-offs were $47,000 and $92,000 for the three and nine months ended September 30, 2008, respectively.
Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain relatively stable. While the Company incurred appropriate provisions for loan losses and thus an adequate level of allowance for loan losses, there has been no significant deterioration in the quality of the loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.
The following table sets forth selected asset quality data and ratios for the quarter ending:

(dollars in thousands)	September 30, 2008
Nonaccrual loans	$2,535
Loans past due over 90 days	2,413
Other real estate owned	398

Total nonperforming assets	$5,346

Balances
Allowance for loan losses	$6,235
Average loans during quarter, net of unearned income	$496,498
Loans, net of unearned income	$504,481

Ratios
Allowance for loan losses to loans	1.24%
Allowance for loan losses to nonperforming assets	116.6%
Nonperforming assets to loans & other real estate	1.06%
3rd quarter net charge-offs to average loans, annualized	0.04%
See Footnote 8 to these financial statements for information related to the allowance for loan losses. As of September 30, 2008, total impaired loans equaled $7.7 million.
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

The Company’s ratio of total capital to risk-weighted assets was 19.88% on September 30, 2008. The ratio of Tier 1 Capital to risk-weighted assets was 18.15% on September 30, 2008. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 16.67% on September 30, 2008. These ratios exceed regulatory minimums. In the fourth quarter of 2003, the Company issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 5.80% in the third quarter of 2008.
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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The bank Bank of Essex uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Item 4T. Controls and Procedures.
As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were adequate to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Further, on May 31, 2008, the Company consummated the merger between Community Bankers Acquisition Corporation and TransCommunity Financial Corporation, and the merger between Community Bankers Acquisition Corporation and BOE Financial Services of Virginia, Inc., respectively. With the completion of the mergers, and effective as of the merger dates the Company has acquired and entered into Employment Agreements with various individuals possessing substantial banking and reporting experience. The Company has in place a Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chief Strategic Officer. These individuals have extensive experience in operating under the disclosure controls and procedures promulgated under Sections 13a-15(e) and 15d-15(e) of the Exchange Act.

Additionally, the Company’s banking subsidiary has in place a Bank President, who is currently serving as an interim Chief Credit Officer. In addition, there is a Chief Risk Officer, overseeing Internal Audit throughout the bank, a Human Resources Officer, and an Operations Officer. All of these individuals possess vast experience in their areas of expertise. It is management’s opinion that as a result of these factors disclosure controls and procedures were adequate and that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
The integration process of back office functions and computer systems for the two banks has begun. The Company performed a mid-October conversion to a single core operating system. Some functions and hardware/software not dependent on the core conversion were integrated prior to mid-October. As job responsibilities, processes, systems and policies change throughout the Company, internal controls will change accordingly. On an ongoing basis, changes to internal controls for financial reporting purposes will be documented to meet Sarbanes-Oxley requirements. While limited work has occurred, it is anticipated that the bulk of internal control testing and subsequent remediation will occur in the fourth quarter.
As a December 31, 2008, the Company’s management will be required to assess the effectiveness of internal controls over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the upcoming assessment, management will need to determine if the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria. To be able to make an affirmative assessment, management believes that it will need to establish sufficient documentation and testing of its established disclosure controls and procedures under Sections 13a-15(e) and 15d-15(e) of the Exchange Act and the COSO framework.
Additionally, the Company’s independent registered public accounting firm will audit our consolidated financial statements to be included in the Annual Report on Form 10-K for the year ended December 31, 2008 and will issue an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008. The report will state an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of operations, the Company and its subsidiary banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against the Company or any of its subsidiaries which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or any of its subsidiaries.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 6. Exhibits.
The following exhibits are filed as part of this Form 10-Q and this list includes the Exhibit Index:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	By-laws as amended (4)

4.1	Specimen Unit Certificate (5)

4.2	Specimen Common Stock Certificate (5)

4.3	Specimen Warrant Certificate (5)

4.4	Form of Unit Purchase Option to be granted to the representatives (5)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (6)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (7)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (7)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (5)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders (6)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders (6)

10.4	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. (8)

Exhibit No.	Description

10.5	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas (8)

10.6	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (8)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (8)

10.8	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (8)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (8)

10.10	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte (9)

10.11	Employment and Change in Control Agreement between Community Bankers Trust Corporation and Gary A. Simanson

10.12	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003 (10)

10.13	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan (11)

10.14	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan (11)

10.15	TransCommunity Financial Corporation 2007 Equity Compensation Plan (12)

10.16	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan (13)

10.17	BOE Financial Services of Virginia, Inc. Stock Incentive Plan (14)

10.18	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan (15)

10.19	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (14)

10.20	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certification*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 28, 2008 (File No. 001-32590).

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32590)

(10)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(11)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).

(12)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).

(13)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).

(14)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Form S-4 Registration Statement filed on March 24, 2000 (File No. 333-33260).

(15)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Form S-8 Registration Statement filed on November 8, 2000 (File No. 333-49538).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

Date: November 14, 2008	/s/ George M. Longest, Jr. George M. Longest, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2008	/s/ Bruce E. Thomas Bruce E. Thomas
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.11	Employment and Change in Control Agreement between Community Bankers Trust Corporation and Gary A. Simanson

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer

32.1	Section 1350 Certification