Form 10-K
period 2008-12-31
Community Bankers Trust Corp
filed 2009-03-31
CIK 1323648

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32590
COMMUNITY BANKERS TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
4235 Innslake Drive, Suite 200 Glen Allen, Virginia (Address of principal executive offices)	23060 (Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	NYSE Amex
Common Stock, $0.01 par value	NYSE Amex
Warrants to Purchase Common Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $93,445,412

On March 2, 2009, there were 21,468,455 shares of the registrant’s common stock, par value $.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2009 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

NOTE

In October 2007, Community Bankers Trust Corporation, formerly known as Community Bankers Acquisition Corp., changed its fiscal year end from March 31 to December 31. In accordance with the rules and regulations of the Securities and Exchange Commission, the financial statements included in this Annual Report on Form 10-K reflect our results of operations for the 12 months ended December 31, 2008 and the nine months ended December 31, 2007 (audited) and 2006 (unaudited). When used in this report, “fiscal 2007” means the nine month period, or transition period, from April 1, 2007 to December 31, 2007, our year ended March 31, 2007, means the period from April 1, 2006 through March 31, 2007, and “fiscal 2006” means the year ended March 31, 2006.

Unless otherwise provided in this Annual Report on Form 10-K, references to the “Company,” “CBTC”, “we,” “us” and “our” refer to Community Bankers Trust Corporation.

PART I

ITEM 1.	BUSINESS

General

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Bank of Essex, a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia.

Bank of Essex was established in 1926 and is headquartered in Tappahannock, Virginia. Bank of Essex engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Thirteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

Sixteen of Bank of Essex’s offices operate as separate divisions under the Bank of Essex charter. In Virginia, two offices operate under the name of “Bank of Goochland” and one office each operates under the names of “Bank of Powhatan,” “Bank of Louisa” and “Bank of Rockbridge.” Each of these divisions has its own local banking presidents and advisory boards. The 11 offices in Maryland and Georgia operate under the name “Essex Bank, a division of Bank of Essex.”

The Company was initially formed as a blank check company under the name “Community Bankers Acquisition Corp.” As a “Targeted Acquisition Corporation”sm or “TAC,”sm the Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Prior to its acquisition of two bank holding companies in 2008, the Company’s activities were limited to organizational matters, completing its initial public offering and seeking and evaluating possible business combination opportunities. On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The Company changed its corporate name in connection with the acquisitions.

Essex Services, Inc. is a wholly-owned subsidiary of Bank of Essex and was formed to sell title insurance to Bank of Essex’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with VBA Investments, LLC.

The Company’s corporate headquarters are located at 4235 Innslake Drive, Suite 200, Glen Allen, Virginia 23060. The telephone number of the corporate headquarters is (804) 934-9999.

Recent Developments

Initial Capitalization

On June 8, 2006, the Company consummated its initial public offering of 7,500,000 units, which commenced trading on NYSE Amex (formerly NYSE Alternext US and the American Stock Exchange) under the symbol “BTC.U”. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of our common stock at an exercise price of $5.00 per share beginning upon the consummation of a business combination. The Company’s common stock and warrants started trading separately on NYSE Amex as of September 5, 2006, under the symbols “BTC” and “BTC.WS,” respectively.

Acquisitions of TFC and BOE

On May 31, 2008, the Company acquired TFC in a merger transaction. In connection with this merger, TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, each share of TFC’s issued and outstanding common stock was converted into 1.4200 shares of the Company’s common stock.

The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired as of May 31, 2008 of $268.8 million, including $241.9 million of loans, and liabilities assumed were $241.7 million, including $232.1 million of deposits. As a result of the merger, the Company recorded $22.2 million of goodwill and $5.3 million of core deposit intangibles.

TFC was a financial holding company and the parent company of TransCommunity Bank, N.A. TFC had been formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking institutions. Until June 29, 2007, TFC was the holding company for four separately-chartered banking subsidiaries — Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge. On June 29, 2007, these four subsidiaries were consolidated into a new TransCommunity Bank, N.A.. Each former subsidiary then operated as a division of TransCommunity Bank, N.A., but retained its name and local identity in the community that it served.

In addition, on May 31, 2008, the Company acquired BOE in a merger transaction, in connection with this merger, Bank of Essex, then a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, each share of BOE’s issued and outstanding common stock was converted into 5.7278 shares of the Company’s common stock.

The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired as of May 31, 2008 of $317.6 million, including $233.3 million of loans, and liabilities assumed were $288.0 million, including $256.4 million of deposits. As a result of the merger, the Company recorded $17.3 million of goodwill and $9.7 million of core deposit intangibles.

BOE was incorporated under Virginia law in 2000 to become the holding company for the Bank of Essex.

Both transactions were valued at a combined $106.9 million. The transactions resulted in total assets acquired as of May 31, 2008 of $586.4 million, including $475.2 million of loans, and liabilities assumed were $529.7 million, including $488.5 million of deposits. As a result of the mergers, the Company recorded a total of $39.5 million of goodwill and $15.0 million of core deposit intangibles.

Consolidation of Banking Operations

Immediately following the mergers with TFC and BOE, the Company operated TransCommunity Bank and Bank of Essex as separate banking subsidiaries. TransCommunity Bank’s offices operated under the Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge division names.

Effective July 31, 2008, TransCommunity Bank was consolidated into Bank of Essex under Bank of Essex’s state charter. As a result, the Company was a one-bank holding company as of the September 30, 2008 reporting date.

Acquisition of Georgia Operations

On November 21, 2008, Bank of Essex acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, Bank of Essex and the FDIC.

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $600 million in deposits, approximately $250 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on all deposits, excluding brokered and internet deposits. All deposits have been fully assumed, and all deposits insured prior to the closing of the transaction maintain their current insurance coverage. Other than loans fully secured by deposit accounts, Bank of Essex did not purchase any loans but is providing loan servicing to TCB’s former loan customers. Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex had 60 days to evaluate and, at its sole option, purchase any of the remaining TCB loans. Bank of Essex purchased

175 loans totaling $21 million were purchased on January 9, 2009. In addition, Bank of Essex purchased the former banking premises of TCB.

The former branch offices of TCB opened on November 24, 2008 under the name “Essex Bank, a division of Bank of Essex.”

Issuance of Preferred Stock

On December 19, 2008, the Company issued 17,680 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a related common stock warrant to the United States Department of the Treasury for a total price of $17,680,000. The issuance and receipt of proceeds from the Department of the Treasury were made under its voluntary Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital.

The Series A Preferred Stock has a liquidation amount per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The common stock warrant permits the Department of the Treasury to purchase 780,000 shares of common stock at an exercise price of $3.40 per share.

Acquisition of Maryland Operations

On January 30, 2009, Bank of Essex acquired certain assets and assumed all deposit liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”). The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB, Bank of Essex and the FDIC.

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $312 million in deposits, all of which were deemed to be core deposits. Bank of Essex received a discount on these deposits of $45 million. Bank of Essex purchased approximately $348 million in loans and other assets and is providing loan servicing to SFSB’s existing loan customers. Bank of Essex has entered into a loss share arrangement with the FDIC with respect to the assets purchased. All deposits have been fully assumed, and all deposits maintain their current insurance coverage.

The former branch offices of SFSB opened on January 31, 2009 under the name “Essex Bank, a division of Bank of Essex.”

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

Competition

Within its market areas in Virginia, Georgia and Maryland, Bank of Essex operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to Bank of Essex. Many of these institutions have significantly higher lending limits than Bank of Essex. In addition, there can be no assurance that other financial institutions, with substantially greater resources than Bank of Essex, will not establish operations in its service area. The financial services industry remains highly competitive and is constantly evolving.

The activities in which we engage are highly competitive. Financial institutions such as savings and loan associations, credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition that we face. Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business. The tax-free status granted to credit unions provides them a significant competitive advantage. Many of the largest banks operating in Virginia, Maryland and Georgia, including some of the largest banks in the country, have offices in our market areas. Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us. We face competition from institutions that offer products and services that we do not or cannot currently offer. Some institutions with which we compete offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns. We expect the level of competition to increase.

Factors such as rates offered on loan and deposit products, types of products offered, and the number and location of branch offices, as well as the reputation of institutions in the market, affect competition for loans and deposits. Bank of Essex emphasizes customer service, establishing long-term relationships with its customers, thereby creating customer loyalty, and providing adequate product lines for individuals and small to medium-sized business customers.

The Company would not be materially or adversely impacted by the loss of a single customer. The Company is not dependent upon a single or a few customers.

Employees

As of December 31, 2008, the Company had approximately 220 full-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

Available Information

The Company files with or furnishes to the Securities and Exchange Commission annual, quarterly and current reports, proxy statements, and various other documents under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that the Company files with or furnishes to the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including the Company, that file or furnish documents electronically with the SEC.

The Company also makes available free of charge on or through our internet website (www.cbtrustcorp.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Company and Bank of Essex. These federal and state laws and regulations have been enacted generally for the protection of depositors in national and state banks and not for the protection of stockholders of bank holding companies or banks.

Bank Holding Companies

The Company is registered as a bank holding company under the BHCA and, as a result, is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident to it. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require.

Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state. The law allows interstate bank mergers, subject to “opt-in or opt-out” action by individual states. Virginia adopted early “opt-in” legislation that allows interstate bank mergers. These laws also permit interstate branch acquisitions and de novo branching in Virginia by out-of-state banks if reciprocal treatment is accorded Virginia banks in the state of the acquirer.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositor of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.

The Federal Deposit Insurance Act (“FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event that a receiver is appointed to distribute the assets of the Bank of Essex.

The Company was required to register in Virginia with the State Corporation Commission under the financial institution holding company laws of Virginia. Accordingly, the Company is subject to regulation and supervision by the SCC.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted in November 1999. The Act draws new lines between the types of activities that are permitted for banking organizations that are financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

The Act created a new form of financial organization called a financial holding company that may own and control banks, insurance companies and securities firms. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity. These activities include insurance, securities transactions and traditional banking related activities. The Act establishes a consultative and cooperative procedure between the Federal Reserve and the Secretary of the Treasury for the designation of new activities that are financial in nature within the scope of the activities permitted by the Act for a financial holding company. A financial holding company must satisfy special criteria to qualify for the expanded financial powers authorized by the Act. Among those criteria are requirements that all of the depository institutions owned by the financial holding company be rated as well-capitalized and well-managed and that all of its insured depository institutions have received a satisfactory ratio for Community Reinvestment Act compliance during their last examination. A bank holding company that does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve has recognized as permissible for bank holding companies prior to the date of enactment of the Act. The Act also authorizes a state bank to have a financial subsidiary that engages as a principal in the same activities that are permitted for a financial subsidiary of a national bank if the state bank meets eligibility criteria and special conditions for maintaining the financial subsidiary.

The Act repealed the prohibition in the Glass-Steagall Act on bank affiliations with companies that are engaged primarily in securities underwriting activities. The Act authorizes a financial holding company to engage in a wide range of securities activities, including underwriting, broker/dealer activities and investment company and investment advisory activities.

The Act provides additional opportunities for financial holding companies to engage in activities that are financial in nature or incidental to an activity that is financial in nature or complementary thereto provided that any such financial holding company is willing to comply with the conditions, restrictions and limitations placed on financial holding companies contained in the Act and the regulations to be adopted under the Act. Financial in nature activities include: securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be proper incidents thereto. The Company is a financial holding company under the Act.

Under the Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, effective July 1, 2001, financial institutions must provide: initial notices to customers about their privacy policies, including a description of the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA Patriot Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA Patriot Act, financial institutions are obligated to establish anti-money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the names of known or suspected terrorists. The USA Patriot Act does not have a material or adverse impact on Bank of Essex’s products or services but compliance with this act creates a cost of compliance and a reporting obligation.

Capital Requirements

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•	Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets;

•	Tier 1 Capital ratio, which is Tier 1 Capital as a percentage of total risk-weighted assets; and

•	Leverage ratio, which is Tier 1 Capital as a percentage of adjusted average total assets.

Under these regulations, a bank will be:

•	“Well Capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“Adequately Capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater — or 3% in certain circumstances — and is not well capitalized;

•	“Undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% — or 3% in certain circumstances;

•	“Significantly Undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“Critically Undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain in compliance with these capital requirements.

The Company is a legal entity separate and distinct from Bank of Essex. The majority of the Company’s revenues are from dividends paid to the Company by Bank of Essex. Bank of Essex is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and Bank of Essex are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of Bank of Essex to pay dividends. During the year ended December 31, 2008, Bank of Essex did not pay any dividends to the Company. The Company paid $1.755 million in dividends to its shareholders in 2008.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. CRA requires the adoption of a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to CRA. Among other changes, CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the Gramm-Leach-Bliley Act if any bank subsidiary received less than a “satisfactory” rating in its latest CRA examination. The Company believes that it is currently in compliance with CRA.

Fair Lending; Consumer Laws

In addition to CRA, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Governmental Policies

The Federal Reserve Board regulates money, credit and interest rates in order to influence general economic conditions. These policies influence overall growth and distribution of bank loans, investments and deposits. These policies also affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Emergency Economic Stabilization Act

On October 3, 2008, in response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law by President Bush and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Department of the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments. Its purpose was to stabilize and providing liquidity to the U.S. financial markets. There have been numerous actions by the Federal Reserve Board, Congress, the Department of the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009 by President Obama. It is more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Department of the Treasury, until the institution has repaid the Department of the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to its consultation with the recipient’s appropriate regulatory agency.

Future Regulatory Uncertainty

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal and state regulation of financial institutions may change in the future and impact its operations. Although Congress and the state legislature in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company that has determined to provide the following disclosure. Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our common stock. The risk factors applicable to us are the following:

Our future success is dependent on our ability to compete effectively in the highly competitive banking and financial services industry.

We face vigorous competition from other commercial banks, savings and loan associations, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other types of financial institutions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our nonbank competitors are not subject to the same extensive regulations that govern us. As a result, these nonbank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real-estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

We may be adversely affected by economic conditions in our market area.

The general economic conditions in the markets in which we operate are a key component to our success. We are headquartered in central Virginia, and our market area includes regions in Virginia, Georgia and Maryland. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic condition caused by inflation, recession, unemployment or other factors, would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

We may incur losses if we are unable to successfully manage interest rate risk.

Our future profitability will substantially depend upon our ability to maintain or increase the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. Changes in interest rates will affect our operating performance and financial condition. The shape of the yield curve can also impact net interest income. Changing rates will impact how fast our mortgage loans and mortgage backed securities will have the principal repaid. Rate changes can also impact the behavior of our depositors, especially depositors in non-maturity deposits such as demand, interest checking, savings and money market accounts. While we attempt to minimize our exposure to interest rate risk, we are unable to eliminate it as it is an inherent part of our business. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and industry-specific conditions and economic conditions generally.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

We may be adversely impacted by changes in the condition of financial markets.

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Accordingly, depending on the instruments or activities impacted, market risks can have adverse effects on our results of operations and our overall financial condition.

Our concentration in loans secured by real estate may increase our future credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 87% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

An essential element of our business is to make loans. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and analysis of the loan portfolio, management determines the adequacy of the allowance for loan losses by considering such factors as general and industry-specific market conditions, credit quality of the loan portfolio, the collateral supporting the loans and financial performance of our loan customers relative to their financial obligations to us. The amount of future losses is impacted by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control. Actual losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. Estimating loan loss allowances for an unseasoned portfolio is more difficult than with seasoned portfolios, and may be more susceptible to changes in estimates and to losses exceeding estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or assert that our loan loss allowance will be adequate in the future. Future loan losses that are greater than current estimates could have a material impact on our future financial performance.

Banking regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize additional loan charge-offs, based on credit judgments different than those of our management. Any increase in the amount of our allowance or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

We have identified a material weakness and significant deficiencies in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues. While we make every effort to thoroughly understand any new activity or acquired entity’s business and plan for proper integration into our company, we can give no assurance that we will not encounter operational and financial reporting difficulties.

For example, during its assessment of our internal control over financial reporting as of December 31, 2008, management identified a material weakness, which resulted in a material misstatement that created the need for the Company to restate its consolidated financial statements included on its Quarterly Report on Form 10-Q as of and for the period ended September 30, 2008. Subsequent to the filing of that Form 10-Q, management identified errors related to the Company’s accounting for the goodwill acquired through the Company’s merger with TFC and BOE. The errors were based on the failure of the Company to reconcile merger-related goodwill on a regular basis and errors in the calculation of certain elements of goodwill and resulted in the entry of an amount in excess of the actual accrued merger costs. This material misstatement resulted in an overstatement of goodwill and retained earnings as of September 30, 2008. It also resulted in an understatement of salaries and employee benefits expense and an overstatement of pre-tax net income, each by $375,000, for the three and nine months ended September 30, 2008. Other errors resulted in the reclassification of material amounts on the balance sheet related to the business combination. The errors occurred as a result of the miscalculations of accounting entries and did not result from any fraudulent activities. The errors were nonrecurring and noncash in nature. We continue to evaluate our financial accounting staff levels and expertise and are implementing appropriate oversight and review procedures. We believe that we are taking the necessary corrective actions to eliminate the material weakness.

Despite efforts to strengthen our internal and disclosure controls, we may identify additional other internal or disclosure control deficiencies in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We may be required to write down goodwill and other intangible assets, causing our financial condition and results to be negatively affected.

When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2008, our goodwill and other identifiable intangible assets were approximately $51.4 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We will conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We concluded that no impairment charge was necessary for the year ended December 31, 2008. We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

Acquisition opportunities may present challenges.

We continually evaluate opportunities to acquire other businesses. However, we may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire compatible businesses. This competition could increase prices for acquisitions that we would likely pursue, and our competitors may have greater resources than we do. Also, acquisitions of regulated businesses such as banks are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.

Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from our management that would otherwise be directed at developing our existing business. In addition, we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible. Further, the benefits that we anticipate from these acquisitions may not develop.

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the past year, we have experienced significant growth, and a key aspect of our business strategy is continued growth and expansion in the future. Our ability to continue to grow depends, in part, upon our ability to:

•	open new branch offices or acquire existing branches or other financial institutions;

•	attract deposits to those locations and cross-sell new and existing depositors additional products and services; and

•	identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand. Our ability to successfully manage our growth will also depend upon our ability to maintain capital levels sufficient to support this growth, maintain effective cost controls and adequate asset quality such that earnings are not adversely impacted to a material degree.

As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans to branch aggressively could depress our earnings in the short run, even if we efficiently execute our branching strategy.

A loss of our senior officers could impair our relationship with our customers and adversely affect our business.

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. We depend on the performance of our senior officers. These officers have many years of experience in the banking industry and have numerous contacts in our market area. The loss of the services of any of our senior officers, or the failure of any of them to perform management functions in the manner anticipated by our board of directors, could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these individuals.

Our participation in the U.S. Department of the Treasury’s Capital Purchase Program imposes restrictions on us that limit our ability to perform certain equity transactions, including the payment of dividends and common stock purchases.

On December 19, 2008, we issued and sold $17.7 million in preferred stock and a warrant to purchase our common stock to the Department of the Treasury as part of its Capital Purchase Program. The preferred shares will pay a cumulative dividend rate of five percent per annum for the first five years and will reset to a rate of nine percent per annum after year five. The dividends, and potential increase in dividends if we do not redeem the preferred stock, may significantly impact our operating results, liquidity, and capital position.

The preferred shares are non-voting, other than class voting rights on matters that could adversely affect the shares. The preferred shares will be callable at par after December 19, 2011. Prior to that time, unless we have redeemed all of the preferred stock or the Department of the Treasury has transferred all of the preferred stock to a third party, we are limited in the payment of dividends on our common stock to the current quarterly dividend of $0.04 per share without prior regulatory approval. In addition, our participation limits our ability to repurchase shares of our common stock, with certain exceptions, which include repurchases of shares to offset share dilution from equity-based compensation.

Our participation in the Department of the Treasury’s Capital Purchase Program imposes restrictions on executive compensation corporate governance, which may affect our ability to retain or attract qualified executive officers.

Companies participating in the Capital Purchase Program must adopt the Department of the Treasury’s standards for executive compensation and corporate governance for the period during which the Department of the Treasury holds preferred stock issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.

Because we are dependent upon the services of our current executive management team, the unexpected loss of executive officers or the inability to recruit qualified personnel in the future due to these compensation limitations, could have an adverse effect on our business, financial condition, or operating results.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The federal government has recently enacted legislation and other regulations in an effort to stabilize the U.S. financial system. The Emergency Economic Stabilization Act of 2008 (the “EESA”) provided the Department of the Treasury with the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Department of the Treasury subsequently announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions. The Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. More recently, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

The programs established or to be established under the EESA, the ARRA and other troubled asset relief programs may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception, whether we participate or not, may have an adverse effect on us. Bank of Essex is participating in the FDIC temporary liquidity guarantee program, and such program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

Our businesses and earnings are impacted by governmental, fiscal and monetary policy.

We are affected by domestic monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as loans and debt securities, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States. Changes in fiscal or monetary policy are beyond our control and hard to predict.

Our profitability and the value of any equity investment in us may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking and other legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are generally intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Many of these regulations increase our costs and thus place other financial institutions that may not be subject to similar regulation in stronger, more favorable competitive positions.

If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the generation of additional deposits at existing and new branch locations, as well as expanded loan and other investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain desired capital levels. Our ability to raise capital through the sale of additional equity securities or the placement of financial instruments that qualify as regulatory capital will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

We are subject to supervision by several governmental regulatory agencies. Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. In addition, these regulations may limit our growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on depositors and the creation of financial service centers. Information on the regulations that impact us are included in Item 1., “Business — Supervision and Regulation,” above. Although these regulations impose costs on us, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders. The regulations to which we are subject may not always be in the best interest of investors.

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on NYSE Amex (formerly known as NYSE Alternext US), the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our directors and officers have significant voting power.

Our directors and officers beneficially own approximately 26.0% of our common stock and may purchase additional shares of our common stock by exercising vested stock options. By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendment to our certificate of incorporation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns the following offices, unless it is otherwise noted:

Innslake — Corporate Headquarters (leased) 4235 Innslake Drive Glen Allen, VA 23060	Bank of Essex — Main Office 1325 Tappahannock Boulevard Tappahannock, VA 22560	Bank of Essex — Burgess 14750 Northumberland Highway Burgess, VA 22432
Bank of Essex — Callao 657 Northumberland Highway Callao, VA 22435	Bank of Essex — East Hanover 6315 Mechanicsville Turnpike Mechanicsville, VA 23111	Bank of Essex — King William 4935 Richmond-Tappahannock Highway Manquin, VA 23106
Bank of Essex — Prince Street 323 Prince Street Tappahannock, VA 22560	Bank of Essex — Virginia Center 9951 Brook Road Glen Allen, VA 23060	Bank of Essex — West Point 16th & Main Street West Point, VA 23181
Bank of Goochland — Centerville 100 Broad Street Road Manakin-Sabot, VA 23103	Bank of Goochland — Courthouse 1949 Sandy Hook Road Goochland, VA 23063	Bank of Louisa 217 East Main Street Louisa, VA 23093
Bank of Powhatan 2320 Anderson Highway Powhatan, VA 23139	Bank of Rockbridge (leased) 744 North Lee Highway Lexington, VA 24450	Essex Bank — Covington* 10105 Highway 142 Covington, GA 30014
Essex Bank — Grayson* 2001 Grayson Highway Grayson, GA 30017	Essex Bank — Loganville* 4581 Atlanta Highway Loganville, GA 30052	Essex Bank — Snellville* 2238 Main Street East Snellville, GA 30078
Essex Bank — Arnold (leased) 1460 Ritchie Highway Arnold, MD 21012	Essex Bank — Catonsville* 1000 Ingleside Avenue Catonsville, MD 21228	Essex Bank — Clinton (leased) 9023 Woodyard Road Clinton, MD 20735
Essex Bank — Crofton* 2120 Baldwin Avenue Crofton, MD 21114	Essex Bank — Landover Hills (leased) 7467 Annapolis Road Landover Hills, MD 20784	Essex Bank — Rockville (leased) 1101 Nelson Street Rockville, MD 20850
Essex Bank — Rosedale* 1230 Race Road Rosedale, MD 21237

*	leased

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated needs. The Company has signed a Letter of Intent to purchase from the FDIC the four properties assumed, as receiver, from The Community Bank of Loganville, Georgia.

Additionally, the FDIC currently is leasing the seven locations assumed, as receiver, from Suburban Federal Savings Bank of Essex. The Company has an option period to purchase the facilities previously owned and assume the leases of Suburban Federal.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, including its subsidiaries, is a party or of which its property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Stock

Our units, common stock and warrants trade on NYSE Amex (formerly NYSE Alternext US and the American Stock Exchange) under the symbols “BTC,” “BTC.WS,” and “BTC.U,” respectively.

The following table sets forth, for each quarter of 2007 and 2008, the quarterly high and low sales prices of our common stock, warrants and units as reported on NYSE Amex.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

2007
Quarter ended March 31	$7.50	$7.10	$0.63	$0.45	$7.85	$7.55
Quarter ended June 30	$7.44	$7.23	$0.81	$0.50	$8.14	$7.69
Quarter ended September 30	$7.46	$7.31	$0.82	$0.45	$8.20	$7.75
Quarter ended December 31	$7.45	$7.36	$0.58	$0.26	$7.90	$7.56
2008
Quarter ended March 31	$7.54	$7.38	$0.63	$0.45	$7.56	$7.55
Quarter ended June 30	$7.65	$3.97	$0.81	$0.50	$5.46	$5.46
Quarter ended September 30	$5.00	$3.86	$0.82	$0.45	$4.87	$4.25
Quarter ended December 31	$4.24	$1.90	$0.58	$0.26	$3.45	$3.45

Holders of Record

As of March 23, 2009, there was one holder of record of our units, three holders of record of our warrants and 3,989 holders of record of our common stock, not including beneficial holders of our securities held in street name.

Dividends

The Company commenced declaring dividends on its common stock in 2008 following the mergers with BOE and TFC. The Company’s initial dividend of $0.04 per common share was paid on August 29, 2008 to shareholders of record as of August 15, 2008. A second dividend of $0.04 per common share was paid on November 25, 2008 to shareholders of record as of November 14, 2008. The board of directors intends to declare dividends on a quarterly basis in the future. The board will determine, at its discretion, if dividends are appropriate in light of maintaining adequate capital. Any future dividends are subject to restrictions under applicable banking laws and regulations, and may require supervisory approval if certain conditions exist.

On December 19, 2008, the Company received $17.680 million of capital funding from the Department of the Treasury, and the capital is considered senior preferred stock. In accepting these funds, the Company is required to pay dividends of five percent annually for the first five years, and nine percent for years thereafter. The first quarterly dividend payment for this capital was paid February 2009 on a pro rata basis.

In addition, while shares of the senior preferred stock are outstanding, the Company could be subject to limitations on dividends on its common stock. Common stock dividends cannot be increased until the third anniversary of the Department of the Treasury’s investment without its consent unless, prior to the third anniversary, the senior preferred stock is redeemed in whole or the Department of the Treasury has transferred all of its senior preferred stock to third parties.

Purchases of Equity Securities by the Issuer

On November 20, 2008, the Company approved a buyback program with respect to the repurchase of up to $2,000,000 of the Company’s outstanding warrants, authorizing the Company to purchase the warrants during a period of up to one year. During the quarter ended December 31, 2008, 106,700 warrants had been repurchased for $34,453 in the open market, an amount that represents $0.32 per warrant. The Company publicly announced the buyback program on December 2, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

As previously mentioned, the Company began banking operations with the mergers in May 2008. Prior years financial reporting data is not applicable for prior periods, however, financial comparative reporting will be incorporated in future SEC filings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CBTC was incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. CBTC consummated its initial public offering on June 8, 2006. At June 30, 2008, the Company was operating with two banking subsidiaries, TransCommunity Bank, N.A., headquartered in Glen Allen, Virginia, and Bank of Essex, headquartered in Tappahannock, Virginia. On May 31, 2008, these institutions became wholly-owned subsidiaries of the Company. On July 31, 2008, TransCommunity Bank, N.A. merged into Bank of Essex. TransCommunity Bank, N.A.’s separate operating divisions, Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge are now operating under the Bank of Essex charter, with their own local market Presidents and Advisory Boards. On November 21, 2008, Bank of Essex acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. On January 30, 2009, Bank of Essex acquired certain assets and assumed all deposit liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”).

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

Cautionary Statement Regarding Forward-Looking Statements

The following presents management’s discussion and analysis of the Company’s financial condition and results of operations. The analysis and discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements, including or related to the Company’s future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. When used in this discussion, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward- looking statements. Although the Company believes that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and the Company may not realize the results contemplated by the forward-looking statement.

Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include the following:

•	the Company could lose key personnel or spend a greater amount of resources attracting, retaining and motivating key personnel than it has in the past;

•	competition among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce operating margins;

•	general economic conditions, either nationally or in Virginia, Maryland and Georgia may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in credit risk-related losses and expenses;

•	loan losses may exceed the level of allowance for loan losses;

•	the rate of delinquencies and amount of charge-offs may be greater than expected;

•	the rates of loan growth and deposit growth may not increase as expected;

•	legislative, accounting or regulatory changes may adversely affect the Company’s businesses;

•	the Company may not find suitable merger or acquisition candidates or find other suitable ways in which to invest its excess capital;

•	the Company may not successfully integrate the business operations of TFC, BOE, TCB and/or SFSB;

•	the continued growth of the markets that the Company serves, may not be consistent with recent historical experiences of TFC, BOE, TCB and/or SFSB; and

•	other factors discussed in “Risk Factors” in Item 1A above.

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

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $975,000 for the seven months ended December 31, 2008. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers.

Mergers and Acquisitions

The Company was organized under the laws of the State of Delaware on April 6, 2005. As a “Targeted Acquisition Corporation”SM or “TAC”SM, it was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. This strategy was successful with the business combinations completed on May 31, 2008 with TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc. Additionally, the Company acquired from the FDIC, as receiver, certain assets and liabilities of The Community Bank of Loganville, Georgia on November 21, 2008 and Suburban Federal Savings Bank on January 30, 2009.

Industry Overview

The banking industry faces a number of challenges in the current economic environment. Widespread problems in the area of mortgage lending have led to the downfall of certain government-sponsored mortgage companies with a ripple effect throughout the financial sector. Companies are having a hard time maintaining an appropriate level of liquidity. The need to increase reserves for loan losses in this uncertain climate, while prudent, has the effect of limiting or threatening profitability. Capital adequacy is more difficult to maintain because of the following:

•	Decreased profitability reported throughout the industry;

•	Inability to supplement capital through markets; and

•	Downgraded credits, resulting in banks being required to maintain higher capital levels to sustain risk-based capital ratios.

Additionally, declining interest rates are compressing net interest margins. To help spur the economy, the Federal Reserve decreased rates 500 basis points since September 18, 2007. However, the anticipated effects of the rate cuts have not been broadly felt. During this challenging time, management plans to focus on its asset quality, liquidity and the net interest margin. While most of the banking industry news has been negative, management believes its conservative and proven banking practices will serve the Company well during this economic downturn.

Management believes that while banking prospects seem uncertain, the industry offers the opportunity for mergers or acquisitions and an attractive operating environment for target businesses. Further, management is aware of a number of distressed or failed depository institutions, and believes there will be more to follow. Management will consider these depository institutions as possible acquisition opportunities in a manner that is best for its shareholders. According to statistics as of December 31, 2004, published by the Federal Deposit Insurance Corporation (FDIC), there are more than 3,000 commercial banks in the U.S. with assets of $100 to $500 million, more than 2,400 of which have less than $300 million in assets. Additionally, there were 30 bank failures in the U.S. in 2008, and there have been 17 through March 6, 2009.

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

BUSINESS OVERVIEW

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with Company’s consolidated financial statements and accompanying notes included elsewhere in this report. Community Bankers Trust Corporation is a $1.029 billion community bank holding company formed on May 31, 2008, as a result of the consummation of the mergers between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. The Company’s headquarters are located in Glen Allen, Virginia which is a part of the greater Richmond, Virginia metropolitan market. Currently, the Company operates 24 full service banking facilities in Virginia, Maryland and Georgia. Eight offices operate as Bank of Essex, including two branches in Northumberland County operating in temporary facilities while construction on their permanent branches is expected to be completed early in 2009. Operating as divisions of Bank of Essex are two Bank of Goochland offices, one as Bank of Powhatan, one as Bank of Louisa and one as Bank of Rockbridge. In addition to the Virginia branches, the Company acquired from the FDIC, as receiver, certain assets and liabilities of The Community Bank of Loganville, Georgia on November 21, 2008, and Suburban Federal Savings Bank of Crofton, Maryland, on January 30, 2009. As a result, the Company acquired four additional branches with respect to the Community Bank acquisition in Georgia and seven additional branches with respect to the Suburban Federal acquisition in Maryland. The new branches in Georgia and Maryland operate under the name Essex Bank, divisions of the Bank of Essex.

As of December 31, 2008, the Company had total assets of $1.029 billion, an increase of $969.609 million, or 1,631.21%, from $59.441 million at December 31, 2007. Total loans aggregated $523.298 million on December 31, 2008 and were $0 on December 31, 2007. As further described in the Note 1 to the consolidated financial statements, the Company acquired TFC and BOE effective May 31, 2008.

The Company’s securities portfolio increased $234.016 million, from $58.453 million at December 31, 2007, to $292.469 million at December 31, 2008. The magnitude of the security growth was due to both the BOE and TFC mergers, and the aforementioned purchase of certain assets and assumption of deposits of The Community Bank of

Loganville. The large influx of cash related to TCB’s deposits were invested in securities in an effort to maximize earnings, while loan growth remains stagnant due to credit conditions nationwide.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the December 31, 2008 securities AFS portfolio was $193.992 million. At December 31, 2008, the Company’s net unrealized loss on AFS securities was $700,000.

Total deposits at December 31, 2008 and December 31, 2007 were $806.348 million and $0, respectively. It is important to note that total deposits for The Community Bank aggregated $305.197 million at December 31, 2008, or 37.85%, of the Company’s total deposits. The Company had Federal Home Loan Bank (FHLB) advances aggregating $37.900 million at December 31, 2008 and $0 at December 31, 2007. Stockholders’ equity at December 31, 2008 was $163.686 million and represented 15.91% of total assets. Stockholders’ equity was $45.312 million, or 76.23% of total assets at December 31, 2007.

RESULTS OF OPERATIONS

Net income for 2008 reflects a full twelve months for the Company and seven months of consolidated operations for the holding company and the banking subsidiary. Net income for 2007 is reflective of the nine month period from April 1, 2007 to December 31, 2007. The Company changed accounting year ends in 2007, thus resulting in the nine month operating period. It is important to note that prior year comparisons should be viewed with realization of Bank operations in 2008 versus no Bank operating activity in 2007.

Net Income

For the year ended December 31, 2008 net income was $1.223 million. This compares with net income of $1.105 million for the year ended December 31, 2007, an increase of 10.68%, or $118,000. Basic earnings per share were $0.07 for 2008 and $0.12 for 2007. Fully diluted earnings per share were $0.07 for 2008 and $0.09 for 2007.

Nonaccruing loans were $4.534 million at December 31, 2008, or 0.87% of total loans. Other real estate owned was $223,000. Loans past due 90 days or more and accruing interest were $397,000 at December 31, 2008. Net charged-off on loans were $938,000 in 2008. Total non-performing loans and other real estate owned equaled 0.98% of total loans at December 31, 2008.

Net Interest Income

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, including securities and loans, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

Net interest income was $14.775 million for the year ended December 31, 2008 compared with $1.944 million in 2007, which was comprised solely of interest income on U.S. Treasury securities. Interest and fee income on loans equaled $19.694 million at December 31, 2008 and represented the largest component of interest income, despite a relatively low volume of loans relative to deposits at December 31, 2008. Total interest expense was primarily driven by deposit expense of $7.695 million during 2008.

The Company’s total loan to deposit ratio was 64.90% December 31, 2008 and 0% at December 31, 2007. This ratio was affected during the fourth quarter of 2008 by the TCB transaction which accounted for $305.197 million of deposits at December 31, 2008. Management expects securities income to become a greater source of net interest earnings in 2009, as the excess deposits related to the TCB acquisition were invested, correspondingly.

The net interest margin on a tax-equivalent basis, defined as net interest income divided by average interest-earning assets, was 3.61% for 2008, while the net interest spread was 3.02%.

The following table presents the total amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEET
FOR THE YEAR TO DATE ENDED DECEMBER 31, 2008
(Dollars in thousands)

	Average	Interest	Average
	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid

ASSETS
Loans, including fees	$291,819	$19,694	6.75%
Interest Bearing Bank Balances	40,927	356	0.87%
Federal funds sold	4,895	90	1.84%
Investments (taxable)	60,451	2,297	3.80%
Investments (tax exempt)	23,791	1,360	5.72%

Total Earning Assets	421,883	23,797	5.64%

Allowance for loan losses	(3,360)
Non-earning assets	65,682

Total Assets	$484,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —
Interest bearing	$55,811	$845	1.51%
Savings	18,109	229	1.26%
Time deposits	231,756	6,621	2.86%

Total deposits	305,676	7,695	2.52%
Other borrowed
Federal Funds Purchased	5,436	131	2.41%
FHLB and Other	15,861	734	4.63%

Total interest-bearing
Liabilities	326,973	8,560	2.62%

Non-interest bearing
Deposits	52,945
Other liabilities	23,935

Total liabilities	403,853
Stockholders’ equity	80,352

Total liabilities and stockholders’ equity	$484,205

Net interest earnings		$15,237

Interest spread(1)			3.02%

Net interest margin			3.61%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

Noninterest Income

Noninterest income was $1.780 million for the year-ended December 31, 2008 compared with $0 for 2007. Service charges on deposit accounts were $1.185 million and other noninterest income was $595,000. The largest components of service charge income were derived from NSF fees which aggregated $780,000 and deposit ATM fees which totaled $274,000 during 2008. The largest components of other noninterest income during 2008 were evidenced in BOLI income of $161,000 and investment advisory fees of $72,000.

Provision for Loan Losses

The Company’s provision for loan losses was $2.572 million for the year ended December 31, 2008. Charged-off loans were $980,000 and recoveries totaled $42,000. There were no provisions, charge-offs or recoveries during 2007.

Noninterest Expenses

Noninterest expenses were $12.627 million during 2008. Salaries and employee benefits were $5.590 million and represented the largest component of this category. Other overhead costs included other operating expenses of $3.585 million, amortization of intangibles of $975,000, occupancy expenses of $884,000, equipment expense of $665,000, data processing fees of $499,000 and legal fees of $429,000 for the operating period.

During the fourth quarter of 2008, the Company consolidated its computer operating systems. While this created economies of scale and increased capacity, there were significant installation, training and implementation costs.

Income Taxes

Income tax expense was $133,000 for the year ended December 31, 2008, compared with $576,000 for the same period in 2007. The reduced income tax provision as a percentage of taxable income was due in part to a net operating loss carry-forward afforded by the former TransCommunity Financial Corporation and by the addition of nontaxable interest income on bank-qualified state, county, and municipal securities.

Asset Quality

The Company’s asset quality remains sound. The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At December 31, 2008, nonperforming assets totaled $5.154 million. Net charge-offs were $938,000 for the year ended December 31, 2008. Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain relatively stable. While the Company incurred appropriate provisions for loan losses and thus an adequate level of allowance for loan losses, there has been no significant deterioration in the quality of the loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table sets forth selected asset quality data and ratios as of December 31, 2008 (dollars in thousands):

2008

Nonaccrual loans	$4,534
Loans 90 days past due and accruing interest	397

Total nonperforming loans	$4,931
Other real estate owned (OREO)	223

Total nonperforming assets	$5,154

Nonperforming assets to total loans and OREO	0.98%
Allowance for loan losses to nonperforming loans	140.72%

See Footnote 3 to these financial statements for information related to the allowance for loan losses. As of December 31, 2008, total impaired loans equaled $26.216 million.

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

The Company’s ratio of total capital to risk-weighted assets was 20.00% on December 31, 2008. The ratio of Tier 1 Capital to risk-weighted assets was 18.92% on December 31, 2008. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54% on December 31, 2008. These ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 6.33% during 2008.

Loans

As of December 31, 2008, total loans outstanding were $523.3 million, versus $0 on December 31, 2007. Nearly all of these loans were acquired through the mergers with both TFC and BOE. As of December 31, 2008, loans purchased under the TCB agreement totaled $3.4 million, nearly $1.5 million of which are secured by deposits.

The following table indicates the total dollar amount of loans outstanding and the percentage of gross loans as of December 31, 2008 (dollars in thousands):

	2008

Mortgage loans on real estate
Residential 1-4 family	$129,607	24.73%
Commercial	158,062	30.16%
Construction	139,515	26.62%
Second mortgages	15,599	2.98%
Multifamily	9,370	1.79%
Agriculture	5,143	0.98%

Total real estate loans	457,296	87.26%
Commercial loans	45,320	8.65%
Consumer installment loans
Personal	14,457	2.76%
All other loans	7,005	1.34%

Gross loans	524,078	100.00%
Less unearned income on loans	(780)

Loans, net of unearned income	$523,298

The Company has a significant portion of its loan portfolio in real estate secured borrowings. The following table indicates the contractual maturity of commercial and real estate construction loans as of December 31, 2008:

		Real Estate
	Commercial	Construction
	(Dollars in thousands)

Within one year	$22,323	$110,128

Variable rate
One to five years	$6,274	$23,288
After five years	1,688	1,224

Total	$7,962	$24,512

Fixed Rate
One to five years	$14,866	$4,845
After five years	169	30

Total	$15,035	$4,875

Total maturities	$45,320	$139,515

Most of 1-4 family residential loans have contractual maturities exceeding five years.

Allowance for Credit Losses

The following table indicates the dollar amount of the allowance for loan losses, including charge-offs and recoveries by loan type as of December 31, 2008 and related ratios:

Amount
(Dollars in thousands)

Balance, beginning of year	$—
Allowance from acquired banks	5,305

Loans charged-off:
Commercial	539
Real estate	212
Consumer	229

Total loans charged-off	980

Recoveries:
Consumer	42

Total recoveries	42

Net charge-offs (recoveries)	938
Provision for loan losses	2,572

Balance, end of year	$6,939

Allowance for loan losses to loans	1.33%
Net charge-offs (recoveries) to average loans	0.32%
Allowance to nonperforming loans	140.72%

During 2008, net charge-offs for commercial loans were 57.46% of total net charge-offs. Net charge-offs for real estate loans were 22.60% of net charge offs, while net charge-offs for consumer loans were 19.94% of net charge offs.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to total loans as of December 31, 2008 (dollars in thousands):

	$	%(1)

Commercial	$2,919	8.7%
Real estate construction	338	26.6%
Real estate mortgage	3,528	60.6%
Consumer and other	154	4.1%

Total	$6,939	100.0%

(1)	The percent represents the loan balance divided by total loans.

Securities

The Company invests funds in securities primarily to provide liquidity while earning income. As of December 31, 2008, securities equaled $292.5 million, an increase of $234 million, or 400.35%, compared with securities of $58.5 million as of December 31, 2007. This increase was due to the acquisition of TFC and BOE on May 31, 2008, which included their entire securities portfolios. Also, the purchase and assumption of TCB on November 21, 2008, resulted in a large influx of cash immediately available for investment in December 2008. Nearly two-thirds, or 66.33%, of the securities portfolio, is classified available for sale, which equaled $194.0 million at December 31, 2008. Securities classified held to maturity totaled $94.9 million, and the remaining $3.6 million were equity securities concentrated in restricted stock held with the Federal Reserve Bank, FHLB, and Community Bankers Bank.

The following table summarizes the securities portfolio, except restricted stock and equity securities, by issuer as of the dates indicated (available for sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2008	2007
	(Dollars in thousands)

U.S. Treasury issue and other U.S. Government agencies	$34,729	$58,453
Mortgage backed securities	173,214	—
State, county and municipal	73,873	—
Corporates and other	7,418	—

Total securities	$289,234	$58,453

Securities of $58.5 million held in trust at December 31, 2007, were invested solely in short-term U.S. Treasury issues.

The following table summarizes the securities portfolio by contractual maturity and issuer, including their weighted average yields as of December 31, 2008, excluding restricted stock (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total

U.S. Treasury issue and other U.S. Government agencies
Amortized Cost	$12,463	$14,617	$4,649	$3,000	$34,729
Fair Value	$12,543	$14,891	$4,648	$3,021	$35,103
Weighted Average Yield	3.55%	3.55%	5.25%	6.00%	3.99%
Mortgage backed securities
Amortized Cost	$1,058	$51,933	$116,003	$4,220	$173,214
Fair Value	$1,086	$52,444	$116,294	$4,189	$174,013
Weighted Average Yield	4.80%	4.54%	5.14%	5.59%	4.97%
State, county and municipal
Amortized Cost	$4,008	$20,027	$26,025	$23,813	$73,873
Fair Value	$4,050	$20,092	$26,013	$22,013	$72,168
Weighted Average Yield	5.44%	5.43%	5.71%	5.94%	5.70%
Corporates & other bonds
Amortized Cost	$5,274	$2,144	$—	$—	$7,418
Fair Value	$5,144	$2,105	$—	$—	$7,249
Weighted Average Yield	4.64%	4.82%	0.00%	0.00%	4.69%
Equity securities
Amortized Cost	$—	$—	$—	$323	$323
Fair Value	$—	$—	$—	$424	$424
Weighted Avg Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Total securities
Amortized Cost	$22,803	$88,721	$146,677	$31,356	$289,557
Fair Value	$22,823	$89,532	$146,955	$29,647	$288,957
Weighted Average Yield	4.19%	4.59%	5.24%	5.90%	5.02%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2008 are as follows (dollars in thousands):

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Securities Available for Sale December 31, 2008
U.S. Treasury issue and other U.S. Government agencies	$28,732	$358	$(21)	$29,069
Mortgage backed securities	93,619	803	(66)	94,356
State, county and municipal	64,600	478	(2,184)	62,894
Corporates & other bonds	7,418	19	(188)	7,249
Other securities	323	111	(10)	424

Total securities available for sale	$194,692	$1,769	$(2,469)	$193,992

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

Securities Held to Maturity December 31, 2008
U.S. Treasury issue and other U.S. Government agencies	$5,997	$37	$—	$6,034
Mortgage backed securities	79,595	62	—	79,657
State, county and municipal	9,273	1	—	9,274

Total securities held to maturity	$94,865	$100	$—	$94,965

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the deposit composition by product as of December 31, 2008 (dollars in thousands):

	Year-to-Date December 31, 2008
	Average	Interest	Average
	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid

NOW	$33,172	$197	0.59%
MMDA	22,639	648	2.86%
Savings	18,109	229	1.26%
Time deposits less than $100,000	112,716	3,431	3.04%
Time deposits greater than $100,000	119,040	3,190	2.68%

Total deposits	$305,676	$7,695	2.52%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following tables summarize the contractual maturity of time deposits, including those $100,000 or more, as of December 31, 2008:

Scheduled maturities of time deposits

Total
(Dollars in thousands)

2009	$452,601
2010	78,293
2011	29,963
2012	9,907
2013	9,290
Thereafter	132

Total	$580,186

Maturities of time deposits of $100,000 and over

	Total	% of Deposits
	(Dollars in thousands)

Within 3 months	$87,443	10.69%
3-6 months	66,799	8.28%
6-12 months	80,740	10.01%
over 12 months	41,780	5.18%

Total	$276,762	34.32%

Other Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks and securities sold under an agreement to repurchase. Long-term borrowings are obtained through the FHLB of Atlanta. At December 31, 2008, there were no short-term borrowings. The following information is provided for long-term borrowings balances, rates, and maturities with the FHLB (dollars in thousands):

December 31, 2008

Federal Home Loan Bank advances	$37,900

Maximum month-end outstanding balance	$37,900
Average outstanding balance during the year	$15,861
Average interest rate during the year	4.63%
Average interest rate at end of year	3.14%

Maturities	Fixed Rate	Adjustable Rate	Total

2009	$—	$900	$900
2010	—	—	—
2011	—	—	—
2012	22,000	—	22,000
2013	10,000	—	10,000
Thereafter	5,000	—	5,000

Total	$37,000	$900	$37,900

Liquidity

Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At December 31, 2008, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $144.9 million, compared with a $58.453 million excess at December 31, 2007.

SUMMARY OF LIQUID ASSETS

December 31,
2008
(Dollars in thousands)

Cash and due from banks	$10,864
Interest bearing bank deposits	107,376
Federal funds sold	10,193
Available for sale securities, at fair value	193,992

Total liquid assets	$322,425

Deposits and other liabilities	$865,364
Ratio of liquid assets to deposits and other liabilities	37.26%

Capital Resources

Capital resources are obtained and accumulated through earnings with which financial institutions may exercise control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s balance sheet. Moreover, capital levels are regulated and compared with industry standards. Management seeks to maintain a capital level exceeding regulatory statutes of “well capitalized” which is consistent to its overall growth plans, yet allows the Company to provide the optimal return to its shareholders.

On December 19, 2008, the Company entered into a Purchase Agreement with the U. S. Treasury pursuant to which it issued 17,680 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for a total price of $17.68 million. The issuance was made pursuant to the Treasury’s Capital Purchase Plan under TARP. The Preferred Stock pays a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 780,000 shares of the Company’s common stock at an initial per share exercise price of $3.40.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. Since May 31, 2008 through December 31, 2008, the weighted-average interest rate was 6.33%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2008, all trust preferred notes were included in Tier 1 capital.

The following table shows the Company’s capital ratios:

	Actual
	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008
Total Capital to risk weighted assets
CBTC consolidated	$125,523	20.00%
Bank of Essex	62,517	10.30%
Tier 1 Capital to risk weighted assets
CBTC consolidated	114,965	18.92%
Bank of Essex	55,959	9.22%
Tier 1 Capital to average adjusted assets
CBTC consolidated	114,965	12.54%
Bank of Essex	55,959	6.12%

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average assets was 0.25% in 2008. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Company’s equity has been employed. CBTC’s return on average equity was 1.52% in 2008. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per share. CBTC had a dividend payout ratio of 143.50% in 2008. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total average assets. This ratio was 16.59% in 2008.

Year Ended
December 31, 2008

Return on average assets	0.25%
Return on average equity	1.52%
Dividend payout ratio	143.50%
Average equity to average asset ratio	16.59%

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2008, is as follows. (dollars in thousands):

Amount

Commitments with off-balance sheet risk:
Commitments to extend credit	$106,378
Standby letters of credit	12,356

Total commitments with off-balance sheet risk	118,734

Commitments with balance sheet risk:
Loans held for sale	200

Total commitments with balance sheet risk	200

Total other commitments	$118,934

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing clients. Those lines of credit may be drawn upon only to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Corporation’s contractual obligations at December 31, 2008 is as follows. (dollars in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,900	900	—	32,000	5,000
Operating leases	7,476	499	914	779	5,284

Total contractual obligations	$49,500	$1,399	$914	$32,779	$14,408

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset and Liability Management Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews and approves the guidelines established by ALCO.

Interest rate risk is monitored through the use of two complimentary modeling tools: earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Earnings simulation and economic value models, which more effectively measure the cash flow and optionality impacts, are utilized by management on a regular basis and are explained below.

Earnings Simulation Analysis

Management uses simulation analysis to measure the sensitivity of net interest income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that management has input, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other potential analyses.

Assumptions used in the model are derived from historical trends and management’s outlook and include loan and deposit growth rates and projected yields and rates. Such assumptions are monitored and periodically adjusted as appropriate. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are reflected in the different rate scenarios.

The Corporation uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Corporation across the rate paths modeled as of December 31, 2008:

	Change in Net Interest Income
	(Percent)	(Dollars in thousands)

Change in Yield curve
+200 bp	1.1%	$282
+100 bp	0.3%	74
most likely	0.0%	—
−100 bp	0.2%	59
−200 bp	2.5%	648

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Community Bankers Trust Corporation.

We have audited the accompanying balance sheet of Community Bankers Trust Corporation (formerly Community Bankers Acquisition Corp.) (a corporation in the development stage) as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the nine months ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation (formerly Community Bankers Acquisition Corp.) as of December 31, 2007 and the results of its operations and its cash flows for the nine months ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER ELLIN & COMPANY, LLP

New York, NY
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Bankers Trust Corporation
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheet of Community Bankers Trust Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Our report dated March 31, 2009 expressed an opinion that Community Bankers Trust Corporation and subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Community Bankers Trust Corporation
Glen Allen, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management failed to reconcile goodwill related to a recent business acquisition to supporting information. As a result a material error related to the capitalization of merger related expenses went undetected. In addition, there were several material balance sheet reclassifications that did not impact net income.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 31, 2009 on those financial statements. The financial statements were adjusted for this error.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia
March 31, 2009

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS
as of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Cash and due from banks	$10,864	$162
Interest bearing bank deposits	107,376	—
Federal funds sold	10,193	—

Total cash and cash equivalents	128,433	162
United States Treasury securities held in trust fund	—	58,453
Securities available for sale, at fair value	193,992	—
Securities held to maturity, fair value of $94,965 at December 31, 2008	94,865	—
Equity securities, restricted, at cost	3,612	—

Total securities	292,469	58,453
Loans held for sale	200
Loans	523,298	—
Allowance for loan losses	(6,939)	—

Net loans	516,359	—
Bank premises and equipment	24,111	—
Other real estate owned	223	—
Bank owned life insurance	6,300	—
Core deposit intangibles, net	17,163	—
Goodwill	34,285	—
Other assets	9,507	826

Total assets	$1,029,050	$59,441

LIABILITIES
Deposits:
Noninterest bearing	$59,699	$—
Interest bearing	746,649	—

Total deposits	806,348	—
Federal Home Loan Bank advances	37,900	—
Trust preferred capital notes	4,124	—
Deferred payment to underwriter	—	2,100
Other liabilities	16,992	339

Total liabilities	865,364	2,439

Common stock, subject to conversion, 1,499,250 shares at conversion value	—	11,690
STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized)	17,680	—
Warrants on preferred stock	1,037	—
Discount on preferred stock	(1,031)
Common stock (50,000,000 shares authorized $.01 par value) 21,468,455 and 9,375,000 shares issued and outstanding at December 31, 2008, and December 31, 2007, respectively	215	94
Additional paid in capital	145,359	42,989
Retained earnings	1,691	2,229
Accumulated other comprehensive loss	(1,265)	—

Total stockholders’ equity	163,686	45,312

Total liabilities and stockholders’ equity	$1,029,050	$59,441

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
For the Twelve Months Ended December 31, 2008 and Nine Months Ended December 31, 2007

	December 31, 2008	December 31, 2007
	(Dollars and shares in thousands,
	except per share data)

Interest and dividend income
Interest and fees on loans	$19,694	$—
Interest on federal funds sold	90	—
Interest on deposits in other banks	356	—
Interest and dividends on securities
Taxable	2,297	1,944
Nontaxable	898	—

Total interest income	23,335	1,944
Interest expense
Interest on deposits	7,695	—
Interest on federal funds purchased	131	—
Interest on other borrowed funds	734	—

Total interest expense	8,560	—

Net interest income	14,775	1,944
Provision for loan losses	2,572	—

Net interest income after provision for loan losses	12,203	1,944

Noninterest income
Service charges on deposit accounts	1,185	—
Other	595	—

Total noninterest income	1,780	—

Noninterest expense
Salaries and employee benefits	5,590	—
Occupancy expenses	884	—
Equipment expenses	665	—
Legal fees	429	—
Data processing fees	499	—
Amortization of intangibles	975	—
Other operating expenses	3,585	263

Total noninterest expense	12,627	263

Net income before income tax expense	1,356	1,681
Income tax expense	133	576

Net income	$1,223	$1,105

Net income per share — basic	$0.07	$0.12

Net income per share — diluted	$0.07	$0.09

Weighted average number of shares outstanding
Basic	16,430	9,375
Diluted	17,518	11,807

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS and NINE MONTHS ENDED
DECEMBER 31, 2008 AND 2007, respectively
(Dollars and shares in thousands)

								Accumulated
			Discount			Additional		Other
	Preferred		on Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Earnings	Income	Total

Balance, March 31, 2007	$—	$—	$—	9,375	$94	$43,061	$1,124	$—	$44,279
Change in shares subject to conversion	—	—	—	—	—	(72)	—	—	(72)
Comprehensive income:
Net income	—	—	—	—	—	—	1,105	—	1,105

Total comprehensive income									1,105

Balance December 31, 2007	—	—	—	9,375	94	42,989	2,229	—	45,312
Issuance of preferred stock and related warrants	17,680	1,037	(1,037)	—	—	—	—	—	17,680
Amortization of preferred stock warrants	—	—	6	—	—	—	(6)	—	—
Redemption of shares related to appraisal rights	—	—	—	(2)	—	(11)	—	—	(11)
Transfer of shares previously subject to conversion	—	—	—	—		11,690	—	—	11,690
Issuance of stock related to business combination			—	13,502	135	100,052	—	—	100,187
Issuance of options and stock awards related to business combination	—	—	—	—	—	1,487	—	—	1,487
Redemption of shares, net of fractional shares				(1,407)	(14)	(10,813)	—	—	(10,827)
Repurchase of warrants	—	—	—	—	—	(35)	—	—	(35)
Comprehensive income:
Net income	—	—	—	—	—	—	1,223	—	1,223
Change in unrealized gain in investment securities, net of tax of $238	—	—	—	—	—	—	—	(462)	(462)
Change in funded status of pension plan, net of tax of $413	—	—	—	—	—	—	—	(803)	(803)

Total comprehensive income									(42)
Dividends paid on common stock ($.08 per share)							(1,755)		(1,755)

Balance December 31, 2008	$17,680	$1,037	$(1,031)	21,468	$215	$145,359	$1,691	$(1,265)	$163,686

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2008 and
Nine Months Ended December 31, 2007

	2008	2007
	(Dollars in thousands)

Operating activities:
Net income	$1,223	$1,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	1,663	—
Provision for loan losses	2,572	—
Deferred taxes	110	—
Amortization of security premiums and accretion of discounts, net	117	—
Net amortization of preferred warrants	6
Net decrease in loans held for sale	506	—
Changes in assets and liabilities:
Increase in other assets	(6,832)	(809)
Increase (decrease) in accrued expenses and other liabilities	5,357	(476)

Net cash provided by (used in) by operating activities	4,722	(180)

Investing activities:
Net increase in federal funds sold	(10,335)	—
Proceeds from securities sales, calls, maturities and paydowns	68,562	—
Purchase of securities	(204,549)	(334)
Net increase in loans	(47,992)	—
Purchase of premises and equipment, net	(2,655)	—
Securities acquired in bank acquisition	(29,420)	—
Cash acquired in bank acquisitions	10,016	—

Net cash used in investing activities	(216,373)	(334)

Financing activities:
Net increase in noninterest bearing and interest bearing demand deposits	9,689	—
Increase in deposits from bank acquisition	305,197	—
Net increase in Federal Home Loan Bank advances	20,000	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(46)	—
Cash dividends paid	(1,755)	—
Issuance of preferred stock	17,680	—
Cash paid to shareholders for converted shares	(10,843)	—

Net cash provided by financing activities	339,922	—

Net increase (decrease) in cash and cash equivalents	128,271	(514)

Cash and cash equivalents:
Beginning of the period	162	676

End of the period	$128,433	$162

Supplemental disclosures of cash flow information:
Interest paid	$5,780	$—
Income taxes paid	406	—
Transfers of OREO property	223	—
Non-cash transactions related to the acquisition of TFC and BOE assets and liabilities
Increase in assets and liabilities:
Loans	$471,864	—
Securities	71,123	—
Other assets	81,487	—
Non-interest bearing deposits	52,790	—
Interest bearing deposits	438,672	—
Borrowings	32,359	—
Other Liabilities	8,756	—

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Community Bankers Trust Corporation (the Corporation) is a bank holding company, which owns all of the stock of its sole subsidiaries, Bank of Essex (the Bank) and BOE Statutory Trust I (the Trust). The Bank provides commercial, residential and consumer loans, and a variety of deposit products to its customers in the Northern Neck and Central Virginia regions, and the east Metropolitan Atlanta, Georgia area.

Essex Services, Inc. is a wholly-owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance and investment products through affiliations with two limited liability companies.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Community Bankers Trust Corporation and its wholly-owned subsidiary, Bank of Essex. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that the Corporation no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at December 31, 2008. The subordinated debt of the Trust is reflected as a liability of the Corporation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Corporation has defined cash and cash equivalents as cash and due from banks, interest-bearing bank balances, and Federal funds sold.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Securities

The Corporation is required to maintain an investment in the capital stock of certain correspondent banks. The Corporation’s investment in these securities is recorded at cost.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold with the mortgage servicing rights released by the Corporation.

The Corporation enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

closing and the sale of the loan generally ranges from thirty to ninety days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Corporation commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, the gain or loss that occurs on the rate lock commitments is immaterial.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Accounting for Certain Loans or Debt Securities Aquired in a Transfer

On January 1, 2005, Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (AICPA, Technical Practice Aids, ACC sec. 10,880) was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of SOP 03-3. SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Depreciation of bank premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 3 to 20 years for equipment, furniture and fixtures.

Costs of maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of income.

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Corporation had $223,000 in other real estate at December 31, 2008.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Other Intangibles

SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. SFAS No. 142 discontinued any amortization of goodwill and other intangible assets with indefinite lives, but required an impairment review at least annually or more often if certain conditions exist. The Company follows SFAS No. 147, Acquisitions of Certain Financial Instruments, and determined that any core deposit intangibles will be amortized over the estimated useful life.

Advertising Costs

The Corporation follows the policy of expensing advertising costs as incurred, which total $308,000 for 2008.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

As of December 31, 2008 and 2007, the Company did not have any tax benefit disallowed under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $2,945 million relating to an acquisition, which expire in various amounts from 2021 through 2024. Management expects to utilize all of these carryforward amounts prior to expiration.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2005 through 2008 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and warrants and are determined using the treasury stock method. Preferred stock was issued on December 19, 2008. No dividend was declared on this stock during 2008.

Stock-Based Compensation

Prior to the Corporation’s mergers with BOE and TFC, both of these entities had stock-based compensation plans, which are more fully described in Note 12.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Corporation adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Corporation adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Corporation adopted SFAS 159 effective January 1, 2008. The Corporation decided not to report any existing

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the (consolidated) financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Corporation on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Corporation on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Corporation’s consolidated financial statements.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Corporation on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Corporation’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Corporation’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Business Combinations

On September 7, 2007, the Corporation issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of September 5, 2007, with TransCommunity Financial Corporation (the “TFC Agreement”), which provided for the merger of TFC with and into the Corporation. Effective May 31, 2008 at 11:58 p.m., the Corporation consummated the merger between the Corporation and TFC pursuant to the terms of the TFC Agreement (the “TFC Merger”). In connection with the TFC Merger, TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Corporation. The material terms of the TFC Merger Agreement and certain financial and other information about the Corporation and TFC are contained in the Corporation’s registration statement on Form S-4 (SEC File No. 333-148675) originally filed January 15, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “TFC Merger Proxy”), TFC’s annual report on

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-33355), and TFC’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-33355).

On December 14, 2007, the Corporation issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of December 14, 2007, with BOE Financial Services of Virginia, Inc. (the “BOE Agreement”), which provided for the merger of BOE with and into the Corporation. Effective May 31, 2008 at 11:59 p.m., the Corporation consummated the merger between the Corporation and BOE pursuant to the terms of the BOE Agreement (the “BOE Merger”). In connection with the BOE Merger, Bank of Essex, a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Corporation. The material terms of the BOE Merger Agreement and certain financial and other information about the Corporation and BOE are contained in the Corporation’s registration statement on Form S-4 (SEC File No. 333-149384) originally filed February 26, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “BOE Merger Proxy”), BOE’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-31711), and BOE’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-31711).

Prior to the mergers, $54.35 million of the net proceeds from the CBTC initial public offering including $2.1 million of deferred underwriting discounts and commissions was held in trust by CBTC for the purpose of completing a business combination. Of such funds, $45.6 million was released to the Corporation upon completion of the TFC Business Combination and BOE Merger, after payment of the deferred discount and $10.8 million to stockholders who converted their shares to cash.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, and the valuation of deferred tax assets.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

Note 2.	Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2008 are as follows (dollars in thousands):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$28,732	$358	$(21)	$29,069
Mortgage backed securities	93,619	803	(66)	94,356
State, county and municipal	64,600	478	(2,184)	62,894
Corporate & other bonds	7,418	19	(188)	7,249
Other securities	323	111	(10)	424

Total securities available for sale	$194,692	$1,768	$(2,468)	$193,992

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$5,997	$37	$—	$6,034
Mortgage backed securities	79,595	62	—	79,657
State, county and municipal	9,273	1	—	9,274

Total securities held to maturity	$94,865	$100	$—	$94,965

As of December 31, 2007, securities of $58.5 million consisted solely of U. S. Treasuries held in trust, and were recorded at amortized cost.

In estimating other than temporary impairment losses, management considers, the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. As of December 31, 2008 and December 31, 2007, there were no investments held that had other than temporary impairment losses.

Presented below is a summary of securities available for sale with unrealized losses segregated at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in thousands)
Securities available for sale
U.S. Treasury issue and other U.S. Government agencies	$1,583	$(21)	$—	$—	$1,583	$(21)
State, county and municipal	33,005	(2,184)	—	—	33,005	(2,184)
Corporate & other bonds	4,475	(187)	—	—	4,475	(187)
Mortgage backed securities	2,812	(66)	—	—	2,812	(66)
Other securities	186	(10)	—	—	186	(10)

Total	$42,061	$(2,468)	$—	$—	$42,061	$(2,468)

There were no unrealized losses on securities held to maturity as of December 31, 2008. In addition, there were no unrealized losses reported for U.S. Treasuries held in trust as of December 31, 2007.

The unrealized losses in the investment portfolio as of December 31, 2008 are generally a result of market fluctuations that occur daily. The unrealized losses are from 97 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Corporation has the ability and intent to hold these securities to maturity or until a recovery of value. Market prices are affected by conditions beyond the control of the Corporation. Investment decisions are made by the management group of the Corporation and reflect the overall liquidity and strategic asset/liability objectives of the Corporation. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Corporation’s income statement and balance sheet.

The amortized cost and fair value of securities as of December 31, 2008, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$—	$—	$22,803	$22,823
Due after one year through five years	17,834	17,891	70,887	71,640
Due after five years through ten years	68,397	68,403	78,280	78,552
Due after ten years	8,634	8,672	22,399	20,553

	94,865	94,966	194,369	193,568
Other securities	—	—	323	424

Total securities	$94,865	$94,966	$194,692	$193,992

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during 2008:

Amount
(Dollars in thousands)

Proceeds from sales	$110
Proceeds from call, maturities and paydowns	68,452

Total proceeds	$68,562

Gross realized gains	—
Gross realized losses	—

Net realized gain	$—

Securities with amortized costs of $18.927 million at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law. On December 31, 2008 and 2007, there were no securities issued, other than U.S. government and agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Loans

The loan portfolio consisted of various loan types as follows (dollars in thousands):

December 31, 2008

Mortgage loans on real estate
Residential 1-4 family	$129,607
Commercial	158,062
Construction	139,515
Second Mortgages	15,599
Multifamily	9,370
Agriculture	5,143

Total real estate loans	457,296
Commercial Loans	45,320
Consumer installment loans	14,457
All other loans	7,005

Gross loans	524,078
Less: unearned income	(780)

Loans, net of unearned income	$523,298

The Company had an approximate $5.154 million in nonperforming assets at December 31, 2008. These nonperforming assets consisted of 84 credits and one piece of OREO property. Interest forfeited on nonaccrual loans for the year ended December 31, 2008 was $251,000.

At December 31, 2008, the Company’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), (ii) general valuation allowances calculated in accordance with SFAS 5 based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience of the former banks. Management identified loans subject to impairment in accordance with SFAS 114.

The following is a summary of information for impaired and nonaccrual loans as of December 31, 2008 (dollars in thousands):

Amount

Impaired loans without a valuation allowance	$13,301
Impaired loans with a valuation allowance	12,915

Total impaired loans	$26,216

Valuation allowance related to impaired loans	$3,115
Total nonaccrual loans	$4,534
Total loans ninety days or more past due and still accruing	$397
Average investment in impaired loans	$8,240

Interest income recognized on impaired loans	$768

Interest income recognized on a cash basis on impaired loans	$768

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Analysis of the loan valuation allowance is as follows:

Year Ended
December 31, 2008

Balance, beginning of year	$—
Allowance from acquired banks	5,305

Loans charged-off	(980)
Recoveries	42
Provision for loan losses	2,572

Balance, end of year	$6,939

Note 4.	Premises and Equipment

A summary of the bank premises and equipment at December 31, 2008 follows: (dollars in thousands):

Land	$5,914
Land improvements and buildings	13,900
Leasehold improvements	53
Furniture and equipment	2,223
Construction in progress	2,661

Total	24,751
Less accumulated depreciation and amortization	(640)

Bank premises and equipment, net	$24,111

Depreciation expense for the year ended December 31, 2008 amounted to $640,000.

Note 5.	Mergers and Acquisitions

In relation to the mergers with TFC and BOE on May 31, 2008, which is further described in Note 1, the Company followed the acquisition method of accounting as outlined in SFAS 141, Business Combinations. Under SFAS 141, the Company is required to implement purchase accounting rules, where the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Management relied on external analysis by appraisers in determining

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the fair value of the assets acquired and liabilities assumed. Based on that appraisal, the following table provides the calculation and allocation of the purchase price used in the financial statements:

	BOE	TFC
	(Dollars in thousands)

Value of shares issues ($7.42 per share)	$51,624	$48,563
Value of stock options issued	673	814
Merger related costs	1,567	1,707

Purchase price	53,864	51,084
Book value of net assets acquired	30,096	29,052

Excess of purchase over book value of net assets	$23,768	$22,032

Allocation of excess purchase price:
Core deposit intangible	$9,643	$5,309
Fair value adjustments:
Loans	656	1,423
Investment securities	2	—
Bank premises	2,684	675
Time deposit	(992)	(1,954)
Deferred taxes	(4,077)	(1,854)
Goodwill	15,852	18,433

	$23,768	$22,032

Fair value of assets acquired
Cash and cash equivalents	$5,784	$4,232
Investment securities	57,021	11,285
Loans	234,715	243,303
Bank premises and equipment	13,296	8,770
Bank owned life insurance	6,158	—
Core deposit intangibles	9,643	5,309
Goodwill	15,852	18,433

Fair value of assets acquired	$342,469	$291,332

Fair value of liabilities assumed
Deposits	$257,374	$234,088
FHLB advances	17,900	—
Trust preferred capital notes	4,124	—
Other	9,207	6,160

Fair value of liabilities assumed	$288,605	$240,248

Net assets acquired, at fair value	$53,864	$51,084

The merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $34.3 million of estimated goodwill and $15.0 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. The core deposit intangible asset

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

million was based on an independent valuation and will be amortized over the estimated life of the core deposits ranging from 2.6 to nine years. There were no funds borrowed by the Company to finance these mergers.

The Company analyzed the effect of canceling certain contracts between Bank and their vendors in order to produce efficiencies from the merger. Costs of canceling the contracts were material and changed the amount of goodwill associated with the merger.

The Company’s consolidated financial statements include the results of operations of the Bank only from the date of acquisitions. Pro forma condensed consolidated income statements for the years ended December 31, 2008, and 2007 are shown as if the merger occurred at the beginning of each year as follows:

Pro forma information	2008	2007
	(Dollars in thousands, except per share data)

Interest income	$38,221	$38,480
Interest expense	(15,622)	(15,371)

Net interest income	22,599	23,109
Provision for loan losses	(4,120)	(1,692)
Other income	3,063	3,068
Other expenses	(25,740)	(19,962)
Income tax expense	(40)	1,903
Discontinued operations	—	(77)

Net income	$(4,238)	$6,349

Earnings per share	$(0.19)	$0.28

On November 21, 2008, Bank of Essex acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, Bank of Essex and the FDIC.

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $600 million in deposits, approximately $250 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on all deposits, excluding brokered and internet deposits. All deposits have been fully assumed, and all deposits insured prior to the closing of the transaction maintain their current insurance coverage. Other than loans fully secured by deposit accounts, Bank of Essex did not purchase any loans as of December 31, 2008, but is providing loan servicing to TCB’s former loan customers. In addition, Bank of Essex purchased the former banking premises of TCB during 2009.

The former branch offices of TCB opened on November 24, 2008 under the name “Essex Bank, a division of Bank of Essex.”

Note 6.	Goodwill and Other Intangibles

The Company follows SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within SFAS 142 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded, and no impairments were experienced in the period reported.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets and $34.3 million in goodwill. Additionally, BOE assumed all deposits of The Community Bank, Loganville, GA on November 21, 2008, which were purchased for a premium of approximately $3.1 million.

Goodwill and other intangible assets are presented in the following table:

	December 31, 2008
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(Dollars in thousands)

Goodwill	$34,285	$—	$34,285
Core deposit intangibles	18,132	969	17,163

Note 7.	Fair Value Measurements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Impaired Loans

The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Securities available for sale	$193,992	$424	$193,568	$—
Loans held for	$200	$—	$200	$—

Total assets at fair value	$194,192	$424	$193,768	$—

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2008.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Loans — impaired loans	$12,915	$—	$10,627	$2,288
Other real estate owned (OREO)	223	—	223	—

Total assets at fair value	$13,138	$—	$10,850	$2,288

Total liabilities at fair value	$—	$—	$—	$—

Note 8.	Deposits

Balance by deposit type	December 31, 2008
(Dollars in thousands)

NOW	$76,575
MMDA	55,200
Savings	34,688
Time deposits less than $100,000	303,424
Time deposits greater than $100,000	276,762

Total interest-bearing deposits	$746,649

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 was $276.8 million.

The scheduled maturities of time deposits at December 31, 2008 (dollars in thousands) are as follows:

2009	$452,601
2010	78,293
2011	29,963
2012	9,907
2013	9,290
Thereafter	132

Total	$580,186

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008, follows (dollars in thousands):

2008

Deferred tax assets:
Allowance for loan losses	$2,309
Deferred compensation	590
Nonaccrual loan interest	59
Accrued pension	569
FAS 158 adjustment pension	413
Stock based compensation	70
Net operating loss carryforward	2,945
Alternative minimum tax credit	108
Unrealized loss on available for sale securities	238
Other	65

$7,366

Deferred tax liabilities:
Depreciation	296
Purchase accounting adjustment	6,008
Other	75

$6,379

Net deferred tax asset	$987

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. The Company has analyzed the valuation allowances for Deferred Tax Assets and the fact that no allowance is required. All years from 2005 through 2008 are subject to audit by taxing authorities. As of December 31, 2008 the Company had $8.661 million of net operating losses which expire in 2021 through 2024.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

		For the Nine
		Months Ended
	2008	December 31, 2007

Current tax provision	$243	$576
Deferred tax (benefit)	(110)	—

	$133	$576

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2008	2007

Statutory federal income tax rate	34.0%	34.0%
(Reduction) in taxes resulting from:
Municipal interest	(21.0)	—
Bank owned life insurance income	(4.1)	—
Other, net	0.9	0.3

	9.8%	34.3%

Note 10.	Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks and securities sold under an agreement to repurchase. Long-term borrowings are obtained through the Federal Home Loan Bank (FHLB) of Atlanta. At December 31, 2008, there were no short-term borrowings. The following information is provided for long-term borrowings balances, rates, and maturities with the FHLB (dollars in thousands):

December 31, 2008

Federal Home Loan Bank Advances	$37,900

Maximum month-end outstanding balance	$37,900
Average outstanding balance during the year	$15,861
Average interest rate during the year	4.63%
Average interest rate at end of year	3.14%

		Adjustable
	Fixed Rate	Rate	Total

2009	$—	$900	$900
2010	—	—	—
2011	—	—	—
2012	22,000	—	22,000
2013	10,000	—	10,000
Thereafter	5,000	—	5,000

Total	$37,000	$900	$37,900

The Corporation has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $45,500,000.

Note 11.	Employee Benefit Plans

The Corporation adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the period from merger date to ended December 31, 2008. (dollars in thousands):

2008

Change in Benefit Obligation
Benefit obligation, assumed in merger	$5,166
Service cost	271
Interest cost	225
Actuarial loss	(158)
Benefits paid	(65)

Benefit obligation, ending	$5,439

Change in Plan Assets
Fair value of plan assets, assumed in merger	$3,493
Actual return on plan assets	(878)
Employer contributions	—
Benefits paid	(65)

Fair value of plan assets, ending	$2,550

Funded Status	$(2,889)

Amounts Recognized in the Balance Sheet
Other assets	$—
Other liabilities	2,889
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,216
Prior service cost	5
Net obligation at transition	(5)
Deferred tax	(413)

Total amount recognized	$803

The accumulated benefit obligation for the defined benefit pension plan was $3.658 million at December 31, 2008.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table provides the components of net periodic benefit cost for the plan for the year ended December 31, 2008: (dollars in thousands):

2008

Components of Net Periodic Benefit Cost
Service cost	$218
Interest cost	180
Expected return on plan assets	(187)
Amortization of prior service cost	2
Amortization of net obligation at transition	(2)
Recognized net actuarial loss	10

Net periodic benefit cost	$221

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss)	$1,024

The weighted-average assumptions used in the measurement of the Corporation’s benefit obligation and net periodic benefit cost are shown in the following table:

2008

Discount rate	6.00%
Expected return on plan	8.50%
Rate of compensation	4.00%

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31, 2008, by asset category are as follows:

2008

Asset Category
Mutual funds — fixed income	32%
Mutual funds — equity	63%
Cash and equivalents	5%

Total	100%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Corporation did not to contribute to its pension plan in 2008.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows: (dollars in thousands)

2009	$88
2010	125
2011	159
2012	158
2013	175
2014-2018	1,354

401(k) Plan

The Corporation adopted the 401(k) Plans that previously existed with both TFC and BOE prior to the merger. Under the BOE 401(k) Plan, employees have a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Corporation matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by the Corporation as determined each year. Any employees that started with the Corporation after the merger, and meet the service requirements, would be included in the BOE 401(k) Plan.

Under the TFC 401(k) Plan, employees have a contributory 401(k) profit share plan which covers substantially all employees. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Corporation matches 100% of employee contributions on the first 3% of compensation, then the Corporation matches 50% of employee contributions on the next 2% of compensation. The plan also provides for additional discretionary contributions to be made by the Corporation as determined each year. The amounts charged to expense under these plans for the year ended December 31, 2008 was $201,000.

Deferred Compensation Agreements

The Corporation has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $144,000 for the year ended December 31, 2008. These contracts are funded by life insurance policies.

Note 12.	Stock Option Plans and Warrants

Prior to the mergers, both TFC and BOE maintained stock option plans as incentives for certain officers and directors. During 2007, TFC replaced its stock option plan with an equity compensation plan that issued restricted stock awards. Under the terms of these plans, all options and awards were fully vested and exercisable, and any unrecognized compensation expenses were accelerated. Due to the mergers on May 31, 2008, these plans were

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

terminated by the Company, replacement options were granted by the Company to former employees of at TFC and BOE exchange rates of 1.42 and 5.7278, respectively.

A summary of the options is shown in the following table:

	TFC	BOE
	2008	2008

Options issued in connection with bank acquisition	332,351	161,426
Options outstanding at December 31	332,351	161,426
Options exercisable at December 31	332,351	161,426
Weighted average exercise price	$6.83	$4.13
Weighted average remaining contracted life at December 31	51 months	57 months

Options were valued at $1,488 million using the Black-Shoals model at the time of acquisition of TFC and BOE by the Company. Options were part of the acquisition and were not expensed by the Company. Assumptions were for a discount rate of 4.06% and 25% volatility with a remaining term of 4.83 years for TFC options and 5.25 years for BOE options.

The intrinsic values of options outstanding and exercisable at December 31, 2008 were $24,000. No options have been exercised since the merger. Currently, the Company does not have any stock-based compensation plan that is issuing new instruments. However, the Company’s Compensation Committee and Board of Directors are considering various types of stock-based compensation plans to be presented to shareholders at its 2009 annual meeting.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands, except per share data)

For the Twelve Months ended December 31, 2008
Basic EPS	$1,223	16,430	$0.07
Effect of dilutive options and warrants	—	1,088	—

Diluted EPS	$1,223	17,518	$0.07

For the Nine Months ended December 31, 2007
Basic EPS	$1,105	9,375	$0.12
Effect of dilutive warrants	—	2,432	(0.03)

Diluted EPS	$1,105	11,807	$0.09

No options were excluded from the computation for the years ended December 31, 2008 and 2007.

Note 14.	Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons.

With the merger of the entities on May 31, 2008, a new Corporate directorate and Executive officer staff was named for Community Bankers Trust Corporation. Various directors and executive officers had loans outstanding with their respective Bank’s prior to the merger. The table below depicts both direct and indirect loans assumed by the new entity as well as advances and repayments subsequent to May 31, 2008 (dollars in thousands).

2008

Balance, assumed at merger	$3,042
Principal additions	1,855
Repayments and reclassifications	(219)

Balance, end of year	$4,678

Indirect loans assumed at the merger equaled $1.118 million of the amount stated above, and $1.116 million of the balance at year-end 2008.

Note 15.	Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 18 with respect to financial instruments with off-balance-sheet risk.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2008 (dollar in thousands):

		Less than			More than
	Total	1 year	1-3 Years	4-5 Years	5 Years

Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank Debt	37,900	900	—	32,000	5,000
Operating leases	7,476	499	914	779	5,284

Total contractual obligations	$49,500	$1,399	$914	$32,779	$14,408

Note 16.	Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2008, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $50.575 million (22.92% of net assets).

Note 17.	Concentration of Credit Risk

At December 31, 2008, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 87.26% of traditional loan portfolio (BOE and TCF). Subsequent to December 31, 2008, loans have been added to the portfolio from the transactions in Georgia and most notably in Maryland.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances were approximately $5.108 million at December 31, 2008.

Note 18.	Financial Instruments With Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2008:

Amount
(Dollars in thousands)

Commitments with off-balance sheet risk:
Commitments to extend credit	$106,378
Standby letters of credit	12,356

Total commitments with off-balance sheet risk	$118,734

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are generally uncollateralized and usually do not contain a specified maturity date and may be drawn upon only to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s evaluation of the counterparty. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Note 19.	Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Corporation and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 in the table.

			Required for Capital		Required in Order to be
	Actual		Adequacy Purposes		Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to risk weighted assets
CBTC consolidated	$125,523	20.00%	$48,609	8.00%	NA	NA
Bank of Essex	62,517	10.30%	48,535	8.00%	$60,669	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	114,965	18.92%	24,305	4.00%	NA	NA
Bank of Essex	55,959	9.22%	24,267	4.00%	36,401	6.00%
Tier 1 Capital to average adjusted assets
CBTC consolidated	114,965	12.54%	36,675	4.00%	NA	NA
Bank of Essex	55,959	6.12%	36,594	4.00%	45,742	5.00%

On February 11, 2009 the Company invested $50 million in Bank of Essex which will result in an increase in the Banks regulatory Capital.

Note 20.	Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

Restricted Securities

The carrying value of restricted securities approximates their fair value based on the redemption provisions of the respective entity.

Loans Receivable

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Borrowings

The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2008, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The carrying amounts and estimated fair values of the Corporation’s financial instruments are as follows: (dollars in thousands)

	2008
	Carrying	Fair
	Amount	Value

Financial assets:
Cash and cash equivalents	$128,433	$128,433
Securities available for sale	193,992	193,992
Securities held to maturity	94,865	94,966
Loans held for sale	200	200
Net loans	516,359	497,930
Accrued interest receivable	4,014	4,014
Financial liabilities:
Deposits	806,348	813,374
Borrowings	42,024	46,819
Accrued interest payable	4,325	4,325

The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Note 21.	Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. Since May 31, 2008 through December 31, 2008, the weighted-average interest rate was 6.33%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2008, all trust preferred notes were included in Tier 1 capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Note 22.	Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2008 are as follows (dollars in thousands):

December 31, 2008

2009	$499
2010	510
2011	404
2012	385
2013	394
Thereafter	5,284

Total of future payments	$7,476

The table above incorporates a lease for a future branch location in Midlothian, Virginia. This lease was executed in November of 2008 and will commence once the branch opens for business, which is expected in April 2009, subject to regulatory approval. The total anticipated lease payments for this lease aggregate $5.479 million.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 23.	Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the past two years is stated separately. (dollars in thousands):

	December 31, 2008	December 31, 2007

Professional services	$226	$—
Marketing & advertising expense	308	—
Bank franchise tax	416	—
Telephone and internet line	193	—
Stationery, printing & supplies	222	—
Travel and entertainment	205	—
FDIC/OCC expense	239	—
Software and maintenance support	221	—
Directors fees	365	—
Other expenses	1,190	263

Total other operating expenses	$3,585	$263

Note 24.	Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

COMMUNITY BANKERS TRUST CORPORATION
PARENT COMPANY ONLY BALANCE SHEET
AS OF DECEMBER 31, 2008

December 31, 2008
(Dollars in thousands)

ASSETS
Cash	$58,328
Equity securities, restricted, at cost	424
Other assets	1,250
Investments in subsidiaries	108,521

Total assets	$168,523

LIABILITIES
Other liabilities	$138
Balances due to subsidiary bank	575
Balances due to non-bank subsidiary	4,124

Total liabilities	4,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized)	17,680
Warrants on preferred stock	1,037
Discount on preferred stock	(1,031)
Common stock (50,000,000 shares authorized $0.01 par value) 21,468,455 issued and outstanding at December 31, 2008	215
Additional paid in capital	145,359
Retained earnings	1,691
Accumulated other comprehensive loss	(1,265)

Total stockholders’ equity	$163,686

Total liabilities and stockholders’ equity	$168,523

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

COMMUNITY BANKERS TRUST CORPORATION
PARENT COMPANY ONLY STATEMENT OF INCOME
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008

December 31, 2008
(Dollars in thousands)

Income:
Interest and dividend income	$556

Total income	556
Expenses
Interest expense	71
Furniture and equipment expenses	6
Bank franchise taxes	159
Professional and legal expenses	434
Other operating expenses	517

Total expenses	1,187
Equity in income of subsidiaries	1,987
Net income before income taxes	1,356

Income tax expense	133

Net income	$1,223

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

COMMUNITY BANKERS TRUST CORPORATION
PARENT COMPANY ONLY STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008

2008
(Dollars in thousands)

Operating activities:
Net income	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5
Net amortization of preferred warrants	6
Increase in other assets	(5,695)
Decrease in other liabilities, net	(620)

Net cash and cash equivalents used in operating activities	(5,081)

Investing activities:
Purchases of investment securities	(242)
Maturity of securities held in trust	58,453

Net cash and cash equivalents provided by investing activities	58,211

Financing activities:
Issuance of preferred stock	17,680
Cash dividends paid	(1,755)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(46)
Cash paid to shareholders for converted shares	(10,843)

Net cash and cash equivalents provided by financing activities	5,036

Increase in cash and cash equivalents	58,166
Cash and cash equivalents at beginning of the period	162

Cash and cash equivalents at end of the period	$58,328

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 25.	Subsequent Events

On Friday, January 30, 2009, Community Bankers Trust Corporation announced that Bank of Essex entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”), providing for the assumption by BOE, effective 6:00 p.m. on Friday, January 30, 2009, of all deposit liabilities and the purchase of certain assets of SFSB. BOE assumed approximately $312 million in deposits, all of which are deemed to be core deposits. BOE received a discount on these deposits of $45 million. BOE purchased approximately $348 million in loans and other assets, and will be providing loan servicing to SFSB’s existing loan customers. BOE has entered into a loss share arrangement with the FDIC with respect to the assets purchased. All deposits have been fully assumed and all deposits maintain their current insurance coverage.

The Company filed a Form 8-K on February 4, 2009 disclosing this transaction. In a letter to the SEC dated March 13, 2009, the Company proposed that it would provide financial information and disclosures in an amended Form 8-K.

Note 26.	Preferred Stock

On December 19, 2008, under the Department of the Treasury’s TARP Capital Purchase Program, the Company issued to the U.S. Treasury 17,680 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), and a 10-year warrant to purchase up to 780,000 shares of common stock at an exercise price of $3.40 per share, for aggregate proceeds of $17,680,000. The allocated carrying values of the Series A Preferred Stock and the warrants on the date of issuance (based on their relative fair values) were $16,643,000 and $1,037,000, respectively. Cumulative dividends on the Series A Preferred Stock are payable at 5% per annum through December 19, 2013, and at a rate of 9% per annum thereafter. The Series A Preferred Stock will be accreted to the redemption price of $17,680,000 over five years. The warrant is exercisable at any time until December 19, 2018, and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of at least $17,680,000 from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise will be reduced by one-half of the original number of shares of common stock.

Each share of Series A Preferred Stock issued and outstanding has no par value, has a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to approval of the Federal Reserve, at a redemption price equal to $1,000 plus accrued and unpaid dividends, provided that through December 18, 2011, the Series A Preferred Stock is redeemable only in an amount up to the aggregate net cash proceeds received from sales of Tier 1 qualifying perpetual preferred stock or common stock, and only once such sales have resulted in aggregate gross proceeds of at least approximately $4.4 million.

The Series A Preferred Stock has a preference over the Company’s common stock upon liquidation. Dividends on the preferred stock, if declared, are payable quarterly in arrears. The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. In addition, pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until at the earliest of December 19, 2011 or the redemption of all of the Series A Preferred Stock to third parties, the Company must obtain the consent of the U.S. Treasury to raise the Company’s common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. Such conclusion was based on errors related to the accrual of certain costs related to the goodwill acquired through the Company’s mergers with TFC and BOE, as described below. These officers believe that the corrections of these errors have been handled as contemplated by the requirement for disclosure controls and procedures under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

During its assessment, management identified the material weakness described below, which resulted in a material misstatement that created the need for the Company to restate its consolidated financial statements included on its Quarterly Report on Form 10-Q as of and for the period ended September 30, 2008. Subsequent to the filing of that Form 10-Q, management identified errors related to the Company’s accounting for the goodwill acquired through the Company’s mergers with TFC and BOE. The errors were based on the failure of the Company to reconcile merger-related goodwill on a regular basis and errors in the calculation of certain elements of goodwill and resulted in the entry of an amount in excess of the actual accrued merger costs. This material misstatement resulted in an overstatement of goodwill and retained earnings as of September 30, 2008. It also resulted in an understatement of salaries and employee benefits expense and an overstatement of net income, each by $375,000, for the three and nine months ended September 30, 2008. Other errors resulted in the reclassification of material amounts on the balance sheet related to the business combination.

During the evaluation of these accounting errors, we concluded that they were the result of a material weakness in our internal control over financial reporting with respect to the accounting for non-routine transactions. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Specifically, our policies and procedures did not provide for timely review of significant non-routine transactions and related accounting entries.

The Company assumed deposits and acquired certain assets from the FDIC, in its capacity as receiver of The Community Bank of Loganville, Georgia, on November 21, 2008. Such balances constituted approximately 22% of total assets and 27% of total deposits of the consolidated financial statement amounts as of December 31, 2008. As permitted by the Securities and Exchange Commission, management excluded the assumed deposits and liabilities and acquired assets from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Based on the assessment, which excluded The Community Bank acquisition, as described above, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 because of the material weakness described above.

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Remediation Steps to Address Material Weakness

As a result of the errors described above, we will restate certain financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008. The errors occurred as a result of the miscalculations of accounting entries and did not result from any fraudulent activities. The errors were nonrecurring and noncash in nature. We continue to evaluate our financial accounting staff levels and expertise and are implementing appropriate oversight and review procedures. We believe that we are taking the necessary corrective actions to eliminate the material weakness.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 38 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Income Statements for the Year Ended December 31, 2008, and Nine Months Ended December 31, 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2008, and Nine Months Ended December 31, 2007

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008, and Nine Months Ended December 31, 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation(1)
2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc.(2)
2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation(3)

Exhibit No.	Description

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation(4)
3.1	Amended and Restated Certificate of Incorporation(5)
3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A(6)
3.3	Amended and Restated Bylaws(7)
4.1	Specimen Unit Certificate(8)
4.2	Specimen Common Stock Certificate(8)
4.3	Specimen Warrant Certificate(8)
4.4	Form of Unit Purchase Option to be granted to the representatives(8)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp.(9)
4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and
Continental Stock Transfer and Trust Co.(10)
4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders(10)
4.8	Warrant to Purchase 780,000 Shares of Common Stock(6)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp.(8)
10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders(9)
10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders(9)
10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury(6)
10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr.(11)
10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas(11)
10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell(11)
10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean(11)
10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell(11)
10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean(11)
10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson(12)
10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean(6)
10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company(6)
10.14	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte(13)
10.15	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003(14)
10.16	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan(15)

Exhibit No.	Description

10.17	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan(15)
10.18	TransCommunity Financial Corporation 2007 Equity Compensation Plan (16)
10.19	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan(17)
10.20	BOE Financial Services of Virginia, Inc. Stock Incentive Plan(18)
10.21	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan(19)
10.22	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors(18)
10.23	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors(19)
21.1	Subsidiaries of Community Bankers Trust Corporation*
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590).

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008 (File No. 001-32590).

(14)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(15)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).

(16)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).

(17)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).

(18)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260).

(19)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538).

(b) Exhibits. See Item 15(a)3. above

(c) Financial Statement Schedules. See Item 15(a)2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Longest, Jr. George M. Longest, Jr.	President and Chief Executive Officer and Director (principal executive officer)	March 31, 2009

/s/ Bruce E. Thomas Bruce E. Thomas	Senior Vice President and Chief Financial Officer (principal financial officer)	March 31, 2009

/s/ Patrick J. Tewell Patrick J. Tewell	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 31, 2009

/s/ Alexander F. Dillard, Jr. Alexander F. Dillard, Jr.	Chairman of the Board	March 31, 2009

/s/ Troy A. Peery, Jr. Troy A. Peery, Jr.	Vice Chairman of the Board	March 31, 2009

/s/ Gary A. Simanson Gary A. Simanson	Vice Chairman of the Board	March 31, 2009

/s/ Richard F. Bozard Richard F. Bozard	Director	March 31, 2009

/s/ L. McCauley Chenault L. McCauley Chenault	Director	March 31, 2009

/s/ George B. Elliott George B. Elliott	Director	March 31, 2009

/s/ P. Emerson Hughes, Jr. P. Emerson Hughes, Jr.	Director	March 31, 2009

Signature	Title	Date

/s/ Philip T. Minor Philip T. Minor	Director	March 31, 2009

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Director	March 31, 2009

/s/ John C. Watkins John C. Watkins	Director	March 31, 2009

/s/ Robin Traywick Williams Robin Traywick Williams	Director	March 31, 2009