Form 10-K/A
period 2008-12-31
Community Bankers Trust Corp
filed 2009-04-30
CIK 1323648

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-32590
COMMUNITY BANKERS TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

4235 Innslake Drive, Suite 200
Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock
and one Warrant	NYSE Amex
Common Stock, $0.01 par value	NYSE Amex
Warrants to Purchase Common Stock	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008 (filed on March 31, 2009 with the Securities and Exchange Commission) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1). This Form 10-K/A includes the items required in Part III, which had previously been expected to be incorporated by reference to the Registrant’s definitive proxy statement for the 2009 annual meeting of stockholders.
TABLE OF CONTENTS

Page
Part III
Item 10. Directors, Executive Officers and Corporate Governance	3
Item 11. Executive Compensation	6
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13. Certain Relationships and Related Transactions, and Director Independence	17
Item 14. Principal Accounting Fees and Services	18
Part IV
Item 15. Exhibits, Financial Statement Schedules	19

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The Board of Directors of Community Bankers Trust Corporation (the “Company”) currently consists of 12 directors. The following information sets forth the business experience and other information for all directors for the past five years. Such information includes each director’s service on the boards of TransCommunity Financial Corporation (“TransCommunity Financial”) and BOE Financial Services of Virginia, Inc. (“BOE Financial”), as the case may be, each of which merged with and into the Company on May 31, 2008. References to a director’s service on the board of BOE Financial include service on the board of its predecessor, Bank of Essex (which is now a wholly owned subsidiary of the Company) (the “Bank”).
     Richard F. Bozard, 62, has been a director of the Company since May 2008. He had previously served as a director of TransCommunity Financial since 2006. Mr. Bozard has been Vice President and Treasurer of Owens & Minor, Inc., a medical and surgical supplies distributor based in Mechanicsville, Virginia, since 1991. He has also been Senior Vice President and Treasurer of Owens & Minor Medical, Inc., a subsidiary of Owens & Minor, Inc., since 2004.
     L. McCauley Chenault, 57, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1987. Mr. Chenault has been the managing attorney of Chenault Law Offices, PLC in Mechanicsville, Virginia, a position that he has held for more than five years.
     Alexander F. Dillard, Jr., 70, has been Chairman of the Company’s Board of Directors since May 2008. He had previously served as a director of BOE Financial since 1982. Mr. Dillard has been a senior partner in the law firm of Dillard & Katona in Tappahannock, Virginia, a position that he has held for more than five years.
     George B. Elliott, 74, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1982. Mr. Elliott has been a real estate developer and consultant based in Tappahannock, Virginia, positions that he has held for more than five years.
     P. Emerson Hughes, Jr., 65, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 2004. Mr. Hughes is President and operator of Holiday Barn, Ltd., a pet boarding and day care facility based in Glen Allen, Virginia, where he has been employed since 1972.
     George M. Longest, Jr., 48, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1999. Mr. Longest has been the Company’s President since May 2008, the Company’s Chief Executive Officer since July 2008 and the Bank’s Chief Executive Officer since 1999. From 1999 to May 2008, Mr. Longest was also President and Chief Executive Officer of BOE Financial and President of the Bank.
     Philip T. Minor, 74, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1974. Mr. Minor has been a partner in Philip Minor Farms in St. Stephens Church, Virginia, a position that he has held for more than five years.

     Troy A. Peery, Jr., 62, has been Vice Chairman of the Company’s Board of Directors since May 2008. He had previously served as a director of TransCommunity Financial since 2002. Mr. Peery has been President of Peery Enterprises, a real estate development company based in Manakin-Sabot, Virginia, since 1998.
     Eugene S. Putnam, Jr., 49, has been a director of the Company since 2005 and served as its Chairman of the Board from 2005 to May 2008. Mr. Putnam has been Executive Vice President and Chief Financial Officer for Universal Technical Institute, Inc., a post-secondary education provider, since July 2008, and he served as its interim Chief Financial Officer from January 2008 to July 2008. From 2005 to 2007, he was Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation, a mortgage origination and servicing company that filed for bankruptcy protection in 2007. From 2003 to 2005, he was President of Coastal Securities LP, a registered broker-dealer.
     Gary A. Simanson, 48, has been Vice Chairman of the Company’s Board of Directors since May 2008 and a director of the Company since 2005. Mr. Simanson has served as the Company’s Senior Vice President and Chief Strategic Officer since May 2008. From 2005 to May 2008, he was the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Simanson has also been managing director of First Capital Group, L.L.C., an investment banking advisor firm specializing in bank mergers and acquisitions, since 1997.
     John C. Watkins, 62, has been a director of the Company since July 2008. He had previously served as a director of TransCommunity Financial and its predecessor, Bank of Powhatan, N.A., since 1998. Senator Watkins was President of Watkins Nurseries, Inc., a landscape design firm and wholesale plant material grower based in Midlothian, Virginia, from 1998 to 2008, and he currently serves as the Chairman of its board of directors. He has also been Manager and Development Director for Watkins Land, LLC, a real estate company based in Midlothian, Virginia, since 1999. He was a member of the Virginia House of Delegates from 1982 to 1998 and has been a member of the Senate of Virginia since 1998.
     Robin Traywick Williams, 58, has been a director of the Company since May 2008. She had previously served as a director of TransCommunity Financial since 2002. Ms. Williams is a writer and serves on the boards of the Virginia Foundation for the Humanities and the Thoroughbred Retirement Foundation. From 1998 to 2003, she served as Chairman of the Virginia Racing Commission in Richmond, Virginia.
Executive Officers
     The Company’s executive officers and their respective ages and positions are set forth in the following table.

Name	Age	Position

George M. Longest, Jr.	48	President and Chief Executive Officer, Community Bankers Trust Corporation, and Chief Executive Officer, Bank of Essex

Bruce E. Thomas	45	Senior Vice President and Chief Financial Officer, Community Bankers Trust Corporation and Bank of Essex

Name	Age	Position

Gary A. Simanson	48	Senior Vice President and Chief Strategic Officer, Community Bankers Trust Corporation

M. Andrew McLean	54	President, Bank of Essex

Patrick J. Tewell	44	Senior Vice President and Chief Accounting Officer, Community Bankers Trust Corporation
     The following information sets forth the business experience and other information for the executive officers for the past five years. Such information with respect to Messrs. Longest and Simanson is set forth above in the “Directors” section.
     Mr. Thomas has been Senior Vice President and Chief Financial Officer of the Company since May 2008. From 2000 to May 2008, he was Senior Vice President and Chief Financial Officer of BOE Financial. He has been employed in various positions with the Bank since 1990 and is currently also the Bank’s Senior Vice President and Chief Financial Officer.
     Mr. McLean has been President of the Bank since July 2008, when TransCommunity Bank, the former subsidiary of TransCommunity Financial, merged into the Bank. From 2007 to July 2008, he was President and Chief Executive Officer of TransCommunity Bank. From 2001 to 2007, he was Present and Chief Executive Officer of Bank of Goochland, N.A., also a former subsidiary of TransCommunity Financial prior to its consolidation into TransCommunity Bank.
     Mr. Tewell has been Senior Vice President and Chief Accounting Officer of the Company since May 2008. From 2007 to 2008, he was Chief Financial Officer of TransCommunity Financial. From 2004 to 2007, he was Senior Financial/IT Auditor for the Federal Reserve Bank of Richmond.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than 10% of its common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% stockholders are required by regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file.
     Based on the Company’s review of the copies of those forms, and any amendments that it has received, and written representations from its executive officers and directors, the Company believes that all executive officers, directors and beneficial owners of more than 10% of its common stock complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2008, except that Troy A. Peery, Jr. inadvertently filed late a Form 4 with respect to the purchase of shares of common stock in June 2008 and P. Emerson Hughes, Jr. inadvertently filed late a Form 4 with respect to the purchase of shares of common stock in August 2008.
Code of Ethics
     The Company’s Board of Directors has approved a Code of Conduct and Ethics for directors, officers and all employees of the Company and its subsidiaries, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct and Ethics is available on the “investor information” page of the Company’s internet website at www.cbtrustcorp.com.

Audit Committee
     The Company’s Board of Directors has an Audit Committee that assists the Board in the fulfillment of its oversight responsibilities with respect to the completeness and accuracy of the Company’s financial reporting and the adequacy of its financial and operating controls. A copy of the Audit Committee’s charter is available on the “investor information” page of the Company’s internet website at www.cbtrustcorp.com.
     The members of the Audit Committee are Troy A. Peery, Jr., George B. Elliott, Philip T. Minor and Robin Traywick Williams. The Company’s Board of Directors has determined that Mr. Peery qualifies as an audit committee financial expert, as defined by the rules and regulations of the Securities and Exchange Commission, and that Mr. Peery is independent, as independence for audit committee members is defined by NYSE Amex’s listing standards.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The table below sets forth, for the years ended December 31, 2008 and December 31, 2007, the compensation earned by the following individuals:
•	each of the three individuals who served as the Company’s principal executive officer during 2008

•	the two other most highly compensated executive officers who were executive officers at December 31, 2008
     The compensation presented in the table includes compensation paid by TransCommunity Financial and BOE Financial, as the case may be, prior to their merger with and into the Company on May 31, 2008.
							Non-
						Non-Equity	Qualified
						Incentive	Deferred
						Plan	Compen-	All Other
					Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Stock Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	($)	($)	($) (6)	($) (6)	($)	($) (7)	($) (8)	($)
George M. Longest, Jr.	2008	215,000	25,000	—	—	—	83,229	6,187	329,416
President and Chief Executive Officer (1)	2007	160,000	15,245	—	—	—	53,909	3,200	232,354
Gary A. Simanson	2008	270,000	750,000	—	—	—	—	3,204	1,023,204
Senior Vice	2007	—	—	—	—	—	—	—	—
President and Chief Strategic Officer (and former President and Chief Executive Officer) (2)

							Non-
						Non-Equity	Qualified
						Incentive	Deferred
						Plan	Compen-	All Other
					Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Stock Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	($)	($)	($) (6)	($) (6)	($)	($) (7)	($) (8)	($)
Bruce E. Thomas	2008	155,000	17,500	—	—	—	40,057	7,225	219,782
Senior Vice	2007	120,000	10,745	—	—	—	25,145	2,400	158,290
President and Chief Financial Officer (3)
Patrick J. Tewell	2008	140,000	16,500	—	—	—	—	11,905	168,405
Senior Vice	2007	110,000	43,000	19,375	12,150	—	—	9,990	194,775
President and Chief Accounting Officer (4)
Bruce B. Nolte	2008	154,000	—	—	—	—	—	9,603	163,603
Former Chief	2007	173,300	40,690	42,625	—	—	—	32,384	288,999
Executive Officer (5)

(1)	Mr. Longest has been the Company’s President since May 2008 and Chief Executive Officer since July 2008. He was President and Chief Executive Officer of BOE Financial until May 2008.

(2)	Mr. Simanson has been the Company’s Senior Vice President and Chief Strategic Officer since May 2008. He was the Company’s President, Chief Executive Officer and Chief Financial Officer until May 2008.

(3)	Mr. Thomas has been the Company’s Senior Vice President and Chief Financial Officer since May 2008. He was Senior Vice President and Chief Financial Officer of BOE Financial until May 2008.

(4)	Mr. Tewell has been the Company’s Senior Vice President and Chief Accounting Officer since May 2008. He was Senior Vice President and Chief Financial Officer of TransCommunity Financial from March 2007 until May 2008.

(5)	Mr. Nolte was the Company’s Chief Executive Officer from May 2008 to July 2008, when his employment with the Company terminated. He was President and Chief Executive Officer of TransCommunity Financial until May 2008.

(6)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock award or by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year for awards of restricted stock or stock options, as the case may be, granted to each of the named executive officers, all of which were granted prior to 2008, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards or options were forfeited by any of the named executive officers in 2007 or 2008.

(7)	Amounts for 2008 represent, for Mr. Longest, a $25,181 change in value of his accumulated benefit in the supplemental executive retirement plan and a $58,048 change in value of his accumulated benefit in the pension plan and, for Mr. Thomas, a $10,333 change in value of his accumulated benefit in the supplemental executive retirement plan and a $29,724 change in value of his accumulated benefit in the pension plan. Additional information on these plans is included in the “Post-Employment Compensation” section below.

(8)	Amounts for 2008 represent, for Mr. Longest, $2,067 in 401(k) plan matching contributions and $4,120 in employer-paid healthcare, for Mr. Simanson, $3,204 in employer-paid healthcare, for Mr. Thomas, $3,205 in 401(k) plan matching contributions and $4,020 in employer-paid healthcare, for Mr. Tewell, $5,905 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, and for Mr. Nolte, $6,103 in 401(k) plan matching contributions and $3,500 in employer-paid healthcare.

Discussion
General
     The Company’s compensation program consists generally of salary, bonus, and benefits. Benefits include a defined benefit pension plan, supplemental retirement plan, participation in the Company’s 401(k) plan and health insurance benefits. In addition, the Company offers perquisites to certain executive officers such as use of Company-owned vehicles. One of the fundamental objectives of the Company’s compensation program is to offer competitive compensation and benefits for all employees, including executive officers, to compete for and retain talented personnel who will lead the Company in achieving levels of financial performance that enhance stockholder value.
Employment Agreements
     The Company has employment agreements with each of the named executive officers.
     The agreements with each of George M. Longest, Jr. and Bruce E. Thomas were effective as of May 31, 2008, which was the effective date of the merger of the Company and BOE Financial. Effective as of that date and pursuant to his employment agreement, Mr. Longest serves as the Company’s President, and Mr. Thomas serves as the Company’s Chief Financial Officer, each at a salary determined by the Company’s Board of Directors. The term of each employment agreement is for three years after the merger date. On each anniversary of the merger date, upon the review and approval of the Board of Directors, the term of the agreement will be extended by an additional year unless the Company or the officer gives written notice at least 30 days prior to an anniversary date that no further extensions should occur.
     The employment agreement with each of Messrs. Longest and Thomas imposes certain limitations on the officer, precluding the officer from soliciting the Company’s or the Bank’s employees and customers and, without the Company’s prior written consent, competing with the Company or the Bank by forming, serving as an organizer, director, officer or consultant to, or maintaining a more than one percent passive investment in a depository financial institution or holding company if such entity has one or more offices or branches located within a 10-mile radius of the headquarters or any branch banking office of the Company or the Bank. These limitations will be for a period of two years from the date on which the officer ceases to be an employee of the Company except that, in the case of a termination without cause or for good reason following a change in control, the non-compete and customer solicitation restrictions will be in force for only one year.
     The employment agreement with Gary A. Simanson was effective as of September 29, 2008. The agreement governs the terms of his employment as the Company’s Chief Strategic Officer and Vice Chairman. Except as set forth below, the terms of Mr. Simanson’s agreement are substantially similar to the agreements with Messrs. Longest and Thomas. The term of the agreement is for three years from the closing date of the mergers. On each anniversary of the merger date, the term of the agreement will be extended by an additional year unless the Company gives written notice that no further extensions should occur. The financial terms of the agreement include an annual salary of $270,000 and an upfront cash bonus of $750,000, which was included as part of the Company’s merger expense. Mr. Simanson is also eligible to receive a cash bonus payment in an amount determined by the Company for financial advisory and other services that he renders in connection with the negotiation and consummation of any merger or other business combination involving the Company or any of its affiliates. Mr. Simanson did not receive a salary for his services to the Company prior to the mergers with TransCommunity Financial and BOE Financial.

     The agreement prohibits Mr. Simanson from competing with the Company following the termination of his employment, from soliciting employees and customers of the Company, and from divulging confidential information obtained while employed with the Company. These restrictions will extend for a two year period following the termination of employment, except that, in the case of a termination without cause or for good reason following a change in control, the non-compete and customer solicitation restrictions will be in force for only one year.
     The agreement with Mr. Tewell was with TransCommunity Financial and was effective as of May 27, 2008. The Company succeeded to all of the rights and obligations of TransCommunity Financial as of May 31, 2008, the effective date of the merger of the Company and TransCommunity Financial. Effective as of that date and pursuant to his employment agreement, Mr. Tewell serves as the Company’s Chief Accounting Officer at a salary of $140,000 per year with base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the board of directors. The term of his employment agreement is until May 27, 2011. The employment agreement includes certain covenants not to compete, provided employment is not terminated for “cause.” Mr. Tewell’s employment agreement precludes him from inducing or soliciting any employee of the Company to terminate his or her relationship with the Company for a period of 12 months from the date on which he ceases to be an employee of the Company.
     Each of the employment agreements described above addresses termination of the executive officer’s employment under various termination scenarios. Information on these terms is provided in the “Post-Employment Compensation” section below.
     Prior to the termination of his employment with the Company, Mr. Nolte was a party to an employment agreement similar to Mr. Tewell’s. Under his agreement, Mr. Nolte served as the Company’s Chief Executive Officer at a salary of $205,000 per year with base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the board of directors. The term of Mr. Nolte’s employment agreement was until December 31, 2009. In addition, Mr. Nolte’s employment agreement precluded him from serving as Chief Executive Officer or other executive officer of any bank or bank holding company within 25 miles of headquarters of the Company or within 25 miles of any bank branch operated by the Company. It also precluded him from inducing or soliciting any employee of the Company to terminate his or her relationship with the Company, soliciting or diverting away or attempting to solicit or divert away any customer of the Company for the purpose of selling or providing competitive services for a period of 24 months from the date on which he ceased to be an employee of the Company.
     On July 31, 2008, the Company and Mr. Nolte entered into a Separation Agreement and Release in connection with Mr. Nolte’s voluntary resignation of employment with the Company. Information on the terms of this agreement is set forth in the “Certain Relationships and Related Transaction” section in Item 13 below.
Stock-Based Awards
      Prior to the mergers, both TFC and BOE maintained stock option plans as incentives for certain officers and directors. During 2007, TFC replaced its stock option plan with an equity compensation plan that issued restricted stock awards. Under the terms of these plans, all options and awards were fully vested and exercisable, and any unrecognized compensation expenses were accelerated. Due to the mergers on May 31, 2008, these plans were terminated by the Company, replacement options were granted by the Company to former employees of at TFC and BOE exchange rates of 1.42 and 5.7278, respectively. In the mergers, the Company adopted all awards that were outstanding under such plans, but terminated the plans so that no further awards will be made under them. No stock-based awards were made during 2008.

Outstanding Equity Awards
     The following table shows outstanding option awards held by the named executive officers as of December 31, 2008. There were no outstanding stock awards that had not yet vested.

Name	Option Awards
			Equity
			Incentive Plan
	No. of	No. of	Awards: No.
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
	Exercisable	Un-exercisable	(#)	($)	Date
Longest	3,878	—	—	5.01	11/18/2014
	2,543	—	—	4.36	10/23/2013
	2,635	—	—	3.91	6/27/2012
	3,139	—	—	2.14	1/6/2011
Simanson	—	—	—	—	—
Thomas	2,755	—	—	5.01	11/18/2014
	2,005	—	—	4.36	10/23/2013
Tewell	7,100	—	—	5.99	3/28/2017
Nolte	47,570	—	—	7.04	4/15/2013
Post-Employment Compensation
Pension Plan
     The Bank maintains a non-contributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. Messrs. Longest and Thomas are participants in this plan. Benefits payable under the plan are based on years of credited service, average compensation over the highest consecutive five years, and the plan’s benefit formula (1.60% of average compensation times years of credited service in excess of 20 years but not in excess of 35 years plus .65% (70% if SSNRA is 66) of average compensation in excess of Social Security Covered Compensation times years of credited service up to a maximum of 35 years). For 2008, the maximum allowable annual benefit payable by the plan at age 65 (the plan’s normal retirement age) was $185,000 and the maximum compensation covered by the plan was $225,000. Reduced early retirement benefits are payable on or after age 55 upon completion of 10 years of credited service. Amounts payable under the plan are not subject to reduction for Social Security benefits.
Supplemental Executive Retirement Plan
     The Bank has adopted a non-tax qualified supplemental executive retirement plan (“SERP”) for certain executives to supplement the benefits that such executives can receive under the Bank’s other retirement programs and social security. Messrs. Longest and Thomas are participants in the SERP. Retirement benefits under the SERP vary by individual and are payable at age 65 for 15 years or life, whichever is longer. In the event of termination prior to age 65 (for reasons other than death, subsequent to a change of control or for cause), benefits still commence at age 65, but are substantially reduced.

Benefits payable in the event of termination following a change of control or death commence upon termination or death, and are the approximate actuarial equivalent of the value of normal retirement benefits. No benefits are payable in the event that termination is for cause.
401(k) Employee Savings Plan
     The Company sponsors a 401(k) plan for all of its eligible employees. The executive officers of the Company participate in the 401(k) plan on the same basis as all other eligible employees of the Company.
Employment Agreements
     The employment agreements with each of the Company’s named executive officers provide for the payment of severance and other benefits in the event of certain termination scenarios.
     The employment agreement with each of Messrs. Longest and Thomas provides for the payment of two months salary upon the death of the officer. In the case of termination by the Company without cause or by the officer for good reason, the employment agreement requires that the officer receive his base salary and certain health benefits for 24 months following the date of termination. For the purposes of each employment agreement, good reason means the continued assignment to the officer of duties inconsistent with the officer’s position as contemplated in the agreement, any action taken by the Company that results in a substantial reduction in the officer’s status, the relocation of the officer to any other primary place of employment that might require him to move his residence, which includes any reassignment to a place of employment located more than 35 miles from his initially assigned place of employment (which includes both Tappahannock and Richmond, Virginia) without his written consent, and any failure by the Company, or any successor following a change in control, to comply with the compensation and benefit requirements of the employment agreement. Each agreement also provides that within two years following a change in control, if employment is terminated by the surviving corporation without cause or by the officer for good reason within 120 days after the occurrence of good reason, the officer will be entitled to accrued obligations, a salary continuance benefit equal to 2.99 times his final compensation and health care continuance.
     The employment agreement with Mr. Simanson provides for the continuation of his base salary and certain health benefits for two years following a termination of employment with the Company by Mr. Simanson for good reason or a termination of employment by the Company without cause. The agreement also provides that, within two years following a change in control, if his employment is terminated without cause or for good reason, Mr. Simanson will be entitled to a salary continuance benefit equal to 2.99 times his final compensation, excluding certain one-time payments, and the continuation of certain health benefits for three years. The agreement further provides that, in connection with the termination of his employment following a change in control, the Company will pay Mr. Simanson a gross-up payment equal to the amount of any excise taxes (plus the applicable federal and state income and other taxes due on such gross-up payment) payable by Mr. Simanson if the aggregate value of the salary continuance benefit and related health benefits exceeds the threshold amount that triggers the excise tax for federal tax purposes. In order to avoid the expense of the excise tax in a situation where Mr. Simanson would realize a nominal benefit, the Company will be required to make the tax gross-up payment only if the value of the aggregate payments and benefits due Mr. Simanson exceeds by $25,000 the threshold amount that would avoid triggering the excise tax. If the value of such payments and benefits is less than the $25,000 differential, the payments and benefits will be reduced to the extent necessary so as not to trigger the excise tax.

     The employment agreement with Mr. Tewell provides for the payment of the salary that otherwise would be payable through the end of the month in which the death occurs upon the death of the officer. The employment agreement provides compensation upon the termination of employment without cause or by Mr. Tewell for good reason. For the purposes of his employment agreement, good reason means the assignment of duties that result in Mr. Tewell having significantly less authority or responsibility than he has on the date of the employment agreement without his written consent, requiring him to maintain his principal office or offices outside the counties of Henrico or Essex, Virginia unless the Company moves its principal executive offices to the place to which he is required to move, a reduction of his base salary, and the Company’s failure to comply with any material term of the employment agreement after he has given 30 days notice of such noncompliance. In the case of termination of employment by the Company without cause or by Mr. Tewell for good reason, Mr. Tewell’s agreement requires that he receive an amount equal to one times the sum of his rate of base salary in effect immediately preceding such termination and the amount of any bonus paid to him during the calendar year preceding the calendar year in which the employment terminates. In addition, he would receive any bonus or short term incentive compensation earned, but not yet paid, for a year prior to the year in which his employment terminates, as applicable, as well as certain health benefits for one year following the date of termination.
Change in Control Agreement
     Mr. Tewell entered into a change in control agreement with TransCommunity Financial, effective as of May 27, 2008. The Company succeeded to all of the rights and obligations of TransCommunity Financial as of May 31, 2008, the effective date of the merger of the Company and TransCommunity Financial. In the event that a change in control occurs during employee’s employment and, within the period beginning on the date of closing of the change in control and ending one year after, Mr. Tewell’s employment with the Company is terminated by the Company without cause or by him for good reason, the Company will owe him certain severance pay, benefits and vesting of stock awards. Mr. Tewell’s change in control agreement provides for one times the sum of his annual base salary in effect on his termination of employment or the change in control date, whichever is greater, plus the amount of any bonus paid to him during the calendar year preceding the calendar year in which the change in control occurs. The Company will also continue to provide certain health and life insurance benefits to Mr. Tewell for a period up to one year following the date of termination.
     The agreement also provides to the extent that Mr. Tewell has been granted options, stock awards or other equity compensation under the Company’s equity compensation plan, that upon a change in control, his interest in such awards be fully exercisable, vested and nonforfeitable as of the date of the change in control.
Compensation Committee Interlocks and Insider Participation
     No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries. In addition, there are no compensation committee interlocks with other entities with respect to any such member.
Director Compensation
     The Company compensates its non-employee directors as follows:
•	Monthly retainer of $1,000 per month

•	Additional retainer for the Chairman of the Board of $2,500 per quarter

•	Additional retainer for each chairman of a Board committee of $1,250 per quarter

•	Board meeting fees for the Chairman of the Board of $1,000 per meeting

•	Board meeting fees for other non-employee directors of $500 per meeting

•	Committee meeting fees for the chairman of the committee of $450 per meeting

•	Committee meeting fees for other committee members of $300 per meeting
     The Company did not compensate its directors prior to May 31, 2008, when the Company merged with each of TransCommunity Financial and BOE Financial.
     The total compensation of the Company’s non-employee directors for the year ended December 31, 2008 is shown in the following table.

		Nonqualified
		Deferred
	Fees Earned or	Compensation
	Paid in Cash	Earnings	Total
Name	($) (3)	(4)	($)
Chris A. Bagley (1)	10,750	0	10,750
Richard F. Bozard (2)	14,500	0	14,500
L. McCauley Chenault (2)	15,650	0	15,650
Alexander F. Dillard, Jr. (2)	15,400	8,333	23,733
George B. Elliott (2)	12,975	3,350	16,325
P. Emerson Hughes, Jr. (2)	15,000	1,000	16,000
Christopher G. Miller (2)	20,675	0	20,675
Philip T. Minor (2)	19,225	0	19,225
Troy A. Peery, Jr. (2)	21,716	0	21,716
Eugene S. Putnam, Jr.	20,666	0	20,666
Keith Walz (1)	0	0	0
John C. Watkins (2)	14,500	0	14,500
Robin Traywick Williams (2)	17,050	0	17,050
Jack C. Zoeller (2)	21,316	0	21,316

(1)	Messrs. Bagley and Walz served as directors of the Company until May 2008.

(2)	The individual became a director of the Company in May 2008.

(3)	Amounts represent the monthly and additional quarterly retainers, board meeting fees and committee meeting fees.

(4)	Amounts relate to participation of directors that served as directors of BOE Financial prior to its merger with the Company in the Directors’ Supplemental Retirement Plan and reflect changes in the value of each director’s interest in the plan during 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership of Directors and Officers
     The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of April 21, 2009, for each director, each of the executive officers named in the Summary Compensation Table in Item 11 above (who are referred to as the named executive officers) and the Company’s current directors and executive officers as a group.

			Total Shares of	Percent
	Shares of		Common Stock	of
Name	Common Stock (1)	Option Shares (2)	Beneficially Owned	Class
NAMED EXECUTIVE OFFICERS
George M. Longest, Jr. (3)	21,586	12,195	33,781	*
Gary A. Simanson (3)	1,651,740	—	1,651,740	7.8
Bruce E. Thomas	4,553	4,760	9,313	*
Patrick J. Tewell	4,954	7,100	12,054	*
Bruce B. Nolte (4)	39,783	47,570	87,353	*

DIRECTORS
Richard F. Bozard	1,710	5,680	7,390	*
L. McCauley Chenault	13,907	2,692	16,599	*
Alexander F. Dillard, Jr.	133,463	2,979	136,442	*
George B. Elliott	15,511	2,692	18,203	*
P. Emerson Hughes, Jr.	19,132	860	19,992	*
Philip T. Minor	80,498	3,437	83,935	*
Troy A. Peery, Jr.	14,940	16,330	31,270	*
Eugene S. Putnam, Jr. (5)	78,500	—	78,500	*
John C. Watkins	4,970	15,194	20,164	*
Robin Traywick Williams	5,902	10,082	15,984	*

All current directors and executive officers as a group (14 persons)	2,051,366	84,001	2,135,367	9.9

*	Less than one percent of class, based on the total number of shares of common stock outstanding on April 21, 2009.

(1)	Amounts include shares of common stock that the individual owns directly or indirectly through affiliated corporations, close relatives, and dependent children or as custodians or trustees.

(2)	Amounts reflect shares of common stock that could be acquired through the exercise of stock options within 60 days after April 21, 2009.

(3)	Messrs. Longest and Simanson are also directors. Additional information with respect to Mr. Simanson’s beneficial ownership is set forth in “Principal Stockholders” below.

(4)	Former executive officer.

(5)	Amount of shares of common stock includes 50,000 shares held by Community Bankers Acquisition LLC to which Mr. Putnam transferred the shares for nominal value. In connection with such transfer, Mr. Putnam received an equivalent membership interest in the entity and was provided an irrevocable general proxy expiring June 2, 2009, retaining a beneficial ownership interest in such shares.

Principal Stockholders
     The following table contains information regarding the persons or groups that the Company knows to beneficially own more than five percent of the Company’s common stock as of April 21, 2009.

	Shares of Common Stock
	Beneficially Owned
Name and Address	Number	Percent of Class
Wellington Management Company, LLP (1)	1,730,196	8.1
Wolf Creek Investors (Bermuda) L.P. Wellington Global Holdings, Ltd. Wolf Creek Partners, L.P. Wellington Hedge Management, LLC 75 State Street Boston, Massachusetts 02109
B&W Equities, LLC (2)	1,717,884	8.0
4424 16th Avenue Brooklyn, New York 11204
Community Bankers Acquisition LLC (3)	1,651,740	7.7
Gary A. Simanson 9912 Georgetown Pike, Suite D203 Great Falls, Virginia 22066
Weiss Multi-Strategy Advisers LLC (4)	1,250,000	5.8
George A. Weiss Frederick E. Doucette III One State Street, 20th Floor Hartford, Connecticut 06103
Morgan Stanley (5)	1,200,000	5.6
1585 Broadway New York, New York 10036
FrontPoint Partners LLC Two Greenwich Plaza Greenwich, Connecticut 06830

(1)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on June 10, 2008. The Schedule 13G reports that, as of May 31, 2008, Wellington Management Company, LLP, in its capacity as an investment adviser, has shared voting power and dispositive power with respect to 1,730,196 shares of common stock. The Company believes that this amount includes (i) 558,800 shares of common for which each of Wolf Creek Investors (Bermuda) L.P. and Wellington Global Holdings, Ltd., the investment general partner of Wolf Creek Investors (Bermuda) L.P., reported shared voting power and dispositive power in a Schedule 13G filed with the Securities and Exchange Commission on June 9, 2008 and (ii) 541,200 shares of common stock for which each of Wolf Creek Partners, L.P. and Wellington Hedge Management, LLC, the sole general partner of Wolf Creek Partners, L.P., reported shared voting power and dispositive power in a Schedule 13G filed with the Securities and Exchange Commission on June 9, 2008.

(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 18, 2009. According to the Schedule 13G, B&W Equities, LLC serves as the general partner of Double U Master Fund LP, a master fund in a master-feeder structure. The Schedule 13D reports that Double U Master Fund LP holds 10,278 shares and 1,028,100 warrant shares and Double U Trading, Inc. holds 67 shares and 679,439 warrant shares and that, as of December 31, 2008, B&W Equities, LLC has sole voting power and dispositive power with respect to 1,717,884 shares of common stock.

(3)	Based on information set forth in Schedule 13Ds filed with the Securities and Exchange Commission on June 13, 2008. According to the Schedule 13Ds, Community Bankers Acquisition LLC, of which Gary A. Simanson is the sole manager and has sole dispositive power, owns 1,412,500 shares of common stock and warrants to acquire an additional 239,240 shares of common stock.. The Schedule 13Ds report that each of Community Bankers Acquisition LLC and has sole voting power with respect to 1,101,740 shares of common stock and sole dispositive power with respect to 1,651,740 shares of common stock. The reported shares do not reflect an additional 1,052,184 shares of common stock that are issuable upon exercise of warrants that are subject to restrictions on disposition, including exercise, through June 8, 2010, pursuant to option agreements between Community Bankers Acquisition LLC and certain third party option holders.

(4)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009. The Schedule 13G reports that, as of December 31, 2008, each of Weiss Multi-Strategy Advisers LLC, in its capacity as an investment adviser, George A. Weiss and Frederick E. Doucette III has shared voting power and dispositive power with respect to 1,250,000 shares of common stock.

(5)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009. The Schedule 13G reports that, as of December 31, 2008, each of Morgan Stanley, in its capacity as a parent holding company, and FrontPoint Partners LLC, an investment adviser and wholly-owned subsidiary of Morgan Stanley, has sole voting power and dispositive power with respect to 1,200,000 shares of common stock.

Equity Compensation Plan Information
     The following table gives information about common stock that may be issued upon the exercise of options, warrants and rights as of December 31, 2008. Prior to the mergers, both Transcommunity Financial and BOE Financial maintained equity compensation plans as incentives for certain officers and directors. In the mergers, the Company adopted all awards that were outstanding under such plans, but terminated the plans so that no further awards will be made under them.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity Compensation Plans Approved by Security Holders (1)	493,777	$5.95	951,785

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	493,777	$5.95	951,785

(1)	Includes the following equity compensation plans that were approved by stockholders of TransCommunity Financial or BOE Financial, as the case may be, and adopted by the Company’s in the mergers: the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors. These plans were terminated in connection with the mergers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     All of the shares of common stock outstanding immediately prior to the Company’s initial public offering, including 862,500 shares held by Gary A. Simanson, the Company’s Senior Vice President and Chief Strategic Officer and a director, and Community Bankers Acquisition LLC, of which Mr. Simanson is the sole manager, are held in escrow by Continental Stock Transfer & Trust Company as escrow agent. Because the Company completed a business combination on or before the deadlines contained in its initial certificate of incorporation, these shares will be released from escrow on June 2, 2009. The holders of the majority of the 1,875,000 shares that the Company issued prior to its initial public offering are entitled to make up to two demands that the Company register these shares for resale pursuant to an agreement signed concurrently with the consummation of the Company’s initial public offering. The holders of the majority of these shares are entitled to elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
     On July 31, 2008, Bruce B. Nolte and the Company entered into a Separation Agreement and Release in connection with Mr. Nolte’s voluntary resignation as the Company’s Chief Executive Officer. The separation agreement provides for, among other things, the payment to Mr. Nolte of an amount equal to two times the sum of his base salary immediately preceding such termination and the bonus paid to him in the 2007 calendar year. Payment of this amount is being made in installments and commenced in February 2009. In addition, the separation agreement provides for the payment to Mr. Nolte of $17,083.33 per month from August 2008 through December 2009 for certain consulting obligations to the Company as set forth in the agreement. The separation agreement further provides for the payment to Mr. Nolte of $75,000, in installments beginning in February 2009, as consideration of continuing the covenant not to compete in his employment agreement.
     Some of the Company’s directors and officers are at present, as in the past, its banking customers. As such, the Company has had, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features.
     The Company has not adopted a formal policy that covers the review and approval of related person transactions by its Board of Directors. The Board, however, does review all proposed related party transactions for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Those directors that are involved in a proposed related party transaction are excused from the Board and/or committee meeting during the discussion and vote of the proposal.
Director Independence
     The Company’s Board of Directors has determined that 10 of its 12 members are independent as defined by the listing standards of NYSE Amex, including the following: Messrs. Bozard, Chenault, Dillard, Elliott, Hughes, Minor, Peery, Putnam and Watkins and Ms. Williams. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

     In making this independence determination, the Board of Directors considered certain relationships between the Company and certain of its directors, such as the provision of legal services by law firms with which Messrs. Chenault and Dillard are affiliated, to determine whether such director was independent under NYSE Amex’s listing standards. See the “Certain Relationships and Related Transactions” section above for additional information on certain transactions with members of the Company’s Board of Directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
     The following table presents fees billed to the Company by the principal accountant for the years ended December 31, 2008 and December 31, 2007:

	2008	2007
Audit Fees	$193,760	$18,280
Audit-Related Fees	$19,375	$6,170
Tax Fees	$15,025	$3,709
All Other Fees	$3,888	$5,483
     Audit Fees include fees billed for the audit of the annual consolidated financial statements and of the Company’s internal control over financial reporting, quarterly reviews of unaudited financial statements, and consents and other services related to registration statements filed with the Securities and Exchange Commission.
     Audit-Related Fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
     Tax Fees include fees billed for tax compliance, tax advice and tax planning.
     All Other Fees include fees billed for services other than those described above.
Pre-Approval Policies and Procedures
     The Audit Committee of the Board of Directors has adopted policies and procedures for the pre-approval of services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Such policies and procedures provide that the Audit Committee shall pre-approve all auditing and permitted non-audit services (including the fees and terms thereof).
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
     3. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (2)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation (3)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation (4)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (6)

3.3	Amended and Restated Bylaws (7)

4.1	Specimen Unit Certificate (8)

4.2	Specimen Common Stock Certificate (8)

4.3	Specimen Warrant Certificate (8)

4.4	Form of Unit Purchase Option to be granted to the representatives (8)

Exhibit No.	Description
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (9)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (10)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (10)

4.8	Warrant to Purchase 780,000 Shares of Common Stock (6)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (8)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders (9)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders (9)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (6)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. (11)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas (11)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson (12)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean (6)

10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company (6)

10.14	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte (13)

10.15	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003 (14)

10.16	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.17	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.18	TransCommunity Financial Corporation 2007 Equity Compensation Plan (16)

10.19	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan (17)

10.20	BOE Financial Services of Virginia, Inc. Stock Incentive Plan (18)

10.21	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan (19)

Exhibit No.	Description
10.22	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (18)

10.23	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (19)

21.1	Subsidiaries of Community Bankers Trust Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 1)**

31.4	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 1)**

32.1	Section 1350 Certifications*

*	Previously filed.

**	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590).

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008 (File No. 001-32590).

(14)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(15)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).

(16)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).

(17)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).

(18)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260).

(19)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538).
(b) Exhibits. See Item 15(a)3. above.
(c) Financial Statement Schedules. See Item 15(a)2. above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION (Registrant)
Date: April 30, 2009	By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer