Form 10-Q
period 2009-03-31
Community Bankers Trust Corp
filed 2009-05-11
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32590

COMMUNITY BANKERS TRUST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	20-2652949 (I.R.S. Employer Identification No.)

4235 Innslake Drive, Suite 200 Glen Allen, Virginia (Address of principal executive offices)	23060 (Zip Code)

(804) 934-9999 (Registrant’s telephone number, including area code)

n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

At April 30, 2009, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q
March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Dollars in thousands)

ASSETS
Cash and due from banks	$20,863	$10,864
Interest bearing bank deposits	29,571	107,376
Federal funds sold	34,467	10,193

Total cash and cash equivalents	84,901	128,433
Securities available for sale, at fair value	190,513	193,992
Securities held to maturity, at cost (fair value of $145,331 and $94,966, respectively)	143,464	94,865
Equity securities, restricted, at cost	5,016	3,612

Total securities	338,993	292,469
Loans held for sale	386	200
Loans	810,029	523,298
Allowance for loan losses	(11,543)	(6,939)

Net loans	798,486	516,359
Bank premises and equipment	31,854	24,111
Other real estate owned	22,672	223
Bank owned life insurance	6,349	6,300
Core deposit intangibles, net	18,865	17,163
Goodwill	34,285	34,285
Other assets	10,251	9,507

Total assets	$1,347,042	$1,029,050

LIABILITIES
Deposits:
Noninterest bearing	$60,706	$59,699
Interest bearing	1,044,651	746,649

Total deposits	1,105,357	806,348
Federal Home Loan Bank advances	37,900	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	24,861	16,992

Total liabilities	$1,172,242	$865,364

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(988)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	144,572	145,359
Retained earnings	11,622	1,691
Accumulated other comprehensive income (loss)	662	(1,265)

Total stockholders’ equity	$174,800	$163,686

Total liabilities and stockholders’ equity	$1,347,042	$1,029,050

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31, 2009	March 31, 2008
	(Dollars and shares in thousands, except per share data)

Interest and dividend income
Interest and fees on loans	$11,686	$—
Interest on federal funds sold	14	—
Interest on deposits in other banks	121	—
Interest and dividends on securities
Taxable	2,892	405
Nontaxable	757	—

Total interest income	15,470	405
Interest expense
Interest on deposits	6,118	—
Interest on other borrowed funds	347	—

Total interest expense	6,465	—

Net interest income	9,005	405
Provision for loan losses	5,500	—

Net interest income after provision for loan losses	3,505	405

Noninterest income
Service charges on deposit accounts	571	—
Negative goodwill	21,260	—
Loss on securities transactions, net	(48)	—
Gain on sale of other real estate	21	—
Other	295	—

Total noninterest income	22,099	—

Noninterest expense
Salaries and employee benefits	4,426	—
Occupancy expenses	580	—
Equipment expenses	343	—
Legal fees	250	—
Professional fees	700	—
Data processing fees	742	—
Amortization of intangibles	456	—
Other operating expenses	1,891	220

Total noninterest expense	9,388	220

Income before income taxes	16,216	185
Income tax expense	5,282	74

Net income	$10,934	$111
Dividends accrued on preferred stock	218	—
Accretion of discount on preferred stock	43	—

Net income available to common stockholders	$10,673	$111

Net income per share — basic	$0.50	$0.01

Net income per share — diluted	$0.50	$0.01

Weighted average number of shares outstanding
basic	21,468	9,375
diluted	21,478	11,823

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

									Accumulated
							Additional		Other
	Preferred Stock				Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Warrants	Discount	Shares	Amount	Capital	Earnings	Income	Total
	(Dollars and shares in thousands)
	(Unaudited)

Balance December 31, 2007	—	$—	$—	$—	9,375	$94	$42,989	$2,229	$—	$45,312
Revaluation of shares subject to redemption	—	—	—	—	—	—	19	—	—	19
Net income	—	—	—	—	—	—	—	111	—	111

Balance March 31, 2008	—	$—	$—	$—	9,375	$94	$43,008	$2,340	$—	$45,442

Balance December 31, 2008	18	$17,680	$1,037	$(1,031)	21,468	$215	$145,359	$1,691	$(1,265)	$163,686
Accretion of preferred stock warrants	—	—	—	43	—	—	—	(43)	—	—
Reclassification for preferred stock dividends	—	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	—	(787)	—	—	(787)
Dividend paid on preferred stock	—	—	—	—	—	—	—	(138)	—	(138)
Comprehensive income:	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	10,934	—	10,934
Change in net unrealized gain or loss on securities available for sale	—	—	—	—	—	—	—	—	1,927	1,927
Total comprehensive income										12,861
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	—	(859)	—	(859)

Balance March 31, 2009	18	$17,680	$1,037	$(988)	21,468	$215	$144,572	$11,622	$662	$174,800

See accompanying notes to the unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	March 31, 2009	March 31, 2008
	(In thousands)
	(Unaudited)

Operating activities:
Net income	$10,934	$111

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	827	1
Provision for loan losses	5,500
Amortization of security premiums and accretion of discounts, net	377
Net amortization of preferred warrants	—
Change in loans held for sale	(186)
Net gain on SFSB transaction	(21,260)
Net (gain)/loss on sale of securities	48
Net (gain)/loss on sale of OREO	(21)
Cash received from SFSB transaction	35,662
Changes in assets and liabilities:
(Increase)/decrease in other assets	15,968	(811)
Increase/(decrease) in accrued expenses and other liabilities	9,625	155

Net cash (used in) provided by operating activities	57,474	(544)

Investing activities:
Proceeds from securities	30,201	495
Purchase of securities	(66,713)
Net increase in loans	(9,120)	—
Purchase of premises and equipment, net	(8,077)	(50)

Net cash used in investing activities	(53,709)	445

Financing activities:
Net decrease in noninterest bearing and interest bearing demand deposits	(7,988)	—
Cash paid to reduce FHLB borrowings	(37,525)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(787)	—
Cash dividends paid	(997)

Net cash (used in) financing activities	(47,297)	—

Net increase in cash and cash equivalents	(43,532)	(99)
Cash and cash equivalents:
Beginning of the period	$128,433	$162

End of the period	$84,901	$63

Supplemental disclosures of cash flow information:
Interest paid	$4,292	$—
Income taxes paid	$160	$—
Transfers of OREO property	$189	$—
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$278,507	$—
Other real estate owned	$17,820	$—
Securities	$7,416	$—
Fixed assets, net	$37	$—
Other assets	$16,582	$—
Deposits	$306,997	$—
Borrowings	$37,525	$—
Other liabilities	$1,756	$—

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Bank of Essex, a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. Bank of Essex changed its name to Essex Bank on April 20, 2009.

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

The consolidated statements presented include accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company at each of March 31, 2009 and December 31, 2008. The statements should be read in conjunction with the financial statements and Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The financial information with respect to the operations of the Company prior to May 31, 2008, which includes the first quarter of 2008, does not provide any meaningful basis for comparison since the Company was not an operating company during those periods. As a result of the acquisitions of TFC and BOE on May 31, 2008, the Company became an operating company. Consequently, the Company did not have meaningful comparable periods to report.

In the opinion of management, all adjustments (consisting of normal accruals) were made that are necessary to present fairly the financial position of the Company at March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are not presented pursuant to such rules and regulations, because the periods reported are not comparable.

2.	ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The (Company/Bank) adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

4.	MERGERS AND ACQUISITIONS

  Business Combinations

On May 31, 2008, the Company acquired each of TFC and BOE. The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired at May 31, 2008 of $268.8 million, including $241.9 million of loans, and liabilities assumed were $241.7 million, including $232.1 million of deposits. As a result of the merger, the Company recorded $22.2 million of goodwill and $5.3 million of core deposit intangibles. The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired at May 31, 2008 of $317.6 million, including $233.3 million of loans, and liabilities assumed were $288.0 million, including $256.4 million of deposits. As a result of the merger, the Company recorded $17.3 million of goodwill and $9.7 million of core deposit intangibles.

Immediately following the mergers with TFC and BOE, the Company operated TransCommunity Bank and Bank of Essex as separate banking subsidiaries. TransCommunity Bank’s offices operated under the Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge division names. Effective July 31, 2008, TransCommunity Bank was consolidated into Bank of Essex under Bank of Essex’s state charter. As a result, the Company was a one-bank holding company at the September 30, 2008 reporting date.

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

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $600 million in deposits, approximately $250 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on all deposits, excluding brokered and internet deposits. All deposits have been fully assumed, and all deposits insured prior to the closing of the transaction maintain their current insurance coverage. Other than loans fully secured by deposit accounts, Bank of Essex did not purchase any loans but is providing loan servicing to TCB’s former loan customers. Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex had 60 days to evaluate and, at its sole option, purchase any of the remaining TCB loans. Bank of Essex purchased 175 loans totaling $21 million on January 9, 2009. In addition, Bank of Essex agreed to purchase all four former banking premises of TCB for $6.4 million on February 19, 2009.

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

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $312 million in deposits, all of which were deemed to be core deposits. Bank of Essex bid a negative $45 million for the assets acquired and liabilities assumed. Bank of Essex acquired approximately $348 million in loans and other assets and is providing loan servicing to SFSB’s existing loan customers. Bank of Essex has entered into loss-share agreements with the FDIC with respect to certain covered assets acquired. All deposits have been fully assumed, and all deposits maintain their current insurance coverage.

Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loan assets, on the first $118 million of all losses on such covered loans, and for 95% of losses on covered loans thereafter. Under the shared-loss agreements, a “loss” on a covered loan is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered asset. As described below, the reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the 10th anniversary of the closing of the transaction occurs, and the reimbursements for losses on other loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.

The Company is reviewing certain contracts between SFSB and its vendors in order to identify any efficiencies from the merger through contract cancellation. Costs of cancelling certain contracts may be material and would change the amount of any negative goodwill associated with the merger. Additionally, the Company is still determining the value of the intangibles assets and the fair value of assets acquired and liabilities assumed that are used to calculate negative goodwill in the transaction. An estimate of the fair value of the assets acquired and liabilities assumed has been used in the preparation of these unaudited consolidated financial statements, however, these estimates may be revised once the final valuations are performed.

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

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets and $34.285 million in goodwill. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.1 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Goodwill and other intangible assets at March 31, 2009, are presented in the following table:

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
	(In thousands)

Goodwill	$34,285	$—	$34,285
Core deposit intangibles	$20,290	$1,425	$18,865

6.	FAIR VALUE MEASUREMENTS

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

Loans

The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Investment securities available-for-sale	$190,513	$—	$190,513	$

Total assets at fair value	$190,513	$—	$190,513		$—

Total liabilities at fair value	$—	$—	$—		$—

The Company had no Level 1 or Level 3 assets measured at fair value on a recurring basis at March 31, 2009.

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

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Loans — impaired loans	$80,719	$—	$76,386	$4,333
Other real estate owned (OREO)	$22,672	$—	$22,672	$—
Goodwill	$34,285	$—	$—	$34,285

Total assets at fair value	$137,676	$—	$99,058	$38,618

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 1 assets measured at fair value on a nonrecurring basis at March 31, 2009.

7.	SECURITIES

Amortized costs and fair values of securities available for sale at March 31, 2009 were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury issue and other U.S. Government agencies	$18,670	$460	$—	$19,130
State, county and municipal	67,524	1,017	(617)	67,924
Corporates and other bonds	7,431	24	(75)	7,380
Mortgage backed securities	92,431	2,270	(15)	94,686
Other securities	1,472	51	(130)	1,393

Total	$187,528	$3,822	$(837)	$190,513

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2009 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

U.S. Treasury issue and other U.S. Government agencies	$25	$—	$—	$—	$25	$—
State, county and municipal	14,359	(584)	399	(34)	14,758	(618)
Corporates and other bonds	5,045	(42)	574	(32)	5,619	(74)
Mortgage backed securities	2,492	(15)	2	—	2,494	(15)
Other securities	—	—	1,472	(130)	1,472	(130)

Total	$21,921	$(641)	$2,447	$(196)	$24,368	$(837)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered other than temporary. At this time, the Company considers all impairments to be temporary as the Company has the positive ability and intent of holding the securities until maturity or recovery of value.

Amortized costs and fair values of securities held to maturity at March 31, 2009 were as follows:

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. Treasury issue and other U.S. Government agencies	$3,745	$4	$(3)	$3,746
State, county and municipal	13,117	391	(27)	13,481
Corporates and other bonds	1,041	—	(56)	985
Mortgage backed securities	125,561	1,716	(158)	127,119

Total	$143,464	$2,111	$(244)	$145,331

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2009 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

U.S. Treasury issue and other U.S. Government agencies	$745	$(3)	$—	$—	$745	$(3)
State, county and municipal	2,231	(27)	—	—	2,231	(27)
Corporates and other bonds	985	(57)	—	—	985	(57)
Mortgage backed securities	29,870	(157)	—	—	29,870	(157)

Total	$33,831	$(244)	$—	$—	$33,831	$(244)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. No impairment is considered other than temporary as the Company has the positive ability and intent of holding the securities until maturity or recovery of value. Issuers of the securities both held to maturity and available for sale are of suitable credit quality, and all of the securities are of investment grade. none of the securities

8.	LOANS

The Company’s loan portfolio, at March 31, 2009 and December 31, 2008, was comprised of the following:

	March 31, 2009		December 31, 2008
	(Dollars in thousands)

Mortgage loans on real estate
Residential 1-4 family	$332,191	40.97%	$129,607	24.73%
Commercial	149,770	18.47%	158,062	30.16%
Construction	208,101	25.67%	139,515	26.62%
Second mortgages	33,432	4.12%	15,599	2.98%
Multifamily	10,352	1.28%	9,370	1.79%
Agriculture	5,321	0.66%	5,143	0.98%

Total real estate loans	739,167	91.17%	457,296	87.26%
Commercial loans	46,821	5.77%	45,320	8.65%
Consumer installment loans
Personal	14,543	1.79%	14,457	2.76%
All other loans	10,229	1.26%	7,005	1.33%

Gross loans	810,760	100.00%	524,078	100.00%
Less unearned income on loans	(732)		(780)

Loans, net of unearned income	$810,028		$523,298

Bank of Essex purchased approximately $348 million in loans and other assets and is providing loan servicing to SFSB’s existing loan customers. Bank of Essex has entered into loss-share agreements with the FDIC with respect to certain covered assets acquired.

Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loan assets, on the first $118 million of all losses on such covered loans, and for 95% of losses on covered loans thereafter. Under the shared-loss agreements, a “loss” on a covered loan is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered asset. As described below, the reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the 10th anniversary of the closing of the Transaction occurs, and the reimbursements for losses on other loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the Transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the Transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.

The following is a summary of information for impaired and nonaccrual loans as of March 31, 2009 (dollars in thousands):

Amount

Impaired loans without a valuation allowance	$76,610
Impaired loans with a valuation allowance	23,506

Total impaired loans	$100,116

Valuation allowance related to impaired loans	$4,432
Total nonaccrual loans	$55,673
Total loans ninety days or more past due and still accruing	$11,193
Average investment in impaired loans	$60,017

Interest income recognized on impaired loans	$326

Interest income recognized on a cash basis on impaired loans	$326

9.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses, at March 31, 2009, was comprised of the following:

(Dollars in thousands)

Beginning Reserve	$6,939
Provision for loan losses	5,500
Recoveries of loans charged off	39
Loans charged off	(935)

Balance at end of period	$11,543

At March 31, 2009, total impaired loans equaled $80.7 million. By following the purchase accounting rules for the SFSB transaction this quarter, an allowance for loan losses was not recorded since the loans were recorded at fair value, less the FDIC guarantee. For additional information regarding the purchase accounting entries, see the Company’s Form 8-K/A filed April 17, 2009, under Note 2 — Description of the pro forma purchase accounting adjustments.

10.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive potential common shares outstanding attributable to stock instruments.

		Weighted
		Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands, except per share data)

For the three months ended March 31, 2009
Basic EPS	$10,673	21,468	$0.50
Effect of dilutive stock awards		10	—

Diluted EPS	$10,673	21,478	$0.50

For the three months ended March 31, 2008
Basic EPS	$111	9,375	$0.01
Effect of dilutive stock awards		2,448	—

Diluted EPS	$111	11,823	$0.01

There were 9,015,151 shares in the Company available through options and warrants that were considered anti-dilutive at March 31, 2009.

11.	DEFINED BENEFIT PLAN

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

.Components of Net Periodic Benefit Cost

Three Months Ended
March 31, 2009
(In thousands)

Service cost	$92
Interest cost	81
Expected return on plan assets	(53)
Amortization of prior service cost	1
Amortization of net obligation at transition	(1)
Amortization of net loss	22

Net periodic benefit cost	$142

At March 31, 2009, no employer contributions have been made for the plan year. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401(k)). A determination during fiscal 2009 will be made for the current and future benefits for all full-time employees of the combined entities. The plan was frozen to new entrants prior to BOE’s merger with the Company.

12.	NEGATIVE GOODWILL

As a result of the SFSB transaction on January 30, 2009, the Company recorded negative good will based on the bid amount of negative $45 million. The following table describes the purchase price of the transaction as well as the adjustment to allocate the purchase price based on the preliminary estimates of the fair values of the assets acquired and liabilities assumed of SFSB (dollars in thousands):

Negative bid on SFSB transaction	$45,000
Fair value adjustments at acquisition:
Discount on loans, net	(21,757)
Decrease in other real estate owned	(2,023)
Core deposit intangible	2,158
Settlement receivable with FDIC	(663)
Increase in certificates of deposit	(1,455)
Net assets acquired, pre-tax	$21,260

13.	SUBSEQUENT EVENTS

On April 30, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share with respect to the Company’s outstanding common stock. The dividend will be payable on May 29, 2009 to shareholders of record at the close of business on May 18, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition at March 31, 2009 and results of operations of the Company for the three months ended March 31, 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

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

The Company generates a significant amount of its income from the net interest income earned by Bank of Essex. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Additionally, Bank of Essex earns non-interest income from service charges on deposit accounts and other traditional banking services, such as safe deposit box rentals.

Recent Developments

General

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

Business Combinations

On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired at May 31, 2008 of $268.8 million, including $241.9 million of loans, and liabilities assumed were $241.7 million, including $232.1 million of deposits. As a result of the merger, the Company recorded $22.2 million of goodwill and $5.3 million of core deposit intangibles. The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired at May 31, 2008 of $317.6 million, including $233.3 million of loans, and liabilities assumed were $288.0 million, including $256.4 million of deposits. As a result of the merger, the Company recorded $17.3 million of goodwill and $9.7 million of core deposit intangibles.

Immediately following the mergers with TFC and BOE, the Company operated TransCommunity Bank and Bank of Essex as separate banking subsidiaries. TransCommunity Bank’s offices operated under the Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge division names. Effective July 31, 2008, TransCommunity Bank was consolidated into Bank of Essex under Bank of Essex’s state charter. As a result, the Company was a one-bank holding company at the September 30, 2008 reporting date.

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

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $600 million in deposits, approximately $250 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on all deposits, excluding brokered and internet deposits. All deposits have been fully assumed, and all deposits insured prior to the closing of the transaction maintain their current insurance coverage. Other than loans fully secured by deposit accounts, Bank of Essex did not purchase any loans but is providing loan servicing to TCB’s former loan customers. Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex had 60 days to evaluate and, at its sole option, purchase any of the remaining TCB loans. Bank of Essex purchased 175 loans totaling $21 million on January 9, 2009. In addition, Bank of Essex purchased the former banking premises of TCB.

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

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $312 million in deposits, all of which were deemed to be core deposits. Bank of Essex received a discount on these deposits of $45 million. Bank of Essex purchased approximately $348 million in loans and other assets and is providing loan servicing to SFSB’s existing loan customers. Bank of Essex has entered into loss-share agreements with the FDIC with respect to certain covered assets acquired. All deposits have been fully assumed, and all deposits maintain their current insurance coverage.

Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loan assets, on the first $118 million of all losses on such covered loans, and for 95% of losses on covered loans thereafter. Under the shared-loss agreements, a “loss” on a covered loan is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered asset. As described below, the reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the 10th anniversary of the closing of the transaction occurs, and the reimbursements for losses on other loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.

Caution About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-Q that are subject to risks and uncertainties. These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	general economic and market conditions, either nationally or locally;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the quality or composition of the Company’s loan or investment portfolios;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The Company utilizes an internal risk grading system for its loans. Those larger credits that exhibit probable or well defined credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Company, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as defined by SFAS 114, Accounting by Creditors for Impairment of a Loan. Collectability of both principal and interest when assessing the need for loss provision is considered. Historical loss rates are applied to other loans not subject to specific allocations. The loss rates are determined from historical net charge offs experienced by the Banks.

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

Income Taxes

The Company follows tax guidance, including the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). In determining the appropriate level of income taxes to be recorded each reporting, management assesses the potential tax effects and records those amounts in both current and deferred tax accounts, whether may be an asset or liability. In addition, an income tax expense or benefit is determined, which is recorded on the consolidated income statement.

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $456,000 for the three months ended March 31, 2009. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers. As a result of the TCB and SFSB transactions, core deposit intangibles were recorded of $3.2 million and $2.2 million, respectively. Also related to the SFSB transaction was negative goodwill of $21.3 million ($12.9 million, net of taxes), which was recorded as a one-time gain.

Financial Condition

At March 31, 2009, the Company had total assets of $1.347 billion, an increase of $318.0 million or 30.90% from December 31, 2008. Total loans aggregated $810.0 million at March 31, 2009 increasing $286.7 million, or 54.79% from December 31, 2008. The Company’s securities portfolio increased $46.5 million, or 15.91% during the first quarter of 2009 to equal $339.0 million. The Company had Federal funds sold of $34.5 million at March 31, 2009 versus $10.2 million at year-end 2008.

The increase in asset size was primarily due to the SFSB transaction in Maryland. At March 31, 2009, SFSB had total loans aggregating $267.8 million and securities aggregating $4.9 million and Federal funds sold of $5.2 million. This comprised the most significant portion of the earning asset growth for the quarter.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the March 31, 2009 securities AFS portfolio was $190.5 million at March 31, 2009, and the net unrealized gain on the AFS portfolio, net of taxes, was included as part of the accumulated other comprehensive income of $1.8 million. Since December 31, 2008, the interest rate environment has experienced declining rates, and as a result the AFS portfolio shifted from a net unrealized loss of $700,000 to a net unrealized gain of $3.0 million, exclusive of taxes.

Total deposits at March 31, 2009 were $1.105 billion at March 31, 2009 increasing $299.0 million from December 31, 2008. Deposit growth was attributed to the SFSB transaction, which was concentrated in certificates of deposit. At March 31, 2009, SFSB total deposits aggregated $296.9 million of which $221.4 million were time deposits. The Company’s total loans-to-deposits ratio was 73.28% at March 31, 2009 and 64.90% at December 31, 2008.

Stockholders’ equity at March 31, 2009 was $174.8 million and represented 12.98% of total assets. Stockholders’ equity was $163.7 million, or 15.91% of total assets at December 31, 2008.

Results of Operations

Net Income

Net income before dividends and accretion on preferred stock was $10.9 million for the three months ended March 31, 2009, compared with $111,000 for the same period in 2008. This net income for the current quarter does not include reductions for preferred stock dividends accrued and the accretion of the discount on preferred stock warrants; however, this is reflected as net income available to common stockholders and is included in earnings per share. For the three months ended March 31, 2009, net income available to common stockholders for was $10.7 million, which represented $0.50 per share on a fully diluted basis, versus $0.01 per share on a fully diluted basis for the same period in 2008. Earnings were driven by negative goodwill for the SFSB transaction, which equaled $21.3 million, excluding taxes, and were related to the negative bid arrangement incorporated in the purchase and assumption agreement with the FDIC, resulting in negative goodwill.

Non-accruing loans were $55.7 million at March 31, 2009, or 6.87% of total loans. Total non-accrual loans at SFSB, Maryland aggregated $47.7 million or 85.61% of the total non-accrual loans for the Bank. Loans past due 90 days or more and accruing interest were $11.2 million at March 31, 2009. Of this amount, $10.0 million or 89.32% million were loans originated at SFSB. Of these SFSB loans past due 90 days or more accruing interest, all are loans are past maturity and the borrowers continue to pay interest. Management intends to have these loans renewed appropriately with the permission of the FDIC under the purchase and assumption agreement to more accurately reflect the Bank’s overall true delinquencies. Net charge-offs on loans were $896,000 for the three months ended March 31, 2009.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $115.2 million, compared with a $137.9 million excess at December 31, 2008.

Net interest income was $9.0 million for the three months ended March 31, 2009 compared with $405,000 for the same period in 2008.

The net interest income is useful in determining the net interest margin and the net interest spread. The net interest margin is the net interest income for the reporting period divided by average earning assets for the same period. For the three months ended March 31, 2009, the net interest margin was 3.26%. The net interest spread is the difference between the yield on average earning assets and cost of funds associated with interest-bearing liabilities. For the three months ended March 31, 2009, the net interest spread was 2.97%. Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEET
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Average	Interest	Average
	Balance	Income/	Rates
(Dollars in thousands)	Sheet	Expense	Earned/Paid

ASSETS
Loans, including fees	$718,104	$11,686	6.51%
Interest bearing bank balances	41,676	121	1.16%
Federal funds sold	16,647	14	0.34%
Securities (taxable)	262,720	2,892	4.40%
Securities (tax exempt)	76,978	757	5.96%

Total earning assets	1,116,125	15,470	5.58%
Allowance for loan losses	(9,110)
Non-earning assets	131,253

Total assets	$1,238,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —
Interest bearing	$176,755	$689	1.56%
Savings	48,174	160	1.33%
Time deposits	718,708	5,269	2.93%

Total deposits	943,637	6,118	2.59%
Other borrowed
Federal Funds Purchased	268	—	—
FHLB and Other	45,548	347	3.05%

Total interest-bearing liabilities	989,453	6,465	2.61%
Non-interest bearing deposits	60,101
Other liabilities	23,122

Total liabilities	1,072,676
Stockholders’ equity	165,592

Total liabilities and stockholders’ equity	$1,238,268

Net interest income		$9,005

Net interest spread			2.97%

Net interest margin			3.26%

A net interest margin analysis is not provided for the three months ended March 31, 2008 since there were no operations for the Company or interest-bearing liabilities.

Provision for Credit Losses

The Company’s provision for loan losses was $5.5 million for the first quarter of 2009. In management’s calculation of the adequacy of the loan loss reserve, provisions were recognized to reflect an adequate balance. Heavy provisions during the quarter are attributable to downgraded credits and further insulation from the economic downturn. While a portion of the provisions recorded were related to loans in Georgia and Maryland, most of the provision for loan losses were recorded for the loans originated with the Virginia operations. While there is material risk in the Maryland loan portfolio, much of the risk is factored into the fair value of the loans acquired through the purchase accounting entries recorded at the time of the transaction, less the FDIC guarantee under the shared-loss arrangements.

Noninterest Income

For the three months ended March 31, 2009, noninterest income was $839,000 excluding the gain on the SFSB transaction, compared with $0 in the same period of 2008. Service charges on deposit accounts aggregated $571,000 and other noninterest income was $295,000.

As mentioned above, the Company recorded a one-time gain related to the negative bid for certain assets acquired and liabilities assumed from the SFSB transaction. The pre-tax gain of $21.3 million for the quarter was the primary contributor towards earnings for the quarter.

Noninterest Expenses

For the three month period ended March 31, 2009, noninterest expenses were $9.4 million. Salaries and employee benefits were $4.4 million and represented the largest component of this category. Other overhead costs included other operating expenses of $1.9 million, amortization of intangibles of $456,000, occupancy expenses of $580,000, equipment expense of $343,000, data processing fees of $742,000, professional fees of $700,000, and legal fees of $250,000.

Merger related expenses related to the SFSB transaction aggregated $987,000 for the three months ended March 31, 2009. Of this amount, $576,000 was related to various professional fees paid to complete the transaction. Additionally, one-time legal fees equaled $135,000, conversion for bank card expenses equaled $130,000 and other data processing conversion fees equaled $98,000. These merger related costs were included throughout the line items presented as noninterest expense within the income statement, and not included as a aggregate amount within “other operating expenses”.

Income Taxes

Income tax expense was $5.3 million for the three months ended March 31, 2009, compared with $74,000 for the same period in 2008. The substantial increase in the income tax expense was the direct result of the negative goodwill associated with the SFSB transaction.

Asset Quality

The Company’s asset quality is continually monitored and management believes the allowance for loan losses is adequate. The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses which it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At March 31, 2009, nonperforming assets totaled $89.5 million. Net charge-offs were $896,000 for the three months ended March 31, 2009.

Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain relatively stable. While the Company incurred appropriate provision for loan losses and thus an adequate level of allowance for loan losses, there has been no significant deterioration in the quality of the loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table sets forth selected asset quality data and ratios for the quarter ending:

March 31, 2009
(Dollars in thousands)

Nonaccrual loans	$55,673
Loans past due over 90 days	11,193
Other real estate owned	22,672

Total nonperforming assets	$89,538

Balances
Allowance for loan losses	$11,543
Average loans during quarter, net of unearned income	$718,104
Loans, net of unearned income	$810,029
Ratios
Allowance for loan losses to loans	1.43%
Allowance for loan losses to nonperforming assets	12.89%
Nonperforming assets to loans & other real estate	10.75%
Net charge-offs to average loans, annualized	0.50%

Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loan assets, on the first $118 million of all losses on such covered loans, and for 95% of losses on covered loans thereafter. Under the shared-loss agreements, a “loss” on a covered loan is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered asset. As described below, the reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the 10th anniversary of the closing of the Transaction occurs, and the reimbursements for losses on other loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the Transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the Transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.

The following table delineates the volume of troubled assets by similar category related to the acquisition of SFSB in Maryland, which are covered in the shared-loss agreement.

	Essex Bank — Maryland	% of Total
	(Dollars in thousands)

Nonaccrual loans	$47,664	85.61%
Loans past due over 90 days	9,998	89.32%
Other real estate owned	22,260	98.18%

Total nonperforming assets	$79,922	89.26%

See Note 9 to the unaudited consolidated financial statements for information related to the allowance for loan losses. At March 31, 2009, total impaired loans equaled $80.7 million.

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

The Company’s ratio of total capital to risk-weighted assets was 19.11% on March 31, 2009. The ratio of Tier 1 Capital to risk-weighted assets was 17.19% on March 31, 2009. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 10.20% on March 31, 2009. These ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 4.46% in the first quarter of 2009.

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

Off-Balance Sheet Arrangements and Contractual Obligations

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk as of March 31, 2009 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a — 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. Such conclusion was believed to have been initially based on errors related to the accrual of certain costs related to the goodwill acquired through the Company’s mergers with TFC and BOE. Following additional review, these officers have concluded that the errors related to accounting adjustments for subsidiary costs that were applied in the Company’s two mergers. These officers believe that the corrections of these errors have been handled as contemplated by the requirement for disclosure controls and procedures under the Exchange Act.

Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In the Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of the effectiveness of the Company’s internal control over financial reporting reported a material weakness regarding the accounting for non-routine transactions, as described below.

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, management identified errors related to the Company’s accounting for subsidiary costs that were applied in the Company’s mergers with TFC and BOE. The errors were based on the failure of the Company to reconcile merger-related goodwill on a regular basis and errors in the calculation of certain elements of goodwill and resulted in the entry of an amount in excess of the actual accrued merger costs. This material misstatement resulted in an overstatement of goodwill and retained earnings at September 30, 2008. It also resulted in an understatement of salaries and employee benefits expense and an overstatement of net income, each by $375,000, for the three and nine months ended September 30, 2008. Other errors resulted in the reclassification of material amounts on the balance sheet related to the business combination.

During the evaluation of these accounting errors, the Certifying Officers concluded that they were the result of a material weakness in the Company’s internal control over financial reporting with respect to the accounting for non-routine transactions. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Specifically, the Company’s policies and procedures did not provide for timely review of significant non-routine transactions and related accounting entries.

Remediation Steps to Address Material Weakness

As a result of the errors described above, the Company will restate certain financial statements included in its Quarterly Report on Form 10-Q for the period ended September 30, 2008. The errors occurred as a result of the miscalculations of accounting entries and did not result from any fraudulent activities. The errors were nonrecurring and noncash in nature. The Company continues to evaluate its financial accounting staff levels and expertise and is implementing appropriate oversight and review procedures. The Company believes that it is taking the necessary corrective actions to eliminate the material weakness.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

At May 11, 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated at January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/  George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer
Date: May 11, 2009

/s/  Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer
Date: May 11, 2009