Form 10-K/A
period 2008-12-31
Community Bankers Trust Corp
filed 2009-05-21
CIK 1323648

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008 (filed on March 31, 2009 with the Securities and Exchange Commission), as amended by its Annual Report on Form 10-K/A (Amendment No. 1) (filed on April 30, 2009 with the Securities and Exchange Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 2). This Form 10-K/A includes the items required in Part III in the form set forth in the Registrant’s definitive proxy statement for the 2009 annual meeting of stockholders.
TABLE OF CONTENTS

Page
Part III
Item 10. Directors, Executive Officers and Corporate Governance	3
Item 11. Executive Compensation	6
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
Item 13. Certain Relationships and Related Transactions, and Director Independence	18
Item 14. Principal Accounting Fees and Services	19

Part IV
Item 15. Exhibits, Financial Statement Schedules	20

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The Board of Directors of Community Bankers Trust Corporation (the “Company”) currently consists of 12 directors and is divided into three classes with staggered terms. The four directors in Class I are serving for a term that expires at the 20090 annual meeting of stockholders, the four directors in Class II are serving for a term that expires at the 2010 annual meeting of stockholders and the four directors in Class III are serving for a term that expires at the 2011 annual meeting of stockholders.
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
     Richard F. Bozard, 62, has been a director of the Company since May 2008. He had previously served as a director of TransCommunity Financial since 2006. Mr. Bozard was Vice President and Treasurer of Owens & Minor, Inc., a medical and surgical supplies distributor based in Mechanicsville, Virginia, from 1991 until his retirement in May 2009. He had also been Senior Vice President and Treasurer of Owens & Minor Medical, Inc., a subsidiary of Owens & Minor, Inc., from 2004 until his retirement.
     L. McCauley Chenault, 57, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1987. Mr. Chenault is the managing attorney of Chenault Law Offices, PLC in Mechanicsville, Virginia, a position that he has held for more than five years.
     Alexander F. Dillard, Jr., 70, has been Chairman of the Company’s Board of Directors since May 2008. He had previously served as a director of BOE Financial since 1982. Mr. Dillard is a senior partner in the law firm of Dillard & Katona in Tappahannock, Virginia, a position that he has held for more than five years.
     George B. Elliott, 74, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1982. Mr. Elliott is a real estate developer and consultant based in Tappahannock, Virginia, positions that he has held for more than five years.
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
     Philip T. Minor, 74, has been a director of the Company since May 2008. He had previously served as a director of BOE Financial since 1974. Mr. Minor is a partner in Philip Minor Farms in St. Stephens Church, Virginia, a position that he has held for more than five years.
     Troy A. Peery, Jr., 63, has been Vice Chairman of the Company’s Board of Directors since May 2008. He had previously served as a director of TransCommunity Financial since 2002. Mr. Peery has been President of Peery Enterprises, a real estate development company based in Manakin-Sabot, Virginia, since 1998.
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
     Gary A. Simanson, 48, has been Vice Chairman of the Company’s Board of Directors since May 2008 and a director of the Company since 2005. Mr. Simanson has served as the Company’s Chief Strategic Officer since May 2008. From 2005 to May 2008, he was the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Simanson has also been managing director of First Capital Group, L.L.C., an investment banking advisor firm specializing in bank mergers and acquisitions, since 1997.
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
     Robin Traywick Williams, 58, has been a director of the Company since May 2008. She had previously served as a director of TransCommunity Financial since 2002. Mrs. Williams is a writer and serves on the boards of the Virginia Foundation for the Humanities and the Thoroughbred Retirement Foundation. From 1998 to 2003, she served as Chairman of the Virginia Racing Commission in Richmond, Virginia.
Executive Officers
     The Company’s executive officers and their respective ages and positions are set forth in the following table.

Name	Age	Position
George M. Longest, Jr.	48	President and Chief Executive Officer, Community Bankers Trust Corporation, and Chief Executive Officer, Bank of Essex

Bruce E. Thomas	45	Senior Vice President and Chief Financial Officer, Community Bankers Trust Corporation and Bank of Essex

Gary A. Simanson	48	Vice Chairman and Chief Strategic Officer, Community Bankers Trust Corporation

M. Andrew McLean	54	President, Bank of Essex

Patrick J. Tewell	44	Senior Vice President and Chief Accounting Officer, Community Bankers Trust Corporation
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
     Mr. McLean has been President of the Bank since July 2008, when TransCommunity Bank, N.A., the former subsidiary of TransCommunity Financial, merged into the Bank. From 2007 to July 2008, he was President and Chief Executive Officer of TransCommunity Bank. From 2001 to 2007, he was President and Chief Executive Officer of Bank of Goochland, N.A., also a former subsidiary of TransCommunity Financial prior to its consolidation into TransCommunity Bank.
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

Code of Ethics
     The Company’s Board of Directors has approved a Code of Conduct and Ethics for directors, officers and all employees of the Company and its subsidiaries, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct and Ethics is available on the “investor information” page of the Company’s internet web site at www.cbtrustcorp.com.
Audit Committee
     The Audit Committee assists the Board in the fulfillment of its oversight responsibilities with respect to the completeness and accuracy of the Company’s financial reporting and the adequacy of its financial and operating controls. The primary purpose of the Audit Committee is to provide independent and objective oversight with respect to the Company’s financial statements and reports and any additional financial information provided to stockholders and others, the Company’s internal controls, the independent auditor’s qualifications and independence, the Company’s audit, accounting and financial reporting processes generally and compliance by the Company with legal and regulatory requirements. A copy of the Audit Committee’s charter is available on the “investor information” page of the Company’s internet web site at www.cbtrustcorp.com.
     The current members of the Audit Committee are Troy A. Peery, Jr. (Chair), George B. Elliott, Philip T. Minor and Robin Traywick Williams. The Company’s Board of Directors has determined that Mr. Peery qualifies as an audit committee financial expert, as defined by the rules and regulations of the Securities and Exchange Commission, and that each member of the Audit Committee is independent, as independence for audit committee members is defined by NYSE Amex’s listing standards.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The table below sets forth, for the years ended December 31, 2008 and December 31, 2007, the compensation earned by the following named executive officers:
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

						Non-	Non-
						Equity	Qualified
						Incentive	Deferred
						Plan	Compen-	All Other
				Stock	Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	($)	($)	($) (6)	($) (6)	($)	($) (7)	($) (8)	($)
George M. Longest, Jr.	2008	211,000	25,000	—	—	—	83,229	6,187	325,416
President and Chief	2007	160,000	15,245	—	—	—	53,909	3,200	232,354
Executive Officer (1)

Gary A. Simanson	2008	158,885	750,000	—	—	—	—	3,204	908,885
Vice Chairman and	2007	—	—	—	—	—	—	—	—
Chief Strategic Officer (and former President, Chief Executive Officer and Chief Financial Officer) (2)

Bruce E. Thomas	2008	156,731	17,500	—	—	—	40,057	7,225	221,513
Senior Vice	2007	120,000	10,745	—	—	—	25,145	2,400	158,290
President and Chief Financial Officer (3)

Patrick J. Tewell	2008	133,333	16,500	—	—	—	—	11,905	161,738
Senior Vice	2007	110,000	43,000	19,375	12,150	—	—	9,990	194,775
President and Chief Accounting Officer (4)

Bruce B. Nolte	2008	111,179	—	—	—	—	—	9,603	120,782
Former Chief	2007	173,300	40,690	42,625	—	—	—	32,384	288,999
Executive Officer (5)

(1)	Mr. Longest has been the Company’s President since May 2008 and Chief Executive Officer since July 2008. He was President and Chief Executive Officer of BOE Financial until May 2008.

(2)	Mr. Simanson has been the Company’s Vice Chairman and Chief Strategic Officer since May 2008. He was the Company’s President, Chief Executive Officer and Chief Financial Officer until May 2008.

(3)	Mr. Thomas has been the Company’s Senior Vice President and Chief Financial Officer since May 2008. He was Senior Vice President and Chief Financial Officer of BOE Financial until May 2008.

(4)	Mr. Tewell has been the Company’s Senior Vice President and Chief Accounting Officer since May 2008. He was Senior Vice President and Chief Financial Officer of TransCommunity Financial from March 2007 until May 2008.

(5)	Mr. Nolte was the Company’s Chief Executive Officer from May 2008 to July 2008, when his employment with the Company terminated. He was President and Chief Executive Officer of TransCommunity Financial until May 2008. See “Certain Relationships and Related Transactions” in Item 13 below for information related to separation and consulting payments that the Company has been making to Mr. Nolte following his resignation from the Company.

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

     On July 31, 2008, the Company and Mr. Nolte entered into a Separation Agreement and Release in connection with Mr. Nolte’s voluntary resignation of employment with the Company. Information on the terms of this agreement is set forth in the “Certain Relationships and Related Transaction” section in Item 13.
Stock-Based Awards
     Prior to their mergers with and into the Company, both TransCommunity Financial and BOE Financial maintained plans that provided for stock-based awards as incentives for certain officers and directors. Under the terms of these plans, all options and awards that were outstanding at the time of the mergers were fully vested and exercisable, and any unrecognized compensation expenses were accelerated. In connection with the mergers, the Company adopted all awards that were outstanding under such plans, but terminated the plans so that no further awards will be made under them. No stock-based awards were made during 2008.
Outstanding Equity Awards
     The following table shows outstanding option awards held by the named executive officers as of December 31, 2008. There were no outstanding stock awards that had not yet vested.

	Option Awards
			Equity
			Incentive Plan
	No. of	No. of	Awards: No. of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Un-exercisable	(#)	($)	Date
Longest	3,878	—	—	5.01	11/18/2014
	2,543	—	—	4.36	10/23/2013
	2,635	—	—	3.91	6/27/2012
	3,139	—	—	2.14	1/6/2011

Simanson	—	—	—	—	—

Thomas	2,755	—	—	5.01	11/18/2014
	2,005	—	—	4.36	10/23/2013

Tewell	7,100	—	—	5.99	3/28/2017

Nolte	47,570	—	—	7.04	4/15/2013
Post-Employment Compensation
Pension Plan
     The Bank maintains a non-contributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. The plan was frozen to new entrants prior to the merger of BOE Financial with and into the Company. Messrs. Longest and Thomas are participants in this plan. Benefits payable under the plan are based on years of credited service, average compensation over the highest consecutive five years, and the plan’s benefit formula (1.60% of average compensation times years of credited service in excess of 20 years but not in excess of 35 years plus .65% (70% if SSNRA is 66) of average compensation in excess of Social Security Covered Compensation times years of credited service up to a maximum of 35 years). For 2008, the maximum allowable annual benefit payable by the plan at age 65 (the plan’s normal retirement age) was $185,000 and the maximum compensation covered by the plan was $225,000. Reduced early retirement benefits are payable on or after age 55 upon completion of 10 years of credited service. Amounts payable under the plan are not subject to reduction for Social Security benefits.
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
Certain Limitations on Post-Employment Compensation
     On December 19, 2008, the Company received $17,680,000 from the Department of the Treasury in exchange for 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A and an accompanying warrant to purchase 780,000 shares of its Common Stock under the Department of the Treasury’s Capital Purchase Program. As a condition to the Company’s receipt of these funds, each of Messrs. Longest, Simanson, Thomas and Tewell entered into a letter agreement with the Company in order to amend each of his compensation, bonus, incentive and other benefit plans, arrangements and agreements (including golden parachute, severance and employment agreements). The effect of the letter agreement is to prohibit the Company from making to the officer any “golden parachute” payment, as that term is defined in the Emergency Economic Stabilization Act of 2008, during the period that the Department of Treasury continues to hold the Company’s securities under the Capital Purchase Program. Generally, a golden parachute payment will be any payment in the nature of compensation to (or for the benefit of) one of these officers made on account of an applicable severance from employment to the extent the aggregate present value of such payment equals or exceeds an amount equal to three times the officer’s base amount.
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
     The total compensation of the Company’s non-employee directors for the year ended December 31, 2008 is shown in the following table.

		Nonqualified
		Deferred
	Fees Earned or	Compensation
	Paid in Cash	Earnings	Total
Name	($) (3)	(4)	($)
Chris A. Bagley (1)	0	—	0
Richard F. Bozard (2)	14,500	—	14,500
L. McCauley Chenault (2)	15,650	—	15,650
Alexander F. Dillard, Jr. (2)	15,400	8,333	23,733
George B. Elliott (2)	12,975	3,350	16,325
P. Emerson Hughes, Jr. (2)	15,000	1,000	16,000
Christopher G. Miller (2)	20,675	—	20,675
Philip T. Minor (2)	19,225	—	19,225
Troy A. Peery, Jr. (2)	21,716	—	21,716
Eugene S. Putnam, Jr.	20,666	—	20,666
Keith Walz (1)	0	—	0
John C. Watkins (2)	14,500	—	14,500
Robin Traywick Williams (2)	17,050	—	17,050
Jack C. Zoeller (2)	21,316	—	21,316

(1)	Messrs. Bagley and Walz served as directors of the Company until May 2008.

(2)	The individual became a director of the Company in May 2008.

(3)	Amounts represent the monthly and additional quarterly retainers, board meeting fees and committee meeting fees.

(4)	Amounts relate to participation of directors that served as directors of BOE Financial prior to its merger with the Company in the Directors’ Supplemental Retirement Plan and reflect changes in the value of each director’s interest in the plan during 2008. BOE Financial established the Directors’ Supplemental Retirement Plan for its non-employee directors in 2006. The Directors’ Supplemental Retirement Plan is designed to retain the future services of directors. This plan provides for a benefit upon the later of October 1, 2010 or retirement from service on the Board at the normal retirement age of 75. Benefits under this plan are payable at retirement for a period of 10 years. The Directors’ Supplemental Retirement Plan also contains provisions for change of control, as defined, which allow the directors to retain benefits under the plan in the event of a termination of service subsequent to a change of control, other than for cause. The Company assumed this plan in connection with its merger with BOE Financial.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Directors and Officers
     The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of April 21, 2009, for each director, each of the executive officers named in the Summary Compensation Table in Item 11 above (who are referred to as the named executive officers) and the Company’s current directors and executive officers as a group.

			Total Shares of	Percent
	Shares of		Common Stock	of
Name	Common Stock (1)	Option Shares (2)	Beneficially Owned	Class
NAMED EXECUTIVE OFFICERS
George M. Longest, Jr. (3)	21,398	12,195	33,593	*
Gary A. Simanson (3)	1,651,740	—	1,651,740	7.6
Bruce E. Thomas	4,553	4,760	9,313	*
Patrick J. Tewell	4,954	7,100	12,054	*
Bruce B. Nolte (4)	39,783	47,570	87,353	*

DIRECTORS
Richard F. Bozard	1,710	5,680	7,390	*
L. McCauley Chenault	13,907	2,692	16,599	*
Alexander F. Dillard, Jr.	133,463	2,979	136,442	*
George B. Elliott	15,511	2,692	18,203	*
P. Emerson Hughes, Jr.	19,132	860	19,992	*
Philip T. Minor	80,498	3,437	83,935	*
Troy A. Peery, Jr.	14,940	16,330	31,270	*
Eugene S. Putnam, Jr. (5)	78,500	—	78,500	*
John C. Watkins	4,970	15,194	20,164	*
Robin Traywick Williams	5,902	10,082	15,984	*

All current directors and executive officers as a group (15 persons)	2,051,178	84,001	2,135,179	9.9

*	Less than one percent of class, based on the total number of shares of common stock outstanding on April 21, 2009.

(1)	Amounts include shares of common stock that the individual owns directly or indirectly through affiliated corporations, close relatives, and dependent children or as custodians or trustees.

(2)	Amounts reflect shares of common stock that could be acquired through the exercise of stock options within 60 days after April 21, 2009.

(3)	Messrs. Longest and Simanson are also directors. Additional information with respect to Mr. Simanson’s beneficial ownership is set forth in the “Principal Stockholders” section below.

(4)	Former executive officer.

(5)	Amount of shares of common stock includes 50,000 shares held by Community Bankers Acquisition LLC to which Mr. Putnam transferred the shares for nominal value. In connection with such transfer, Mr. Putnam was provided an irrevocable general proxy expiring June 2, 2009, retaining a beneficial ownership interest in such shares.

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

B&W Equities, LLC (2)	1,717,884	8.0
4424 16th Avenue Brooklyn, New York 11204

Community Bankers Acquisition LLC (3)	1,651,740	7.6
Gary A. Simanson 9912 Georgetown Pike, Suite D203 Great Falls, Virginia 22066

Weiss Multi-Strategy Advisers LLC (4)	1,250,000	5.8
George A. Weiss Frederick E. Doucette III One State Street, 20th Floor Hartford, Connecticut 06103

Morgan Stanley (5)	1,200,000	5.6
1585 Broadway New York, New York 10036 FrontPoint Partners LLC Two Greenwich Plaza Greenwich, Connecticut 06830

(1)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on June 10, 2008. The Schedule 13G reports that, as of May 31, 2008, Wellington Management Company, LLP, in its capacity as an investment adviser, has shared voting power and dispositive power with respect to 1,730,196 shares of common stock. The Company believes that this amount includes (i) 558,800 shares of common for which each of Wolf Creek Investors (Bermuda) L.P. and Wellington Global Holdings, Ltd., the investment general partner of Wolf Creek Investors (Bermuda) L.P., reported shared voting power and dispositive power in a Schedule 13G filed with the Securities and Exchange Commission on June 9, 2008 and (ii) 541,200 shares of common stock for which each of Wolf Creek Partners, L.P. and Wellington Hedge Management, LLC, the sole general partner of Wolf Creek Partners, L.P., reported shared voting power and dispositive power in a Schedule 13G filed with the Securities and Exchange Commission on June 9, 2008.

(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 18, 2009. According to the Schedule 13G, B&W Equities, LLC serves as the general partner of Double U Master Fund LP, a master fund in a master-feeder structure. The Schedule 13G reports that Double U Master Fund LP holds 10,278 shares and 1,028,100 warrant shares and Double U Trading, Inc. holds 67 shares and 679,439 warrant shares and that, as of December 31, 2008, B&W Equities, LLC has sole voting power and dispositive power with respect to 1,717,884 shares of common stock.

(3)	Based on information set forth in Schedule 13Ds filed with the Securities and Exchange Commission on June 13, 2008. According to the Schedule 13Ds, Community Bankers Acquisition LLC, of which Gary A. Simanson is the sole manager and has sole dispositive power, owns 1,412,500 shares of common stock and warrants to acquire an additional 239,240 shares of common stock. The Schedule 13Ds report that each of Community Bankers Acquisition LLC and Gary A. Simanson has sole voting power with respect to 1,101,740 shares of common stock and sole dispositive power with respect to 1,651,740 shares of common stock. The reported shares do not reflect an additional 1,052,184 shares of common stock that are issuable upon exercise of warrants that are subject to restrictions on disposition, including exercise, through June 8, 2010, pursuant to option agreements between Community Bankers Acquisition LLC and certain third party option holders.

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
Equity Compensation Plan Information
     The following table gives information about common stock that may be issued upon the exercise of options, warrants and rights under equity compensation plans as of December 31, 2008. Prior to the mergers, both TransCommunity Financial and BOE Financial maintained equity compensation plans as incentives for certain officers and directors. In the mergers, the Company adopted all awards that were outstanding under such plans, but terminated certain provisions of them so that no further awards will be made under them.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	First Column)
Equity Compensation Plans Approved by Security Holders (1)	493,777	$5.95	951,785

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	493,777	$5.95	951,785

(1)	Includes the following equity compensation plans that were approved by stockholders of TransCommunity Financial or BOE Financial, as the case may be, and adopted by the Company’s in the mergers: the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors. Certain provisions of these plans were terminated so that no further awards will be made under them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     All of the shares of common stock outstanding immediately prior to the Company’s initial public offering, including 862,500 shares held by Gary A. Simanson, the Company’s Vice Chairman and Chief Strategic Officer and a director, and Community Bankers Acquisition LLC, of which Mr. Simanson is the sole manager, are held in escrow by Continental Stock Transfer & Trust Company as escrow agent. Because the Company completed a business combination on or before the deadlines contained in its initial certificate of incorporation, these shares will be released from escrow on June 2, 2009. The holders of the majority of the 1,875,000 shares that the Company issued prior to its initial public offering are entitled to make up to two demands that the Company register these shares for resale pursuant to an agreement signed concurrently with the consummation of the Company’s initial public offering. The holders of the majority of these shares are entitled to elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
     Some of the Company’s directors and executive officers are at present, as in the past, its banking customers. As such, the Company has had, and expects to have in the future, banking transactions with directors, officers, principal stockholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. In connection with its acquisition of TransCommunity Financial and BOE Financial, the Company assumed loans to directors and executive officers, and their associates, with an aggregate outstanding balance of $3.0 million. The aggregate outstanding balance of loans to such parties at December 31, 2008 was $4.7 million.
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

Director Independence
     The Company’s Board of Directors has determined that 10 of its 12 members are independent as defined by the listing standards of NYSE Amex, including the following: Richard F. Bozard, L. McCauley Chenault, Alexander F. Dillard, Jr., George B. Elliott, P. Emerson Hughes, Jr., Philip T. Minor, Troy A. Peery, Jr., Eugene S. Putnam, Jr., John C. Watkins and Robin Traywick Williams. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.
     In making this independence determination, the Board of Directors considered certain relationships between the Company and certain of its directors, such as the provision of legal services by law firms with which Messrs. Chenault and Dillard are affiliated, to determine whether such director was independent under NYSE Amex’s listing standards. See “Certain Relationships and Related Transactions” above for additional information on certain transactions with members of the Company’s Board of Directors.
     Each of Chris A. Bagley, Keith Walz, Christopher G. Miller and Jack C. Zoeller, who also served as a director during part of 2008, was also determined to be independent during 2008.
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
     Tax Fees include fees billed for tax compliance, tax advice, tax planning and the preparation of federal tax forms.
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
3. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (2)

Exhibit No.	Description
2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation (3)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation (4)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (6)

3.3	Amended and Restated Bylaws (7)

4.1	Specimen Unit Certificate (8)

4.2	Specimen Common Stock Certificate (8)

4.3	Specimen Warrant Certificate (8)

4.4	Form of Unit Purchase Option to be granted to the representatives (8)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (9)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (10)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (10)

4.8	Warrant to Purchase 780,000 Shares of Common Stock (6)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (8)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders (9)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders (9)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (6)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. (11)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas (11)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson (12)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean (6)

Exhibit No.	Description
10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company (6)

10.14	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte (13)

10.15	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003 (14)

10.16	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.17	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.18	TransCommunity Financial Corporation 2007 Equity Compensation Plan (16)

10.19	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan (17)

10.20	BOE Financial Services of Virginia, Inc. Stock Incentive Plan (18)

10.21	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan (19)

10.22	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (18)

10.23	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (19)

21.1	Subsidiaries of Community Bankers Trust Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 1)*

31.4	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 1)*

31.5	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 2)**

31.6	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 2)**

32.1	Section 1350 Certifications*

*	Previously filed.

**	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590).

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590).

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590).

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590).

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590).

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008 (File No. 001-32590).

(14)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(15)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).

(16)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).

(17)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).

(18)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260).

(19)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538).
     (b) Exhibits. See Item 15(a)3. above.
     (c) Financial Statement Schedules. See Item 15(a)2. above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

Date: May 20, 2009	By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer