Form 10-Q
period 2009-06-30
Community Bankers Trust Corp
filed 2009-08-10
CIK 1323648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
not applicable
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 3, 2009, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION
TABLE OF CONTENTS
FORM 10-Q
June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2009 AND DECEMBER 31, 2008
(dollars in thousands)

	June 30, 2009	December 31, 2008
		(Audited)
	(Unaudited)	(Restated)
Assets
Cash and due from banks	$20,110	$10,864
Interest bearing bank deposits	14,158	107,376
Federal funds sold	25,830	10,193

Total cash and cash equivalents	60,098	128,433

Securities available for sale, at fair value	178,923	193,992
Securities held to maturity, fair value of $131,752 and $94,965, respectively	130,113	94,865
Equity securities, restricted, at cost	6,838	3,612

Total securities	315,874	292,469

Loans held for resale	668	200

Loans	551,799	523,298
Allowance for loan losses	(12,185)	(6,939)

Net loans	539,614	516,359

FDIC covered assets (Note 9)	278,436	—
Bank premises and equipment	37,484	24,111
Other real estate owned	864	223
Bank owned life insurance	6,415	6,300
Core deposit intangibles, net	18,211	17,163
Goodwill (Note 5)	13,152	37,184
Other assets	13,022	7,325

Total assets	$1,283,838	$1,029,767

Liabilities
Deposits:
Demand:
Noninterest bearing	$59,949	$59,699
Interest bearing	1,007,498	746,649

Total deposits	1,067,447	806,348

Federal funds purchased	—	—
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	26,379	16,992

Total liabilities	$1,134,950	$865,364

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 17,680 shares issued and outstanding	17,680	17,680
Discount on preferred stock	(943)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized, $0.01 par value) 21,468,455 shares issued and outstanding	215	215
Additional paid in capital	144,506	146,076
Retained (deficit) earnings	(13,677)	1,691
Accumulated other comprehensive income (loss)	70	(1,265)

Total stockholders’ equity	$148,888	$164,403

Total liabilities and stockholders’ equity	$1,283,838	$1,029,767

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(dollars and shares in thousands, except per share data)
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest and dividend income
Interest and fees on loans	$9,631	$2,704	$18,047	$2,704
Interest and fees on FDIC covered loans	3,016	—	6,286	—
Interest on federal funds sold	12	46	26	46
Interest on deposits in other banks	81	—	202	—
Interest and dividends on securities
Taxable	2,607	282	5,499	687
Nontaxable	820	110	1,577	110

Total interest income	16,167	3,142	31,637	3,547

Interest expense
Interest on deposits	6,299	1,027	12,417	1,027
Interest on federal funds purchased	—	13	—	13
Interest on other borrowed funds	390	80	737	80

Total interest expense	6,689	1,120	13,154	1,120

Net interest income	9,478	2,022	18,483	2,427

Provision for loan losses	540	234	6,040	234

Net interest income after provision for loan losses	8,938	1,788	12,443	2,193

Noninterest income
Service charges on deposit accounts	618	180	1,189	180
Gain on SFSB transaction	—	—	21,260	—
Gain on securities transactions, net	341	—	293	—
Gain on sale of other real estate	—	—	21	—
Other	374	119	669	119

Total noninterest income	1,333	299	23,432	299

Noninterest expense
Salaries and employee benefits	5,028	574	9,454	574
Occupancy expenses	554	112	1,134	112
Equipment expenses	419	108	762	108
Legal fees	305	46	555	99
Professional fees	456	24	1,156	100
FDIC assessment	744	16	874	16
Data processing fees	732	104	1,474	104
Amortization of intangibles	654	149	1,110	149
Impairment of goodwill (Note 5)	24,032	—	24,032	—
Other operating expenses	1,876	582	3,637	673

Total noninterest expense	34,800	1,715	44,188	1,935

(Loss) income before income taxes	(24,529)	372	(8,313)	557
Income tax (benefit) expense	(410)	84	4,872	158

Net (loss) income	$(24,119)	$288	$(13,185)	$399
Dividends accrued on preferred stock	220	—	438	—
Accretion of discount on preferred stock	45	—	88	—

Net (loss) income available to common stockholders	$(24,384)	$288	$(13,711)	$399

Net (loss) income per share — basic	$(1.14)	$0.02	$(0.64)	$0.04

Net (loss) income per share — diluted	$(1.14)	$0.02	$(0.64)	$0.03

Weighted average number of shares outstanding
basic	21,468	13,407	21,468	11,391
diluted	21,468	15,283	21,468	13,553
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars and shares in thousands)
(Unaudited)

							Additional	Retained	Other
	Preferred Stock				Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Warrants	Discount	Shares	Amount	Capital	(Deficit)	Income	Total
Balance December 31, 2007	—	$—	$—	$—	9,375	$94	$42,989	$2,229	$—	$45,312

Common stock issued in connection with merger	—	—	—	—	13,501	135	116,035			116,170
Common stock redeemed in connection with merger	—	—	—	—	(1,405)	(14)	(10,829)			(10,843)
Comprehesive income:
Net income	—	—	—	—	—	—	—	399	—	399
Change in net unrealized gain or loss on securities available for sale	—	—	—	—	—	—	—	—	(835)	(835)
Total comprehensive income	—	—	—	—	—	—	—	399	—	(436)

Balance June 30, 2008	—	$—	$—	$—	21,471	$215	$148,195	$3,027	$(835)	$150,602

Balance December 31, 2008 (restated)	18	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	164,403

Amortization of preferred stock warrants	—	—	—	88	—	—	—	(88)	—	—
Reclassification for preferred stock dividends	—	—	—	—	—	—	—	37	—	37
Recognize SFSB January 2009 net loss	—	—	—	—	—	—	—	(56)		(56)
Repurchase of warrants	—	—	—	—	—	—	(1,570)	—	—	(1,570)
Dividends paid on preferred stock	—	—	—	—	—	—	—	(359)	—	(359)
Comprehesive income:	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(13,185)	—	(13,185)
Change in net unrealized gain or loss on securities available for sale	—	—	—	—	—	—	—	—	1,528
Less: Reclassification adjustment for gain on securities sold, net of tax	—	—	—	—	—	—	—	—	(193)
Other comprehensive income									1,335	1,335
Total comprehensive income										(11,850)
Dividends paid on common stock ($.08 per share)	—	—	—	—	—	—	—	(1,717)	—	(1,717)

Balance June 30, 2009	18	$17,680	$1,037	$(943)	21,468	$215	$144,506	$(13,677)	$70	$148,888

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(dollars in thousands)
(unaudited)

	June 30, 2009	June 30, 2008

Operating activities:
Net (loss) income	$(13,185)	$399
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	2,043	271
Provision for loan losses	6,040	234
Amortization of security premiums and accretion of discounts, net	940	8
Change in loans held for sale	(468)	535
Net gain on SFSB transaction	(21,260)	—
Prior period goodwill adjustment	(2,899)	—
Impairment of goodwill	24,032	—
Net gain on sale of securities	(293)	—
Net gain on sale of OREO	(21)	—
Net loss/(gain) on sale of loans	20	(12)
Cash aquired in acquisitions	35,662	10,016
Changes in assets and liabilities:
Decrease/(increase) in other assets	11,138	(4,022)
Increase in accrued expenses and other liabilities	7,631	2,065

Net cash provided by operating activities	49,380	9,494

Investing activities:
Proceeds from securities	98,329	56,342
Purchase of securities	(108,075)	—
Net increase in loans	(5,732)	(11,230)
Purchase of premises and equipment, net	(14,268)	(114)

Net cash (used in)/provided by investing activities	(29,746)	44,998

Financing activities:
Net (decrease)/increase in noninterest bearing and interest bearing deposits	(45,898)	4,919
Net decrease in federal funds purchased	—	(1,287)
Cash paid to shareholders for converted shares	—	(10,843)
Cash paid to reduce FHLB borrowings	(38,425)	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(1,570)	—
Cash dividends paid on preferred and common stock	(2,076)	—

Net cash used in financing activities	(87,969)	(7,211)

Net (decrease) increase in cash and cash equivalents	(68,335)	47,281

Cash and cash equivalents:
Beginning of the period	$128,433	$162

End of the period	$60,098	$47,443

Supplemental disclosures of cash flow information:
Interest paid	$13,640	$1,156
Income taxes paid	$250	$—
Transfers of OREO property	$640	$224
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$278,507	$471,864
Other real estate owned	$17,820	$—
Securities	$7,416	$68,306
Fixed assets, net	$37	$—
Other assets	$16,582	$89,857
Deposits	$306,997	$491,462
Borrowings	$37,525	$32,359
Other liabilities	$1,756	$8,861
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia. Bank of Essex changed its name to Essex Bank on April 20, 2009.
     The Company was initially formed as a special purpose acquisition company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Prior to its acquisition of two bank holding companies in 2008, the Company’s activities were limited to organizational matters, completing its initial public offering and seeking and evaluating possible business combination opportunities. On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The Company changed its corporate name in connection with the acquisitions. On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. On January 30, 2009, the Bank acquired certain assets and assumed all deposit liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”).
     The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Fourteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.
     The consolidated statements presented include accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company at each of June 30, 2009 and December 31, 2008. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The financial information with respect to the operations of the Company prior to May 31, 2008, which includes five of the first six months of 2008, and the first two months of the second quarter of 2008, does not provide any meaningful basis for comparison since the Company was not an operating company during those periods. As a result of the acquisitions of TFC and BOE on May 31, 2008, the Company became an operating company. Consequently, the Company did not have meaningful comparable periods to report.
     In the opinion of management, all adjustments (consisting of normal accruals) were made that are necessary to present fairly the financial position of the Company at June 30, 2009, and the results of its operations and its cash flows for the three and six months ended June 30, 2009 and 2008.
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

2. ACCOUNTING POLICIES
     The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     Certain reclassifications have been made to prior period balances to conform to the current period presentation.
     The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change. In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of August 10, 2009 for potential recognition or disclosure.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.
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
     In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP SFAS 141(R)-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP SFAS 157-4 to have a material impact on its (consolidated) financial statements.

     In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP SFAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP SFAS 115-1 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and SFAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-1 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP SFAS 115-1 and SFAS 124-2 to have a material impact on its consolidated financial statements.
     In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.
     In May 2009, the FASB issued SFAS 165, “Subsequent Events” (SFAS 165) to provide guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 14 for the Company’s evaluation of subsequent events.
     In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect SFAS 166 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). The standard amends FASB Interpretation Number (FIN) 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect SFAS 167 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.
4. MERGERS AND ACQUISITIONS
Business Combinations
     On May 31, 2008, the Company acquired each of TFC and BOE. The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired at May 31, 2008 of $268.8 million, including $241.9 million of loans, and liabilities assumed were $241.7 million, including $232.1 million of deposits. The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired at May 31, 2008 of $317.6 million, including $233.3 million of loans, and liabilities assumed were $288.0 million, including $256.4 million of deposits. Due to the mergers with each of TFC and BOE, the Company recorded approximately $37.2 million in goodwill and $15.0 million in core deposit intangibles.
     Immediately following the mergers with TFC and BOE, the Company operated TransCommunity Bank and the Bank as separate banking subsidiaries. TransCommunity Bank’s offices operated under the Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge division names. Effective July 31, 2008, TransCommunity Bank was consolidated into the Bank under the Bank’s state charter. As a result, the Company was a one-bank holding company at the September 30, 2008 reporting date.
Acquisition of Georgia Operations
     On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, the Bank and the FDIC.
     Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $600 million in deposits, approximately $250 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on all deposits, excluding brokered and internet deposits. All deposits have been fully assumed, and all deposits insured prior to the closing of the transaction maintain their current insurance coverage. Other than loans fully secured by deposit accounts, the Bank did not purchase any loans but is providing loan servicing to TCB’s former loan customers. Pursuant to the terms of the Purchase and Assumption Agreement, the Bank had 60 days to evaluate and, at its sole option, purchase any of the remaining TCB loans. The Bank purchased 175 loans totaling $21 million on January 9, 2009. In addition, the Bank agreed to purchase all four former banking premises of TCB for $6.4 million on February 19, 2009.

Acquisition of Maryland Operations
     On January 30, 2009, the Bank acquired certain assets and assumed all deposit liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”). The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB, the Bank and the FDIC.
     Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits. The Bank bid a negative $45 million for the assets acquired and liabilities assumed. The Bank acquired approximately $348 million in loans and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank has entered into shared-loss agreements with the FDIC with respect to certain covered assets acquired. All deposits have been fully assumed, and all deposits maintain their current insurance coverage. As a result of the acquisition of SFSB’s operations, the Company recorded a one-time gain of $21.3 million in the first quarter of 2009.
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
5. GOODWILL AND INTANGIBLE ASSETS
     The Company follows SFAS 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within SFAS 142 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded. Goodwill was assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers.
     Since the mergers in 2008, there has been further decline in economic conditions, which has significantly affected the banking sector and the Company’s financial condition and results. The Company’s average closing stock price during the second quarter of 2008 and 2009 was $6.64 per share and $3.67 per share, respectively, which represented a 44.73% decline. On the last business day prior to May 31, 2009, the closing stock price was $3.10 per share.
     The first step in identifying potential impairment involves comparing the current fair value of such goodwill to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This step requires a comparison of the Company’s book value to the fair value of its assets, liabilities, and intangibles. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Management retained a business valuation expert to assist in determining the level and extent to which goodwill was impaired. The Company determined that goodwill was impaired as of May 31, 2009, and a $24.0 million impairment charge was recorded during the second quarter of 2009. Because the acquisitions were considered tax-free exchanges, the goodwill impairment charge cannot be deducted for tax purposes and, as such, an income tax benefit cannot be recorded. Due to this tax treatment, the goodwill impairment charge will be reflected as a permanent difference in the deferred tax calculation.
     Also, upon further evaluation of the original amount recorded for goodwill associated with the mergers with each of TFC and BOE, adjustments of $2.9 million were made to goodwill as of December 31, 2008, which is reflected as a restated amount in the consolidated statement of financial condition and consolidated statement of changes in stockholders’ equity of the consolidated financial statements in this report. The restated amount was primarily related to properly reflecting the fair value of the options acquired by the Company at the time of its mergers. This adjustment to goodwill has no effect on the Company’s 2008 net income.
     Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.1 million and $2.2 million, respectively, and will be amortized over approximately 9 years.
     Goodwill and core deposit intangible assets are presented in the following table:

	Gross Carrying	Accumulated		Net Carrying
	Value	Amortization	Impairment	Value
	(dollars in thousands)
December 31, 2008
Goodwill (restated)	$37,184		$—	$37,184
Core deposit intangibles	$18,132	$969		$17,163

June 30, 2009
Goodwill	$37,184		$24,032	$13,152
Core deposit intangibles	$20,290	$2,079		$18,211

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
Loans held for sale
     Loans held for sale are recorded at the lower of cost or fair value each reporting period, and are comprised of residential mortgages. These loans are held for a short period of time with the intention of being sold on the secondary market. Therefore, the fair value is determined on rates currently offered using observable market information, which does not deviate materially from the cost value. If there are any adjustments to record the loan at the lower of cost of market value, it would be reflected in the consolidated statements of income. It was determined that the cost value recorded at June 30, 2009 was similar to the fair value, and therefore no adjustment was necessary. Due to the observable market data available in pricing these loans held for sale, they were considered as Level 2.
Loans
     The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
Other real estate owned
     Other real estate owned (OREO), including foreclosed assets, are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the OREO as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Investment securities available-for-sale	$178,923	$1,383	$177,540	$—
Loans held for sale	668	—	668	—

Total assets at fair value	$179,591	$1,383	$178,208	$—

Total liabilities at fair value	$—	$—	$—	$—

     The Company had no Level 3 assets measured at fair value on a recurring basis at June 30, 2009.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These assets include assets that are measured at the lower of cost value or market value that were recognized at fair value below cost at the end of the period. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, excluding FDIC covered assets.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Loans — impaired loans	$90,367	$—	$82,002	$8,365
Other real estate owned (OREO)	$864	$—	$864	$—

Total assets at fair value	$91,231	$—	$82,866	$8,365

Total liabilities at fair value	$—	$—	$—	$—

     The Company had no Level 1 assets measured at fair value on a nonrecurring basis at June 30, 2009.
     SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The fair values and carrying values are as follows:

	June 30, 2009
	Carrying	Fair
(dollars in thousands)	Value	Value
Financial assets:
Cash and cash equivalents	$60,098	$60,137
Securities available for sale	178,923	178,923
Securities held to maturity	130,113	131,752
Equity securities	6,838	6,838
Loans held for sale	668	668
Net loans	539,614	540,433
FDIC covered assets	278,436	281,159
Accrued interest receivable	5,572	5,572

Financial liabilities:
Deposits	1,067,447	1,075,303
Borrowings	41,124	41,676
Accrued interest payable	5,670	5,670
7. SECURITIES
     Amortized costs and fair values of securities available for sale at June 30, 2009 were as follows:

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury issue and other
U.S. Government agencies	$15,025	$372	$(13)	$15,384
State, county and municipal	78,162	886	(697)	78,351
Corporates and other bonds	6,663	86	(1)	6,748
Mortgage backed securities	75,711	1,502	(156)	77,057
Other securities	1,278	157	(52)	1,383

Total securities available for sale	$176,839	$3,003	$(919)	$178,923

15

     The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Treasury issue and other
U.S. Government agencies	$486	$(13)	$—	$—	$486	$(13)
State, county and municipal	29,795	(586)	2,076	(111)	31,871	(697)
Corporates and other bonds	1,004	(1)	250	—	1,254	(1)
Mortgage backed securities	11,829	(156)	2	—	11,831	(156)
Other securities	470	(45)	12	(7)	482	(52)

Total securities available for sale	$43,584	$(801)	$2,340	$(118)	$45,924	$(919)

     As of June 30, 2009, there were $2.3 million of securities available for sale that were in a continuous loss position for more than twelve months with unrealized losses of $118,000 and consisted primarily of municipal obligations. Management continually monitors the fair value and credit quality of the Company’s investment portfolio.
     Amortized costs and fair values of securities held to maturity at June 30, 2009 were as follows:

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury issue and other
U.S. Government agencies	$748	$—	$(15)	$733
State, county and municipal	13,111	336	(32)	13,415
Corporates and other bonds	1,035	9	—	1,044
Mortgage backed securities	115,219	1,750	(409)	116,560

Total securities held to maturity	$130,113	$2,095	$(456)	$131,752

     The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Treasury issue and other
U.S. Government agencies	$733	$(15)	$—	$—	$733	$(15)
State, county and municipal	2,140	(35)	—	—	2,140	(35)
Corporates and other bonds	—	—	—	—	—	—
Mortgage backed securities	32,790	(406)	—	—	32,790	(406)

Total securities held to maturity	$35,663	$(456)	$—	$—	$35,663	$(456)

     Management continually monitors the fair value and credit quality of the Company’s investment portfolio. At June 30, 2009, all impairments are considered temporary; there are no other than temporary impairments. The Company does not intend to sell the securities. It is not likely that the Company will be required to sell the security before recovery of its amortized cost. The Company expects to fully recover its amortized cost basis even if it does not intend to sell the impaired securities. At this time, the Company considers all impairments to be temporary since the unrealized losses are related to market risk and not credit risk. Issuers of the securities both held to maturity and available for sale are of suitable credit quality, and all of the securities are of investment grade.

     The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.6 million at June 30, 2009. FHLB stock is restricted since it is not actively traded on an exchange, and is owned solely by the FHLB and its member institutions. The Company records FHLB stock on a cost basis. When evaluating FHLB stock for impairment, its value is based on recovery of the par value rather than by recognizing temporary decline in value. While the FHLB has suspended dividend payments on it stock and repurchases of excess capital stock during 2009, the Company does not consider this investment to be other than temporarily impaired at June 30, 2009, and therefore no impairment was recorded.
8. LOANS
     The Company’s loan portfolio, excluding FDIC covered assets, at June 30, 2009 and December 31, 2008, was comprised of the following:

	June 30, 2009		December 31, 2008
	(dollars in thousands)
Mortgage loans on real estate
Residential 1-4 family	$135,701	24.56%	$129,607	24.73%
Commercial	179,079	32.41%	158,062	30.16%
Construction	137,951	24.97%	139,515	26.62%
Second mortgages	14,356	2.60%	15,599	2.98%
Multifamily	9,152	1.66%	9,370	1.79%
Agriculture	4,859	0.88%	5,143	0.98%

Total real estate loans	481,098	87.08%	457,296	87.26%
Commercial loans	45,685	8.27%	45,320	8.65%
Consumer installment loans
Personal	13,490	2.44%	14,457	2.76%
All other loans	12,228	2.21%	7,005	1.33%

Gross loans	552,501	100.00%	524,078	100.00%
Less unearned income on loans	(702)		(780)

Loans, net of unearned income	$551,799		$523,298

     On January 30, 2009, the Bank acquired certain assets and assumed all deposit liabilities relating to seven former branch offices of SFSB. The Bank purchased approximately $348 million in loans and other assets and is providing loan servicing to SFSB’s existing loan customers. The Bank has entered into shared-loss agreements with the FDIC with respect to certain covered assets acquired.
     The following is a summary of information for impaired and nonaccrual loans as of June 30, 2009, excluding FDIC covered assets (dollars in thousands):

Amount
Impaired loans without a valuation allowance	$65,686
Impaired loans with a valuation allowance	24,681

Total impaired loans	$90,367

Valuation allowance related to impaired loans	$6,729
Total nonaccrual loans	$24,482
Total loans 90 days or more past due and still accruing	$514
Average investment in impaired loans during the six months ending June 30, 2009	$92,128

Interest income recognized on impaired loans	$773

Interest income recognized on a cash basis on impaired loans	$773

9. FDIC COVERED ASSETS
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
     The American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. In our acquisition of SFSB, the preliminary fair value of SOP 03-3 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral. The fair value of non SOP 03-3 loans was determined based on preliminary estimates of default probabilities. The Company determined which purchased loans were impaired at the time of the acquisition, and will consider those loans for SOP 03-3 application. Those loans that were not considered impaired at the time of acquisition will not be considered for SOP 03-3. Since there are FDIC shared-loss agreements, the Bank recorded an FDIC receivable to the extent amounts will be reimbursed for losses incurred, and is included in the amount reported as “FDIC covered assets”. The carrying amount of FDIC covered assets at June 30, 2009, are as follows:

		Non SOP 03-3
	SOP 03-3 Loans	Loans	Other	Total

Commercial related loans	$13,753	$15,536	$—	$29,289
Mortgage and other loans	12,101	130,519	—	142,620
Foreclosed real estate	—	—	21,525	21,525
FDIC receivable for covered assets	—	—	83,829	83,829

Estimated loss reimbursement from FDIC for expenses incurred	—	—	1,173	1,173

Total FDIC covered assets	$25,854	$146,055	$106,527	$278,436

     As of the acquisition date, the preliminary estimates of the contractually required payments receivable for all SOP 03-3 loans acquired in the SFSB acquisition were $84.7 million, the cash flows expected to be collected were $32.9 million including interest, and the estimated fair value of the loans were approximately $26.0 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At June 30, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral. Interest income, through accretion of the difference between the carrying amount of the SOP 03-3 loans and the expected cash flows, is expected to be recognized on the remaining loans. There was no allowance for credit losses related to these SOP 03-3 loans at June 30, 2009. Certain amounts related to the SOP 03-3 loans and related indemnification amounts are preliminary estimates. The Company expects to finalize its analysis of these assets within 12 months of the acquisition date and, therefore, adjustments to the estimated amounts are likely.
10. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses, for the six months ended June 30, 2009 and 2008, was comprised of the following:

(dollars in thousands)	June 30, 2009	June 30, 2008
Beginning balance	$6,939	$4,993
Provision for loan losses	6,040	234
Recoveries of loans charged off	82	25
Loans charged off	(876)	(70)

Balance at end of period	$12,185	$5,182

     For information reported for June 30, 2008, the figures presented are solely for the month of June 2008, as the Company did not have banking operations prior to its merger with each of TFC and BOE at May 31, 2008, and as such, did not have an allowance for loan losses.
     At June 30, 2009, total impaired loans equaled $90.4 million, excluding FDIC covered assets. As required by the fair value accounting rules for the SFSB transaction in the first quarter of 2009, no allowance for loan losses was recorded on loans acquired since the loans were recorded at fair value and adjusted for expected credit losses, less amounts to be reimbursed by the FDIC. For additional information regarding the accounting entries, see the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on April 17, 2009, under Note 2 — Description of the Pro Forma Purchase Accounting Adjustments.
     Significant provisions were made to the loan loss reserve during the six months ended June 30, 2009, as economic conditions deteriorated. In addition, net-charge off activity increased as certain loans were deemed uncollectible.
11. DEPOSITS
     The following table provides interest-bearing deposit information by category for the dates indicated:

Balance by deposit type	June 30, 2009	December 31, 2008
	(dollars in thousands)
NOW	$90,380	$76,575
MMDA	115,048	55,200
Savings	58,380	34,688
Time deposits less than $100,000	453,953	303,424
Time deposits greater than $100,000	289,737	276,762

Total interest-bearing deposits	$1,007,498	$746,649

12. EARNINGS PER SHARE
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

		Weighted
	(Loss)/	Average
	Income	Shares	Per Share
(dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the Three Months ended June 30, 2009
Basic EPS	$(24,384)	21,468	$(1.14)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(24,384)	21,468	$(1.14)

For the Three Months ended June 30, 2008
Basic EPS	$288	13,407	$0.02
Effect of dilutive stock awards and options		1,876	—

Diluted EPS	$288	15,283	$0.02

For the Six Months ended June 30, 2009
Basic EPS	$(13,711)	21,468	$(0.64)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(13,711)	21,468	$(0.64)

For the Six Months ended June 30, 2008
Basic EPS	$399	11,391	$0.04
Effect of dilutive stock awards and options		2,162	(0.01)

Diluted EPS	$399	13,553	$0.03

     There were 5,973,870 shares in the Company available through options and warrants that were considered anti-dilutive at June 30, 2009.
13. DEFINED BENEFIT PLAN
     The Company adopted the Bank noncontributory, defined benefit pension plan for all full-time, pre-merger Bank employees over 21 years of age at May 31, 2008. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.
Components of Net Periodic Benefit Cost

Six Months Ended
June 30, 2009
(In thousands)
Service cost	$184
Interest cost	162
Expected return on plan assets	(106)
Amortization of prior service cost	2
Amortization of net obligation at transition	(2)
Amortization of net loss	44

Net periodic benefit cost	$284

     At June 30, 2009, no employer contributions have been made for the plan year. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401(k)). A determination during fiscal 2009 will be made for the current and future benefits for all full-time employees of the combined entities. The plan was frozen to new entrants prior to BOE’s merger with the Company.

14. SUBSEQUENT EVENTS
     On July 20, 2009, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 200,000,000. The Company approved this amendment at the 2009 annual meeting of stockholders.
     On July 30, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share with respect to the Company’s outstanding common stock. The dividend will be payable on August 24, 2009, to stockholders of record at the close of business on August 10, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the financial condition at June 30, 2009 and results of operations of the Company for the three and six months ended June 30, 2009 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank, a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia.
     The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Fourteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.
     The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns non-interest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of non-interest income can include gains or losses on securities transactions, gains from loans sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies. The Company’s income is offset by non-interest expense, which consists of goodwill impairment and other charges, salaries and benefits, occupancy and equipment costs, professional fees, and other operational expenses. The provision for loan losses and income taxes materially affect income.
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
     These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:
•	general economic and market conditions, either nationally or locally;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the quality or composition of the Company’s loan or investment portfolios;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the timing of future reimbursements from the FDIC to the Company under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	the integration of banking and other internal operations, and associated costs, including the integration of SFSB’s operations in the third quarter of 2009;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.
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
     The Company utilizes an internal risk grading system for its loans. Those larger credits that exhibit probable or well defined credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Company, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as defined by SFAS 114, Accounting by Creditors for Impairment of a Loan. Collectability of both principal and interest when assessing the need for loss provision is considered. Historical loss rates are applied to other loans not subject to specific allocations. The loss rates are determined from historical net charge offs experienced by the Bank.

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
  Goodwill and Other Intangible Assets
     The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. As a result of the mergers with each of TFC and BOE at May 31, 2008, goodwill was initially recorded for $39.5 million. Subsequently, adjustments were recorded to properly reflect goodwill of $37.2 million on the financial statements. The Company assessed goodwill for impairment as of the one year anniversary date of the mergers, at May 31, 2009.
     The first step in identifying potential impairment involves comparing the current fair value of such goodwill to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This requires a comparison of the Company’s book value to the fair value of its assets, liabilities, and intangibles. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The Company determined that goodwill was impaired as of May 31, 2009, and a $24.0 million impairment charge was recorded during the second quarter of 2009. The goodwill impairment charge was due to an overall decline in general economic conditions, rapid change in the market valuations of financial institutions and the discount that shares of the Company’s common stock have traded to their tangible book value for an extended period of time.
     Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $654,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers. As a result of the TCB and SFSB transactions, core deposit intangibles were recorded of $3.2 million and $2.2 million, respectively. Also related to the SFSB transaction during the first quarter of 2009 was negative goodwill of $21.3 million ($12.9 million, net of taxes), which was recorded as a one-time gain on the income statement.
Financial Condition
     At June 30, 2009, the Company had total assets of $1.284 billion, an increase of $254.8 million or 24.76% from December 31, 2008. Total loans, excluding FDIC covered assets, equaled $551.8 million at June 30, 2009, increasing $28.5 million, or 5.45% from December 31, 2008. Securities totaled $315.9 million and increased $23.4 million, or 8.00% during the first half of 2009. The Company had federal funds sold of $25.8 million at June 30, 2009, versus $10.2 million at year-end 2008, an increase of $15.6 million or 153.41%.
     The increase in asset size was primarily due to the SFSB transaction in Maryland. At June 30, 2009, FDIC covered assets equaled $278.4 million, which was comprised of loans, other real estate owned, FDIC loss recovery receivable, and reimbursable items related to the covered assets. The FDIC loss recovery receivable is the amount that the Company expects to collect from the FDIC under the shared-loss agreements as a result of the difference between the initial value of the covered assets received from the transaction, less their fair value. Securities from SFSB were incorporated into the Company’s securities portfolio at fair value as of the effective time of the transaction, and are not considered covered assets under the terms of the FDIC shared-loss agreements.
     The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the June 30, 2009 AFS portfolio was $178.9 million at June 30, 2009, and the net unrealized gain on the AFS portfolio was $1.3 million, net of taxes, and included as part of the Company’s accumulated other comprehensive income of $70,000. Since December 31, 2008, the interest rate environment has experienced declining rates, and as a result the AFS portfolio shifted from a net unrealized loss of $700,000 to a net unrealized gain of $2.1 million, exclusive of taxes over the first six months of 2009.

     Total deposits at June 30, 2009 were $1.067 billion, which increased $261.1 million from December 31, 2008. Deposit growth was attributed to the SFSB transaction, which was concentrated in certificates of deposit. At June 30, 2009, total deposits in our Maryland branches aggregated $291.2 million of which $221.4 million were time deposits. The Company’s total loans-to-deposits ratio, excluding FDIC covered loans, was 51.69% at June 30, 2009 and 64.90% at December 31, 2008.
     Stockholders’ equity at June 30, 2009 was $148.9 million and represented 11.60% of total assets. Stockholders’ equity was $163.7 million, or 15.91% of total assets at December 31, 2008.
Results of Operations
  Net Income
     For the three months ended June 30, 2009, net losses before dividends and accretion on preferred stock were $24.1 million, compared with net income of $288,000 for the same period in 2008. Net losses available to common stockholders was $24.4 million, which represented $1.14 per share on a fully diluted basis, versus net income available to common stockholders of $288,000, or $0.02 per share on a fully diluted basis for the same period in 2008. Second quarter losses were driven by the goodwill impairment charge of $24.0 million, which is not tax deductible, and was related to the goodwill impairment assessment performed as of the anniversary date of the mergers with each of TFC and BOE.
     For the six months ended June 30, 2009, net losses before dividends and accretion on preferred stock was $13.2 million, compared with net income $399,000 for the same period in 2008. Net losses available to common stockholders was $13.7 million, which represented $0.64 per share on a fully diluted basis, versus net income available to common stockholders of $399,000, or $0.03 per share on a fully diluted basis for the same period in 2008. Losses for the six months ended June 30, 2009, were driven by the goodwill impairment charge, and partially offset by a one-time gain of $21.3 million, excluding taxes, related to the SFSB transaction in the first quarter.
  Net Interest Income
     The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $138.1 million, compared with a $137.9 million excess at December 31, 2008.
     Net interest income was $9.5 million for the three months ended June 30, 2009, compared with $2.0 million for the same period in 2008. The net interest income is useful in determining the net interest margin and the net interest spread. The net interest margin is the net interest income for the reporting period divided by average earning assets for the same period. For the three months ended June 30, 2009, the net interest margin was 3.30%. The net interest spread is the difference between the yield on average earning assets and cost of funds associated with interest-bearing liabilities. For the three months ended June 30, 2009, the net interest spread was 3.02%. For the six months ended June 30, 2009, net interest income was $18.5 million, and equated to a net interest margin of 3.29%, and net interest spread was 2.99%.
     Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
	(Dollars in thousands)
ASSETS:

Loans, including fees	$548,577	$9,631	7.02%	$541,184	$18,047	6.67%
FDIC covered loans	261,205	3,016	4.62%	232,513	6,286	5.41%
Interest bearing bank balances	19,741	81	1.64%	34,122	202	1.18%
Federal funds sold	24,142	12	0.20%	20,041	26	0.26%
Investments (taxable)	262,007	2,607	3.98%	264,566	5,499	4.16%
Investments (tax exempt)	83,505	1,242	5.95%	80,232	2,389	5.96%

Total earning assets	1,199,177	16,589	5.53%	1,172,658	32,449	5.53%

Allowance for loan losses	(11,009)			(9,280)
Non-earning assets	137,175			133,414

Total assets	$1,325,343			$1,296,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$203,965	$485	0.95%	$191,231	$1,175	1.23%
Savings	57,364	114	0.79%	53,252	274	1.03%
Time deposits	763,276	5,700	2.99%	744,007	10,968	2.95%

Total deposits	1,024,605	6,299	2.46%	988,490	12,417	2.51%

FHLB and other borrowings	41,913	390	3.72%	47,437	737	3.11%

Total interest-bearing liabilities	1,066,518	6,689	2.51%	1,035,927	13,154	2.54%

Non-interest bearing deposits	61,421			61,301
Other liabilities	31,056			31,253

Total liabilities	1,158,995			1,128,481

Stockholders’ equity	166,348			168,311

Total liabilities and stockholders’ equity	$1,325,343			$1,296,792

Net interest earnings		$9,900			$19,295

Interest rate spread			3.02%			2.99%

Net interest margin			3.30%			3.29%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

     A net interest margin analysis is not provided for the three and six months ended June 30, 2008, since there were no banking operations for the Company for the first five months of 2008.
  Provision for Credit Losses
     For the three months ended June 30, 2009, the Company’s provision for loan losses was $540,000. For the six months ended June 30, 2009, provisions were $6.0 million. For each of the three and six month periods ended June 30, 2008, provisions were $234,000.
     Significant provisions were made to the loan loss reserve during the six months ended June 30, 2009, as economic conditions continued to show signs of deterioration. The provisions during this period are attributable to downgraded credits and further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system. Provisions are primarily related to the loans originated with the Virginia operations. While the Maryland loan portfolio contains significant risk, it was considered in determining the initial fair value adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. Net-charge off activity has increased during recent quarters, a trend that is expected to continue until economic conditions begin to subside. Please refer to the Asset Quality portion of this section for further analysis.
  Noninterest Income
     For the three months ended June 30, 2009, noninterest income was $1.3 million, compared with $299,000 in the same period of 2008. The large increase over the comparable periods was due the fact that there were no banking operations for the Company for the first five months of 2008. Service charges on deposit accounts aggregated $618,000, while other noninterest income was $374,000. The Company recorded net gains on securities sold of $341,000.
     For the six months ended June 30, 2009, noninterest income was $2.2 million, excluding the first quarter gain on the SFSB transaction of $21.3 million, compared with $299,000 during the same period of 2008. Service charges on deposit accounts aggregated $1.2 million, and other noninterest income was $669,000. As previously mentioned, the Company recorded a one-time gain related to the negative bid for certain assets acquired and liabilities assumed from the SFSB transaction.
  Noninterest Expenses
     For the three month period ended June 30, 2009, noninterest expenses were $34.8 million. A goodwill impairment charge of $24.0 million diminished efforts to generate quarterly earnings, and was the single largest component of noninterest expenses. Salaries and employee benefits were $5.0 million. This was the first quarter where all of SFSB’s operations and personnel costs were incurred for a complete three month reporting period. Excluding the goodwill impairment charge, salaries and benefits represented 46.69% of noninterest expenses. During the second quarter of 2009, we added seven full-time equivalent employees. Other overhead costs included other operating expenses of $1.9 million, amortization of intangibles of $654,000, occupancy expenses of $554,000, equipment expense of $419,000, data processing fees of $732,000, legal fees of $305,000, and other professional fees of $456,000. FDIC assessments for the quarter equaled $744,000, which included a special assessment of $583,000 in their effort to restore the bank insurance fund to a safer level.
     For the six month period ended June 30, 2009, noninterest expenses were $44.2 million, inclusive of the goodwill impairment charge. Salaries and employee benefits were $9.5 million and represented 46.90% of overhead exclusive of the goodwill impairment charge. Members of senior management were hired during the first and second quarters, and the full effect of the salaries associated with those individuals will in occur in future periods. Other overhead costs included other operating expenses of $3.6 million, amortization of intangibles of $1.1 million, occupancy expenses of $1.1 million, equipment expense of $762,000, data processing fees of $1.5 million, professional fees of $1.2 million, and legal fees of $555,000.
  Income Taxes
     An income tax benefit of $410,000 was recorded for the three months ended June 30, 2009, and there was an income tax expense of $4.9 million for the six months ended June 30, 2009. Income tax expenses were $84,000 and $158,000 for the same respective periods in 2008. This substantial difference is directly attributable to the goodwill impairment charge recorded during the second quarter of 2009, and the Company’s inability to use it as a tax deduction, despite the substantial reduction in earnings.

  Asset Quality
     The Company’s asset quality is continually monitored and management believes the allowance for loan losses is adequate. The allowance for loan losses represents management’s estimate of the amount adequate to provide for potential losses inherent in the loan portfolio. The Company’s management has established an allowance for loan losses that it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.
     The Company maintains a list of loans that have potential weaknesses that may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At June 30, 2009, nonperforming assets, excluding FDIC covered assets, totaled $25.9 million, versus $5.2 million at December 31, 2008. The large increase in nonperforming loans during the second quarter was due primarily to two borrowers totaling $11.0 million being placed in nonaccrual status. Previously, these two borrowers were on management’s watch list and considered in prior loan loss reserve adequacy calculations. Excluding FDIC loans, net charge-offs were $346,000 and $794,000 for the three and six months ended June 30, 2009, respectively.
     At June 30, 2009, nonaccrual loans, excluding FDIC covered assets, were $24.5 million or 4.44% of total loans. Total nonaccrual loans at the Bank’s Maryland operations aggregated $64.4 million or 72.46% of the total nonaccrual loans for the Bank. Excluding loans at the Maryland operations, loans past due 90 days or more and accruing interest were $514,000. Loans past due 90 days or more on the Maryland portfolio were $714,000. Other real estate owned (OREO) equaled $864,000, excluding OREO in the Maryland operations of $21.5 million.
     Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates indicate a weakened economic condition. While the Company incurred appropriate provisions for loan losses and thus an adequate level of allowance for loan losses, there has been continued deterioration in the quality of the loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.
     The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)	June 30, 2009	December 31, 2008

Nonaccrual loans	$24,482	$4,534
Loans past due over 90 days	514	397
Other real estate owned	864	223

Total nonperforming assets	$25,860	$5,154

Balances
Allowance for loan losses	$12,185	$6,939
Average loans during quarter, net of unearned income	$548,577	$511,042
Loans, net of unearned income	$551,799	$523,298

Ratios
Allowance for loan losses to loans	2.21%	1.33%
Allowance for loan losses to nonperforming assets	47.12%	134.63%
Nonperforming assets to loans and other real estate	4.68%	0.98%
Net charge-offs for quarter to average loans, annualized	0.25%	0.32%
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
     The following table delineates the volume of covered assets that were nonperforming at June 30, 2009, related to the acquisition of SFSB in Maryland, which are FDIC covered assets under the shared-loss agreements:

	(Dollars in thousands)	% of Total
Nonaccrual loans	$64,419	72.46%
Loans past due over 90 days	714	58.14%
Other real estate owned	21,525	96.14%

Total nonperforming assets	$86,658	77.02%

See Note 10 to the unaudited consolidated financial statements for information related to the allowance for loan losses. At June 30, 2009, total impaired loans equaled $90.4 million, excluding FDIC covered assets.
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
     At June 30, 2009, the Company’s ratio of total capital to risk-weighted assets was 17.61%. The ratio of Tier 1 Capital to risk-weighted assets was 16.48%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 9.08%. All three ratios exceed capital adequacy guidelines outlined by its regulator, and the Company is considered “well-capitalized”. At December 31, 2008, the Company’s ratio of total capital to risk-weighted assets was 20.00%. The ratio of Tier 1 Capital to risk-weighted assets was 18.92%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54%. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option, was issued at a rate of three month LIBOR plus 3.00% and was priced at 4.22% in the second quarter of 2009.
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
     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of interest rate risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.
     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. ALCO uses the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over various periods, it also employs additional tools to monitor potential longer-term interest rate risk.

     The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at June 30, 2009:

	Change In Net Interest Income
(dollers in thousands)%		$
Interest Rate Shock:
+200 basic points	2.37%	1,076
+100 basic points	1.00%	455
No change	0.00%	—
-100 basic points	-2.19%	(996)
-200 basic points	-2.83%	(1,286)
     At June 30, 2009, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could increase by 2.37%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 2.83%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.
     The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels such as yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment or replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances about the predictive nature of these assumptions, including how customer preferences or competitor influences might change.
     Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to, or in anticipation of, changes in interest rates.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     At the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management to allow timely decisions regarding required disclosures.
     Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The two issues that the Company has identified in making this conclusion at the end of the second quarter of 2009 are the view that the Company’s financial and accounting department has not efficiently documented and assessed accounting issues related to non-routine transactions, such as mergers and non-recurring items that the Company has had to evaluate since May 2008, and the view that the Company’s financial and accounting department is understaffed.

These views reflect additional, and broader, considerations that the Company has made to the conclusions that it made, and that it disclosed in prior filings, as of December 31, 2008 and March 31, 2009.
     Additional information with respect to these issues is included in the discussion below.
Internal Control over Financial Reporting
          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In the Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of the effectiveness of the Company’s internal control over financial reporting reported a material weakness regarding the accounting for non-routine transactions, as described below. While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company has concluded that this material weakness exists as of June 30, 2009. Specifically, the Company’s financial and accounting department has lacked sufficient resources and expertise to properly account for certain non-routine transactions, the Company’s policies and procedures have not provided for timely review of significant non-routine transactions and related accounting entries and the Company has not maintained sufficient documentation related to the application of GAAP to significant non-routine transactions.
          Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, management believed that it had identified errors related to the Company’s accounting for subsidiary costs that were applied in the Company’s mergers with TFC and BOE. The errors were believed to have been based on the failure of the Company to reconcile merger-related goodwill on a regular basis and errors in the calculation of certain elements of goodwill and resulted in the entry of an amount in excess of the actual accrued merger costs. This misstatement was believed to have resulted in an overstatement of goodwill and retained earnings at September 30, 2008. It was also believed to have resulted in an understatement of salaries and employee benefits expense and an overstatement of net income, each by $375,000, for the three and nine months ended September 30, 2008.
     During the evaluation of these accounting errors, the Company’s chief executive officer and chief financial officer concluded that the errors were the result of a material weakness in the Company’s internal control over financial reporting with respect to the accounting for non-routine transactions, as described above. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
     Following additional analysis and discussion, the Company’s chief executive officer and chief financial officer have now concluded that there were no errors related to the Company’s accounting for subsidiary costs that were applied in the Company’s mergers with TFC and BOE. Due to the lack of such errors and the corresponding conclusion that there were no overstatements or understatements in the relevant financial statements, the Company will not restate the financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
     Despite this revised conclusion, however, the Company believes that a material weakness regarding the accounting for non-routine transactions remains as of June 30, 2009. An example of the existence of such a material weakness includes the uncertainty in the resolution of the accounting errors described above. The Company’s management had concluded as of December 31, 2008 that the errors were related to the accrual of certain costs related to the goodwill acquired through the Company’s mergers with TFC and BOE. Following additional review, management then concluded as of March 31, 2009 that the errors related to accounting adjustments for subsidiary costs that were applied in the Company’s two mergers. Management has now concluded that no errors exist. The Company also notes that it had to correct publicly its preliminary earnings release for the second quarter of 2009 to make certain adjustments relating to the tax effect of its goodwill impairment charge. This correction did not affect any of the Company’s periodic filings.
     Furthermore, while it has not identified any specific issues that could result in a restatement of past financial statements, the Company acknowledges that its financial and accounting documentation for non-routine transactions is less than satisfactory for the criteria required for the framework for effective internal control over financial reporting.
     In addition, the Company’s financial and accounting department is currently understaffed for the responsibilities that it has had in recent fiscal quarters. While the Company has a chief financial officer and a chief accounting officer, the Company has not had a bank controller since April 2009. In addition, the Company’s financial and accounting department has had to evaluate numerous accounting issues in addition to the day-to-day fiscal operations of the Company and periodic filings with the SEC. For example, the Company acquired the operations of SFSB in January 2009, and the on-going consolidation of those operations and analysis of unprecedented accounting issues relating to shared-loss agreements with the FDIC have strained the resources presently available at the Company.
     In acknowledging the existence of a material weakness and the specific issues associated with it, the Company notes that it has not restated, and does not plan to restate, any past financial statements and that the Company’s financial and accounting department performs its responsibilities with respect to the completion of complete and accurate financial information in its periodic filings with the SEC.
Remediation Steps to Address Material Weakness
     As a result of the material weakness described above, the Company continues to take appropriate remediation steps. The Company continues to evaluate its financial accounting staff levels and expertise and is implementing appropriate oversight and review procedures. The Company engaged a public accounting firm to serve as its internal auditing firm beginning in April 2009. The Company created and hired a new chief internal auditor, who reports directly to the Company’s Audit Committee, in June 2009, and the Company expects to fill its bank controller position in the near future. The Company has also hired additional key members of management, including a chief administrative officer, a chief credit officer and a general counsel, during the first six months of 2009, and these individuals are actively assisting the Company in reviewing, assessing and implementing, as appropriate, numerous policies and procedures applicable to the Company and its operations. The Company believes that it is taking the necessary corrective actions to eliminate the material weakness.
     Except as may be described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
               There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors
               At August 10, 2009, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
               None.

Item 3.	Defaults upon Senior Securities
               None.

Item 4.	Submission of Matters to a Vote of Security Holders
               The Company’s annual meeting of stockholders was held on June 18, 2009. At the annual meeting, the stockholders of the Company took the following actions:
•	The stockholders elected each of P. Emerson Hughes, Jr., George M. Longest, Jr., John C. Watkins and Robin Traywick Williams as directors for a three-year term. The elections were approved by the following votes:

Directors	Votes For	Votes Withheld
P. Emerson Hughes, Jr.	15,929,246	434,292
George M. Longest, Jr.	15,922,823	440,715
John C. Watkins	15,839,809	523,729
Robin Traywick Williams	14,498,992	1,864,546
•	The stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 200,000,000. With respect to this action, there were 12,399,126 votes for, 3,834,998 votes against, and 129,414 abstentions.
•	The stockholders approved the following advisory (non-binding) proposal:
RESOLVED, that the stockholders approve the compensation of executive officers as disclosed in the proxy statement for the Company’s 2009 annual meeting pursuant to the rules of the Securities and Exchange Commission.
With respect to this action, there were 13,290,569 votes for, 1,515,838 votes against, and 1,557,131 abstentions.

•	The stockholders approved the Community Bankers Trust Corporation 2009 Stock Incentive Plan. With respect to this action, there were 12,228,729 votes for, 1,078,350 votes against, 467,902 abstentions and 2,588,557 broker non-votes.

•	The stockholders ratified of the appointment of Elliott Davis, LLC as the Company’s independent registered public accounting firm for the 2009 year. With respect to this action, there were 16,044,780 votes for, 77,068 votes against, and 241,690 abstentions.
               There were no other matters presented to the Company’s stockholders during the quarter ended June 30, 2009.

Item 5.	Other Information
               None

Item 6.	Exhibits

Exhibit No.	Description

10.1	Community Bankers Trust Corporation 2009 Stock Incentive Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION (Registrant)
/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer

Date: August 10, 2009

/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer

Date: August 10, 2009