Form 10-Q
period 2009-09-30
Community Bankers Trust Corp
filed 2009-11-16
CIK 1323648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 1, 2009, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION
TABLE OF CONTENTS
FORM 10-Q
September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(dollars in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
		(Restated)
Assets
Cash and due from banks	$13,464	$10,864
Interest bearing bank deposits	10,534	107,376
Federal funds sold	5,300	10,193

Total cash and cash equivalents	29,298	128,433

Securities available for sale, at fair value	171,184	193,992
Securities held to maturity, fair value of $124,865 and $94,965, respectively	121,023	94,865
Equity securities, restricted, at cost	8,355	3,612

Total securities	300,562	292,469

Loans held for resale	—	200

Loans covered by FDIC shared-loss agreement (Note 8)	245,077	—
Total loans excluding covered loans	569,452	523,298
Allowance for loan losses	(16,211)	(6,939)

Net loans	798,318	516,359

Bank premises and equipment	37,328	24,111
Bank owned life insurance	6,475	6,300
Core deposit intangibles, net	17,645	17,163
Goodwill (Note 5)	13,152	37,184
Other real estate owned	1,175	223
Other real estate owned , covered by FDIC shared-loss agreement(Note 8)	16,823	—
FDIC receivable for expenses incurred (Note 8)	3,560	—
Other assets	14,802	7,325

Total assets	$1,239,138	$1,029,767

Liabilities
Deposits:
Noninterest bearing	$64,338	$59,699
Interest bearing	963,191	746,649

Total deposits	1,027,529	806,348

Federal funds purchased	31	—
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	23,854	16,992

Total liabilities	$1,092,538	$865,364

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 17,680 shares issued and outstanding	17,680	17,680
Discount on preferred stock	(896)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized, $0.01 par value) 21,468,455 shares issued and outstanding	215	215
Retired warrants on common stock	(2,111)	—
Additional paid in capital	146,110	146,076
Retained (deficit) earnings	(17,552)	1,691
Accumulated other comprehensive income (loss)	2,117	(1,265)

Total stockholders’ equity	$146,600	$164,403

Total liabilities and stockholders’ equity	$1,239,138	$1,029,767

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(dollars and shares in thousands, except per share data)
(unaudited)

					BOE Predecessor	TFC Predecessor
	For the three months ended		For the nine months ended		For the five months ended	For the five months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	May 31, 2008	May 31, 2008
					(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on loans	$8,820	$8,497	$26,236	$11,201	$6,737	$6,849
Interest and fees on FDIC covered loans	3,741	—	10,658	—	—	—
Interest on federal funds sold	10	22	36	68	18	26
Interest on deposits in other banks	60	83	262	83	3	—
Interest and dividends on securities
Taxable	2,081	539	7,580	1,226	465	236
Nontaxable	896	333	2,473	443	555	—

Total interest income	15,608	9,474	47,245	13,021	7,778	7,111

Interest expense
Interest on deposits	6,026	2,908	18,443	3,935	3,265	3,295
Interest on federal funds purchased	2	101	6	114	21	23
Interest on other borrowed funds	338	277	1,071	357	458	—

Total interest expense	6,366	3,286	19,520	4,406	3,744	3,318

Net interest income	9,242	6,188	27,725	8,615	4,033	3,793

Provision for loan losses	5,231	1,100	11,271	1,334	200	1,348

Net interest income after provision for loan losses	4,011	5,088	16,454	7,281	3,833	2,445

Noninterest income
Service charges on deposit accounts	674	516	1,863	696	464	278
Gain on SFSB transaction	—	—	21,260	—	—	—
Gain on securities transactions, net	612	—	905	—	6	—
Loss on sale of other real estate	(187)	—	(166)	—	(92)	—
Other	175	238	844	357	480	142

Total noninterest income	1,274	754	24,706	1,053	858	420

Noninterest expense
Salaries and employee benefits	4,840	2,375	14,294	2,949	2,494	3,687
Occupancy expenses	752	346	1,886	458	216	318
Equipment expenses	436	292	1,198	400	286	228
Legal fees	217	151	772	266	306	106
Professional fees	184	133	1,340	133	258	1,029
FDIC assessment	436	60	1,310	76	11	64
Data processing fees	743	285	2,217	389	394	1,995
Amortization of intangibles	565	406	1,675	554	—	—
Impairment of goodwill	—	—	24,032	—	52	—
Other operating expenses	1,770	608	5,407	1,366	872	793

Total noninterest expense	9,943	4,656	54,131	6,591	4,889	8,220

(Loss) income before income taxes	(4,658)	1,186	(12,971)	1,743	(198)	(5,355)
Income tax (benefit) expense	(1,908)	234	2,964	392	151	(244)

Net (loss) income	$(2,750)	$952	$(15,935)	$1,351	$(349)	$(5,111)
Dividends accrued on preferred stock	223	—	661	—	—	—
Accretion of discount on preferred stock	46	—	135	—	—	—

Net (loss) income available to common stockholders	$(3,019)	$952	$(16,731)	$1,351	$(349)	$(5,111)

Net (loss) income per share — basic	$(0.14)	$0.04	$(0.78)	$0.09	$(0.29)	$(1.11)

Net (loss) income per share — diluted	$(0.14)	$0.04	$(0.78)	$0.08	$(0.29)	$(1.11)

Weighted average number of shares outstanding
basic	21,468	21,469	21,468	14,750	1,214	4,596
diluted	21,468	21,486	21,468	16,197	1,219	4,596
See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

			BOE Predecessor	TFC Predecessor
			For the five months	For the five
	For the nine months ended		ended	months ended
	September 30, 2009	September 30, 2008	May 31, 2008	May 31, 2008
			(Note 1)	(Note 1)
Operating activities:
Net (loss) income	$(15,935)	$1,351	$(349)	$(5,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and intangibles amortization	3,130	750	335	335
Provision for loan losses	11,271	1,334	200	1,348
Amortization of security premiums and accretion of discounts, net	1,411	54	36	1
Change in loans held for sale	200	721	(209)	—
Net gain on SFSB transaction	(21,260)	—	—	—
Impairment of goodwill	24,032	—	52	—
Stock-based compensation expense	—	—	—	179
Net gain on sale of securities	(905)	—	(6)	—
Net loss on sale of OREO	166	—	92	—
Net loss/(gain) on sale of loans	13	(15)	(90)	—
Loss on write down of LLC membership	—	—	88	—
Cash acquired in acquisitions	35,662	10,016	—	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	(636)	(3,108)	93	(76)
Increase/(decrease) in accrued expenses and other liabilities	439	(3,190)	828	2,854

Net cash provided by (used in) operating activities	37,588	7,913	1,070	(470)

Investing activities:
Proceeds from securities	145,148	65,131	2,320	12,605
Purchase of securities	(129,390)	(23,489)	(3,844)	(7,200)
Net increase in loans	(14,723)	(28,641)	(11,834)	(37,357)
Purchase of premises and equipment, net	(9,421)	(989)	(459)	(259)

Net cash (used in) provided by investing activities	(8,386)	12,012	(13,817)	(32,211)

Financing activities:
Net increase/(decrease) in noninterest bearing and interest bearing deposits	(85,816)	(5,693)	11,789	28,536
Net increase/(decrease) in federal funds purchased	31	(1,095)	1,965	5,218
Issuance of common stock	—	—	44	—
Cash paid to shareholders for converted shares	—	(10,843)	—	—
Cash paid to reduce FHLB borrowings	(37,900)	20,000	900	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(2,077)	(11)	—	—
Cash dividends paid	(2,575)	(861)	(267)	(1,152)

Net cash (used in) provided by financing activities	(128,337)	1,497	14,431	32,602

Net (decrease) increase in cash and cash equivalents	(99,135)	21,422	1,684	(79)

Cash and cash equivalents:
Beginning of the period	128,433	162	4,100	4,311

End of the period	$29,298	$21,584	$5,784	$4,232

Supplemental disclosures of cash flow information:
Interest paid	$20,686	$4,689	$3,902	$3,195
Income taxes paid	296	—	293	—
Transfers of OREO property	952	224
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	278,507	471,864
Other real estate owned	17,820	—
Securities	7,416	71,123
Fixed assets, net	37	—
Other assets	10,899	83,769
Deposits	306,997	491,462
Borrowings	37,525	32,359
Other liabilities	1,756	8,861
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
     The consolidated statements presented include accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company at each of September 30, 2009 and December 31, 2008. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal accruals) were made that are necessary to present fairly the financial position of the Company at September 30, 2009, and the results of its operations and its cash flows for the three and nine months ended September 30, 2009 and 2008.
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
Predecessors
     From its inception until consummation of the acquisitions of TFC and BOE on May 31, 2008, the Company was a special purpose acquisition company, as described above, and had no substantial operations. Accordingly, since the Company’s operating activities prior to the acquisitions were insignificant relative to those of TFC and BOE, management believes that both TFC and BOE are the Company’s predecessors. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of each of TFC and BOE, the historical level of operations of each of TFC and BOE, the purchase price paid for each of TFC and BOE and the fact that the consolidated Company’s operations, revenues and expenses after the acquisitions are most similar in all respects to those of BOE’s and TFC’s historical periods. Accordingly, the historical statements of operations for the five months ended May 31, 2008 and statements of cash flows of each of TFC and BOE for the five months ended May 31, 2008 have been presented.
     The Company is in the process of amending its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for each of the periods ended March 31, 2009 and June 30, 2009 to include the financial statements of its predecessors.

2. ACCOUNTING POLICIES
     The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     Certain reclassifications have been made to prior period balances to conform to the current period presentation.
     The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change. In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of November 16, 2009 for potential recognition or disclosure.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The adoption of FASB ASC had no impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) (ASC 820 Fair Value Measurements and Disclosures). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company adopted the provisions of SFAS 141(R) with respect to the SFSB acquisition.
     In April 2009, the FASB issued FASB Staff Position (FSP) on Statement No. 141(R)-1 (FSP FAS 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141(R) with respect to the SFSB acquisition.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments — Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.
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
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods ending after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.
     In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.
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
     Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits. The Bank bid a negative $45 million for the assets acquired and liabilities assumed. The Bank acquired approximately $348 million in loans and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank has entered into shared-loss agreements with the FDIC with respect to certain covered assets acquired. All deposits have been fully assumed, and all deposits maintain their current insurance coverage. As a result of the acquisition of SFSB’s operations, the Company recorded a one-time pre-tax gain of $21.3 million in the first quarter of 2009.
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
     The Company determined the value of the intangible assets and the fair value of assets acquired and liabilities assumed that are used to calculate negative goodwill in the transaction. The values determined for the assets acquired and liabilities assumed may be amended within 12 months of the transaction if management has reason to believe that there has been a material change in the initial values recorded. See Note 8 for additional information related to certain assets covered under the FDIC shared-loss agreements.
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

     The first step in identifying potential impairment involves comparing the current fair value of such goodwill to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This step requires a comparison of the Company’s book value to the fair value of its assets, liabilities, and intangibles. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Management retained a business valuation expert to assist in determining the level and extent to which goodwill was impaired. The Company determined that goodwill was impaired as of May 31, 2009, and a $24.0 million impairment charge was recorded during the second quarter of 2009. Because the acquisitions were considered tax-free exchanges, the goodwill impairment charge cannot be deducted for tax purposes, and as such, an income tax benefit cannot be recorded. Due to this tax treatment, the goodwill impairment charge will be reflected as a permanent difference in the deferred tax calculation. Goodwill will be next assessed for potential impairment as of December 31, 2009.
     Also, upon further evaluation of the original amount recorded for goodwill associated with the mergers with each of TFC and BOE, adjustments of $2.9 million were made to goodwill as of December 31, 2008, which is reflected as a restated amount in the consolidated statement of financial condition and consolidated statement of changes in stockholders’ equity of the consolidated financial statements in this report. The restated amount was primarily related to properly reflecting the fair value of the options acquired by the Company at the time of its mergers versus the face value of the options, which was originally recorded. This adjustment to goodwill has no effect on the Company’s 2008 or 2009 net income.
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
     Goodwill and core deposit intangible assets are presented in the following table:

	Gross	Accumulated		Net Carrying
	Value	Amortization	Impairment	Value
		(dollars in thousands)
December 31, 2008
Goodwill (restated)	$37,184	—	—	$37,184
Core deposit intangibles	$18,132	$969	—	$17,163

September 30, 2009
Goodwill	$37,184	—	$24,032	$13,152
Core deposit intangibles	$20,290	$2,645	—	$17,645
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
Fair Value Hierarchy
     Under FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
Investment Securities Available-for-Sale
     Investment securities available-for-sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company only utilizes third party vendors to provide fair value data for purposes of recording amounts related to the fair value measurements of its securities available for sale portfolio. An AICPA Statement on Auditing Standard Number 70 (SAS 70) report is obtained from the third party vendor on an annual basis. The third party vendor also utilizes a reputable pricing company for security market data. The third party vendor has controls and edits in place for month-to month market checks and zero pricing. The Company makes no adjustments to the pricing service data received for its securities available for sale.
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
Loans held for sale
     Loans held for sale are recorded at the lower of cost or fair value each reporting period, and are comprised of residential mortgages. These loans are held for a short period of time with the intention of being sold on the secondary market. Therefore, the fair value is determined on rates currently offered using observable market information, which does not deviate materially from the cost value. If there are any adjustments to record the loan at the lower of cost of market value, it would be reflected in the consolidated statements of income. There were no loans held for sale at September 30, 2009.
Loans
     Except for loans that the Company acquired in the SFSB transaction, the Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 20, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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
Goodwill
     See Note 5 for a description of valuation methodologies for goodwill.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Investment securities available-for-sale:

U.S. Treasury issue and US. government agencies	$16,103	$—	$16,103	$—
State, county, and municipal	$94,034	$—	$94,034	$—
Corporates and other bonds	$2,834	$—	$2,834	$—
Mortgage backed securities	$56,857	$—	$56,857	$—
Financial stocks	$1,356	$1,356	$—	$—

Total securities available-for-sale	$171,184	$1,356	$169,828	$—
Loans held for sale	$—	$—	$—	$—
Total assets at fair value	$171,184	$1,356	$169,828	$—

Total liabilities at fair value	$—	$—	$—	$—

     The Company had no Level 3 assets measured at fair value on a recurring basis at September 30, 2009.
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

	September 30, 2009
	Total	Level 1	Level 2	Level 3
		(dollars in thousands)
Loans — impaired loans	$123,460	$—	$114,685	$8,775
Other real estate owned (OREO)	$1,175	$—	$1,175	$—
Goodwill	$13,152	$—	$—	$13,152

Total assets at fair value	$137,787	$—	$115,860	$21,927

Total liabilities at fair value	$—	$—	$—	$—

     The Company had no Level 1 assets measured at fair value on a nonrecurring basis at September 30, 2009.
     ASC 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The fair values and carrying values are as follows:

	September 30, 2009
	Carrying	Fair
(dollars in thousands)	Value	Value
Financial assets:
Cash and cash equivalents	$29,298	$29,315
Securities available for sale	171,184	171,184
Securities held to maturity	121,023	124,883
Equity securities	8,355	8,355
Loans held for sale	—	—
Net loans excluding covered loans	553,241	546,242
FDIC loss share covered assets	265,460	265,460
Accrued interest receivable	5,401	5,401
Goodwill	13,152	13,152

Financial liabilities:
Deposits	1,027,529	1,033,024
Borrowings	41,155	46,035
7. SECURITIES
     Amortized costs and fair values of securities available for sale at September 30, 2009 were as follows:

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury issue and other U.S. Government agencies	$15,589	$514	$—	$16,103
State, county and municipal	90,976	3,275	(217)	94,034
Corporates and other bonds	2,761	73	—	2,834
Mortgage backed securities	55,392	1,469	(4)	56,857
Other securities	1,293	165	(102)	1,356

Total securities available for sale	$166,011	$5,496	$(323)	$171,184

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
State, county and municipal	$2,075	$(193)	$2,204	$(24)	$4,279	$(217)
Mortgage backed securities	710	(4)	—	—	710	(4)
Other securities	1,092	(96)	12	(6)	1,104	(102)

Total securities available for sale	$3,877	$(293)	$2,216	$(30)	$6,093	$(323)

     At September 30, 2009, there were $2.2 million of securities available for sale that were in a continuous loss position for more than twelve months with unrealized losses of $30,000 and consisted primarily of municipal obligations. Management continually monitors the fair value and credit quality of the Company’s investment portfolio. Furthermore, a third party vendor prepares a report for other than temporarily impaired evaluations. Management reviews this report monthly, and there were no investments considered other than temporarily impaired at September 30, 2009.
     Amortized costs and fair values of securities held to maturity at September 30, 2009 were as follows:

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury issue and other U.S. Government agencies	$748	$—	$(1)	$747
State, county and municipal	13,104	859	—	13,963
Corporates and other bonds	1,030	26	—	1,056
Mortgage backed securities	106,141	3,078	(102)	109,117

Total securities held to maturity	$121,023	$3,963	$(103)	$124,883

     The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Treasury issue and other U.S. Government agencies	$748	$(1)	$—	$—	$748	$(1)
Mortgage backed securities	10,501	(102)	—	—	10,501	(102)

Total securities held to maturity	$11,249	$(103)	$—	$—	$11,249	$(103)

     Management continually monitors the fair value and credit quality of the Company’s investment portfolio. At September 30, 2009, all impairments are considered temporary; there are no other than temporary impairments. The Company does not intend to sell the securities. It is not likely that the Company will be required to sell the security before recovery of its amortized cost. The Company expects to fully recover its amortized cost basis even if it does not intend to sell the impaired securities. At this time, the Company considers all impairments to be temporary since the unrealized losses are related to market risk and not credit risk. Issuers of the securities both held to maturity and available for sale are of suitable credit quality, and all of the securities are of investment grade.
     The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.6 million at September 30, 2009. FHLB stock is restricted since it is not actively traded on an exchange, and is owned solely by the FHLB and its member institutions. The Company records FHLB stock on a cost basis. When evaluating FHLB stock for impairment, its value is based on recovery of the par value rather than by recognizing temporary decline in value. While the FHLB temporarily suspended dividend payments on its stock and repurchases of excess capital stock during 2009, it declared an annualized dividend rate of 0.41% for the third quarter of 2009, which is scheduled for payment in November 2009.
8. FDIC RELATED ASSETS
     Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loan assets, on the first $118 million of such covered loans, and for 95% of losses on covered loans thereafter. Under the shared-loss agreements, a “loss” on a covered loan is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered asset. As described below, the reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the 10th anniversary of the closing of the transaction occurs, and the reimbursements for losses on other loans are to be made quarterly until the end of the quarter in which the fifth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.
     Codification Subtopic 310-30 (originally issued as the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer), was adopted for loan acquisitions, and applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. In our acquisition of SFSB, the preliminary fair value of SOP 03-3 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral. The fair value of non SOP 03-3 loans was determined based on preliminary estimates of default probabilities. The Company determined which purchased loans were impaired at the time of the acquisition, and will consider those loans for SOP 03-3 application. Those loans that were not considered impaired at the time of acquisition will not be considered for SOP 03-3. Since there are FDIC shared-loss agreements, the Bank recorded an FDIC receivable to the extent amounts will be reimbursed for losses incurred, and is included in the amount reported as “Loans covered by FDIC shared-loss agreements”. The carrying amount of FDIC covered assets at September 30, 2009, were as follows:

		Non SOP 03-3
	SOP 03-3 Loans	Loans	Other	Total

Commercial related loans	$12,716	$10,496		$23,212
Mortgage and other loans	10,421	129,559		139,980
Foreclosed real estate			$16,823	16,823
FDIC receivable for covered assets			81,885	81,885
Estimated loss reimbursement from FDIC for expenses incurred			3,560	3,560

Total FDIC covered assets	$23,137	$140,055	$102,268	$265,460

     As of the acquisition date, the preliminary estimates of the contractually required payments receivable for all SOP 03-3 loans acquired in the SFSB acquisition were $84.7 million, the cash flows expected to be collected were $32.9 million including interest, and the estimated fair value of the loans were approximately $26.0 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments. At September 30, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral. Interest income, through accretion of the difference between the carrying amount of the SOP 03-3 loans and the expected cash flows, is expected to be recognized on the remaining loans. There was no allowance for credit losses related to these SOP 03-3 loans at September 30, 2009. Certain amounts related to the SOP 03-3 loans and related indemnification amounts are preliminary estimates. The Company expects to finalize its analysis of these assets within 12 months of the acquisition date and, therefore, adjustments to the estimated amounts are likely.
     See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Covered Assets under the FDIC Shared-Loss Agreements” for a discussion of management’s analysis and judgments in presenting the information above.
9. LOANS
     The Company’s loan portfolio, segregated by loans covered by the FDIC shared-loss agreement (Covered Loans) and loans not covered by this agreement (Non-covered Loans), at September 30, 2009 and December 31, 2008, was comprised of the following:

	September 30, 2009						December 31, 2008
	Non-covered loans		Covered Loans		Total Loans		Total Loans

Open End 1-4 Family Loans	$20,075	3.52%	$26,359	9.92%	$46,434	5.56%	$30,323	5.80%
1-4 Family First Liens	108,380	19.03%	166,080	62.53%	274,460	32.86%	99,284	18.98%

Total residential 1-4 family	128,455	22.55%	192,439	72.45%	320,894	38.42%	129,607	24.78%

Owner occupied nonfarm nonresidential	43,423	7.62%	38,387	14.45%	81,810	9.80%	63,218	12.09%
Non owner occupied nonfarm nonresidential	111,768	19.62%	4,261	1.60%	116,029	13.89%	93,872	17.95%

Total commercial	155,191	27.24%	42,648	16.05%	197,839	23.69%	157,090	30.04%

1-4 Family Construction	50,842	8.93%	—	0.00%	50,842	6.09%	36,277	6.93%
Other construction and land development	131,902	23.16%	13,115	4.94%	145,017	17.36%	103,238	19.74%

Total construction	182,744	32.09%	13,115	4.94%	195,859	23.45%	139,515	26.67%

Second mortgages	14,051	2.47%	16,779	6.32%	30,830	3.69%	15,599	2.98%
Multifamily	10,757	1.89%	—	0.00%	10,757	1.29%	9,370	1.79%
Agriculture	3,907	0.69%	180	0.07%	4,087	0.49%	5,143	0.98%

Total real estate loans	495,105	86.93%	265,161	99.83%	760,266	91.03%	456,324	87.24%

Agriculture loans	1,407	0.25%	—	0.00%	1,407	0.17%	988	0.19%
Commercial and industrial loans	45,348	7.96%	—	0.00%	45,348	5.43%	44,332	8.47%

Total commercial loans	46,755	8.21%	—	0.00%	46,755	5.60%	45,320	8.66%

Total revolving credit and other consumer	15,977	2.81%	364	0.14%	16,341	1.96%	14,457	2.76%

All other loans	11,700	2.05%	95	0.03%	11,795	1.41%	7,005	1.34%

Gross loans	569,537	100.00%	265,620	100.00%	835,157	100.00%	523,106	100.00%
Unearned income on loans	(745)		(72)		(817)		(780)
Merger related fair value adjustment	660		(20,471)		(19,811)		972
Total non-covered loans	$569,452		$245,077		$814,529		$523,298

     The following is a summary of information for impaired and nonaccrual loans at September 30, 2009, excluding FDIC covered assets (dollars in thousands):

Amount
Impaired loans without a valuation allowance	$96,684
Impaired loans with a valuation allowance	26,776

Total impaired loans	$123,460

Valuation allowance related to impaired loans	$9,454
Total nonaccrual loans	$20,572
Total loans 90 days or more past due and still accruing	$1,462
Average investment in impaired loans during the nine months ending September 30, 2009	$100,984

Interest income recognized on impaired loans	$919

Interest income recognized on a cash basis on impaired loans	$919

10. ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses, for the three and nine months ended September 30, 2009 and the period ended September 30, 2008 was comprised of the following:

	Three Months Ended	Nine Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2009	September 30, 2009	September 30, 2008
Beginning balance	$12,185	$6,939	$4,993
Provision for loan losses	5,231	11,271	1,334
Recoveries of loans charged off	224	306	36
Loans charged off	(1,429)	(2,305)	(128)

Balance at end of period	$16,211	$16,211	$6,235

     For information reported for September 30, 2008, the figures presented are solely for the months of June 2008 through September 2008, as the Company did not have banking operations prior to its merger with each of TFC and BOE at May 31, 2008 and, as such, did not have an allowance for loan losses.
     At September 30, 2009, total impaired loans equaled $123.5 million, excluding FDIC covered assets. As required by the fair value accounting rules for the SFSB transaction in the first quarter of 2009, no allowance for loan losses was recorded on loans acquired since the loans were recorded at fair value and adjusted for expected credit losses, less amounts to be reimbursed by the FDIC. For additional information regarding the accounting entries, see the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on April 17, 2009, under Note 2 — Description of the Pro Forma Purchase Accounting Adjustments.
     Significant provisions were made to the loan loss reserve during the nine months ended September 30, 2009, as economic conditions deteriorated. In addition, net-charge off activity increased as certain loans were deemed uncollectible.
     The following table presents charge-offs and recoveries by loan category for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
			Net			Net
(dollars in thousands)	Charge-offs	Recoveries	Charge-offs	Charge-offs	Recoveries	Charge-offs

Open End 1-4 Family Loans	$—	$—	$—	$168	$—	$168
1-4 Family First Liens	—	—	—	108	—	108

Total residential 1-4 family	—	—	—	276	—	276

Owner occupied nonfarm nonresidential	814	—	814	814	—	814
Non owner occupied nonfarm nonresidential	—	—	—	—	—	—

Total commercial	814	—	814	814	—	814

1-4 Family Construction	—	183	(183)	61	199	(138)
Other construction and land development	583	—	583	591	—	591

Total construction	583	183	400	652	199	453

Second mortgages	—	—	—	34	—	34
Multifamily	—	—	—	—	—	—
Agriculture	—	—	—	13	—	13

Total real estate loans	1,397	183	1,214	1,789	199	1,590

Agriculture loans	—	—	—	—	—	—
Commercial and industrial loans	—	17	(17)	318	20	298

Total commercial loans	—	17	(17)	318	20	298

Total revolving credit and other consumer	4	11	(7)	170	74	96

All other loans	28	13	15	28	13	15

Total non-covered loans	$1,429	$224	$1,205	$2,305	$306	$1,999

11. DEPOSITS
     The following table provides interest-bearing deposit information by category for the dates indicated:

Balance by deposit type	September 30, 2009	December 31, 2008
	(dollars in thousands)
NOW	$88,045	$76,575
MMDA	110,353	55,200
Savings	58,495	34,688
Time deposits less than $100,000	450,273	303,424
Time deposits greater than $100,000	256,025	276,762

Total interest-bearing deposits	$963,191	$746,649

12. (LOSS) EARNINGS PER SHARE
     Basic (loss) earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive potential common shares outstanding attributable to stock instruments.

		Weighted
	(Loss)/	Average
	Income	Shares	Per Share
(dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount
For the Three Months ended September 30, 2009
Basic EPS	$(3,019)	21,468	$(0.14)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(3,019)	21,468	$(0.14)

For the Three Months ended September 30, 2008
Basic EPS	$952	21,469	$0.04
Effect of dilutive stock awards and options		17	—

Diluted EPS	$952	21,486	$0.04

For the Nine Months ended September 30, 2009
Basic EPS	$(16,731)	21,468	$(0.78)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(16,731)	21,468	$(0.78)

For the Nine Months ended September 30, 2008
Basic EPS	$1,351	14,750	$0.09
Effect of dilutive stock awards and options		1,447	(0.01)

Diluted EPS	$1,351	16,197	$0.08

     There were 5,973,870 shares in the Company available through options and warrants that were considered anti-dilutive at September 30, 2009.
13. DEFINED BENEFIT PLAN
     The Company adopted the Bank noncontributory, defined benefit pension plan for all full-time, pre-merger Bank employees over 21 years of age at May 31, 2008. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.
Components of Net Periodic Benefit Cost:

Nine Months Ended
September 30, 2009
(In thousands)
Service cost	$276
Interest cost	243
Expected return on plan assets	(159)
Amortization of prior service cost	3
Amortization of net obligation at transition	(3)
Amortization of net loss	66

Net periodic benefit cost	$426

     At September 30, 2009, employer contributions totaled $264,000 for the plan year. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401(k)). The plan was frozen to new entrants prior to BOE’s merger with the Company.
14. SUBSEQUENT EVENTS
     On October 29, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share with respect to the Company’s outstanding common stock. The dividend will be payable on November 20, 2009, to stockholders of record at the close of business on November 13, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the financial condition at September 30, 2009 and results of operations of the Company for the three and nine months ended September 30, 2009 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank, a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia.
     The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Fourteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market. The Bank also operates two loan production offices, one in Fairfax, Virginia, and one in Cumming, Georgia.
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
     These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:
•	general economic and market conditions, either nationally or locally;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the quality or composition of the Company’s loan or investment portfolios;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the timing of future reimbursements from the FDIC to the Company under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	the integration of banking and other internal operations, and associated costs

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.
     These factors and additional risks and uncertainties are described in the “Risk Factors” discussion in Part II, Item 1A, of this report.
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
     The Company utilizes an internal risk rating system for its loans. Those larger credits that exhibit probable or well defined credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Company, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as defined by SFAS 114, Accounting by Creditors for Impairment of a Loan. Collectability of both principal and interest when assessing the need for loss provision is considered. Historical loss rates are applied to other loans not subject to specific allocations. The loss rates are determined from historical net charge offs experienced by the Bank.
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
Goodwill and Other Intangible Assets
     The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. As a result of the mergers with each of TFC and BOE at May 31, 2008, goodwill was initially recorded for $39.5 million. Subsequently, adjustments were recorded to properly reflect goodwill on the financial statements. The Company assessed goodwill for impairment as of the one year anniversary date of the mergers, at May 31, 2009.
     The initial step in identifying potential impairment involves comparing the current fair value of such goodwill to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This requires a comparison of the Company’s book value to the fair value of its assets, liabilities, and intangibles. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The Company determined that goodwill was impaired as of May 31, 2009, and a $24.0 million impairment charge was recorded during the second quarter of 2009. The goodwill impairment charge was due to an overall decline in general economic conditions, rapid change in the market valuations of financial institutions and the discount that shares of the Company’s common stock have traded to their tangible book value for an extended period of time.
     Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $565,000 and $1.7 million for the three and six months ended September 30, 2009, respectively. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers. As a result of the TCB and SFSB transactions, core deposit intangibles were recorded of $3.2 million and $2.2 million, respectively. Also related to the SFSB transaction during the first quarter of 2009 was negative goodwill of $21.3 million ($12.9 million, net of taxes), which was recorded as a one-time gain within the income statement.

Covered Assets under the FDIC Shared-Loss Agreements
     The Company acquired certain assets, including loans and other real estate subject to the FDIC shared-loss agreements, in the SFSB transaction. The Company accounted for this transaction in accordance with FASB ASC 805, which requires the Company to record the assets acquired and liabilities assumed at their acquisition date fair values. In addition, impaired loans that were acquired are accounted for under FASB ASC 310-30 (SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”)
     In determining the fair value of the impaired loans at the acquisition date, the Company engaged a third party to perform a full credit review of the loans acquired to assess the creditworthiness of each borrowing, and to determine which loans were impaired. In addition, the Company engaged another third party to determine the fair value of the assets acquired in order to establish the Company’s investment in the assets. In determining the fair value, the Company made assumptions regarding the risk characteristics of the borrowers associated with such assets, including default probabilities, interest rates, expected cash flows, and any underlying collateral.
     In order to be able to present the appropriate accounting presentation under FASB ASC 805 and FASB ASC 310-30, the Company must review the details of each loan individually, and not on a pooled basis. Due to the volume of data that is necessary for the Company to evaluate for this purpose, the Company has recorded provisional amounts for the covered loans and related FDIC receivable for the period ended September 30, 2009. As a result, material adjustments to the provisional amounts may be necessary once the Company completes its evaluation. In addition, due to the existence of the FDIC shared-loss agreements, the Company is in the process, after application of data on a per loan basis, of identifying the value of the FDIC receivable asset and will account for this asset separately from the loans covered by the shared-loss agreements.
     The Company expects that full application of the SFSB transaction under FASB ASC 805 and FASB ASC 310-30 will be applied with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company also expects that it may file amendments to this report and past quarterly reports in 2009 to reflect this revised accounting presentation. The Company cannot make any assurance that these adjustments will not materially change the financial condition and results of operations of the Company, as presented in such reports.
Financial Condition
     At September 30, 2009, the Company had total assets of $1.239 billion, an increase of $209.4 million or 20.33% from December 31, 2008. Total loans, excluding FDIC covered assets, equaled $569.5 million at September 30, 2009, increasing $46.2 million, or 8.82% from December 31, 2008. Securities totaled $300.6 million and increased $8.1 million, or 2.77% during the first nine months of 2009. The Company had federal funds sold of $5.3 million at September 30, 2009, versus $10.2 million at year-end 2008, a decrease of $4.9 million or 48.00%. The shift in the earning asset mix as evidenced above is the direct result of management’s intention of replacing relatively lower yielding overnight funds with higher yielding assets of loans and securities.
     The increase in the total asset size of the Company was primarily due to the SFSB transaction in Maryland. At September 30,2009, FDIC covered loans equaled $245.1 million, FDIC covered other real estate owned equaled $16.8 million, and the FDIC receivable equaled $3.6 million. Securities from SFSB were incorporated into the Company’s securities portfolio at fair value at the effective time of the transaction, and are not considered covered assets under the terms of the FDIC shared-loss agreements.
     The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the September 30, 2009 AFS portfolio was $171.2 million at September 30, 2009, and the net unrealized gain on the AFS portfolio was $3.4 million, net of taxes, and included as part of the Company’s accumulated other comprehensive income of $2.1 million. Since December 31, 2008, the AFS portfolio shifted from a net unrealized loss of $700,000 to a net unrealized gain of $5.2 million, exclusive of taxes over the first nine months of 2009. The Company deems the investment portfolio as a viable source of liquidity given the dollar volume of securities designated available for sale.
     Total deposits at September 30, 2009 were $1.028 billion, which increased $221.2 million or 27.43% from December 31, 2008. Deposit growth was attributed to the SFSB transaction, which was concentrated in certificates of deposit. At September 30, 2009, total deposits in our Maryland branches aggregated $279.3 million of which $208.8 million were time deposits. Interest-bearing deposits increased $216.5 million from December 31, 2008 to September 30, 2009. Noninterest-bearing deposits, in the form of demand deposit accounts, were $64.3 million at September 30, 2009, an increase of $4.6 million since December 31, 2008. The Company’s total loans-to-deposits ratio, excluding FDIC covered loans, was 55.42% at September 30, 2009 and 64.90% at December 31, 2008.
     Stockholders’ equity at September 30, 2009 was $146.6 million and represented 11.83% of total assets. Stockholders’ equity was $164.4 million, or 15.97% of total assets at December 31, 2008.

Results of Operations
Net Income
     For the three months ended September 30, 2009, net loss before dividends and accretion on preferred stock was $2.8 million, compared with net income of $952,000 for the same period in 2008. Net loss available to common stockholders was $3.0 million, which represented $0.14 per share on a fully diluted basis, versus net income available to common stockholders of $952,000, or $0.04 per share on a fully diluted basis for the same period in 2008. The loss incurred during the third quarter of 2009 was primarily the result of a $5.2 million provision for loan losses, compared to $1.1 million in provisions during the same period in 2008.
     For the nine months ended September 30, 2009, net loss before dividends and accretion on preferred stock was $15.9 million, compared with net income $1.4 million for the same period in 2008. Net loss available to common stockholders was $16.7 million, which represented $0.78 per share on a fully diluted basis, versus net income available to common stockholders of $1.4 million, or $0.08 per share on a fully diluted basis for the same period in 2008. Net loss for the nine months ended September 30, 2009, was driven by the goodwill impairment charge of $24.0 million and loan loss provisions of $11.3 million. While the $21.3 million gain recorded on the SFSB transaction in the first quarter partially offset these large expenses, the goodwill impairment charge does not reduce taxable income and permit an income tax benefit.
Net Interest Income
     The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $110.4 million, compared with a $137.9 million excess at December 31, 2008.
     Net interest income was $9.2 million for the three months ended September 30, 2009, compared with $6.2 million for the same period in 2008. For the three months ended September 30, 2009, the net interest margin was 3.37% compared to 4.26% for the same period in 2008. For the three months ended September 30, 2009, the net interest spread was 3.10% versus 3.70% for the same period in 2008. The decline in the margin compared with the same period in 2008 was driven by several factors. First, loan rates declined in the fourth quarter of 2008 due to a prime rate drop. There was also a large influx of deposits related to TCB transaction in the fourth quarter of 2008 which were subsequently invested in securities versus higher yielding loans. In addition, the SFSB transaction resulted in further margin compression during 2009 as the Bank inherited a large volume of FDIC covered non-accruing loans that are included in the margin calculation.
     With the acquisitions of TFC and BOE in May 2008, fair market value adjustments were recorded for assets and liabilities, including interest bearing loans and interest bearing deposits. However, the amortization of the fair value adjustments for those deposits significantly reduced interest expense during the third quarter of 2008, far in excess of reductions in interest income associated with the amortization of the fair value adjustments for loans. As a result, the net interest margin for the third quarter of 2008 was more positively influenced when compared with the third quarter of 2009.
     For the nine months ended September 30, 2009, net interest income aggregated $27.7 million, which generated a net interest margin of 3.32%. The net interest spread for the nine months ended September 30, 2009 equaled 3.04%. A net interest margin analysis is not provided for the nine months ended September 30, 2008, since there were no banking operations for the Company for the first five months of 2008.
     Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS

	Three months ended September 30,
	2009			2008
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:

Loans, including fees	$559,547	$8,820	6.31%	$496,803	$8,497	6.84%
Loans covered by FDIC loss share	251,262	3,741	5.96%

Total loans	810,809	12,561	6.20%	496,803	8,497	6.84%

Interest bearing bank balances	11,061	60	2.17%	9,384	83	3.54%
Federal funds sold	20,905	10	0.19%	5,034	22	1.75%
Investments (taxable)	216,277	2,081	3.85%	50,809	539	4.24%
Investments (tax exempt) (1)	91,927	1,358	5.91%	35,068	505	5.76%

Total earning assets	1,150,979	16,070	5.58%	597,098	9,646	6.46%

Allowance for loan losses	(13,290)			(5,380)
Non-earning assets	122,823			90,098

Total assets	$1,260,512			$681,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand - Interest bearing	$200,965	$381	0.76%	$84,032	$328	1.56%
Savings	58,438	100	0.68%	31,126	84	1.08%
Time deposits	724,190	5,545	3.06%	314,585	2,495	3.17%

Total deposits	983,593	6,026	2.45%	429,743	2,907	2.71%

Fed funds purchased	1,126	2	0.71%	17,408	101	2.32%
FHLB and other borrowings	40,005	338	3.38%	28,974	277	3.82%

Total interest-bearing liabilities	1,024,724	6,366	2.48%	476,125	3,285	2.76%

Non-interest bearing deposits	61,269			54,060
Other liabilities	25,679			7,410

Total liabilities	1,111,672			537,595

Stockholders’ equity	148,840			144,221

Total liabilities and stockholders’ equity	$1,260,512			$681,816

Net interest earnings		$9,704			$6,361

Interest spread			3.10%			3.70%

Net interest margin			3.37%			4.26%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS

	Nine months ended September 30, 2009
	Average	Interest	Average
	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid
ASSETS:

Loans, including fees	$547,468	$26,236	6.39%
Loans covered by FDIC loss share	237,573	10,658	5.98%

Total loans	785,041	36,894	6.27%

Interest bearing bank balances	26,894	262	1.30%
Federal funds sold	19,808	36	0.24%
Investments (taxable)	248,042	7,580	4.07%
Investments (tax exempt) (1)	84,281	3,747	5.93%

Total earning assets	1,164,066	48,519	5.56%

Allowance for loan losses	(10,593)
Non-earning assets	129,324

Total assets	$1,282,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand - Interest bearing	$193,705	$1,556	1.07%
Savings	54,813	374	0.91%
Time deposits	736,112	16,513	2.99%

Total deposits	984,630	18,443	2.50%

Fed funds purchased	1,085	6	0.76%
FHLB and other borrowings	45,201	1,071	3.16%

Total interest-bearing liabilities	1,030,916	19,520	2.52%

Non-interest bearing deposits	61,423
Other liabilities	28,772

Total liabilities	1,121,111

Stockholders’ equity	161,685

Total liabilities and stockholders’ equity	$1,282,796

Net interest earnings		$28,999

Interest spread			3.04%

Net interest margin			3.32%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Credit Losses
     For the three months ended September 30, 2009, the Company’s provision for loan losses was $5.2 million compared with $1.1 million in the same period of 2008. For the nine months ended September 30, 2009, provisions were $11.3 million compared with $1.3 million in the same period of 2008.
     Increases were made to the loan loss reserve during the third quarter of 2009 as economic conditions continued to show signs of deterioration, which necessitated further provisions for impairments of classified assets. The most notable impetus for the provision was evidenced in one borrowing relationship which was previously impaired and on the Bank’s watch list. Current information related to unwinding the credit necessitated further impairment which amounted to over 50% of the provision for the quarter. The remaining balance of the provision during the third quarter was attributable to downgraded credits and further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.
     While the Maryland loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. Net-charge off activity has increased during recent quarters, a trend that is expected to continue until economic conditions begin to subside. Please refer to the Asset Quality discussion below for further analysis.
Noninterest Income
     For the three months ended September 30, 2009, noninterest income was $1.3 million, compared with $754,000 in the same period of 2008. This increase of $520,000 or 68.97% is primarily attributable to gains on securities transactions of $612,000 versus none in the same period of 2008. This increase in income was partially offset by a $187,000 loss on sale of other real estate, increased service charges on deposit accounts of $158,000 over the same period in 2008, and a decrease in other noninterest income of $63,000.
     For the nine months ended September 30, 2009, noninterest income was $24.7 million. Excluding the first quarter gain on the SFSB transaction of $21.3 million, noninterest income would have been $3.4 million, compared with $1.1 million during the same period of 2008. Service charges on deposit accounts aggregated $1.9 million compared with $696,000 for the same period in 2008. This increase of $1.2 million or 167.67% was the result of no banking operations reported for the first five months of 2008 and an increase in the number of deposit accounts subject to fees and charges through September 30, 2009. Likewise, other noninterest income equaled $844,000 for the nine months ended September 30, 2009, versus $357,000 for the same period in 2008. The Company has recorded net securities gains of $905,000 through the first nine months of 2009 versus none in the same period in 2008.
Noninterest Expenses
     For the three month period ended September 30, 2009, noninterest expenses were $9.9 million compared with $4.7 million for the same period in 2008. Salaries and employee benefits were $4.8 million and represented 48.68% of all noninterest expenses for the quarter. Salaries and wages increased $2.5 million or 103.79% from the same quarter in 2008. The increases in salaries and wages are the direct result of increased staffing levels from the prior year period related to the acquisitions of TCB and SFSB coupled with corporate staff hires for positions required in a now significantly larger financial institution.
     Other overhead costs included other operating expenses of $1.8 million, amortization of intangibles of $565,000, occupancy expenses of $752,000, equipment expense of $436,000, data processing fees of $743,000, legal fees of $217,000, and other professional fees of $184,000. FDIC assessments for the quarter equaled $436,000.
     For the nine month period ended September 30, 2009, noninterest expenses were $54.1 million, which includes the aforementioned $24.0 million goodwill impairment charge. Salaries and employee benefits were $14.3 million and represented 47.49% of overhead exclusive of the goodwill impairment charge. Throughout the first half of 2009, the Company hired additional personnel in key functional areas.
     Other overhead costs included other operating expenses of $5.4 million, amortization of intangibles of $1.7 million, occupancy expenses of $1.9 million, equipment expense of $1.2 million, data processing fees of $2.2 million, professional fees of $1.3 million, and legal fees of $772,000.

Income Taxes
     An income tax benefit of $1.9 million was recorded for the three months ended September 30, 2009, and there was an income tax expense of $3.0 million for the nine months ended September 30, 2009. Income tax expenses were $234,000 and $392,000 for the same respective periods in 2008. This substantial difference is directly attributable to the goodwill impairment charge recorded during the second quarter of 2009, as this impairment charge did not reduce taxable income.
Asset Quality
     The allowance for loan losses represents management’s estimate of the amount adequate to provide for probable losses inherent in the non-FDIC covered loan portfolio. Probable losses in the covered loans are incorporated in the fair market value analysis for the covered loans and accordingly impacts the covered loans balance and the FDIC indemnification asset balance, and not the allowance for loan losses. As such, the following asset quality information separates the covered loans from the non covered loans.
     Total Loans Excluding Covered Loans
     The Company’s asset quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is adequate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.
     The Company maintains a list of loans that have potential weaknesses that may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the adequacy of the Company’s allowance for loan losses. At September 30, 2009, nonperforming assets, excluding FDIC covered assets, totaled $23.2 million compared with $25.9 million and $5.2 million at June 30, 2009, and December 31, 2008, respectively. The Company experienced a large increase in nonperforming loans during the second quarter of 2009, which was attributable to two credit relationships aggregating approximately $11.0 million being placed in nonaccrual status. These two borrowers had been considered for loan loss reserve adequacy calculations. During the third quarter of 2009, nonperforming assets declined $2.7 million. Loan charge-offs represented $1.4 million of this decline, and the remaining portion was attributable to the disposition of other real estate owned (OREO) during the quarter. Excluding FDIC covered loans, net charge-offs were $1.2 million and $2.0 million for the three and nine months ended September 30, 2009, respectively.
     At September 30, 2009, nonaccrual loans, excluding FDIC covered assets, were $20.6 million or 3.61% of total loans. Total nonaccrual loans at the Bank’s Maryland operations aggregated $66.0 million or 76.23% of the total nonaccrual loans for the Bank. OREO equaled $1.2 million, excluding OREO in the Maryland operations of $16.8 million.
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
     The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)	September 30, 2009	December 31, 2008

Nonaccrual loans	$20,572	$4,534
Loans past due over 90 days	1,462	397
Other real estate owned	1,175	223

Total nonperforming assets	$23,209	$5,154

Balances
Allowance for loan losses	$16,211	$6,939
Average loans during quarter, net of unearned income	$559,547	$511,042
Loans, net of unearned income	$569,452	$523,298

Ratios
Allowance for loan losses to loans	2.85%	1.33%
Allowance for loan losses to nonperforming assets	69.85%	134.63%
Nonperforming assets to loans & other real estate	4.07%	0.98%
Net charge-offs for quarter to average loans, annualized	0.86%	0.32%
A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2009 and December 31, 2008 is below:

	September 30, 2009			December 31, 2008
	Amount	Non	Percentage of	Amount		Percentage of
	of Non	Covered	Non Covered	of Non	Non Covered	Non Covered
	Accrual	Loans	Loans	Accrual	Loans	Loans

Open End 1-4 Family Loans	$—	$20,075	0.00%	$276	$30,323	0.91%
1-4 Family First Liens	2,020	108,380	1.86%	318	99,284	0.32%

Total residential 1-4 family	2,020	128,455	1.57%	594	129,607	0.46%

Owner occupied nonfarm nonresidential	—	43,423	0.00%	200	63,218	0.32%
Non owner occupied nonfarm nonresidential	4,413	111,768	3.95%	582	93,872	0.62%

Total commercial	4,413	155,191	2.84%	782	157,090	0.50%

1-4 Family Construction	855	50,842	1.68%	1,194	36,277	3.29%
Other construction and land dev.	12,687	131,902	9.62%	461	103,238	0.45%

Total construction	13,542	182,744	7.41%	1,655	139,515	1.19%

Second mortgages	199	14,051	1.42%	497	15,599	3.19%
Multifamily	—	10,757	0.00%	—	9,370	0.00%
Agriculture	—	3,907	0.00%	433	5,143	8.42%

Total real estate loans	20,174	495,105	4.07%	3,961	456,324	0.87%

Agriculture loans	—	1,407	0.00%	—	988	0.00%
Commercial and industrial loans	194	45,348	0.43%	224	44,332	0.51%

Total commercial loans	194	46,755	0.41%	224	45,320	0.49%

Total revolving credit and other consumer	204	15,977	1.28%	25	14,457	0.17%
All other loans	—	11,700	0.00%	324	7,005	4.63%

Gross loans	$20,572	$569,537	3.61%	$4,534	$523,106	0.87%

See Note 10 to the unaudited consolidated financial statements for information related to the allowance for loan losses. At September 30, 2009, total impaired loans equaled $123.5 million, excluding FDIC covered assets.
          Covered Loans
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
     The following table delineates the volume of covered assets that were nonperforming at September 30, 2009, related to the acquisition of SFSB in Maryland, which are FDIC covered assets under the shared-loss agreements:

	Amount	% of Total
	(in thousands)	Non Performing Assets
Nonaccrual loans	$65,990	76.23%
Loans past due over 90 days	—	—%
Other real estate owned	16,823	93.47%

Total nonperforming assets	$82,813	78.11%

          Total Delinquencies
     The following table presents a summary of total performing loans, including covered loans, greater than 30 days and less than 90 days past due at the dates indicated (dollars in thousands):

	September 30,	December 31,
30-89 Days Past Due	2009	2008
Covered	$13,324	$—
Non-covered	6,257	15,191

Total	$19,581	$15,191

Percent of Total Loans
Covered	5.44%	NA
Non-covered	1.10%	2.90%

Total	2.40%	2.90%

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
     At September 30, 2009, the Company’s ratio of total capital to risk-weighted assets was 18.48%. The ratio of Tier 1 capital to risk-weighted assets was 17.27%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 9.23%. All three ratios exceed capital adequacy guidelines outlined by its regulator, and the Company is considered “well-capitalized”. At December 31, 2008, the Company’s ratio of total capital to risk-weighted assets was 20.00%. The ratio of Tier 1 Capital to risk-weighted assets was 18.92%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54%. The Company has trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option, and was issued at a rate of three month LIBOR plus 3.00%, and was priced at 3.60% in the third quarter of 2009.
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

Supplemental Information on Predecessors
     The following information represents a discussion and analysis of the results of operations of each of the Company’s predecessors for the five months ended May 31, 2008.
BOE Financial Services of Virginia, Inc. (BOE)
Results of Operations
     For the five months ended May 31, 2008, net losses were $0.35 million or $0.29 per share. The loss incurred was primarily the result of one-time noninterest expenses related to the May 31, 2008 acquisition by the Company.
     Net interest income was $4.0 million for the five months ended May 31, 2008. Net interest margin was 3.62%
     For the five months ended May 31, 2008, the Company’s provision for loan losses was $0.2 million. Increases were made to the loan loss reserve due to general seasoning of the portfolio.
     For the five months ended May 31, 2008, noninterest income was $0.86 million. Included in noninterest income for the five months ended May 31, 2008 is $92,000 loss on sale of other real estate.
     For the five months ended May 31, 2008, noninterest expenses were $4.9 million. Salaries and employee benefits were $2.5 million and represented 50.97% of all noninterest expenses for the quarter. Other overhead costs included other operating expenses of $872,000, occupancy expenses of $216,000, equipment expense of $286,000, data processing fees of $394,000, legal fees of $306,000, and professional fees of $258,000. One-time noninterest expenses related to the May 31, 2008 acquisition by the Company included $375,000 in salaries and benefits, $160,000 in professional fees, $84,000 in legal fees, $54,000 in equipment expenses, and $167,000 in data processing expenses.
     An income tax expense of $0.15 million was recorded for the five months ended May 31, 2008.
TransCommunity Financial Corporation (TFC)
Results of Operations
     For the five months ended May 31, 2008, net losses were $5.11 million or $1.11 per share. The loss incurred was primarily the result of one-time noninterest expenses related to the May 31, 2008 acquisition by the Company as well as an increase in the provision for loan losses.
     Net interest income was $3.8 million for the five months ended May 31, 2008. Net interest margin was 3.86%
     For the five months ended May 31, 2008, the Company’s provision for loan losses was $1.3 million. The increase in loan loss reserves was due to a combination of the provisions required to support loan growth, plus downgraded loans and seasoning of the loan portfolio.
     For the five months ended May 31, 2008, noninterest income was $0.42 million.
     For the five months ended May 31, 2008, noninterest expenses were $8.2 million. Salaries and employee benefits were $3.7 million and represented 44.85% of all noninterest expenses for the quarter. Other overhead costs included other operating expenses of $793,000, occupancy expenses of $318,000, equipment expense of $228,000, data processing fees of $2.0 million, legal fees of $106,000, and professional fees of $1.0 million. One-time noninterest expenses related to the May 31, 2008 acquisition by the Company included $1.3 million in salaries and benefits related to severance and bonuses, $1.7 million in data processing resulting from the termination of a data processing contract and $1.0 million in professional fees.
     An income tax benefit of $0.24 million was recorded for the five months ended May 31, 2008.

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
     The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at September 30, 2009:

	Change In Net Interest Income
(dollars in thousands)%		$
Interest Rate Shock:
+200 basis points	-2.74%	(1,186)
+100 basis points	-1.95%	(842)
No change	0.00%	—
-100 basis points	3.31%	1,431
-200 basis points	7.69%	3,325
     At September 30, 2009, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.74%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 7.69%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
          At the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management to allow timely decisions regarding required disclosures.
          Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. Two issues that these officers have identified in making this conclusion at the end of the third quarter of 2009 are the determination that the Company’s financial and accounting department has not effectively documented and assessed accounting issues related to non-routine transactions, such as mergers and non-recurring items that the Company has had to evaluate since May 2008, and the determination that the Company’s financial and accounting department is understaffed. This conclusion is the same conclusion that these officers made as of June 30, 2009, as disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2009.
          Additional information with respect to these issues is included in the discussion below.
Internal Control over Financial Reporting
          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In the Annual Report on Form 10-K for the year ended December 31, 2008, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited a material weakness regarding the accounting for non-routine transactions, as described below. While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company has concluded that this material weakness continues to exist as of September 30, 2009. Specifically, the Company’s financial and accounting department has lacked sufficient resources and expertise to properly account for certain non-routine transactions, the Company’s policies and procedures have not provided for timely review of significant non-routine transactions and related accounting entries and the Company has not maintained sufficient documentation related to the application of GAAP to significant non-routine transactions.
          A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. The Company believes that a material weakness regarding the accounting for non-routine transactions remains as of September 30, 2009, in light of the uncertainty with respect to accounting issues related to the Company’s accounting for subsidiary costs that were applied in the Company’s mergers with TFC and BOE, the public correction of the Company’s preliminary earnings release for the second quarter of 2009 to make certain adjustments relating to the tax effect of its goodwill impairment charge, and the need to amend past periodic reports to include financial statements and related information with respect to each of the Company’s predecessors (TFC and BOE) and otherwise enhance disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets and asset quality in response to a comment letter from the staff of the Commission.
          As of the date of the filing of this report, the Company has not identified any specific issues that could result in a restatement of past financial information, notwithstanding the amended filings that the Company will file in response to the Commission’s comments to include additional and enhanced financial disclosures, as described above. The Company acknowledges, however, that its financial and accounting documentation for non-routine transactions is less than satisfactory for the criteria required for the framework for effective internal control over financial reporting.
          In addition, the Company’s financial and accounting department is currently understaffed for the responsibilities that it has had in recent fiscal quarters. While the Company has a chief financial officer and a chief accounting officer, the Bank has not had a controller since April 2009. The Company’s financial and accounting department has also had to evaluate numerous non-routine accounting issues in addition to focusing on the day-to-day fiscal operations of the Company and periodic filings with the Commission. For example, the Company acquired the operations of SFSB in January 2009, and the on-going consolidation of those operations and analysis of unprecedented accounting issues relating to shared-loss agreements with the FDIC have strained the resources presently available at the Company.
          While acknowledging the existence of a material weakness and the specific issues associated with it, the Company believes that the Company’s financial and accounting department performs its responsibilities with respect to the completion of accurate financial information in its periodic filings with the Commission.
          In addition, the Company, formerly a special purpose acquisition company, and its wholly-owned operating subsidiary, Essex Bank (the “Bank”), have grown substantially over the past 18 months. In May 2008, the Company merged with each of BOE, the holding company for the Bank, and TFC, the holding company for TransCommunity Bank, and, in July 2008,

TransCommunity Bank merged into the Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth has put considerable strain on the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of the Company’s size and complexity. Furthermore, this growth has strained the Company’s control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls.
          The Company believes that it has identified the risk management and related issues that it needs to address, including the items described above that have impacted the effectiveness of the Company’s internal control over financial reporting.
Remediation Steps to Address Material Weakness
          To address the issues described above, the Company continues to take appropriate remediation steps. The Company is evaluating its financial accounting staff levels and expertise and is implementing appropriate oversight and review procedures. The Company also has put in place internal remediation plans that address concerns that have arisen in maintaining the effectiveness of the Company’s risk management programs.
          The Company engaged a public accounting firm to serve as its internal auditing firm beginning in April 2009. The Company created a new chief internal auditor position and hired in June 2009 a chief internal auditor who reports directly to the Company’s Audit Committee, and the Company continues to recruit actively a bank controller. The Company has also hired additional key members of management, including a chief administrative officer, a chief credit officer and a general counsel, during the first six months of 2009, and these individuals are actively assisting the Company in reviewing, assessing and implementing, as appropriate, numerous policies and procedures applicable to the Company and its operations.
          During the third quarter of 2009, the Company engaged an independent consulting firm to support the Company in its assessment of the Company’s quarterly post-closing process, its assessment of the internal control processes in the Company’s financial and accounting department to ensure that all key controls are identified and that the controls and process are appropriately documented and provide qualified resources to support the Company’s chief financial officer and chief accounting officer. In addition, the Company engaged an independent accounting firm to support the Company with the accounting for the loan portfolio in its Maryland market subject to the FDIC shared-loss agreements.
          Also during the third quarter, under the oversight of its Board of Directors and its various committees, the Company established comprehensive internal remediation plans for issues that it has identified with respect to its internal audit and Sarbanes-Oxley controls, and each plan has detailed corrective actions, identifies members of management as responsible parties and sets completion dates for addressing issues. These plans include the review, adoption and implementation of numerous formal policies and procedures appropriate for controls of an organization of the Company’s size and complexity. The Company believes that these actions have positively affected the Company’s internal control over financial reporting in the limited time that they have been implemented and that they will continue to positively affect such controls in the future.
          The Company believes that it is taking all of the necessary corrective actions to the material weaknesses and other issues described above. As of the date of this filing, the Company anticipates that it will complete all of its material corrective actions by March 31, 2010.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.
Item 1A. Risk Factors
          The Company’s operations are subject to many risks that could adversely affect its future financial condition and performance and, therefore, the market value of its common stock. See Exhibit 99.1 for information on risk factors that could affect the Company’s future financial condition and performance, and such information is incorporated by reference into this Item 1A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None
Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Risk Factors*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION (Registrant)
/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer
Date: November 16, 2009

/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer
Date: November 16, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Risk Factors