Form 10-K
period 2009-12-31
Community Bankers Trust Corp
filed 2010-04-23
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	NYSE Amex
Common Stock, $0.01 par value Warrants to Purchase Common Stock	NYSE Amex NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $73,765,568

On March 1, 2010, there were 21,468,455 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2010 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

NOTE

In October 2007, Community Bankers Trust Corporation, formerly known as Community Bankers Acquisition Corp., changed its fiscal year end from March 31 to December 31. In accordance with the rules and regulations of the Securities and Exchange Commission, the financial statements included in this Annual Report on Form 10-K reflect our results of operations for the 12 months ended each of December 31, 2009 and December 31, 2008 and the nine months ended December 31, 2007. When used in this report, “fiscal 2007” means the nine month period, or transition period, from April 1, 2007 to December 31, 2007.

Unless otherwise provided in this Annual Report on Form 10-K, references to the “Company,” “CBTC,” “we,” “us” and “our” refer to Community Bankers Trust Corporation.

PART I

ITEM 1.	BUSINESS

General

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia. The Bank changed its name from Bank of Essex to Essex Bank on April 20, 2009.

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

The Company was initially formed as a special purpose acquisition company under the name “Community Bankers Acquisition Corp.” As a “Targeted Acquisition Corporation”SM or “TAC,”SM the Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Prior to its acquisition of two bank holding companies in 2008, the Company’s activities were limited to organizational matters, completing its initial public offering and seeking and evaluating possible business combination opportunities. On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The Company changed its corporate name in connection with the acquisitions.

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

Company History

Initial Capitalization

On June 8, 2006, the Company consummated its initial public offering of 7,500,000 units, which commenced trading on NYSE Amex (formerly NYSE Alternext US and the American Stock Exchange) under the symbol “BTC.U”. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of our common stock at an exercise price of $5.00 per share. The Company’s common stock and warrants started trading separately on NYSE Amex as of September 5, 2006, under the symbols “BTC” and “BTC.WS,” respectively.

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

The transaction with TFC was valued at $51.8 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired as of May 31, 2008 of $267.6 million, including $243.3 million of loans, and liabilities assumed were $240.2 million, including $234.1 million of deposits. As a result of the merger, the Company recorded $20 million of goodwill and $5.3 million of core deposit intangibles.

TFC was a financial holding company and the parent company of TransCommunity Bank, N.A. TFC had been formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking institutions. Until June 29, 2007, TFC was the holding company for four separately-chartered banking subsidiaries — Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge. On June 29, 2007, these four subsidiaries were consolidated into a new TransCommunity Bank. Each former subsidiary then operated as a division of TransCommunity Bank, but retained its name and local identity in the community that it served. Following the Company’s acquisition of TFC until 2010, the former branches offices of TFC operated as separate divisions under the Bank’s charter, using the names of TFC’s former banking subsidiaries.

In addition, on May 31, 2008, the Company acquired BOE in a merger transaction, in connection with this merger, the Bank, then a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, each share of BOE’s issued and outstanding common stock was converted into 5.7278 shares of the Company’s common stock.

The transaction with BOE was valued at $54.6 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired as of May 31, 2008 of $317.0 million, including $234.7 million of loans, and liabilities assumed were $288.6 million, including $257.4 million of deposits. As a result of the merger, the Company recorded $17.2 million of goodwill and $9.7 million of core deposit intangibles.

BOE was incorporated under Virginia law in 2000 to become the holding company for the Bank.

Both transactions were valued at a combined $106.4 million. The transactions resulted in total assets acquired as of May 31, 2008 of $584.5 million, including $478.0 million of loans, and liabilities assumed were $528.9 million, including $491.5 million of deposits. As a result of the mergers, the Company recorded a total of $37.2 million of goodwill and $15.0 million of core deposit intangibles.

Consolidation of Banking Operations

Immediately following the mergers with TFC and BOE, the Company operated TransCommunity Bank and the Bank as separate banking subsidiaries. Until 2010, TransCommunity Bank’s offices operated under the Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge division names.

Effective July 31, 2008, TransCommunity Bank was consolidated into the Bank under the Bank’s state charter. As a result, the Company was a one-bank holding company as of the September 30, 2008 reporting date.

Acquisition of Georgia Operations

On November 21, 2008, the Bank acquired limited assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank and the Bank.

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $619 million in deposits, approximately $233.9 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on all deposits, amounting to approximately $3.2 million. All deposits have been fully assumed, and all deposits insured prior to the closing of the transaction maintain their current insurance coverage. Other than loans fully secured by deposit accounts, the Bank did not purchase any loans.

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank had 60 days to evaluate and, at its sole option, purchase any of the remaining TCB loans. The Bank purchased 175 loans totaling $21 million on January 9, 2009. In addition, the Bank purchased the former banking premises of TCB. The transaction was accounted for as an asset purchase.

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

Acquisition of Maryland Operations

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”). The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB and the Bank.

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits. The Bank purchased approximately $362 million in loans (based on contract value) and other assets and is providing loan servicing to SFSB’s existing loan customers. The Bank has entered into a shared-loss arrangement with the FDIC with respect to loans and real estate assets acquired. These are referred to as covered assets. All deposits have been fully assumed, and all deposits maintain their current insurance coverage. The Bank bid a negative $45 million for the net assets acquired.

Strategy

As described above, the Company has grown substantially over the past two years through the mergers with TFC and BOE and the Bank’s acquisitions of the operations of TCB and SFSB. The Company acknowledges that the integration of these mergers and acquisitions and centralization of key internal operations has taken longer than it expected. Its significant growth over the past two years has strained the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of its size and complexity. In addition, the Company is concerned about loan portfolio quality, including the current uncertain prospects for the real estate markets and the general economy in its markets.

At this time, the Company’s strategy is to be recognized as the premier provider of financial services, meeting the needs of its markets, building trust and confidence in the relationships with its customers through superior service, competence, accuracy, courtesy and safety and soundness at all times. To that end, the Company has determined to put a renewed focus on its internal growth and efficiencies. For example, the Company is reviewing the ways in which it can ensure profitability, primarily by looking at the manners in which it can control its expenses and grow revenue. In light of current economic conditions, the Company is placing its operational emphasis on efficiency and effectiveness.

The Company is also placing a strong emphasis on the quality, management and diversity of its loan portfolio and on having the oversight and operating systems in place to effectively run an institution of this size and larger. The Company is implementing the appropriate level of risk controls, to be internally consistent in policies and procedures across its franchise, all with a view to be mutually supportive of sales goals, operating efficiencies, reliability and customer service and retention. The Company is committed to creating a consistent culture of risk management by filling key management jobs for an institution of its size and structure and by instituting enterprise wide management of risks by functional area.

From an operational standpoint, the Company also has put in place numerous internal remediation plans that address concerns that have arisen in maintaining the effectiveness of the Company’s risk management programs. Throughout 2009, the Company hired additional key members of management, including a chief administrative officer, a chief credit officer and a general counsel and, in 2010, the Company segregated asset quality responsibilities among a chief lending officer and the chief credit officer. These individuals are actively assisting the Company in reviewing, assessing and implementing, as appropriate, numerous policies and procedures applicable to the Company and its operations.

As a result of the importance of its present strategic objective, the Company has currently deferred its long-term strategy to acquire or merge with commercial banks. While management continues to believe that the Company’s balance sheet and, in particular, its capital structure can be utilized to further grow the existing banking institution, management acknowledges that it is not currently equipped, from an operational or management capacity standpoint, to pursue an acquisition strategy at this point. Management acknowledges further that it will continue to evaluate this long-term strategy as it makes significant progress with respect to its immediate needs.

Competition

Within its market areas in Virginia, Georgia and Maryland, the Bank operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings and loans and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Bank. Many of these institutions have significantly higher lending limits than the Bank. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Bank, will not establish operations in its service area. The financial services industry remains highly competitive and is constantly evolving.

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

Factors such as rates offered on loan and deposit products, types of products offered, and the number and location of branch offices, as well as the reputation of institutions in the market, affect competition for loans and deposits. The Bank emphasizes customer service, establishing long-term relationships with its customers, thereby creating customer loyalty, and providing adequate product lines for individuals and small to medium-sized business customers.

The Company would not be materially or adversely impacted by the loss of a single customer. The Company is not dependent upon a single or a few customers.

Employees

As of December 31, 2009, the Company had approximately 290 full-time employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Supervision and Regulation

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

The following description briefly discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. These federal and state laws and regulations have been enacted generally for the protection of depositors in national and state banks and not for the protection of stockholders of bank holding companies or banks.

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

The Federal Deposit Insurance Act (“FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event that a receiver is appointed to distribute the assets of the the Bank.

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

The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2009, the Bank paid $859,000 in dividends to the Company. The Company paid $4.235 million in dividends to its preferred and common shareholders in 2009.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Deposit Insurance Coverage Limits

Prior to the enactment of EESA, the FDIC standard maximum depositor insurance coverage limit was $100,000, excluding certain retirement accounts qualifying for a maximum coverage limit of $250,000. Pursuant to EESA, the FDIC standard maximum coverage limit had been temporarily increased to $250,000 through December 31, 2009. This temporary increase has been further extended to December 31, 2013, by the Helping Families Save Their Homes Act of 2009.

Deposit Insurance Assessments

The Bank’s deposits are insured up to applicable limits by the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC. Under current law, the FDIC is required to maintain the Deposit Insurance Fund (“DIF”) reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Because the DIF reserve ratio fell and was expected to remain below 1.15%, the FDIA required the FDIC to establish and implement a restoration plan to restore the DIF reserve ratio to at least 1.15% within eight years, absent extraordinary circumstances. Consequently, and depending upon an institution’s risk category, for the first quarter of 2009 annualized deposit insurance assessments ranged from $.12 to $.50 for each $100 of assessable deposits, as compared with $.05 to $.43 throughout 2008. Moreover, under a new risk-based assessment system implemented in the second quarter of 2009, annualized deposit insurance assessments range from $.07 to $.775 for each $100 of assessable deposits based on the institution’s risk category. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points times the institution’s assessment base as of June 30, 2009. This special assessment was collected on September 30, 2009. On November 12, 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The amount of the Bank’s FDIC assessment prepayment was $8.7 million, which we paid on December 30, 2009.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC enacted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. Pursuant to the TLGP, the FDIC guaranteed certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009, and provided full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009 (“Transaction Account Guarantee Program”). All FDIC-insured institutions were covered under the program until December 5, 2008 at no cost. After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program. The Bank elected to participate in both the unlimited coverage for noninterest-bearing transaction accounts and the debt guarantee program.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program. Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction accounts at participating FDIC-insured institutions through June 30, 2010. As part of the extension, insured institutions electing to continue participation will pay an increased assessment ranging from 15-25 basis points depending on the institution’s risk category. The Bank elected to continue its participation in the Transaction Account Guarantee Program.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “Act”) was enacted in November 1999. The Act draws lines between the types of activities that are permitted for banking organizations that are financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

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

The Act repealed the prohibition in the Glass-Steagall Act on bank affiliations with companies that are engaged primarily in securities underwriting activities. The Act authorizes a financial holding company to engage in a wide range of securities activities, including underwriting, broker/dealer activities and investment company and investment advisory activities. The Company currently is not a financial holding company under the Act.

Under the Act, federal banking regulators were required to adopt rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, financial institutions must provide: initial notices to customers about their privacy policies, including a description of the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act was enacted to facilitate information sharing among entities within the government and financial institutions to combat terrorist activities and to expose money laundering. The USA Patriot Act is considered a significant piece of banking law with regard to disclosure of information related to certain customer transactions. Financial institutions are permitted to share information with one another, after notifying the United States Department of the Treasury, in order to better identify and report to the federal government activities that may involve terrorist activities or money laundering. Under the USA Patriot Act, financial institutions are obligated to establish anti-money laundering programs, including the development of a customer identification program and to review all customers against any list of the government that contains the names of known or suspected terrorists. The USA Patriot Act does not have a material or adverse impact on the Bank’s products or services but compliance with this act creates a cost of compliance and a reporting obligation.

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

Governmental Policies

The Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies influence overall growth and distribution of bank loans, investments and deposits. These policies also affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Emergency Economic Stabilization Act

On October 3, 2008, in response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law by President Bush and established the Troubled Asset Relief Program (“TARP”). As part of TARP, the Department of the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments. Its purpose was to stabilize and providing liquidity to the U.S. financial markets. There have been numerous actions by the Federal Reserve, Congress, the Department of the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. There may be further legislative and regulatory measures implemented under EESA affecting the Company.

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009 by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, like the Company, that are in addition to those previously announced by the Department of the Treasury, until the institution has repaid the Department of the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to its consultation with the recipient’s appropriate regulatory agency.

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

Difficult market conditions continue to adversely affect our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real-estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

We may be adversely affected by economic conditions in our market area.

The general economic conditions in the markets in which we operate are a key component to our success. We are headquartered in central Virginia, and our market area includes regions in Virginia, Georgia and Maryland. Because our lending and deposit-gathering activities are concentrated in this market, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors, would impact these local economic conditions and the demand for banking products and services generally, and could negatively affect our financial condition and performance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Approximately 91% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition.

In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. Such resolution may also require the assistance of third parties, and thus the expense associated with it. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

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

The failure of our Board and management to implement and maintain effective risk management programs may adversely affect our operations.

As a banking organization, we are exposed to a variety of risks across our operations. We define risk generally as the danger of not achieving our financial, operating, or strategic goals as planned. As a result, to ensure our long-term corporate success, we must effectively identify and analyze risks and then manage or mitigate them through appropriate control measures. We have developed a plan to establish and maintain effective risk management programs to address oversight, control, and supervision of management, major operations and activities across our functional areas. We believe that this plan enables us to recognize and analyze risks early on and to take the appropriate action.

It is important to note that our organization has grown substantially over the past two years. In May 2008, we merged with each of BOE, the then holding company for the Bank, and TFC, the holding company for TransCommunity Bank, N.A., and, in July 2008, TransCommunity Bank merged into the Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth has put considerable strain on our organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of our size and complexity. Furthermore, this growth has strained our control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls.

We have put in place internal remediation plans that address concerns that have arisen in maintaining the effectiveness of our risk management programs. While our Board and management are working diligently to ensure that our organization implements and maintains effective risk management programs, any failure to do so may adversely affect our operations. As a result, we may not be able to achieve our financial, operational and strategic goals.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 24 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We have identified material weaknesses and significant deficiencies in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As set forth in this Form 10-K, management’s assessment of the effectiveness of our internal control over financial reporting cited two material weaknesses, one with respect to the financial reporting process for the Company’s periodic reports and one with respect to the determination of specific reserves on impaired loans. Specifically, our financial and accounting department has lacked sufficient resources and expertise to address properly the issues that it must address on a quarterly basis and that our policies and procedures have not provided for timely review of financial-related matters and related accounting entries. In addition, we do not currently produce and maintain adequate documentation to support the impairment value assigned to potentially troubled loans.

Our financial and accounting department is currently understaffed for the responsibilities that it has had in recent fiscal quarters. We did not have either a controller or a financial reporting manager until January 2010. In addition, our financial and accounting department has had to evaluate numerous non-routine accounting issues in addition to focusing on our day-to-day fiscal operations and periodic filings with the Commission.

To address the issues described above, we continue to take appropriate remediation steps. We continue to evaluate our financial accounting staff levels and expertise and implement appropriate oversight and review procedures. Additional information on these and other actions is disclosed in Item 9A below.

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

When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2009, our goodwill and other identifiable intangible assets were approximately $22.8 million. Under current accounting standards, if we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We will conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. As of May 31, 2009, the one-year anniversary date of our mergers with TransCommunity Financial and BOE Financial, we recorded a goodwill impairment charge of $24.0 million. We recognized an additional goodwill impairment charge of $7.4 million as of December 31, 2009.

We cannot provide assurance whether we will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

We are subject to supervision by several governmental regulatory agencies, including the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Commonwealth of Virginia. Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. In addition, these regulations may limit our growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits and the opening of new branch offices. Although these regulations impose costs on us, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders. The regulations to which we are subject may not always be in the best interest of investors.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Following the payment of our cash dividend in February 2010, we determined to suspend the payment of our quarterly dividend to holders of common stock. While we believe that our capital and liquidity levels remain above the averages of our peers, we incurred a net loss to common stockholders for the 2009 year and remain concerned over asset quality and the uncertainty of the real estate markets and general economy in the central Virginia region. Due to these factors, we have determined that it is currently prudent to retain capital until such time as we experience a return to consistent quarterly profitability.

Furthermore, our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient capital in our organization. The ability of our bank subsidiary to pay dividends to us is limited by the Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on their dividends under federal and state bank regulatory requirements.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Board of Governors of the Federal Reserve System regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred debt) on our financial condition. These guidelines also require that we review our net income for the current and past four quarters, and the level of dividends on common stock and other Tier 1 capital instruments for those periods, as well as our projected rate of earnings retention.

Under the Federal Reserve’s policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal

Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with the its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. If we do not satisfy these regulatory requirements or the Federal Reserve’s policies, we will be unable to pay dividends on our common stock.

We also are subject to certain limitations on our ability to pay dividends as a result of our issuance of preferred stock to the U.S. Treasury pursuant to the Capital Purchase Program. The preferred stock is in a superior ownership position compared to our common stock. Dividends must be paid to the preferred stock holder before they can be paid to our common stockholders. In addition, prior to December 19, 2011, unless we have redeemed the preferred stock or the U.S. Treasury has transferred the preferred stock to a third party, the consent of the Treasury will be required for us to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in certain circumstances.

If the dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, our authorized number of directors will be automatically increased by two and the holders of the preferred stock will have the right to elect those directors at our next annual meeting or at a special meeting called for that purpose. These two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. These restrictions could limit our ability to pay dividends on our common stock.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future as compared to premiums paid in 2008 and prior years. As recent bank failures continued to deplete its deposit insurance fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also levied a special assessment in May 2009 and issued a rule in November 2009 requiring institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. The deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

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

We are subject to executive compensation restrictions because of our participation in the Treasury’s Capital Purchase Program.

As a participant in the Capital Purchase Program, we are subject to the Department of the Treasury’s standards for executive compensation and governance for the period during which the Department of the Treasury holds the preferred stock that we issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers and can also apply to a number of our other employees.

The standards include requirements to recover certain bonus payments if they were based on materially inaccurate financial statements or performance metric criteria, prohibitions on making certain golden parachute payments, prohibitions on paying or accruing certain bonus payments, except as otherwise permitted by the rules, prohibitions on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten our value, prohibitions on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee and prohibitions on providing certain tax gross-ups. These restrictions and standards could limit our ability to recruit and retain executive officers.

In addition, while we believe that we have taken and continue to take the steps necessary to comply with the standards described above, we cannot make any assurance that the Department of the Treasury or our other regulators will agree that we have in every instance. As a result, we cannot make any assurances as to any penalties that the regulatory agencies may assess if we are deemed to have violated any of the standards above. Such penalties may include civil and criminal penalties and restitution of certain payments that we have made.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The federal government has enacted legislation and other regulations in an effort to stabilize the U.S. financial system. The Emergency Economic Stabilization Act of 2008 (the “EESA”) provided the Department of the Treasury with the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Department of the Treasury subsequently announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions. The Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. More recently, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

The programs established or to be established under the EESA, the ARRA and other troubled asset relief programs may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception, whether we participate or not, may have an adverse effect on us. The Bank is participating in the FDIC temporary liquidity guarantee program, and such program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

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

We anticipate that we will be able to support our growth through the generation of additional deposits at existing and new branch locations, as well as expanded loan and other investment opportunities. However, we may need to raise additional capital in the future to support our continued growth and to maintain desired capital levels. Our ability to raise capital through the sale of additional equity securities or the placement of financial instruments that qualify as regulatory capital will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On September 30, 2009, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) with respect to the disclosures in certain of its periodic reports, including its Annual Report on Form 10-K for the year ended December 31, 2008 and its Quarterly Report on Form 10-Q for each of the periods ended March 31, 2009 and June 30, 2009. The most significant comments relate to the Staff’s request that the Company amend these filings to include financial statements and related information with respect to each of the Company’s predecessors (TFC and BOE), as the Company was a special purpose acquisition company with nominal results prior to the acquisition of each of these entities on May 31, 2008. The Staff’s comments also include requested revisions to these filings to enhance disclosure relating to certain accounting items related to the acquisitions of the predecessor entities, goodwill and intangible assets, fair value measurements, FDIC-covered assets and asset quality. On December 1, 2009, the Company responded by letter to these comments. In its responses, the Company acknowledged that it would amend its filings to include the additional and enhanced disclosures that the Staff had requested, and the Company explained the conclusions that it had made with respect to the accounting guidance relevant to certain of these disclosures.

On January 18, 2010, the Company received a follow-up comment letter from the Staff with respect to the Company’s responses to the Staff’s initial comment letter and with respect to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009. In addition to clarifications to the Company’s responses, the

Staff’s comments included requested revisions to the Quarterly Report on Form 10-Q for the period ended September 30, 2009 to enhance disclosure relating to the SFSB acquisition, the timing of goodwill assessments, FDIC-covered assets and asset quality. On March 26, 2010, the Company responded by letter to these comments. In its responses, the Company acknowledged that it would amend its filings to include the additional and enhanced disclosures that the Staff had requested, and the letter included as appendixes all four of the amended filings that the Company proposes to make, with the additional and enhanced disclosures, in response to all of the Staff’s comments.

The Company will officially transmit the amended filings described above once the Staff and the Company have had the opportunity to resolve all of the Staff’s comments. The Staff has advised the Company that it will also review this Form 10-K. The Company believes that the disclosure in this Form 10-K reflects the additional and enhanced disclosures that the Staff has requested in the prior filings.

ITEM 2.	PROPERTIES

The Company operates the following offices:

Corporate Headquarters:

Innslake — 4235 Innslake Drive, Glen Allen, VA 23060

Virginia Markets:

Main Office — 1325 Tappahannock Boulevard, Tappahannock, VA 22560

Burgess — 14598 Northumberland Highway, Burgess, VA 22432

Callao — 654 Northumberland Highway, Callao, VA 22435

Centerville — 100 Broad Street Road, Manakin-Sabot, VA 23103

Courthouse — 1949 Sandy Hook Road, Goochland, VA 23063

Flat Rock — 2320 Anderson Highway, Powhatan, VA 23139

King William — 4935 Richmond-Tappahannock Highway, Manquin, VA 23106

Louisa — 217 East Main Street, Louisa, VA 23093

Mechanicsville — 6315 Mechanicsville Turnpike, Mechanicsville, VA 23111

Prince Street — 323 Prince Street, Tappahannock, VA 22560

Rockbridge — 744 North Lee Highway, Lexington, VA 24450

Virginia Center — 9951 Brook Road, Glen Allen, VA 23060

West Point — 16th and Main Street, West Point, VA 23181

Winterfield — 3740 Winterfield Road, Midlothian, VA 23113

Georgia Market:

Covington — 10105 Highway 142, Covington, GA 30014

Grayson — 2001 Grayson Highway, Grayson, GA 30017

Loganville — 4581 Atlanta Highway, Loganville, GA 30052

Snellville — 2238 Main Street East, Snellville, GA 30078

Maryland Market:

Arnold — 1460 Ritchie Highway, Arnold, MD 21012

Catonsville — 1000 Ingleside Avenue, Catonsville, MD 21228

Clinton — 9023 Woodyard Road, Clinton, MD 20735

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Landover Hills — 7467 Annapolis Road, Landover Hills, MD 20784

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company leases its corporate headquarters, its Rockbridge and Winterfield offices in the Virginia markets and the Arnold, Clinton, Landover Hills and Rockville offices in the Maryland market. The Company also has loan production offices in Fairfax, Virginia and Cumming, Georgia, both of which are leased.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, including its subsidiaries, is a party or of which its property is the subject.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Securities

The Company’s common stock, warrants and units trade on NYSE Amex (formerly NYSE Alternext US and the American Stock Exchange) under the symbols “BTC,” “BTC.WS,” and “BTC.U,” respectively.

The following table sets forth, for each quarter of 2008 and 2009, the quarterly high and low sales prices of the Company’s common stock, warrants and units as reported on NYSE Amex.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2008
Quarter ended March 31	$7.54	$7.38	$0.63	$0.45	$7.56	$7.55
Quarter ended June 30	7.65	3.97	0.81	0.50	5.46	5.46
Quarter ended September 30	5.00	3.81	0.82	0.45	4.87	4.25
Quarter ended December 31	4.24	1.90	0.58	0.26	3.45	3.45
2009
Quarter ended March 31	3.85	2.58	0.52	0.35	4.00	3.15
Quarter ended June 30	4.40	3.10	0.81	0.44	4.76	4.00
Quarter ended September 30	3.71	3.13	0.77	0.46	4.21	4.21
Quarter ended December 31	3.56	2.34	0.60	0.16	4.17	3.30

Holders of Record

As of December 31, 2009, there were 2,195 holders of record of the Company’s common stock, three holders of record of its warrants and one holder of record of its units, not including beneficial holders of securities held in street name.

Dividends

The Company commenced declaring dividends on its common stock in 2008 following the mergers with BOE and TFC. From the second quarter of 2008 through the first quarter of 2010, the Company paid a quarterly cash dividend of $0.04 per share to the holders of its common stock.

In addition, on December 19, 2008, the Company received $17.680 million of capital funding from the Department of the Treasury, and the capital is considered senior preferred stock. In accepting these funds, the Company is required to pay dividends of five percent annually for the first five years, and nine percent for years thereafter. The Company has made dividend payments for this capital on a quarterly basis commencing in February 2009.

The Company’s dividend policy is subject to the discretion of the board of directors and future dividend payments will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements, and general business conditions. Under a capital plan that the Company adopted in October 2009, the Company’s policy is to pay quarterly cash dividends. However, the Company has determined to limit any cash dividend payment to no more than 50% of its prior year’s earnings, excluding any goodwill impairment. The Company retains the discretion to modify this determination if its capital ratios and related models indicate that such modification is prudent and consistent with the maintenance of targeted capital levels and the improvement of return on equity on a quarterly basis. In addition, if the Company’s capital levels fall or are forecasted to fall below “well capitalized” levels, the Company will consider the suspension of the dividend payment.

The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Regulation and Supervision — Capital Requirements” in Item 1 above.

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

Following the payment of its cash dividend in February 2010, the Company determined to suspend the payment of its quarterly dividend to holders of common stock. While the Company believes that its capital and liquidity levels remain above the averages of its peers, the Company incurred a net loss to common stockholders for the 2009 year and remains concerned over asset quality and the uncertainty of the real estate markets and general economy in the central Virginia region. Due to these factors, the Company has determined that it is currently prudent to retain capital until such time as the Company experiences a return to consistent quarterly profitability.

The Company intends to continue to pay dividends with respect to its senior preferred stock and outstanding trust preferred securities, subject to regulatory requirements.

Purchases of Equity Securities by the Issuer

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the quarter ended December 31, 2009.

Stock Performance Graph

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from September 5, 2006, the date on which such stock first traded, to December 31, 2009, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on September 5, 2006 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	09/05/06	12/31/06	12/31/07	12/31/08	12/31/09
Community Bankers Trust Corporation	100.00	100.70	104.37	43.15	49.13
NASDAQ Composite	100.00	109.50	120.25	71.50	102.88
SNL Bank and Thrift	100.00	106.93	81.54	46.89	46.26

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Company appear below. We have also provided below selected financial data for the Company’s predecessor.

The Company’s historical information is derived from its consolidated financial statements as of the year ended December 31, 2009, 2008, and the nine months ended December 31, 2007, included elsewhere in this report. Company historical information for the year ended March 31, 2007 and for the period from inception (April 6, 2005) to March 31, 2006 is derived from its consolidated financial statements, which are not included elsewhere in this report.

The historical information for TCF as predecessor is derived from its audited financial statements for the period ended May 31, 2008 and the year ended December 31, 2007, included elsewhere in this report. TCF historical information for the years ended December 31, 2006 and 2005 is derived from its audited financial statements, which are not included elsewhere in this report.

The historical information for BOE as predecessor is derived from its audited financial statements for the period ended May 31, 2008 and the year ended December 31, 2007, included elsewhere in this report. BOE historical information for the years ended December 31, 2006 and 2005 is derived from its audited financial statements, which are not included elsewhere in this report

The information provided below is only a summary and should be read in conjunction with each company’s consolidated financial statements and related notes and Management’s Discussion and Analysis contained elsewhere in this report. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

Historical Financial Information of the Company

	Twelve months ended 12/31/2009	Twelve months ended 12/31/2008	Nine months ended 12/31/2007	Twelve months ended 3/31/2007	Period from April 6, 2005 (inception) to 3/31/2006
	(dollars in thousands, except per share amounts)
Results of Operations
Interest and dividend income	$64,520	$23,335	$1,944	$2,268	$—
Interest expense	25,134	8,560	—	—	—

Net interest income	39,386	14,775	1,944	2,268	—
Provision for loan losses	19,089	2,572	—	—	—

Net interest income after provision for loan losses	20,297	12,203	1,944	2,268	—
Noninterest income	26,240	1,780	—	—	—
Noninterest expenses	75,468	12,627	263	338	—

(Loss)/income before income taxes	(28,931)	1,356	1,681	1,930	—
Income tax expense	404	133	576	806	—

Net (loss) income	$(29,335)	$1,223	$1,105	$1,124	$—

Financial Condition
Assets	$1,226,723	$1,030,240	$59,441	$58,812	$437
FDIC Indemnification asset	76,107	—	—	—	—
Loans, covered by FDIC shared-loss agreement	150,935	—	—	—	—
Loans, net of unearned income (excluding covered loans)	578,629	523,298	—	—	—
Deposits	1,031,402	806,348	—	—	—
Stockholders’ equity	131,594	164,403	45,312	44,279	47

Ratios
Return on average assets	(2.33%)	0.25%	1.87%	1.95%	—
Return on average equity	(18.99%)	1.52%	2.47%	2.52%	—
Non-GAAP return on average tangible assets (1)	0.30%	0.42%	—	—	—
Non-GAAP return on average tangible common equity (1)	3.74%	4.61%	—	—	—
Efficiency ratio (2)	115.00%	76.27%	13.53%	14.90%	—
Equity to assets	10.73%	15.96%	76.23%	75.29%	—
Loan to deposit ratio	70.74%	64.90%	—	—	—
Tangible Common Equity / Tangible Assets	7.67%	9.64%	76.23%	75.29%	—

Per Share Data
Earnings per common share, basic	$(1.41)	$0.07	$0.12	$0.14	$—
Earnings per common share, diluted	$(1.41)	$0.07	$0.09	$0.11	$—
Non-GAAP earnings per common share, diluted (1)	$0.17	$0.11	$0.09	$0.11	$—
Cash dividends paid	$3,435	$1,755	$—	$—	$—
Market value per share	$3.21	$3.00	$7.41	$7.26	$—
Book value per tangible common share	$4.24	$4.30	$4.83	$5.54	$—
Price to earnings ratio, diluted	(2.27%)	42.86%	82.33%	66.25%	—
Price to book value ratio	60.6%	43.9%	153.3%	131.1%	—
Dividend payout ratio	(11.33%)	143.50%	—	—	—
Weighted average shares outstanding, basic	21,468,455	16,429,894	9,375,000	7,997,740	1,807,292
Weighted average shares outstanding, diluted	21,468,455	17,517,895	11,807,432	10,256,708	1,807,292

Asset quality ratios
Allowance for loan losses	$18,169	$6,939	$—	$—	$—
Allowance for loan losses / non-covered loans (3)	3.14%	1.33%	—	—	—
Allowance for loan losses / nonperforming non-covered loans (3)	89.69%	140.72%	—	—	—
Allowance for loan losses / nonaccrual non-covered loans (3)	90.80%	153.04%	—	—	—
Non-covered nonperforming assets / non-covered loans and non-covered other real estate (3)	3.77%	0.98%	—	—	—

Capital ratios
Leverage ratio	8.93%	12.54%	—	—	—
Tier 1 risk-based capital ratio	14.82%	18.92%	—	—	—
Total risk-based capital ratio	16.03%	20.00%	—	—	—

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section “Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes assets covered by FDIC shared-loss agreements.

Historical Financial Information of BOE as Predecessor

		For the Years Ended December 31
	5/31/2008	2007	2006	2005
		(dollars in thousands, except per share amounts)
Summary balance sheet data:
Assets	$317,803	$302,431	$281,378	$261,931
Investment securities	58,898	57,304	60,516	56,581
Loans	233,353	221,549	196,891	182,456
Allowance for loan losses	2,729	2,595	2,400	2,249
Deposits	256,382	244,593	230,865	223,132
Other borrowed funds	27,141	24,276	19,331	10,934
Stockholders’ equity	29,681	30,110	28,047	26,235
Summary results of operations data:
Interest and dividend income	$7,775	$18,694	$16,734	$14,343
Interest expense	3,745	8,695	6,972	4,469

Net interest income	4,030	9,999	9,762	9,874
Provision for loan losses	200	6	125	240

Net interest income after provision for loan losses	3,830	9,993	9,637	9,634

Noninterest income	854	1,958	2,251	1,601
Noninterest expense	4,882	8,763	7,893	7,262

(Loss) income from continuing operations before income taxes	(198)	3,188	3,995	3,973
Income tax (benefit) expense	(10)	580	872	872

Net income (loss )	$(188)	$2,608	$3,123	$3,101

Per Share Data:
Net income (loss) per share - basic	$(0.15)	$2.16	$2.60	$2.60
Net income (loss) per share - diluted	$(0.15)	$2.15	$2.58	$2.58
Book value	$24.46	$24.84	$23.22	$21.90
Weighted average number of shares outstanding	1,213,285	1,214,944	1,210,922	1,203,725
Operating ratios:
Loan to deposit ratio	91.02%	90.58%	85.28%	81.77%
Asset quality ratios:
Allowance for loan losses to nonperforming assets	687.41%	2276.32%	2352.94%	548.54%
Allowance for loan losses to total loans	1.17%	1.17%	1.22%	1.23%
Nonperforming assets to total loans	0.17%	0.05%	0.05%	0.22%
Capital ratios: (1)
Leverage ratio	11.00%	11.40%	11.70%	11.55%
Tier 1 risk-based capital ratio	14.30%	14.70%	15.40%	14.76%
Total risk-based capital ratio	15.20%	15.70%	16.40%	15.67%

(1) Capital ratios for May 31, 2008 period were taken from March 31, 2008 data.

Historical Financial Information of TFC as Predecessor

		For the Years Ended December 31
	5/31/2008	2007	2006	2005
		(dollars in thousands, except per share amounts)
Summary balance sheet data:
Assets	$270,053	$238,271	$198,445	$190,648
Investment securities	11,285	16,643	35,017	31,237
Loans	241,880	205,480	151,399	134,930
Allowance for loan losses	3,426	3,036	2,065	1,602
Deposits	232,134	203,598	164,973	146,603
Other borrowed funds	5,218	—	2,017	12,787
Stockholders’ equity	28,387	33,233	30,553	30,370
Summary results of operations data:
Interest and dividend income	$7,111	$17,143	$14,307	$10,957
Interest expense	3,318	6,676	4,958	3,497

Net interest income	3,793	10,467	9,349	7,460
Provision for loan losses	1,348	1,686	493	266

Net interest income after provision for loan losses	2,445	8,781	8,856	7,194

Noninterest income	429	1,110	1,011	791
Noninterest expense	8,229	10,643	8,933	9,334

(Loss) income from continuing operations before income taxes	(5,355)	(752)	934	(1,349)
Income tax (benefit) expense	(1,454)	(3,325)	15	—

Net income (loss) from continuing operations	(3,901)	2,573	919	(1,349)
Net loss from discontinued operations	—	(77)	(802)	(423)

Net income (loss)	$(3,901)	$2,496	$117	$(1,772)

Per Share Data:
Net income (loss) per share from continuing operations - basic and diluted	$(0.85)	$0.56	$0.20	$(0.41)
Net income (loss) per share - basic and diluted	$(0.85)	$0.54	$0.03	$(0.53)
Book value	$6.19	$7.24	$6.67	$6.63
Weighted average number of shares outstanding	4,586,741	4,586,741	4,581,741	3,315,479
Operating ratios:
Loan to deposit ratio	104.20%	100.92%	91.78%	92.15%
Asset quality ratios:
Allowance for loan losses to nonperforming assets	87.53%	142.2%	214.86%	970.91%
Allowance for loan losses to total loans	1.42%	1.48%	1.36%	1.19%
Nonperforming assets to total loans	1.62%	1.04%	0.63%	0.12%
Capital ratios: (1)
Leverage ratio	13.36%	13.61%	15.86%	17.59%
Tier 1 risk-based capital ratio	13.64%	13.95%	17.16%	18.91%
Total risk-based capital ratio	14.89%	15.20%	18.32%	19.92%

(1) Capital ratios for May 31, 2008 period were taken from March 31, 2008 data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia. The Bank changed its name from Bank of Essex to Essex Bank on April 20, 2009.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns non-interest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of non-interest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies. The Company’s income is offset by non-interest expense, which consists of goodwill impairment and other charges, salaries and benefits, occupancy and equipment costs, professional fees, and other operational expenses. The provision for loan losses and income taxes materially affect income.

Caution About Forward-Looking Statements

The Company makes certain forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	general economic and market conditions, either nationally or locally;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the quality or composition of the Company’s loan or investment portfolios;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the timing of future reimbursements from the FDIC to the Company under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	the integration of banking and other internal operations, and associated costs;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

These factors and additional risks and uncertainties are described in the “Risk Factors” discussion in Part I, Item 1A, of this report.

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

Allowance for Loan and Lease Losses on Non-covered Loans

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

The Company utilizes an internal risk grading system for its loans. Those larger credits that exhibit probable or well defined credit weaknesses are subject to individual review. The borrower’s cash flow, adequacy of collateral coverage, and other options available to the Company, including legal remedies, are evaluated. The review of individual loans includes those loans that are impaired as defined by FASB ASC310, Receivables. Collectability of both principal and interest when assessing the need for loss provision is considered. Historical loss rates are applied to other loans not subject to specific allocations. The loss rates are determined from historical net charge offs experienced by the Bank.

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

Allowance for Loan and Lease Losses on Covered Loans

The assets acquired in the SFSB acquisition are covered by a shared-loss agreement with the FDIC. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.

The Company evaluated the acquired covered loans and has elected to account for them under ASC 310.

The covered loans acquired are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through allowance for loan loss. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

FDIC Indemnification Asset

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the Purchase and Assumption Agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to a FDIC loss sharing agreement and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset, and in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

Goodwill and Other Intangible Assets

The Company adopted FASB ASC 350, Intangibles - Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill impairment charges of $31.457 million were realized in 2009. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of ASC 350 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of ASC 350. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $2.241 million for the year ended December 31, 2009 and $975,000 for the year ended December 31, 2008. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers.

OVERVIEW

As of December 31, 2009, the Company had total assets aggregating $1.227 billion versus $1.030 billion at the prior year end, representing an increase of $196.483 million, or 19.07%. The increase in assets for the year was the direct result of the SFSB acquisition in January of 2009. Total loans, including loans covered by FDIC shared-loss agreements of $150.935 million, aggregated $729.564 million on December 31, 2009 compared with $523.298 million at December 31, 2008, representing an increase of $206.266 million or 39.42%. The majority of loan growth during 2009 was attributable to the aforementioned SFSB acquisition.

As of December 31, 2008, the Company had total assets of $1.030 billion, an increase of $970.799 million, or 1,633.21%, from $59.441 million at December 31, 2007. Total loans aggregated $523.298 million on December 31, 2008 and were $0 on December 31, 2007. As further described in the Note 1 to the consolidated financial statements, the Company acquired TFC and BOE effective May 31, 2008. Financial statements and accompanying notes for TFC and BOE are included in this report.

The securities portfolio increased $8.482 million or 2.90% during 2009 to aggregate $300.951 million at December 31, 2009 compared with $292.469 million at December 31, 2008. As loan growth remained fairly stagnant due to weak credit conditions nationwide, management continued to invest excess funds in the securities portfolio to augment earnings.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the December 31, 2009 and December 31, 2008 securities AFS portfolio were $179.440 and $193.992 million, respectively. At December 31, 2009, the Company had a net unrealized gain the AFS portfolio of $3.079 million versus a net unrealized loss of $700,000 at December 31, 2008.

Total deposits grew $225.054 million or 27.91% during 2009 to aggregate $1.031 billion at December 31, 2009. This increase was attributed to the acquisition of SFSB in January of 2009. During 2009, management proactively managed excess liquidity afforded from its deposit base allowing higher priced time deposits to roll-over at lower rates or run-off if deemed volatile relative to pricing.

The Company had Federal Home Loan Bank (FHLB) advances aggregating $37.000 million at December 31, 2009 down slightly from the prior year of $37.900 million. Stockholders’ equity aggregated $131.594 million at December 31, 2009 compared with $164.403 million at December 31, 2008. The decline in stockholders’ equity was driven by a $31.457 million non-cash impairment of goodwill taken during the year. Total equity represented 10.73% and 15.96% of total assets at December 31, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

Net income for 2009 reflects a full twelve months for the Company of consolidated operations for the holding company and the banking subsidiary, while net income for 2008 reflects five months for the Company and seven months of consolidated operations for the holding company and the banking subsidiary. Net income for 2007 is reflective of the nine month period from April 1, 2007 to December 31, 2007 for the holding company only, which did not have any operations. The Company changed accounting year end in 2007, thus resulting in the nine month operating period. It is important to note that prior year comparisons should be viewed with realization of twelve months of bank operations in 2009, seven months of bank operations in 2008 and, no bank operating activity in 2007.

From its inception until consummation of the acquisitions of TFC and BOE on May 31, 2008, the Company was a special purpose acquisition company, as described above, and had no substantial operations. Accordingly, since the Company’s operating activities prior to the acquisitions were insignificant relative to those of TFC and BOE, management believes that both TFC and BOE are the Company’s predecessors. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of each of TFC and BOE, the historical level of operations of each of TFC and BOE, the purchase price paid for each of TFC and BOE and the fact that the consolidated Company’s operations, revenues and expenses after the acquisitions are most similar in all respects to those of TFC’s and BOE’s historical periods. Accordingly, the consolidated financial statements for the Predecessor Entities for the five months ended May 31, 2008 and the year ended December 31, 2007 have been presented.

Net Income

For the year ended December 31, 2009, the Company recorded a net loss available to common shareholders of $30.312 million compared with net income of $1.223 million for 2008. Basic and fully diluted earnings per share were ($1.41) for 2009 versus $0.07 for 2008, respectively. The net loss for the year of 2009 was primarily driven by two non-cash goodwill impairment charges aggregating $31.457 million taken during the second and fourth quarters, coupled with $19.089 million in loan loss provisions for the year. These items were offset by a gain of $20.255 million on the SFSB transaction.

For the year ended December 31, 2008, net income was $1.223 million. This compares with net income of $1.105 million for the year ended December 31, 2007, an increase of 10.68%, or $118,000. Basic earnings per share were $0.07 for 2008 and $0.12 for 2007. Fully diluted earnings per share were $0.07 for 2008 and $0.09 for 2007.

Nonaccrual loans, excluding covered loans, aggregated $20.011 million at December 31, 2009, or 3.46% of non-covered loans compared with $4.534 million at December 31, 2008, or 0.87% of non-covered loans at December 31, 2008. Non-covered other real estate owned increased $1.363 million to aggregate $1.586 million at December 31, 2009. Covered other real estate equaled $12.822 million at December 31, 2009. Loans past due 90 days or more and accruing interest equaled $247,000 at December 31, 2009 versus $397,000 at the prior year end. Net charged-offs totaled $7.859 million in 2009 versus $938,000 in 2008. Total non-performing non-covered assets equaled 3.77% and 0.98% of total non-covered loans and non-covered other real estate at December 31, 2009 and 2008, respectively.

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

For the year ended December 31, 2009, net interest income was $39.386 million, which generated a tax equivalent net interest margin of 3.83%. The net interest margin is defined as net interest income divided by average interest-earning assets. The Bank’s net interest margin improved 22 basis points during 2009 from 3.61% in 2008 primarily from improved yields on earning assets. Most notably, the yields related to the fair market value of loans acquired from SFSB enhanced the margin. Concurrently, management proactively managed the deposit base in three states lowering the overall cost of funds during the year.

Interest and fees on non-covered loans increased $16.325 million or 82.90% to aggregate $36.019 million during 2009. Interest and fee income on covered loans equaled $15.139 million during 2009. In total, loan interest income continues to be the largest component driving the net interest margin. Total interest expense totaled $25.134 million during 2009 of which interest on deposits was $23.717 million. This compares with $8.560 million and $7.695 million, respectively in 2008.

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

The Company’s total loan to deposit ratio was 70.74% at December 31, 2009 versus 64.90% at December 31, 2008. The ratio increased during 2009 due to the new loans acquired during the SFSB acquisition, yet remains nominal relative to industry standards. As noted in the prior year, this ratio was affected during the fourth quarter of 2008 by the TCB transaction which accounted for $305.197 million of deposits at December 31, 2008. These excess funds were immediately invested in U. S. Government and Agency securities.

The following table presents the total amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made. Any non-accruing loans have been included in the table as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

(Dollars in thousands)

	Twelve months ended December 31, 2009			Twelve months ended December 31, 2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS:
Loans, including fees	$554,875	$36,019	6.49%	$291,819	$19,694	6.75%
Loans covered by FDIC loss share	161,243	15,139	9.39%	—	—	—

Total loans	716,118	51,158	7.14%	291,819	19,694	6.75%
Interest bearing bank balances	21,542	296	1.38%	40,927	356	0.87%
Federal funds sold	16,567	37	0.22%	4,895	90	1.84%
Investments (taxable)	228,871	9,635	4.21%	60,451	2,297	3.80%
Investments (tax exempt) (1)	90,209	5,142	5.70%	23,791	1,360	5.72%

Total earning assets	1,073,307	66,268	6.17%	421,883	23,797	5.64%
Allowance for loan losses	(12,022)			(3,360)
Non-earning assets	199,245			65,682

Total assets	$1,260,530			$484,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — interest bearing	$196,259	$1,933	0.98%	$55,811	$845	1.51%
Savings	55,626	468	0.84%	18,109	229	1.26%
Time deposits	727,085	21,316	2.93%	231,756	6,621	2.86%

Total deposits	978,970	23,717	2.42%	305,676	7,695	2.52%
Fed funds purchased	971	8	0.82%	5,436	131	2.41%
FHLB and other borrowings	43,048	1,409	3.27%	15,861	734	4.63%

Total interest-bearing liabilities	1,022,989	25,134	2.46%	326,973	8,560	2.62%

Non-interest bearing deposits	62,034			52,945
Other liabilities	21,012			23,935

Total liabilities	1,106,035			403,853
Stockholders’ equity	154,495			80,352

Total liabilities and stockholders’ equity	$1,260,530			$484,205

Net interest earnings		$41,134			$15,237

Interest spread			3.71%			3.02%

Net interest margin			3.83%			3.61%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2009

(Dollars in thousands)

	2009 compared to 2008
	Increase (Decrease)
	Volume	Rate	Total
Interest Income:

Loans, including fees	$28,641	$2,823	$31,464
Interest bearing bank balances	(170)	110	(60)
Federal funds sold	215	(268)	(53)
Investments	10,192	(358)	9,834

Total Earning Assets	38,878	2,307	41,185
Interest Expense:
Demand deposits	2,121	(1,033)	1,088
Savings deposits	473	(234)	239
Time deposits	14,166	529	14,695

Total deposits	16,760	(738)	16,022
Other borrowed funds	923	(371)	552

Total interest-bearing Liabilities	17,683	(1,109)	16,574

Net increase (decrease) in net interest income	$21,195	$3,416	$24,611

Noninterest Income

Noninterest income equaled $26.240 million during 2009, which included a first quarter gain on the SFSB transaction of $20.255 million. Service charges on deposit accounts were $2.506 million; other noninterest income was $1.967 million, securities gains were $856,000, and gains on other real estate totaled $656,000.

Noninterest income was $1.780 million for the year-ended December 31, 2008 compared with $0 for 2007. Service charges on deposit accounts were $1.185 million and other noninterest income was $629,000. The largest components of service charge income were derived from NSF fees which aggregated $780,000 and deposit ATM fees which totaled $274,000 during 2008. The largest components of other noninterest income during 2008 were evidenced in Bank owned life insurance income of $161,000 and investment advisory fees of $72,000.

Provision for Loan Losses

For the year ended December 31, 2009, loan loss provisions were $19.089 million versus $2.572 million recorded for the seven months ended December 31, 2008. Net charge-offs were $7.859 million during 2009 versus $938,000 during 2008. There were no provisions, charge-offs or recoveries during 2007.

Significant increases were made to the loan loss reserve during the third quarter of 2009 as economic conditions continued to show signs of deterioration, which necessitated further provisions for impairments of classified assets. The most notable impetus for the provision was evidenced in one borrowing relationship which was previously impaired and on the Bank’s watch list. Current information related to unwinding that credit necessitated further impairment which amounted to approximately 50% of the provision during the third quarter and subsequent charge-off in the fourth quarter. After a $3.0 million charge-off in the fourth quarter, the amount of this loan outstanding at December 31, 2009 was $4.246 million, with specific allowance of $62,000. The loan was placed on non-accrual status during June of 2009. The loan, classified as commercial/residential real estate development which was originated approximately 10 years ago, is collateralized by real estate. The most recent appraisal on the underlying collateral dated April 2009 equaled $9.0 million. Other evaluation procedures included discussions with professionals knowledgeable with similar developments and potential buyers and sellers. The remaining balance of the provision during the third and fourth quarters of the year was attributable to downgraded credits and further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.

While the Maryland loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. Net-charge off activity has increased during recent quarters, a trend that is expected to continue until economic conditions improve. Please refer to the Asset Quality discussion below for further analysis.

Noninterest Expenses

During 2009, noninterest expenses were $75.468 million; inclusive of the aforementioned $31.457 million in goodwill impairment charges. Salaries and employee benefits were $21.967 million and represented 49.91% of noninterest expense, exclusive of the goodwill impairment charge. Throughout the year, the management team has been expanded, providing additional depth to the management of the Company. The Company anticipates less staffing increases in 2010 relative to 2009 as its current staffing level has a greater capacity to effectively manage the Company through current and anticipated opportunities and challenges.

In February 2010, the Company approved two transaction-based bonus awards in the aggregate amount of $2.986 million to Gary A. Simanson, who was the Company’s chief strategic officer until April 2010. The approval of the bonus awards was made pursuant to a provision in Simanson’s employment agreement that provides for a cash bonus payment for financial advisory and other services that Simanson renders in connection with the negotiation and consummation of a merger or other business combination or the acquisition of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to Simanson’s services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of TCB in November 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB in January 2009. The amounts of the bonuses are based on, with respect to the TCB transaction, the total amount of non-brokered deposits that the Bank assumed in that transaction and, with respect to the SFSB transaction, the total amount of loans and other assets that the Bank acquired in that transaction, and the Company looked closely at a number of factors, including the value that each of the transactions provided the Company, in approving the bonuses. In accordance with generally accepted accounting principles, the Company reflected these bonuses in the financial statements for the year and three months ended December 31, 2009. See Note 27 to the Company’s financial information for additional information with respect to these bonus awards.

As of April 22, 2010, the Company is actively discussing with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company is working diligently to resolve these issues. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be paid following the resolution of these issues.

Other noninterest expense costs during 2009 included other operating expenses of $6.791 million, data processing fees of $2.837 million, occupancy expenses of $2.662 million, FDIC assessments of $2.904 million, amortization of core deposit intangibles of $2.241 million, professional fees of $2.012 million, equipment expense of $1.595 million, and legal fees of $1.002 million.

During 2009, the Company successfully integrated the core processing systems of both TCB and SFSB. Management anticipates operational efficiencies for these measures in 2010 and beyond. During the fourth quarter of 2008, the Company consolidated its core processing systems for TFC and BOE. While this created economies of scale and increased capacity, there were significant installation, training and implementation costs.

Noninterest expenses were $12.627 million during 2008. Salaries and employee benefits were $5.590 million and represented the largest component of this category. Other noninterest expenses included other operating expenses of $3.120 million, amortization of intangibles of $975,000, occupancy expenses of $884,000, equipment expense of $665,000, data processing fees of $499,000 and legal fees of $429,000 for the operating period.

Income Taxes

The Company recorded an income tax expense of $404,000 for 2009 compared to income tax expense of $133,000 and $576,000 for the years ended December 31, 2008 and 2007, respectively.

The substantial difference in income tax expense during 2009 relative to net operating loss is directly attributable to the goodwill impairement charges taken during the year and the Company’s inability to use it as a tax deduction, despite the substantial reduction to earnings.

The reduced income tax provision as a percentage of taxable income during 2008 was due in part to a net operating loss carry-forward afforded by the former TFC and by the addition of nontaxable interest income on bank-qualified state, county, and municipal securities.

Asset Quality – non-covered assets

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the loan portfolio.

Non-covered loan quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risks inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the covered loan portfolio, the value and appropriateness of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of non-covered loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2009, nonperforming assets totaled $21.844 million and net charge-offs were $7.859 million. This compares with nonperforming assets of $5.154 million and net charge-offs of $938,000 for the year ended December 31, 2008. Nonperforming loans increased $15.327 million during 2009, primarily attributable to eight credit relationships aggregating approximately $14.928 million being placed in nonaccrual status. These borrowers are commercial/ residential land developers and their loans are secured by real estate. Approximately $3.0 million related to these loans was charged-off in the fourth quarter of 2009. The remaining increase in nonperforming loans during 2009 was all smaller credit relationships. These creditors were primarily commercial/residential land developers with loans secured by real estate.

The following table sets forth selected asset quality data and ratios with respect to our non-covered assets of December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Nonaccrual loans	$20,011	$4,534
Loans 90 days past due and accruing interest	247	397

Total nonperforming loans	$20,258	$4,931
Other real estate owned (OREO) - non-covered	1,586	223

Total nonperforming non-covered assets	$21,844	$5,154

Nonperforming non-covered assets to non-covered loans and non-covered OREO	3.77%	0.98%
Allowance for loan losses to nonperforming non-covered loans	89.69%	140.72%

A further breakout of nonaccrual loans, excluding covered loans, at December 31, 2009 and 2008 is below:

	December 31, 2009			December 31, 2008
	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans
Mortgage loans on real estate
Residential 1-4 family	$4,750	$146,141	3.25%	$594	$129,607	0.46%
Commercial	3,861	188,991	2.04%	782	158,062	0.49%
Construction and land development	10,115	144,297	7.01%	1,655	139,515	1.19%
Second mortgages	194	13,935	1.39%	497	15,599	3.19%
Multifamily	—	11,995	0.00%	—	9,370	0.00%
Agriculture	—	5,516	0.00%	433	5,143	8.42%

Total real estate loans	18,920	510,875	3.70%	3,961	457,296	0.87%
Commercial loans	174	42,157	0.41%	224	45,320	0.49%
Consumer installment loans
Personal	910	14,145	6.43%	25	14,457	0.17%
All other loans	7	12,205	0.06%	324	7,005	4.63%

Gross loans	$20,011	$579,382	3.45%	$4,534	$524,078	0.87%

See Note 4 to the Company’s financial statements for information related to the allowance for loan losses. As of December 31, 2009 and December 31, 2008, total impaired non-covered loans equaled $56.456 million and $26.216 million, respectively.

See Note 3 to the TFC financial statements and Note 3 to the BOE financial statements for asset quality data as of, and for the periods ended, May 31, 2008 and December 31, 2007.

Asset Quality –covered assets

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool. No impairment charges were posted to the allowance for loan losses during 2009.

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by FDIC shared-loss agreement, at December 31, 2009 are as follows (dollars in thousands):

2009
Nonaccrual covered loans (1)	$49,906
Other real estate owned (OREO) - covered	12,822

Total nonperforming covered assets	$62,728

(1)	Amount is based on contractual book value. Contractual book value of total covered loans is $242.0 million. In accordance with ASC 310, covered loans are recorded at fair market value of $150.9 million.

For more information regarding the FDIC shared-loss agreements, see the discussion of the allowance for covered loans under the “Critical Accounting Policies” section of this document.

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

The Company’s ratio of total capital to risk-weighted assets was 16.03% on December 31, 2009. The ratio of Tier 1 Capital to risk-weighted assets was 14.82% on December 31, 2009. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 8.93% on December 31, 2009. It is important to note that the decline in the leverage ratio for the year was the direct result of adding assets to the balance sheet for the SFSB transaction. While these assets are partially guaranteed by the FDIC, this ratio does not adjust average assets accordingly for the “covered” risk associated with the FDIC guarantee.

All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.89% during 2009.

The Company’s ratio of total capital to risk-weighted assets was 20.00% on December 31, 2008. The ratio of Tier 1 Capital to risk-weighted assets was 18.92% on December 31, 2008. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54% on December 31, 2008. Trust preferred debt had a weighted average cost of 6.33% from May 31, 2008, the date of the merger with BOE, through December 31, 2008.

Loans

Asset growth during 2009 was centered in loans related to the SFSB transaction (the “covered loans”). Total loans, including FDIC covered loans, at December 31, 2009 were $729.564 million, an increase of $206.266 million, or 39.42%, compared with $523.298 million at December 31, 2008. The fair value of SFSB loans aggregated $150.935 million at December 31, 2009. Accordingly, the non-covered loan portfolio increased $55.331 million or 10.57% during the year. Of this amount, approximately $21 million of additional loans were purchased from the FDIC during 2009 related to the TCB transaction in 2008.

As of December 31, 2008, loans purchased under the TCB agreement totaled $1.5 million, all of which were secured by deposits.

The following table indicates the total dollar amount of loans outstanding and the percentage of gross loans as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	2009
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$146,141	25.22%	$119,065	78.88%	$265,206	36.31%
Commercial	188,991	32.62%	5,835	3.87%	194,826	26.68%
Construction and land development	144,297	24.91%	17,020	11.28%	161,317	22.09%
Second mortgages	13,935	2.41%	8,194	5.43%	22,129	3.03%
Multifamily	11,995	2.07%	—	0.00%	11,995	1.64%
Agriculture	5,516	0.95%	627	0.41%	6,143	0.84%

Total real estate loans	510,875	88.18%	150,741	99.87%	661,616	90.59%
Commercial loans	42,157	7.28%	—	0.00%	42,157	5.77%
Consumer installment loans
Personal	14,145	2.44%	194	0.13%	14,339	1.97%
All other loans	12,205	2.10%	—	0.00%	12,205	1.67%

Gross loans	579,382	100.00%	150,935	100.00%	730,317	100.00%

Less unearned income on loans	(753)		—		(753)

Loans, net of unearned income	$578,629		$150,935		$729,564

	2008
	Total Loans
Mortgage loans on real estate
Residential 1-4 family	$129,607	24.73%
Commercial	158,062	30.16%
Construction and land development	139,515	26.62%
Second mortgages	15,599	2.98%
Multifamily	9,370	1.79%
Agriculture	5,143	0.98%

Total real estate loans	457,296	87.26%
Commercial loans	45,320	8.65%
Consumer installment loans
Personal	14,457	2.76%
All other loans	7,005	1.33%

Gross loans	524,078	100.00%

Less unearned income on loans	(780)

Loans, net of unearned income	$523,298

See Note 3 to the TFC financial statements and Note 3 to the BOE financial statements for loan information as of May 31, 2008 and December 31, 2007.

The Company has a significant portion of its loan portfolio in real estate secured borrowings. The following table indicates the contractual maturity of commercial and real estate construction loans as of December 31, 2009:

	Non-covered loans		Covered loans
(dollars in thousands)	Commercial	Real Estate Construction	Commercial	Real Estate Construction
Within 1 year	$23,722	$115,558	$—	$9,681

Variable Rate
One to Five Years	$1,050	$16,200	$—	$—
After Five Years	1,505	1,630	—	7,126

Total	$2,555	$17,830	$—	$7,126

Fixed Rate
One to Five Years	$14,500	$10,631	$—	$—
After Five Years	1,380	278	—	213

Total	$15,880	$10,909	$—	$213

Total Maturities	$42,157	$144,297	$—	$17,020

Most of 1-4 family residential loans have contractual maturities exceeding five years.

Allowance for Credit Losses on Non-covered loans

The following table indicates the dollar amount of the allowance for loan losses, including charge-offs and recoveries by loan type as of December 31 and related ratios:

(Dollars in thousands)
	2009	2008
Balance, beginning of year	$6 ,939	$—
Allowance from acquired predecessor banks	—	5,305
Loans charged-off:
Commercial	434	539
Real estate	7,753	212
Consumer and other loans	414	229

Total loans charged-off	8,601	980
Recoveries:
Commercial	22	—
Real estate	614	—
Consumer and other loans	106	42

Total recoveries	742	42

Net charge-offs (recoveries)	7,859	938
Provision for loan losses	19,089	2,572
Balance, end of year	$18,169	$6,939

Allowance for loan losses to non-covered loans	3.14%	1.33%
Net charge-offs (recoveries) to average non-covered loans	1.42%	0.32%
Allowance to nonperforming non-covered loans	89.69%	140.72%

During 2009, the Bank’s net charge-offs increased $6.921 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2009: 5.24% for commercial loans, 90.84% for real estate loans, and 3.92% for consumer loans.

During 2008, net charge-offs for commercial loans were 57.46% of total net charge-offs. Net charge-offs for real estate loans were 22.60% of net charge-offs, while net charge-offs for consumer loans were 19.94% of net charge-offs.

See Note 3 to the TFC financial statements and Note 3 to the BOE financial statements for allowance for loan loss information as of, and for the periods ended, May 31, 2008 and December 31, 2007.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to non-covered loans as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	2009		2008
	amount	%(1)	amount	%(1)
Commercial	$2,442	7.28	$2,919	8.7%
Real Estate Construction and land development	4,972	24.91%	338	26.6%
Real Estate Mortgage	10,284	63.27%	3,528	60.6%
Consumer and other	471	4.54%	154	4.1%

	$18,169	100.0%	$6,939	100.0%

(1)	The percent represents the loan balance divided by total non-covered loans.

Allowance for Credit Losses on Covered Loans

The covered loans acquired are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through allowance for loan loss. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Securities

The Company invests funds in securities primarily to provide liquidity while earning income. At December 31, 2009 the investment portfolio aggregated $300.951 million increasing 2.90% or $8.482 million from the prior year. While investment growth was nominal in dollars during 2009, the composition of the securities portfolio shifted from being heavily concentrated in mortgage backed-securities to state county and municipal securities. This shift in the securities mix was made in an effort to maximize earnings without compromising the credit quality of the portfolio. At December 31, 2009, the Company had securities designated available for sale of $179.440 million, and held to maturity of $113.165 million with equity securities totaling $8.346 million. The Company does not hold any trust preferred securities, private label CMO’s, or other esoteric instruments that have evidenced credit deterioration throughout the financial industry.

As of December 31, 2008, securities equaled $292.469 million. The purchase and assumption of TCB on November 21, 2008, resulted in a large influx of cash immediately available for investment in December 2008. Nearly two-thirds, or 66.33%, of the securities portfolio was designated available for sale, which equaled $193.992 million at December 31, 2008. Securities classified held to maturity totaled $94.865 million, and the remaining $3.612 million were equity securities concentrated in restricted stock held with the Federal Reserve Bank, FHLB, and Community Bankers Bank.

The following table summarizes the securities portfolio, except restricted stock and equity securities, by issuer as of the dates indicated (available for sale securities are not adjusted for unrealized gains or losses):

	December 31
	2009	2008
(amortized cost)	(Dollars in thousands)
US government and agency securities	$18,141	$34,729
Obligations of states and political subdivisions	117,928	73,873
Corporate and other securities	2,535	7,418
Mortgage-backed securities	149,730	173,214

	$288,334	$289,234

See Note 2 to the TFC financial statements and Note 2 to the BOE financial statements for securities portfolio information as of May 31, 2008 and December 31, 2007.

The following table summarizes the securities portfolio by contractual maturity and issuer, including their weighted average yields as of December 31, 2009, excluding restricted stock (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury Issue and other U.S. Government agencies
Amortized Cost	$11,021	$5,001	$2,119	$—	$18,141
Fair Value	11,310	5,129	2,137	—	18,576
Weighted Avg Yield	3.85%	3.40%	3.83%	0.00%	3.72%
State, county and municipal
Amortized Cost	7,268	25,757	58,122	26,781	117,928
Fair Value	7,327	26,202	58,906	27,312	119,747
Weighted Avg Yield	5.77%	5.16%	5.28%	6.18%	5.49%
Corp bonds & other securities
Amortized Cost	—	2,535	—	—	2,535
Fair Value	—	2,657	—	—	2,657
Weighted Avg Yield	0.00%	4.69%	0.00%	0.00%	4.69%
Mortgage Backed securities
Amortized Cost	3,859	93,411	46,766	5,694	149,730
Fair Value	3,898	96,442	48,364	5,896	154,600
Weighted Avg Yield	3.61%	4.24%	4.96%	4.75%	4.47%
Financial securities
Amortized Cost				1,192	1,192
Fair Value				868	868
Weighted Avg Yield				0.00%	0.00%
Total
Amortized Cost	22,148	126,704	107,007	33,667	289,526
Fair Value	22,535	130,430	109,407	34,076	296,448
Weighted Avg Yield	4.44%	4.40%	5.11%	5.72%	4.82%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 are as follows (dollars in thousands):

	2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corp & other bonds	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial securities	1,192	113	(437)	868

Total securities available for sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corp & other bonds	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total securities held to maturity	$113,165	$3,855	$(12)	$117,008

	2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$28,732	$358	$(21)	$29,069
State, county and municipal	64,600	478	(2,184)	62,894
Corp & other bonds	7,418	19	(188)	7,249
Mortgage backed securities	93,619	803	(66)	94,356
Financial securities	323	111	(10)	424

Total securities available for sale	$194,692	$1,769	$(2,469)	$193,992

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$5,997	$37	$—	$6,034
State, county and municipal	9,273	1	—	9,274
Mortgage backed securities	79,595	62	—	79,657

Total securities held to maturity	$94,865	$100	$—	$94,965

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31, 2009 and 2008 (dollars in thousands):

	2009			2008
	Average Balance Sheet	Interest Expense	Average Rates Paid	Average Balance Sheet	Interest Expense	Average Rates Paid
NOW	$110,677	$710	0.64%	$33,172	$197	0.59%
MMDA	85,582	1,223	1.43%	22,639	648	2.86%
Savings	55,626	468	0.84%	18,109	229	1.26%
Time deposits less than $100,000	487,455	15,110	3.10%	112,716	3,431	3.04%
Time deposits $100,000 and over	239,630	6,206	2.59%	119,040	3,190	2.68%

Total deposits	$978,970	$23,717	2.42%	$305,676	$7,695	2.52%

See Note 5 to the TFC financial statements and Note 5 to the BOE financial statements for average balance and average rate paid on deposits for the periods ended May 31, 2008 and December 31, 2007.

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following tables summarize the contractual maturity of time deposits, including those $100,000 or more, as of December 31, 2009:

Scheduled maturities of time deposits

Total
(Dollars in thousands)
2010	$576,984
2011	73,451
2012	25,577
2013	18,736
2014	8,301

Total	$703,049

Maturities of time deposits of $100,000 and over

	Total	% of Deposits
	(Dollars in thousands)
Within 3 months	$61,953	6.0%
3-6 months	47,128	4.6%
6-12 months	120,940	11.7%
over 12 months	49,126	4.8%

Total	$279,147	27.1%

Other Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks and securities sold under an agreement to repurchase. Long-term borrowings are obtained through the FHLB of Atlanta. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2009	2008
Short-term:
Fed Funds purchased	$8,999	$—

Maximum month-end outstanding balance	$8,999	$—
Average outstanding balance during the year	$971	$—
Average interest rate during the year	0.82%	—
Average interest rate at end of year	0.60%	—

Long-term:
Federal Home Loan Bank advances	$37,000	$37,900

Maximum month-end outstanding balance	$74,900	$37,900
Average outstanding balance during the year	$38,904	$15,861
Average interest rate during the year	3.23%	4.63%
Average interest rate at end of year	3.21%	3.14%

Maturities	Fixed Rate
2010	$—
2011	—
2012	22,000
2013	10,000
2014	—
Thereafter	5,000

Total	$37,000

See Note 6 to the TFC financial statements and Note 7 to the BOE financial statements for information regarding Borrowings as of, and for the periods ended, May 31, 2008 and December 31, 2007.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At December 31, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $29.8 million versus $144.7 million at December 31, 2008. The dramatic change relative to this ratio year-over-year is the direct result of recording the SFSB loan portfolio at fair value and carrying a FDIC indemnification asset of $76.1 million in non-earning assets.

SUMMARY OF LIQUID ASSETS

	December 31,
	2009	2008
	(Dollars in thousands)
Cash and due from banks	$13,575	$10,864
Interest bearing bank deposits	18,660	107,376
Federal funds sold	—	10,193
Available for sale securities, at fair value	169,432	174,891

Total liquid assets	$201,667	$303,324

Deposits and other liabilities	1,086,349	865,837
Ratio of liquid assets to deposits and other liabilities	18.56%	37.24%

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

On December 19, 2008, the Company entered into a Purchase Agreement with the U.S. Treasury pursuant to which it issued 17,680 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for a total price of $17.68 million. The issuance was made pursuant to the Treasury’s Capital Purchase Plan under TARP. The Preferred Stock pays a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 780,000 shares of the Company’s common stock at an initial per share exercise price of $3.40.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of BOE, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The weighted average interest rate at December 31, 2009 was 3.89%. Since May 31, 2008 through December 31, 2008, the weighted-average interest rate was 6.33%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2009 and December 31, 2008, all trust preferred notes were included in Tier 1 capital.

The following table shows the Company’s capital ratios:

	As of December 31
( Dollars in thousands)	2009		2008
	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
CBTC consolidated	$116,410	16.03%	$125,523	20.00%
Essex Bank	117,008	16.15%	62,517	10.30%
Tier 1 Capital to risk weighted assets
CBTC consolidated	107,603	14.82%	114,965	18.92%
Essex Bank	108,223	14.94%	55,959	9.22%
Tier 1 Capital to average adjusted assets
CBTC consolidated	107,603	8.93%	114,965	12.54%
Essex Bank	108,223	9.01%	55,959	6.12%

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by total average assets.

	Year Ended December 31
	2009	2008
Return on average assets	(2.33%)	0.25%
Return on average equity	(18.99%)	1.52%
Dividend payout ratio	(11.33%)	143.50%
Average equity to average asset ratio	12.26%	16.59%

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, is as follows (dollars in thousands):

	2009	2008
Commitments with off-balance sheet risk:
Commitments to extend credit	$88,668	$106,378
Standby letters of credit	15,284	12,356

Total commitments with off-balance sheet risk	$103,952	$118,734

Commitments with balance sheet risk:
Loans held for sale	$—	$200

Total commitments with balance sheet risk	—	200

Total other commitments	$103,952	$118,934

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

A summary of the Corporation’s contractual obligations at December 31, 2009 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,000	—	22,000	10,000	5,000
Operating leases	7,348	679	925	871	4,873

Total contractual obligations	$48,472	$679	$22,925	$10,871	$13,997

NON GAAP MEASURES

Beginning January 1, 2009, business combinations must be accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as acquisition of SFSB were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2009, core deposit intangible assets and goodwill totaled $17.080 million and $5.727 million, respectively, compared with $17.163 million and $37.184 million, respectively, in 2008.

In reporting the results of 2009 and 2008 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. In addition, the most significant impact on the Company’s GAAP earnings in 2009 arose from the goodwill impairment charge described earlier in this section. The goodwill impairment charge was a non-cash, traditionally non-recurring item that created the GAAP loss for the year, and thus the supplemental performance measures exclude this item. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings per share was $0.17 for the year ended December 31, 2009 compared with $0.11 in 2008. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2009 was 3.74% and 0.30%, respectively, compared with 1.27% and 0.42%, respectively, in 2008.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, (dollars in thousands):

	2009	2008
Net (loss) income	$(29,335)	$1,223
Plus: core deposit intangible amortization, net of tax	1,479	645
Plus: goodwill impairment	31,457	—

Non-GAAP operating earnings	$3,601	$1,868

Average assets	$1,260,530	$484,205
Less: average goodwill	22,547	30,462
Less: average core deposit intangibles	17,961	8,830

Average tangible assets	$1,220,022	$444,913

Average equity	$154,495	$80,352
Less: average goodwill	22,547	30,462
Less: average core deposit intangibles	17,961	8,830
Less: average preferred equity	17,775	533

Average tangible common equity	$96,212	$40,527

Weighted average shares outstanding, diluted	21,468	17,518
Non-GAAP earnings per share, diluted	$0.17	$0.11
Non-GAAP return on average tangible assets	0.30%	0.42%
Non-GAAP return on average tangible common equity	3.74%	4.61%

Supplemental Information on Predecessor Entities

The following information represents a discussion and analysis of the results of operations of each of the Company’s Predecessor Entities for the five months ended May 31, 2008 and the year ended December 31, 2007.

TransCommunity Financial Corporation (TFC)

Results of Operations for the five months ended May 31, 2008

For the five months ended May 31, 2008, net losses were $3.9 million or $(.85) per share. The loss incurred was primarily the result of one-time noninterest expenses related to the May 31, 2008 acquisition by the Company as well as an increase in the provision for loan losses.

Net interest income was $3.8 million for the five months ended May 31, 2008. Net interest margin was 3.86%. During this period, the Federal Reserve decreased interest rates four times for a total of 225 basis points. Most of TFC’s earning assets were centered in loans, and approximately two-thirds of those loans were adjustable rate. As a result, the balance sheet was considered to be asset sensitive. Therefore, the rate cuts were unfavorable to the net interest margin, which declined approximately 127 basis points for the five months ended May 31, 2008.

For the five months ended May 31, 2008, TFC’s provision for loan losses was $1.3 million. The increase in loan loss reserves was due to a combination of the provisions required to support loan growth, plus downgraded loans and seasoning of the loan portfolio. The ratio of net charge-offs to average loans was 0.43% for the five month period ended May 31, 2008.

For the five months ended May 31, 2008, noninterest income was $429,000. Service charges on bank accounts made up $342,000 of this amount.

For the five months ended May 31, 2008, noninterest expenses were $8.2 million. Salaries and employee benefits were $3.7 million and represented 45.06% of all noninterest expenses for the period. Additionally, TFC incurred occupancy expenses of $318,000, equipment expense of $295,000, and other noninterest expenses of $3.9 million, which were comprised of data processing fees of $1.9 million, professional fees of $1.0 million, legal and accounting fees of $260,000, and other expenses totaling $702,000.

One-time noninterest expenses related to the May 31, 2008 acquisition by the Company included $1.3 million in salaries and benefits related to severance and bonuses, $1.7 million in data processing resulting from the termination of a data processing contract and $1.0 million in professional fees.

An income tax benefit of $1.5 million was recorded for the five months ended May 31, 2008.

Overview as of December 31, 2007 and results of operations for the year then ended

As of December 31, 2007, TFC had total assets of $238.3 million, total loans of $205.5 million, total deposits of $203.6 million, and total stockholders’ equity of $33.2 million. For 2007, TFC reported net income of $2.5 million. Net income from continuing operations was $2.6 million, which included an income tax benefit of $3.3 million resulting from the removal of a previously established valuation allowance against the net deferred tax asset. Earnings per share from continuing operations for 2007 was $0.56. Net losses from discontinued operations equalled $77,000. Net income per share, both basic and diluted, for 2007 was $0.54.

Results of operations for 2007 were affected by non-recurring expenses related to bank charter consolidation and operating system conversion. Four bank charters were legally consolidated under a single bank, TFC, effective June 30, 2007. Also, during 2007, higher than expected accounting costs were incurred associated with amendments to TFC’s 2005 Form 10-KSB and First Quarter 2006 Form 10-Q. Strong loan growth coupled with net charge-offs of $715,000 resulted in a provision for loan losses of $1.7 million during 2007.

Net interest income was $10.5 million for the year ended December 31, 2007. Average total interest-earning assets were $204.1 million in 2007 and the average yield was 8.40%. Average total interest-bearing liabilities were $161.8 during 2007. Interest rates declined from September to December 2007, however, the average cost of interest-bearing liabilities was 4.13% during 2007. This overall increase in interest expense was attributable to core deposit growth concentrated in relatively higher cost certificates of deposit. For the year ended December 31, 2007, net interest spread was 4.27% and net interest margin was 5.13%.

TFC recorded a provision for loan losses of $1.7 million for the year ended December 31, 2007. The loan loss provision for 2007 was consistent with loan growth and net charge-offs that were experienced. The ratio of the allowance for loan losses to period-ending total loans was 1.48%, at December 31, 2007. The ratio of net charge-offs to average loans was 0.41% for the year ended December 31, 2007.

The following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to total loans as of December 31, 2007 (dollars in thousands):

Real estate
Construction and land development	$607	20%
Residential	577	19%
Commercial	941	31%
Commercial, industrial and agricultural	729	24%
Consumer and installment	152	5%
All other	30	1%

Total allowance for loan losses	$3,036	100%

For the year ended December 31, 2007, non-interest income from continuing operations was $1.1 million, all of which was customer service fees.

For the year ended December 31, 2007, non-interest expense was $10.6 million. Salary and benefits expense of $5.4 million composed the largest portion of this amount. Professional fees were $1.4 million and supplies and equipment were $1.1 million. Increases in these expenses in 2007 were due to (i) the consolidation of the division bank charters and associated operational support, and system conversion efforts, (ii) operation of the Bank of Rockbridge for a full calendar year, (iii) processing cost increases due to growth in accounts and activity, (iv) extraordinary fees charged by the TFC’s former outside auditing firm, and (v) employee merit adjustments, increased benefit costs, and implementation of a compensation plan for our directors.

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, including fees	$176,240	$15,795	8.96%
Federal funds sold	11,471	570	4.97
Investments (1)	16,374	778	4.75

Total Earning Assets	204,085	17,143	8.40

Allowance for loan losses	(2,211)
Non-earning assets	13,234

Total Assets	$215,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$37,209	$723	1.94
Savings	10,097	156	1.55
Time deposits	113,712	5,749	5.06

Total deposits	161,018	6,628	4.12
Other borrowed Funds (1)	752	48	6.38

Total interest-bearing liabilities	161,770	6,676	4.13

Non-interest bearing deposits	21,921
Other liabilities	1,087

Total liabilities	184,778
Stockholders’ equity	30,330

Total liabilities and stockholders’ equity	$215,108

Net interest earnings		$10,467

Interest spread			4.27%

Net interest margin			5.13%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The economic conditions during 2007 weakened and had a profound affect throughout the financial services and banking industry. In response to the economic downturn, the Federal Reserve began the first of several interest rate cuts in September 2007. During the last four months of 2007, there were three rate decreases that totalled 100 basis points. However, these rate cuts did not materially affect the net interest margin until after 2007.

Financial Ratios

Year Ended December 31, 2007
Return on average assets	1.16%
Return on average equity	8.23%
Dividend payout ratio	0.00%
Average equity to average assets	14.10%

BOE Financial Services of Virginia, Inc. (BOE)

Results of Operations for the five months ended May 31, 2008

For the five months ended May 31, 2008, net losses were $188,000 or $(0.15) per share. The loss incurred was primarily the result of one-time noninterest expenses related to the May 31, 2008 acquisition by the Company.

Net interest income was $4.0 million for the five months ended May 31, 2008. Net interest margin was 3.62%. Interest rate cuts by the Federal Reserve during the five months ended May 31, 2008 compressed the net interest margin, which declined 41 basis points since year-end 2007.

For the five months ended May 31, 2008, the Company’s provision for loan losses was $200,000. Increases were made to the loan loss reserve due to general seasoning of the portfolio. The ratio of net charge-offs to average loans was 0.03% for the five month period ended May 31, 2008.

For the five months ended May 31, 2008, noninterest income was $854,000. Comprising this amount, service charge income was $464,000 and other income was $390,000. Included in other income for the five months ended May 31, 2008 is a $92,000 loss on sale of other real estate.

For the five months ended May 31, 2008, noninterest expenses were $4.9 million. Salaries and employee benefits were $2.5 million and represented 51.07% of all noninterest expenses for the period. Additionally BOE incurred data processing fees of $394,000, legal fees of $306,000, equipment expense of $286,000, professional fees of $258,000, and occupancy expenses of $216,000.

One-time noninterest expenses related to the May 31, 2008 acquisition by the Company included $375,000 in salaries and benefits, $160,000 in professional fees, $84,000 in legal fees, $54,000 in equipment expenses, and $167,000 in data processing expenses.

An income tax benefit of $10,000 was recorded for the five months ended May 31, 2008.

Overview as of December 31, 2007 and Results of Operations for the year then ended.

On December 31, 2007, BOE had total assets of $302.4 million, total loans of $221.5 million, total deposits of $244.6 million, and total stockholder’s equity of $30.1 million. BOE had net income of $2.6 million in 2007 resulting in fully diluted earnings per common share of $2.15. Return on average equity was 9.03% and return on average assets was 0.90% in 2007.

Net interest income, on a tax equivalent basis, was $10.7 million in 2007. BOE’s earning assets were $265.2 million. Income on loans receivable was $16.2 million and, on a tax equivalent basis, the yield on the loan portfolio was 7.80%, based on an average balance in loans receivable of $207.6 million. Average investment securities and federal funds sold were $57.6 million. The tax equivalent yield on investment securities, including equity securities and federal funds sold was 5.52%. The yield on earning assets of $265.2 million was 7.31%, based on $19.4 million in fully taxable equivalent income. BOE’s interest-bearing liabilities were $229.0 million. The cost of total interest bearing liabilities was 3.80%, based on $8.7 million in total interest expense. BOE’s net interest margin was 4.03% in 2007 and the net interest spread was 3.51%.

The provision for loan losses was $6,000 in 2007. During the third quarter of 2007 the Company realized a recovery of $400,000 on a loan charge-off from 2002. This bolstered the Company’s allowance for loan losses. Allowance for loan losses was $2.6 million on December 31, 2007. This was 1.17% of total loans as of that date. Charged-off loans were in a net recovery position in 2007 of $189,000 after charging off $256,000 and recovering a total of $445,000. The ratio of net charge-offs (recoveries) to average loans was (0.09)% for the year ended December 31, 2007.

The following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to total loans as of December 31, 2007 (dollars in thousands):

Real estate	$1,887	86%
Commercial, industrial and agricultural	508	11%
Consumer and installment	200	3%

Total allowance for loan losses	$2,595	100%

Non-interest income in 2007 was $2.0 million. Service charge income of $1.1 million made up the significant portion of this amount. Other income amounted to $848,000.

Non-interest expense was $8.8 million in 2007. Salaries and benefits were the largest component amounting to $4.8 million. Other operating expenses were $2.2 million. Occupancy expenses were $517,000, furniture and equipment related expenses were $514,000, and data processing expenses were $608,000 for the year.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	AVERAGE BALANCE	INTEREST INCOME / EXPENSE	AVERAGE YIELD RATE
Earning Assets:
Loans receivable	$207,620	$16,202	7.80%
Securities, taxable	19,332	963	4.98%
Securities, non-taxable (1)	34,627	2,022	5.84%
Equity securities	2,132	122	5.74%
Federal funds sold	1,490	73	4.89%

Total earning assets	265,201	19,382	7.31%
Non-Earning Assets:
Cash and due from banks	5,049
Allowance for loan losses	(2,535)
Other assets	21,470

Total non-earning assets	23,984

Total assets	$289,185

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	$26,391	$91	0.34%
Money market deposits	16,195	439	2.71%
Savings deposits	20,221	249	1.23%
Time deposits	144,954	6,807	4.70%
Federal funds purchased	742	44	5.90%
FHLB advances & other borrowings	20,450	1,065	5.21%

Total interest-bearing liabilities	$228,953	$8,695	3.80%

Non-Interest Bearing Liabilities:
Demand deposits	$28,066
Other liabilities	3,299

Total non-interest bearing liabilities	31,365
Total liabilities	260,318
Stockholders’ equity	28,867

Total liabilities and stockholders’ equity	$289,185

Interest spread			3.51%
Net interest margin		$10,687	4.03%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

Financial Ratios

Year Ended December 31, 2007
Return on average assets	0.90%
Return on average equity	9.03%
Dividend payout ratio	38.04%
Average equity to average assets	9.98%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Corporation uses its simulation model to estimate earnings in rate environments where rates ramp up or down around a “most likely” rate scenario, based on implied forward rates. The analysis assesses the impact on net interest income over a 12 month time horizon by applying 12-month shock versus the implied forward rates of 200 basis points up and down. The following table represents the interest rate sensitivity on net interest income for the Corporation across the rate paths modeled as of December 31:

	Change in Net Interest Income
(dollars in thousands)	2009		2008
	%	$	%	$
Change in Yield curve
+200 bp	(3.4)%	$(1,453)	1.1%	$282
+100 bp	(2.3)%	(994)	0.3%	74
most likely	0%	—	0%	—
–100 bp	3.7%	1,568	0.2%	59
–200 bp	8.4%	3,598	2.5%	648

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

New York, NY
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Our report dated April 21, 2010 expressed an opinion that Community Bankers Trust Corporation and subsidiary had not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

April 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

We identified a material weakness relating to the documentation supporting the calculation of specific reserves on impaired loans which is a component of the allowance for loan losses. In many cases, the amount of required specific reserve was not adequately documented. We also identified a material weakness relating to general controls over financial reporting. The system of internal controls did not allow for the timely reporting of certain complex transactions such as business combinations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated April 21, 2010 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and December 31, 2008 and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for the years then ended and our report dated April 21, 2010 expressed an unqualified opinion.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

April 22, 2010

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$13,575	$10,864
Interest bearing bank deposits	18,660	107,376
Federal funds sold	—	10,193

Total cash and cash equivalents	32,235	128,433
Securities available for sale, at fair value	179,440	193,992
Securities held to maturity, at cost (fair value of $117,008 and $94,965, respectively)	113,165	94,865
Equity securities, restricted, at cost	8,346	3,612

Total securities	300,951	292,469
Loans held for sale	—	200
Loans not covered by FDIC shared loss agreement	578,629	523,298
Allowance for loan losses on non-covered loans	(18,169)	(6,939)

Net non-covered loans	560,460	516,359
Loans covered by FDIC shared-loss agreement (Note 3)	150,935	—

Net loans	711,395	516,359
FDIC indemnification asset (Note 5)	76,107	—
Bank premises and equipment	37,105	24,111
Other real estate owned, covered by FDIC shared-loss agreement	12,822	—
Other real estate owned, non-covered	1,586	223
Bank owned life insurance	6,534	6,300
FDIC receivable under shared-loss agreement	7,950	—
Core deposit intangibles, net	17,080	17,163
Goodwill (Note 8)	5,727	37,184
Other assets	17,231	7,798

Total assets	$1,226,723	$1,030,240

LIABILITIES
Deposits:
Noninterest bearing	$62,198	$59,699
Interest bearing	969,204	746,649

Total deposits	1,031,402	806,348
Federal funds purchased	8,999	—
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	13,604	17,465

Total liabilities	1,095,129	865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(854)	(1,031)
Common stock (200,000,000 and 50,000,000 shares authorized at December 31, 2009, and December 31, 2008, respectively, $.01 par value) 21,468,455 shares issued and outstanding	215	215
Additional paid in capital	143,999	146,076
Retained (deficit) earnings	(32,019)	1,691
Accumulated other comprehensive income (loss)	1,536	(1,265)

Total stockholders’ equity	131,594	164,403

Total liabilities and stockholders’ equity	$1,226,723	$1,030,240

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2009 and 2008 and the Nine Months Ended December 31, 2007

	2009	2008	2007
	(Dollars and shares in thousands except per share data)
Interest and dividend income
Interest and fees on non covered loans	$36,019	$19,694	$—
Interest and fees on FDIC covered loans	15,139	—	—
Interest on federal funds sold	37	90	—
Interest on deposits in other banks	296	356	—
Interest and dividends on securities
Taxable	9,635	2,297	1,944
Nontaxable	3,394	898	—

Total interest and dividend income	64,520	23,335	1,944
Interest expense
Interest on deposits	23,717	7,695	—
Interest on federal funds purchased	8	131	—
Interest on other borrowed funds	1,409	734	—

Total interest expense	25,134	8,560	—

Net interest income	39,386	14,775	1,944
Provision for loan losses	19,089	2,572	—

Net interest income after provision for loan losses	20,297	12,203	1,944
Noninterest income
Service charges on deposit accounts	2,506	1,185	—
Gain on SFSB transaction	20,255	—	—
Gain on securities transactions, net	856	—	—
Gain (loss) on sale of other real estate	656	(34)	—
Other	1,967	629	—

Total noninterest income	26,240	1,780	—

Noninterest expense
Salaries and employee benefits	21,967	5,590	—
Occupancy expenses	2,662	884	—
Equipment expenses	1,595	665	—
Legal fees	1,002	429	—
Professional fees	2,012	226	—
FDIC assessment	2,904	239
Data processing fees	2,837	499	—
Amortization of intangibles	2,241	975	—
Impairment of goodwill	31,457	—	—
Other operating expenses	6,791	3,120	263

Total noninterest expense	75,468	12,627	263

Net income (loss) before income tax expense	(28,931)	1,356	1,681
Income tax expense	404	133	576

Net income (loss)	(29,335)	1,223	1,105
Dividends paid on preferred stock	800	—	—
Accretion of discount on preferred stock	177	—	—

Net income (loss) available to common stockholders	$(30,312)	$1,223	$1,105

Net income (loss) per common share — basic	$(1.41)	$0.07	$0.12

Net income (loss) per common share — diluted	$(1.41)	$0.07	$0.09

Weighted average number of common shares outstanding
Basic	21,468	16,430	9,375
Diluted	21,468	17,518	11,807

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009 and 2008 and the Nine Months

Ended December 31, 2007

(Dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Earnings	Income	Total
Balance March 31, 2007	$—	$—	$—	9,375	$94	$43,061	$1,124	$—	$44,279
Change in shares subject to conversion	—	—	—	—	—	(72)	—	—	(72)
Comprehensive income:
Net income	—	—	—	—	—	—	1,105	—	1,105

Total comprehensive income									1,105

Balance December 31, 2007	$—	$—	$—	$9,375	$94	$42,989	$2,229	$—	$45,312
Issuance of preferred stock and related warrants	17,680	1,037	(1,037)	—	—	—	—	—	17,680
Amortization of preferred stock warrants	—	—	6	—	—	—	(6)	—	—
Redemption of shares related to appraisal rights	—	—	—	(2)	—	(11)	—	—	(11)
Transfer of shares previously subject to conversion	—	—	—	—		11,690	—	—	11,690
Issuance of stock related to business combination	—	—	—	13,502	135	100,769	—	—	100,904
Issuance of options and stock awards related to business combination	—	—	—	—	—	1,487	—	—	1,487
Redemption of shares, net of fractional shares	—	—	—	(1,407)	(14)	(10,813)	—	—	(10,827)
Repurchase of warrants	—	—	—	—	—	(35)	—	—	(35)
Comprehensive income:
Net income	—	—	—	—	—	—	1,223	—	1,223
Change in unrealized gain in investment securities, net of tax of $238	—	—	—	—	—	—	—	(462)	(462)
Change in funded status of pension plan, net of tax of $413	—	—	—	—	—	—	—	(803)	(803)

Total comprehensive income (loss)									(42)
Dividends paid on common stock ($.08 per share)	—	—	—	—	—	—	(1,755)	—	(1,755)

Balance December 31, 2008	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403
Amortization of preferred stock warrants			177				(177)		—
Reclassification for preferred stock dividends	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	(2,077)	—	—	(2,077)
Dividend paid on preferred stock	—	—	—	—	—	—	(800)	—	(800)
Comprehensive income:
Net loss	—	—	—	—	—	—	(29,335)	—	(29,335)
Change in net unrealized gain or loss in investment securities, net of tax of $1,576	—	—	—	—	—	—	—	3,059	3,059

Less: Reclassification adjustment for gain on securities sold, net of tax of $291	—	—	—	—	—	—	—	(565)	(565)
Change in funded status of pension plan, net of tax of $158	—	—	—	—	—	—	—	307	307

Total comprehensive income (loss)	—	—	—	—	—	—	—		(26,534)
Dividends paid on common stock ($.16 per share)	—	—	—	—	—	—	(3,435)	—	(3,435)

Balance December 31, 2009	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,019)	$1,536	$131,594

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008 and the Nine Months Ended December 31, 2007

	2009	2008	2007
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(29,335)	$1,223	$1,105
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	4,227	1,663	—
Provision for loan losses	19,089	2,572	—
Deferred taxes	336	110	—
Amortization of security premiums and accretion of discounts, net	1,833	117	—
Net decrease in loans held for sale	200	506	—
Net gain on SFSB transaction	(20,255)	—	—
Impairment of goodwill	31,457	—	—
Net (gain) on sale of securities	(856)	—	—
Net (gain) loss on sale of other real estate owned	(656)	34	—
Changes in assets and liabilities:
Increase in other assets	(6,172)	(6,860)	(809)
Increase (decrease) in accrued expenses and other liabilities	(6,509)	5,357	(476)

Net cash (used in) provided by operating activities	(6,641)	4,722	(180)

Investing activities:
Proceeds from securities sales, calls, maturities and paydowns	170,294	68,562	—
Purchase of securities	(168,949)	(204,549)	(334)
Net increase in loans excluding covered loans	(65,296)	(48,034)	—
Net decrease in loans covered by FDIC shared-loss agreement	47,318	—	—
Principal recoveries of loans previously charged off	742	42	—
Purchase of premises and equipment, net	(14,944)	(2,655)	—
Securities acquired in bank acquisition	—	(29,420)	—
Cash acquired in bank acquisitions	54,717	10,016	—

Net cash provided by (used in) investing activities	23,882	(206,038)	(334)

Financing activities:
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(77,701)	9,689	—
Net increase (decrease) in federal funds purchased	8,999	(10,335)	—
Increase in deposits from bank acquisition	—	305,197	—
Net increase (decrease) in Federal Home Loan Bank advances	(38,425)	20,000	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(2,077)	(46)	—
Cash dividends paid	(4,235)	(1,755)	—
Issuance of preferred stock	—	17,680	—
Cash paid to shareholders for converted shares	—	(10,843)	—

Net cash provided by (used in) financing activities	(113,439)	329,587	—

Net increase (decrease) in cash and cash equivalents	(96,198)	128,271	(514)

Cash and cash equivalents:
Beginning of the period	128,433	162	676

End of the period	$32,235	$128,433	$162

Supplemental disclosures of cash flow information:
Interest paid	$26,819	$5,780	$—
Income taxes paid	269	406	—
Transfers of other real estate owned property	1,363	223	—
Non-cash transactions related to business combinations
Increase in assets and liabilities:
Loans	$198,253	$471,864	$—
Other real estate owned	9,416	179	—
Securities	7,410	71,123	—
FDIC indemnification assets	84,584	—	—
Fixed assets	37	22,145	—
Other assets	10,332	61,340	—
Deposits	302,756	491,462	—
Borrowings	37,525	32,359	—
Other Liabilities	1,757	10,216	—

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

Predecessors

From its inception until consummation of the acquisitions of TFC and BOE on May 31, 2008, the Company was a special purpose acquisition company, as described above, and had no substantial operations. Accordingly, since the Company’s operating activities prior to the acquisitions were insignificant relative to those of TFC and BOE, management believes that both TFC and BOE are the Company’s predecessors. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of each of TFC and BOE, the historical level of operations of each of TFC and BOE, the purchase price paid for each of TFC and BOE and the fact that the consolidated Company’s operations, revenues and expenses after the acquisitions are most similar in all respects to those of BOE’s and TFC’s historical periods. Accordingly, the statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements of TFC and BOE for the periods ended May 31, 2008 and December 31, 2007. These statements have also been presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. FASB ASC 810, Consolidation requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at December 31, 2009. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks, interest-bearing bank balances, and federal funds sold.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Securities

The Company is required to maintain an investment in the capital stock of certain correspondent banks. The Company’s investment in these securities is recorded at cost.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold with the mortgage servicing rights released by the Company.

The Company enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, the gain or loss that occurs on the rate lock commitments is immaterial.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses on Non-covered loans

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Allowance for Loan Losses on Covered Loans

The covered loans acquired are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through allowance for loan loss. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

FASB ASC 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of ASC 310 which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through allowance for loan losses.

In our acquisition of TFC and BOE, the fair value of ASC 310 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral. The fair value of non FASB ASC 310 loans was determined based on preliminary estimates of default probabilities. The Company determined which purchased loans were impaired at the time of the acquisition, and considered those loans for ASC 310 application. Those loans that were not considered impaired at the time of acquisition were not considered for ASC 310.

As a result of the acquisitions of TFC and BOE, the Company had loans amounting to approximately $5.0 million as of December 31, 2008 which met the criteria of ASC 310. Due to the immateriality of these loans in relation to the overall financial condition of the Company, detailed disclosures have not been included in these financial statements.

The Company’s acquired loans from the SFSB acquisition (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB acquisition. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The Company has made an estimate of the total cash flows it expects to collect from a pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows it expects to collect from the pool is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through allowance for loan loss. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $1,586,000 and $223,000 in other real estate, non-covered at December 31, 2009 and 2008, respectively, and $12,822,000 and zero in other real estate, covered at December 31, 2009 and 2008, respectively.

Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. The Company followed ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life.

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $494,000, $308,000, and $0 for 2009, 2008, and 2007, respectively.

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

As of December 31, 2009 and 2008, the Company did not have any tax benefit disallowed under FASB ASC 740, Income Taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $2.4 million relating to an acquisition, which expire in various amounts from 2021 through 2024. Management expects to utilize all of these carryforward amounts prior to expiration.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2006 through 2009 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. Preferred stock was issued on December 19, 2008. The Company declared and paid $800,000 in dividends on preferred stock in 2009. No dividend was declared on this stock during 2008.

Stock-Based Compensation

Prior to the Company’s mergers with BOE and TFC, both of these entities had stock-based compensation plans, which are more fully described in Note 14.

Recent Accounting Pronouncements

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The adoption of FASB ASC had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance related to ASC 820, Fair Value Measurements and Disclosure. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted this guidance on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of the guidance for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued guidance related to ASC 810, Consolidation. The guidance significantly changed the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. The Company adopted the provisions of this guidance as of January 1, 2009 without a material impact on the consolidated financial statements.

In April 2008, the FASB issued guidance related to ASC 350, Intangibles – Goodwill and Others. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the assets. This guidance was effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance related to FASB ASC 715, Compensation and Retirement Benefits – Defined Benefit Plans – General. The objective of this guidance is to provide users of financial statements with more detailed information related to major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 13 of the Company’s financial statements.

In April 2009, the FASB issued guidance relating to ASC 805, Business Combinations. This guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination and was effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of this guidance with respect to the SFSB acquisition.

In April 2009, the FASB issued guidance relating to ASC 820, Fair Value Measurements and Disclosure. This guidance provides help for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company adopted this guidance without a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance relating to ASC 825, Financial Instruments and ASC 27, Interim Reporting. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, it requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance without a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance relating to ASC 320, Investments – Debt and Equity Securities. This guidance amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance without a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company adopted this guidance without a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance related to ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It was effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance without a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance related to ASC 860, Transfers and Servicing. This guidance improves the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for interim and annual periods ending after November 15, 2009. The Company adopted this guidance without a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance related to ASC 810, Consolidation. This guidance improves financial reporting by enterprises involved with variable interest entities and is effective for interim and annual periods ending after November 15, 2009. Early adoption is prohibited. The Company adopted this guidance without a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company adopted this guidance without a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides a practical means to measure the fair value of alternative investments for which the fair value is not readily determinable. The guidance also requires additional disclosures. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company adopted this guidance without a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU-2010-02 is effective beginning in the period that an entity adopts ASC 810. If an entity has previously adopted ASC 810, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period ASC 810 was adopted. The Company adopted this guidance without a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligations. The Company does not expect the adoption of ASU-2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoptions of ASU 2010-06 to have a material impact on its consolidated financial statements.

Business Combinations and Acquisitions

On September 5, 2007, the Company entered into an Agreement and Plan of Merger, with TFC (the “TFC Agreement”), which provided for the merger of TFC with and into the Company. Effective May 31, 2008 at 11:58 p.m., the Company consummated the merger between the Company and TFC pursuant to the terms of the TFC Agreement (the “TFC Merger”). In connection with the TFC Merger, TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Company. The material terms of the TFC Agreement and certain financial and other information about the Company and TFC are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-148675) originally filed January 15, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “TFC Merger Proxy”), TFC’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-33355), and TFC’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-33355).

On December 14, 2007, the Company entered into an Agreement and Plan of Merger, with BOE Financial Services of Virginia, Inc. (the “BOE Agreement”), which provided for the merger of BOE with and into the Company. Effective May 31, 2008 at 11:59 p.m., the Company consummated the merger between the Company and BOE pursuant to the terms of the BOE Agreement (the “BOE Merger”). In connection with the BOE Merger, the Bank, a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Company. The material terms of the BOE Agreement and certain financial and other information about the Company and BOE are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-149384) originally filed February 26, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “BOE Merger Proxy”), BOE’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-31711), and BOE’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-31711).

Prior to the mergers, $54.34 million of the net proceeds from the CBTC initial public offering including $2.1 million of deferred underwriting discounts and commissions was held in trust by CBTC for the purpose of completing a business combination. Of such funds, $45.6 million was released to the Company upon completion of the TFC Merger and BOE Merger, after payment of the deferred discount and $10.8 million to stockholders who converted their shares to cash.

On November 21, 2008, the Bank acquired limited assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank and the Bank. Management evaluated the applicability of FASB ASC 805, Business Combinations in determining the accounting for this transaction. Based upon an assessment of the transaction, management determined that there were significant limitations on the resources transferred and, therefore, concluded that the net liabilities assumed did not meet the definition of a “Business” as required by this guidance. Accordingly, the transaction was accounted for as an asset purchase.

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB and the Bank. Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $362 million in loans (based on contract value) and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired. The Bank has entered into shared-loss agreements with the FDIC with respect to certain assets acquired. These are referred to as covered assets. Refer to Notes 3 and 5 for further discussion on covered loans and the FDIC shared-loss agreements. In relation to this acquisition, the Company followed the acquisition method of accounting as outlined in FASB ASC 805, Business Combinations. Management relied on external analyses by appraisers in determining the fair value of assets acquired and liabilities assumed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, projected cash flows relating to certain acquired loans, and the valuation of deferred tax assets.

Adjustment to Previously Issued 2008 Balance Sheet

During 2008, management discovered there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of goodwill and deferred taxes liabilities of approximately $2.9 million and $1.5 million, respectively. In addition, there was an adjustment to paid in capital of approximately $1.4 million. This error did not affect income or earnings per share. In accordance with the guidance in SEC Staff Accounting Bulletin 108, an adjustment has been made to the previously issued December 31, 2008 balance sheet. The December 31, 2008 financial statements presented have been adjusted for this error.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentations.

Note 2. Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 are as follows (dollars in thousands):

	2009
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corp & other bonds	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial securities	1,192	113	(437)	868

Total securities available for sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corp & other bonds	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total securities held to maturity	$113,165	$3,855	$(12)	$117,008

	2008
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$28,732	$358	$(21)	$29,069
State, county and municipal	64,600	478	(2,184)	62,894
Corp & other bonds	7,418	19	(188)	7,249
Mortgage backed securities	93,619	803	(66)	94,356
Financial securities	323	111	(10)	424

Total securities available for sale	$194,692	$1,769	$(2,469)	$193,992

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$5,997	$37	$—	$6,034
State, county and municipal	9,273	1	—	9,274
Mortgage backed securities	79,595	62	—	79,657

Total securities held to maturity	$94,865	$100	$—	$94,965

In estimating other than temporary impairment losses, management considers, the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. As of December 31, 2009 and December 31, 2008, there were no investments held that had other than temporary impairment losses.

Presented below is a summary of securities with unrealized losses segregated at December 31:

	2009
(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$1,078	$(1)	$—	$—	$1,078	$(1)
State, county and municipal	25,771	(514)	1,948	(47)	27,719	(561)

Corp & other bonds	—	—	—	—	—	—

Mortgage backed securities	4,897	(8)	615	(3)	5,512	(11)

Financial securities	1,127	(437)	—	—	1,127	(437)

Total securities	$32,873	$(960)	$2,563	$(50)	$35,436	$(1,010)

	2008
(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$1,583	$(21)	$—	$—	$1,583	$(21)
State, county and municipal	33,005	(2,184)	—	—	33,005	(2,184)

Corp & other bonds	4,475	(188)	—	—	4,475	(188)

Mortgage backed securities	2,812	(66)	—	—	2,812	(66)

Financial securities	186	(10)	—	—	186	(10)

Total securities	$42,061	$(2,469)	$—	$—	$42,061	$(2,469)

The unrealized losses in the investment portfolio as of December 31, 2009 are generally a result of market fluctuations that occur daily. The unrealized losses are from 64 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company has the ability and believes it is more likely than not it will hold these securities until they recover in value.

Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

The amortized cost and fair value of securities as of December 31, 2009, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,683	$2,690	$19,466	$19,845
Due after one year through five years	58,218	60,238	68,487	70,194
Due after five years through ten years	48,976	50,690	58,030	58,716
Due after ten years	3,288	3,390	29,187	29,817

	113,165	117,008	175,170	178,572
Financial securities	—	—	1,191	868

Total securities	$113,165	$117,008	$176,361	$179,440

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Proceeds from sales	$68,469	$110
Proceeds from call, maturities and paydowns	101,825	68,452

Total proceeds	$170,294	$68,562

Gross realized gains	$1,122	$—
Gross realized losses	(266)	—

Net realized gain	$856	$—

There were no proceeds from sales, principal repayments, calls and maturities of securities available for sale during 2007.

Securities with amortized costs of $30.103 million and $18.927 million at December 31, 2009 and 2008, respectively were pledged to secure public deposits and for other purposes required or permitted by law. On December 31, 2009 and 2008, there were no securities purchased, other than U.S. government and agencies, that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Covered Loans

The Company is applying the provisions of FASB ASC 310 to all loans acquired in the SFSB acquisition (the “covered loans”).

The following table reflects the contractual cash flows, cash flows expected at acquisition, and fair value of loans as of the acquisition date. These amounts were determined based upon the estimated remaining life of the covered loans, which includes the effects of prepayments.

(dollars in thousands)
Total Loans
Contractually required principal and interest at acquisition	$431,081
Nonaccretable discount (expected losses of $99,648 and foregone interest of $72,157)	171,805

Cash flows expected to be collected as of acquisition date	$259,276
Accretable yield (interest component of expected cash flows)	61,023

Fair value of acquired loans at acquisition	$198,253

As of January 1, 2009 there were no covered loans. As of December 31, 2009, the outstanding balance of the covered loans is $242,016. The carrying amount as of December 31, 2009 is comprised of the following.

	2009
	Covered Loans
Mortgage loans on real estate
Residential 1-4 family	$119,065	78.88%
Commercial	5,835	3.87%
Construction and land development	17,020	11.28%
Second mortgages	8,194	5.43%
Multifamily	—	0.00%
Agriculture	627	0.41%

Total real estate loans	150,741	99.87%
Commercial loans	—	0.00%

Consumer installment loans
Personal	194	0.13%
All other loans	—	0.00%

Total covered loans	$150,935	100%

The change in the accretable yield balance since January 1, 2009 is as follows:

Balance at January 1, 2009	$—
Additions	61,023
Less accretion	(15,139)
Reclassification from (to) Nonaccretable Yield	10,908

Balance at December 31, 2009	$56,792

These loans are not classified as nonperforming assets at December 31, 2009 as the loans are accounted for on a pooled basis and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at December 31, 2009.

Note 4. Loans excluding covered loans

The loan portfolio excluding covered loans (non-covered loans) consisted of various loan types as follows (dollars in thousands):

	December 31
	2009	2008
	Non-covered loans	Total Loans
Mortgage loans on real estate
Residential 1-4 family	$146,141	$129,607
Commercial	188,991	158,062
Construction and land development	144,297	139,515
Second mortgages	13,935	15,599
Multifamily	11,995	9,370
Agriculture	5,516	5,143

Total real estate loans	510,875	457,296
Commercial loans	42,157	45,320
Consumer installment loans
Personal	14,145	14,457
All other loans	12,205	7,005

Gross loans	579,382	524,078
Less unearned income on loans	(753)	(780)

Loans, net of unearned income	$578,629	$523,298

At December 31, 2009 and 2008, the Company’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience of the former banks. Management identified loans subject to impairment in accordance with ASC 310.

The following is a summary of information for impaired and nonaccrual loans:

(dollars in thousands)	December 31
	2009	2008
Impaired loans without a valuation allowance	$23,109	$13,301
Impaired loans with a valuation allowance	33,347	12,915

Total impaired loans	$56,456	$26,216

Valuation allowance related to impaired loans	$8,779	$3,115
Total nonaccrual loans	20,011	4,534
Total loans ninety days or more past due and still accruing	247	397
Average investment in impaired loans	45,692	8,046
Interest income recognized on impaired loans	2,213	768
Interest income recognized on a cash basis on impaired loans	2,213	768

Analysis of the loan valuation allowance is as follows:

(dollars in thousands)	December 31
	2009	2008
Balance, beginning of year	$6,939	$—
Allowance from acquired banks	—	5,305
Loans charged off	(8,601)	(980)
Recoveries of loans charged off	742	42
Provision for loan losses	19,089	2,572

Balance at end of period	$18,169	$6,939

Note 5. FDIC Agreements and FDIC Indemnification Asset

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of this loss sharing agreement is detailed below.

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the Purchase and Assumption Agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to a FDIC loss sharing agreement and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset, and in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

The following tables present the balances of the FDIC indemnification asset related to the SFSB transaction at January 30, 2009 (the transaction date) and December 31, 2009:

January 30, 2009
Anticipated realized loss	$108,756
Estimated loss sharing value	86,988
Discount	(2,404)

FDIC indemnification asset	$84,584

December 31, 2009

Anticipated realized loss	$88,943
Estimated loss sharing value	71,090
Premium	5,017

FDIC indemnification asset	$76,107

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows:

(dollars in thousands)	December 31
	2009	2008
Land	$11,108	$5,914
Land improvements and buildings	23,398	13,900
Leasehold improvements	54	53
Furniture and equipment	4,790	2,223
Construction in progress	269	2,661

Total	39,619	24,751
Less accumulated depreciation and amortization	(2,514)	(640)

Bank premises and equipment, net	$37,105	$24,111

Depreciation expense for the year ended December 31, 2009 and 2008 amounted to $1,986,000 and $640,000, respectively. There was no depreciation during 2007.

Note 7. Mergers and Acquisitions

In relation to the mergers with TFC and BOE on May 31, 2008, which is further described in Note 1, the Company followed the acquisition method of accounting as outlined in ASC 805, Business Combinations. Under ASC 805, the Company is required to implement purchase accounting rules, where the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Management relied on external analysis by appraisers in determining the fair value of the assets acquired and liabilities assumed. Based on that appraisal, the following table provides the calculation and allocation of the purchase price used in the financial statements:

	BOE	TFC
	(Dollars in thousands)

Value of shares issues ($7.42 per share)	$51,624	$48,563
Value of stock options issued	997	1,207
Merger related costs	1,928	2,068

Purchase price	54,549	51,838
Book value of net assets acquired	30,096	29,052

Excess of purchase over book value of net assets	$24,453	$22,786

Allocation of excess purchase price:
Core deposit intangible	$9,643	$5,309
Fair value adjustments:
Loans	656	1,423
Investment securities	2	—
Bank premises	2,684	675
Time deposit	(992)	(1,954)
Deferred taxes	(4,738)	(2,653)
Goodwill	17,198	19,986

	$24,453	$22,786

Fair value of assets acquired
Cash and cash equivalents	$5,784	$4,232
Investment securities	57,021	11,285
Loans	234,715	243,303
Bank premises and equipment	13,296	8,770
Bank owned life insurance	6,158	—
Core deposit intangibles	9,643	5,309
Goodwill	17,198	19,986

Fair value of assets acquired	$343,815	$292,885

Fair value of liabilities assumed
Deposits	$257,374	$234,088
FHLB advances	17,900	—
Trust preferred capital notes	4,124	—
Other	9,207	6,160

Fair value of liabilities assumed	$288,605	$240,248

Net assets acquired, at fair value	$55,210	$52,637

The merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $37.2 million of estimated goodwill and $15.0 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. See Note 8 for further discussion regarding subsequent valuation of goodwill. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits ranging from 2.6 to nine years. There were no funds borrowed by the Company to finance these mergers.

The Company analyzed the effect of canceling certain contracts between the Bank and their vendors in order to produce efficiencies from the merger. Data processing, ATM network, and employment contracts were cancelled for a total expense of $2.847 million affecting the amount of goodwill associated with the merger.

The Company’s consolidated financial statements include the results of operations of the Bank only from the date of acquisition. Pro forma condensed consolidated income statements for the years ended December 31, 2008, and 2007 are shown as if the merger occurred at the beginning of each year as follows:

Pro forma information	2008	2007
	(Dollars in thousands, except per share data)

Interest income	$38,221	$38,480
Interest expense	(15,622)	(15,371)

Net interest income	22,599	23,109
Provision for loan losses	(4,120)	(1,692)
Other income	3,063	3,068
Other expenses	(25,740)	(19,962)
Income tax expense	(40)	1,903
Discontinued operations	—	(77)

Net (loss) income	$(4,238)	$6,349

Earnings per share	$(0.19)	$0.28

Acquisition of Georgia Operations

On November 21, 2008, the Bank acquired limited assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank and the Bank. Management evaluated the applicability of FASB ASC 805, Business Combinations in determining the accounting for this transaction. Based upon an assessment of the transaction, management determined that there were significant limitations on the resources transferred and, therefore, concluded that the net liabilities assumed did not meet the definition of a “Business” as required by these authoritative standards. Accordingly, the transaction was accounted for as an asset purchase.

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $619.0 million in deposits, approximately $233.9 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on the core deposits amounting to approximately $3.2 million. All deposits insured prior to the closing of the transaction maintained their current insurance coverage.

The Company also acquired assets amounting to approximately $87.5 million as follows (dollars in thousands):

Cash and cash equivalents	$54,439
Investment securities	31,304
Loans and accrued interest	1,593
Other assets	135

Total assets	$87,471

The loans acquired were those fully secured by deposit accounts. Bank of Essex had not purchased any additional loans as of December 31, 2008. The Bank also received $528.3 million from the FDIC which represented the net liabilities assumed in the transaction.

The Bank had 60 days to evaluate and, at its sole option, purchase any of the remaining TCB loans. As a result, the Bank purchased 175 loans totaling approximately $21 million on January 9, 2009. Also, the Bank had 90 days to evaluate and, at its sole option, purchase the premises and equipment. The Bank acquired all four former banking premises of TCB for $6.4 million on February 19, 2009. The former branch offices of TCB opened on November 24, 2008 and currently operate under the name “Essex Bank, a division of Bank of Essex.”

Acquisition of Maryland Operations

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank (SFSB), Crofton, Maryland. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB and the Bank.

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $362 million in loans (based on contract value) and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired.

The Bank has entered into shared-loss agreements with the FDIC with respect to certain covered assets acquired. See Notes 3 and 5 for additional information related to certain assets covered under the FDIC shared-loss agreements.

In relation to this acquisition, the Company followed the acquisition method of accounting as outlined in ASC 805. Management relied on external analyses by appraisers in determining the fair value of assets acquired and liabilities assumed. The following table provides the allocation of the negative bid in the financial statements, based on those analyses (dollars in thousands):

Negative bid on SFSB transaction	$45,000

Adjustments to assets acquired and liabilities assumed:
Fair value adjustments:
Loans	(102,011)
Foreclosed real estate	(10,428)
FDIC indemnification	84,584
Deposits	(1,455)
Core deposit intangible	2,158
Other adjustments	2,407

Net assets acquired, pre-tax	20,255
Deferred tax liability	(6,886)

Net assets acquired, net of tax	$13,369

Fair value of assets acquired
Cash and cash equivalents	$54,717
Investment securities	4,954
Loans receivable	198,253
Foreclosed real estate	9,416
FDIC indemnification asset	84,584
Other assets	10,369

Fair value of assets acquired	$362,293

Fair value of liabilities assumed
Deposits	$302,756
FHLB advances	37,525
Deferred taxes	6,886
Other liabilities	1,757

Fair value of liabilities assumed	$348,924

Net assets acquired at fair value	$13,369

As a result of the acquisition of the operations of SFSB, the Company recorded a gain of $20.3 million in the first quarter of 2009 represented by net assets acquired, pre-tax.

The Company engaged two external firms to assess credit quality and fair market value of the loan portfolio. An external firm reviewed the entire portfolio and classified each of the loans into several homogenous pools of credit risk and levels of impairment. An external firm specializing in fair market valuations then used the credit review results to determine the current fair market as defined in ASC 820, Fair Value Measurements and Disclosures. The fair value assessment was based on several measures, including asset quality, contractual interest rates, current market interest rates, and other underlying factors and the analysis divided the portfolio into the following segments:

•	Acquisition, development, and construction loans

•	Residential first mortgage loans

•	Consumer real estate loans

•	Commercial real estate loans

The following three general approaches were used in the valuation analyses – the asset-based approach, the market approach, and the income approach.

Certificate of deposits (CDs) and the core deposit intangible (premium paid to acquire the core deposits of SFSB) were marked to market using a third-party analysis of cash flow, interest rate, maturity dates or weighted average life, balances, attrition rates, and current market rates.

The Company reviewed certain contracts between SFSB and its vendors in order to identify any efficiencies from the merger through contract cancellation. The costs of cancelling certain contracts were not material enough to change the amount of the gain recorded.

Supplemental pro forma information reflecting the revenue and earnings of the combined entity for the current reporting period as though the acquisition date for the business combination had occurred at the beginning of the annual reporting period, and similar comparative information for the prior year, has not been disclosed. Management has determined that it is impracticable to provide this information due to a lack of reliability of financial information produced by SFSB prior to the acquisition and the costs that would be incurred to reproduce the information with an appropriate level of reliability.

Note 8. Goodwill and Other Intangibles

The Company follows FASB ASC 350 Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within ASC 350 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded. Goodwill was initially assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers, and again in December 2009. Management decided to assess Goodwill for potential impairment again in December 2009, prior to the anniversary date of the initial review, in order to coincide the assessment with the Company’s fiscal year end. Goodwill will be next assessed for potential impairment as of December 31, 2010, unless economic or other circumstances warrant evaluations at additional times.

Since the mergers in 2008, there has been further decline in economic conditions, which has significantly affected the banking sector and the Company’s financial condition and results. The Company’s average closing stock price by fiscal quarter since the merger was as follows:

	2009	2008	% Change
1st Quarter	$3.28
2nd Quarter	$3.67	$6.64	(44.7%)
3rd Quarter	$3.41	$4.36	(21.9%)
4th Quarter	$3.04	$3.31	(8.1%)

The initial step in identifying potential impairment involves comparing the current fair value of the reporting unit to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This step requires a determination of the implied fair value of goodwill based upon the fair value of the reporting unit and the fair value of its assets, liabilities, and identifiable intangible assets. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment charge must be recorded in an amount equal to the excess. Management retained a business valuation expert to assist in determining the level and extent to which goodwill was impaired. The Company determined that goodwill was impaired as of May 31, 2009 and again as of December 31, 2009 and impairment charges of $24.0 million and $7.4 million were recorded as of the respective dates. Because the acquisitions were considered tax-free exchanges, the goodwill impairment charge cannot be deducted for tax purposes, and as such, an income tax benefit cannot be recorded. Due to this tax treatment, the goodwill impairment charge will be reflected as a permanent difference in the deferred tax calculation.

In determining the goodwill impairment charge, the reporting unit was defined as “Community Bankers Trust Corporation,” as the Company has determined that it has no reportable segments or “components” of a segment, as defined in ASC 350 Intangibles – Goodwill and Other.

In the May 31, 2009 valuation, the Company used and weighted two valuation methods in determining the fair value of the reporting unit – the guideline transaction method and the discounted cash flow method. The guideline transaction method uses actual change-of-control transactions involving entities similar to the reporting unit. These transactions consist of merger and acquisition transactions involving financial institutions, and the Company derived the fair value of the reporting unit based on the price/tangible book value multiples and core deposit premiums reported in these transactions. The Company used this method as it reflects the guidance in ASC 350 that fair value refers to “the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the valuation date” (ASC 350-20-35-22; formerly SFAS 142, paragraph 23).

The discounted cash flow analysis relies upon a projection of future cash flows, the present value of which represents the value of the reporting unit. Management supplied projections of the reporting unit’s future balance sheets and income statements, which were used in the analysis. Under the discounted cash flow method, the value of the reporting unit is the sum of the distributable cash flows generated by the reporting unit and a terminal value at the end of the projection period representing the value of all future cash flows. The Company used the discounted cash flow method because market participants commonly use discounted cash flow analyses in acquisitions of financial institutions, as the value of an enterprise is equal to its future cash flows. In addition, ASC 820 describes the use of discounted cash flow techniques for fair value measurements (see ASC 820-10-55-4 to ASC 820-10-55-20).

In the December 31, 2009 valuation, the Company again used and weighted the guideline transaction method and the discounted cash flow method in determining the fair value of the reporting unit. The Company also used an additional method, the transaction value method. The transaction value method relies upon the market capitalization of the Company’s common stock as of December 31, 2009, plus a control premium to derive the value of a controlling interest in the reporting unit. The use of a control premium is consistent with ASC 350, which notes that the market capitalization of a company may not necessarily represent the fair value of the reporting unit (ASC 350-20-35-22).

The Company then compared the conclusion of value indicated by the preceding valuation methods to the Company’s market capitalization and the valuation multiples for a group of comparable publicly traded banks to the Company.

May 31, 2009 Valuation

In determining a conclusion of value for the reporting unit, the guideline transactions method received two-thirds of the total weight (split equally between the indications of value based on tangible book value and core deposits), and the discounted cash flow method received one-third of the total weighting. This weighting methodology reflects that actual transactions involving enterprises with similar characteristics to the subject reporting unit provide the most meaningful indication of value. The Company weighted the discounted cash flow method as it is commonly employed in the financial services industry and represents a value based on the future cash flows generated by the reporting unit.

The material assumptions used and the sensitivity in them for the two valuation methods used are as follows:

•

The guideline transactions method derives the fair value of the reporting unit using (a) the reporting unit’s tangible book value and core deposits at May 31, 2009 and (b) multiples of tangible book value and core deposits derived from marketplace transactions, as reported by SNL Financial. The multiples were derived from two groups of transactions – (a) transactions announced between June 1, 2008 and May 31, 2009 involving banks located nationwide with assets greater than $250 million and (b) transactions announced between June 1, 2008 and May 31, 2009 involving banks and thrifts located in the Mid-Atlantic region. A change in the price/tangible book value multiple by 10% would affect the value by a like amount. A change in the core deposit premium by 10% would affect the value by approximately 2%.

•

The discounted cash flow method relies upon a projection of the reporting unit’s future financial performance, including assumptions as to its future balance sheet growth, asset composition, funding mix, asset quality, capital levels, net interest income, non-interest income, non-interest expenses, loan loss provision, income taxes, and distributable cash flows. In addition, the discounted cash flow method requires a terminal value, which reflects the value of the reporting unit after the end of the finite forecast period. The terminal value is a function of the reporting unit’s projected 2013 net income and tangible book value, and multiples of net income and tangible book value. The Company then discounts the projected future cash flows and terminal value to the present at a discount rate derived from marketplace assumptions as to returns demanded on equity investments.

•

Particularly significant assumptions in the discounted cash flow method include (a) the reporting unit’s future net income and distributable cash flows, (b) the terminal multiple of earnings or tangible book value, and (c) the discount rate.

December 31, 2009 Valuation

In determining a conclusion of value for the reporting unit, the guideline transactions method received 25% of the total weight (placed on tangible book value), the transaction value method received 25%, and the discounted cash flow method received 50% of the total weighting. This weighting methodology reflected equal consideration of the transaction value and guideline transactions methods, which are market approaches that rely on transactions in the Company’s stock and comparable banks acquired in recent acquisitions, and the discounted cash flow method, which represents a value based on the future cash flows generated by the reporting unit. Less weight was placed on the guideline transactions method in the December valuation, as compared to the May valuation, because fewer comparable transactions occurred in the period preceding the December valuation.

The material assumptions used and the sensitivity in them for the three valuation methods used are as follows:

•

The guideline transactions method derives the fair value of the reporting unit using (a) the reporting unit’s tangible book value at December 31, 2009 and (b) multiples of tangible book value derived from marketplace transactions, as reported by SNL Financial. The multiples were derived from two groups of transactions – (a) transactions announced between September 30, 2008 and December 31, 2009 involving target banks located nationwide with assets between $250 million and $5 billion and (b) transactions announced between September 30, 2008 and December 31, 2009 involving target banks located in the Mid-Atlantic region. A change in the price/tangible book value multiple by 10% would affect the value by approximately 10%.

•

The transaction value method derived the fair value of the reporting unit using (a) the Company’s closing price per share at December 31, 2009, (b) the number of common shares outstanding, and (c) a control premium. The control premium was estimated based upon an analysis of implied control premiums for bank transactions announced in 2009 and also over a longer time period from year-end 2005 through 2009. A change in the control premium applied by 10% would affect the value by approximately 2%.

•

The discounted cash flow method was prepared in a manner consistent with the May 31, 2009 analysis and includes assumptions as to (a) the reporting unit’s future income statements and balance sheets, (b) the terminal multiple of earnings or tangible book value, and (c) the discount rate.

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by ASC 350 Intangibles – Goodwill and Other. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Goodwill and other intangible assets are presented in the following table:

	Goodwill	Core deposit intangibles
Balance, May 31, 2008	$—	$—
Acquisition of TFC	19,986	5,308
Acquisition of BOE	17,198	9,643
Acquisition of TCB	—	3,181
Amortization	—	(969)

Balance, December 31, 2008	$37,184	$17,163
Acquisition of MD	—	2,158
Amortization	—	(2,241)
Impairment charge to earnings	(31,457)	—

Balance, December 31, 2009	$5,727	$17,080

Note 9. Fair Value Measurements

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

Fair Value Hierarchy

Under FASB ASC 820, Fair Value Measurements and Disclosures, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Company utilizes a third party vendor to provide fair value data for purposes of determining the fair value of its securities available for sale portfolio. The third party vendor uses a reputable pricing company for security market data. The third party vendor has controls and edits in place for month-to month market checks and zero pricing and an AICPA Statement on Auditing Standard Number 70 (SAS 70) report is obtained from the third party vendor on an annual basis. The Company makes no adjustments to the pricing service data received for its securities available for sale

Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Impaired Loans

The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with FASB ASC 820, Fair Value Measurements and Disclosure, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Bank frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. The appraisal, based on the date of preparation, becomes only a part of the determination of the amount of any loan write-off, with current market conditions and the collateral’s location being other determinants. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

The Bank may also identify collateral deterioration based on current market sales data, including price and absorption, as well as input from real estate sales professionals and developers, county or city tax assessments, market data and on-site inspections by Bank personnel. Internally prepared estimates generally result from current market data and actual sales data related to the Bank’s collateral or where the collateral is located. When management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. In instances where an appraisal received subsequent to an internally prepared estimate reflects a higher collateral value, management does not revise the carrying amount.

Reviews of classified loans are performed by management on a quarterly basis. At December 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

Loans covered by FDIC shared-loss agreement (covered)

Fair values for loans were based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. Loans were pooled together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on the rates used at acquisition (which were based on market rates for new originations of comparable loans) and have been adjusted since acquisition based on how changes in expected cash flows have changed future accretable yield. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Other real estate owned (OREO) – non covered

Other real estate owned (OREO) – non covered assets are adjusted to fair value upon transfer of the loans to OREO assets. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Other real estate owned (OREO) – covered by FDIC shared-loss agreement

Other real estate owned (OREO), covered by FDIC shared-loss agreement (covered) is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, it is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the OREO as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

FDIC indemnification asset

These loss sharing assets are measured separately from the related covered assets as they are not contractually embedded in the assets and are not transferable with the assets should the Company choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Goodwill

See Note 8 for a description of the valuation methodologies for goodwill.

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Treasury issue and other
U.S. Government agencies	$17,826	$5,137	$12,689	$—
State, county and municipal	106,138	12,074	94,064	—
Corp & other bonds	1,604	—	1,604	—
Mortgage backed securities	53,004	—	53,004	—
Financial securities	868	868	—

Total securities available for sale	179,440	18,079	161,361	—
Loans - covered	150,935	—	—	150,935
FDIC indemnification asset	76,107	—	—	76,107

Total assets at fair value	$406,482	$18,079	$161,361	$227,042

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)	December 31, 2008
	Total	Level 1	Level 2	Level 3
U.S. Treasury issue and other
U.S. Government agencies	$29,069	$—	$29,069	$—
State, county and municipal	62,894	—	62,894	—
Corp & other bonds	7,249	—	7,249	—
Mortgage backed securities	94,356	—	94,356	—
Financial securities	424	424

Total securities available for sale	193,992	424	193,568	—
Loans held for sale	200	—	200	—

Total assets at fair value	$194,192	$424	$193,768	$—

Total liabilities at fair value	$—	$—	$—	$—

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

(in thousands)	December 31, 2009
	Total	Level 1	Level 2	Level 3
Loans - impaired loans non covered	$24,568	$—	$22,714	$1,854
Other real estate owned (OREO) - non covered	1,586	—	1,586	—
Other real estate owned (OREO) - covered	12,822	—	3,909	8,913
Goodwill	5,727	—	—	5,727

Total assets at fair value	$44,703	$—	$28,209	$16,494

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)	December 31, 2008
	Total	Level 1	Level 2	Level 3
Loans - impaired loans non covered	$9,800	$—	$8,814	$986
Other real estate owned (OREO) - non covered	223	—	223	—

Total assets at fair value	$10,023	$—	$9,037	$986

Total liabilities at fair value	$—	$—	$—	$—

Note 10. Deposits

Interest bearing deposits by type	As of December 31
	2009	2008
NOW	$94,711	$76,575
MMDA	113,071	55,200
Savings	58,373	34,688
Time deposits less than $100,000	423,902	303,424
Time deposits $100,000 and over	279,147	276,762

Total interest-bearing deposits	$969,204	$746,649

The scheduled maturities of time deposits at December 31, 2009 (dollars in thousands) are as follows:

2010	$576,984
2011	73,451
2012	25,577
2013	18,736
2014	8,301

Total	$703,049

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$6,040	$2,309
Deferred compensation	423	590
Nonaccrual loan interest	1,009	59
Accrued pension	390	285
FAS 158 adjustment pension	539	697
Stock based compensation	70	70
Net operating loss carryforward	2,856	2,945
Alternative minimum tax credit	444	108
Unrealized loss on available for sale securities	—	238
Other	182	65

	$11,953	$7,366

Deferred tax liabilities:
Depreciation	312	296
Purchase accounting adjustment	11,404	7,468
Unrealized gain on available for sale securities	997	—
Other	49	75

	$12,762	$7,839

Net deferred taxes	$(809)	$(473)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC 740. The Company has analyzed the valuation allowances for deferred tax assets and believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. All years from 2006 through 2009 are subject to audit by taxing authorities. As of December 31, 2009 and 2008 the Company had $7.163 million and $8.661 million, respectively of net operating losses which expire in 2021 through 2024.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2009	2008	2007
Current tax provision	$336	$243	$576
Deferred tax expense (benefit)	68	(110)	—

	$404	$133	$576

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2009	2008	2007
Statutory federal income tax rate	(34.0)%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(3.3)	(21.0)	—
Bank owned life insurance income	(0.3)	(4.1)	—
Nondeductible bonuses	2.9	—	—
Goodwill impairment	33.7	—	—
Other, net	(0.7)	0.9	0.3

	(1.7)%	9.8%	34.3%

Note 12. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks and securities sold under an agreement to repurchase. Long-term borrowings are obtained through the Federal Home Loan Bank (FHLB) of Atlanta. As of December 31,2009, the Company had 1-4 family mortgages in the amount of $211.7 million pledged as collateral to the FHLB for a total borrowing capacity of $136.3 million. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2009	2008
Short-term:
Fed Funds purchased	$8,999	$—

Maximum month-end outstanding balance	$8,999	$—
Average outstanding balance during the year	$971	$—
Average interest rate during the year	0.82%	—
Average interest rate at end of year	0.60%	—

Long-term:
Federal Home Loan Bank advances	$37,000	$37,900

Maximum month-end outstanding balance	$74,900	$37,900

Average outstanding balance during the year	$38,904	$15,861
Average interest rate during the year	3.23%	4.63%
Average interest rate at end of year	3.21%	3.14%

Maturities of fixed rate long-term debt at December 31, 2009 are as follows (dollars in thousands):

2010	$—
2011	—
2012	22,000
2013	10,000
2014	—
Thereafter	5,000

Total	$37,000

The Company has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $32,500,000.

Note 13. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401 (k)). The plan was frozen to new entrants prior to BOE’s merger with the Company.

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2009 and for the period from the merger date to the year ended December 31, 2008 (dollars in thousands):

	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,439	$5,166
Service cost	367	271
Interest cost	324	225
Actuarial gain/(loss)	186	(158)
Benefits paid	(194)	(65)

Benefit obligation, ending	$6,122	$5,439

Change in Plan Assets
Fair value of plan assets, beginning of year	$2,550	$3,493
Actual return on plan assets	773	(878)
Employer contributions	265	—
Benefits paid	(194)	(65)

Fair value of plan assets, ending	$3,394	$2,550

Funded Status	$(2,728)	$(2,889)

Amounts Recognized in the Balance Sheet
Other assets	$—	$—
Other liabilities	2,728	2,889
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,585	$1,216
Prior service cost	6	5
Net obligation at transition	(6)	(5)
Deferred tax	(539)	(413)
Other	64

Total amount recognized	$1,110	$803

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2009 and 2008 was $4,218 million and $3,658 million, respectively.

The following table provides the components of net periodic benefit cost for the plan for the year ended December 31, 2009 and the seven month period ended December 31, 2008 (dollars in thousands):

	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$367	$218
Interest cost	324	180
Expected return on plan assets	(211)	(187)
Amortization of prior service cost	3	2
Amortization of net obligation at transition	(3)	(2)
Recognized net actuarial loss	88	10

Net periodic benefit cost	$568	$221

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss)	$103	$1,024

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	2009	2008
Discount rate	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%
Rate of compensation	4.00%	4.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2009 are as follows (dollars in thousands):

Net (gain)/loss	$(465)
Prior service cost	(3)
Net obligation at transition	3

Total amount recognized	$(465)

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows (dollars in thousands):

Net (gain)/loss	$58
Prior service cost	3
Net obligation at transition	(3)

Total amount recognized	$58

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31 by asset category are as follows:

	2009	2008
Asset Category
Mutual funds — fixed income	37.00%	32.00%
Mutual funds — equity	62.00%	63.00%
Cash and equivalents	1.00%	5.00%

Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 7, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2009 (dollars in thousands):

Assets measured at Fair Value at December 31, 2009 (Level 1)
Money market funds	$34
Mutual funds:
Fixed income funds	1,273
International funds	372
Large cap funds	387
Mid cap funds	268
Small cap funds	140
Stock fund	320
Venture fund	235
Index fund	72
Equity fund	293

$3,394

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2010	$384
Expected Benefit Payments
2010	97
2011	142
2012	178
2013	177
2014	195
2015-2019	1,412

401(k) Plan

The Company adopted the 401(k) Plans that previously existed with both TFC and BOE prior to the merger. Under the BOE 401(k) Plan, employees have a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by the Company as determined each year. Any employees that started with the Company after the merger, and meet the service requirements, would be included in the BOE 401(k) Plan.

Under the TFC 401(k) Plan, employees have a contributory 401(k) profit share plan which covers substantially all employees. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation. The plan also provides for additional discretionary contributions to be made by the Company as determined each year.

The amounts charged to expense under these plans for the years ended December 31, 2009 and 2008 was $510,000 and $201,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $208,000 and $150,000 for the years ended December 31, 2009 and 2008, respectively. These contracts are funded by life insurance policies.

Note 14. Stock Option Plans and Warrants

Prior to the mergers, both TFC and BOE maintained stock option plans as incentives for certain officers and directors. During 2007, TFC replaced its stock option plan with an equity compensation plan that issued restricted stock awards. Under the terms of these plans, all options and awards were fully vested and exercisable, and any unrecognized compensation expenses were accelerated. Due to the mergers on May 31, 2008, these plans were terminated and the Company issued replacement options amounting to 332,351 and 161,426 to former employees of TFC and BOE, which represented exchange rates of 1.42 and 5.7278, respectively.

The options were valued at $1,488 million using the Black-Shoals model at the time of acquisition of TFC and BOE by the Company. The options were considered part of the acquisition price and, therefore, were not expensed by the Company. Assumptions were for a discount rate of 4.06% and 25% volatility with a remaining term of 4.83 years for TFC options and 5.25 years for BOE options.

A summary of the status of the stock plans follows:

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	493,777	$5.95	493,777	$5.95
Granted	—	—	—	—
Forfeited	7,014	$5.30	—	—
Exercised	—	—	—	—

Outstanding at end of the period	486,763	$5.96	493,777	$5.95

Options exercisable at end of period	486,763	$5.96	493,777	$5.95

Weighted-average remaining contractual life of outstanding and exercisable shares at December 31, 2009 and 2008.	37 months		52 months

Aggregate intrinsic value	$32,100		$24,000

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2009 and 2008. This amount changes with changes in the market value of the Company’s stock.

On June 8, 2006, the Company sold 7,500,000 units (“Units”) in the Offering. Each Unit consists of one share of the Company’s common stock, $0.01 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock from the Company at an exercise price of $5.00 commencing on the completion of a Business Combination and expiring five years from the date of the Offering. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given.

In addition, the Company sold an option to purchase an aggregate of up to 525,000 units for $100, to I-Bankers Securities, Inc., Maxim Group LLC and Legend Merchant Group, Inc. or their designees, the representatives of the underwriters (the “Underwriters”). The units issuable upon exercise of this option are identical to those offered in the Initial Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of common stock at a price of $7.50. This option is exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination or one year from the date of the Offering. This option expires June 4, 2011. In lieu of the payment of the exercise price, this option may be converted into units on a net-share settlement or cashless exercise basis to the extent that the market value of the units at the time of conversion exceeds the exercise price of this option. This option may only be exercised or converted by the option holder and cannot be redeemed by the Company for cash.

On November 20, 2008, the Company approved a buyback program with respect to the repurchase of up to $2.0 million of the Company’s outstanding warrants, authorizing the Company to purchase the warrants during a period of up to one year. The Company has repurchased 3.8 million warrants for $2.1 million, or $0.55 per warrant. The amount of repurchases in excess of the $2.0 million was ratified by the Company’s board of directors in 2009.

Note 15. Earnings Per Common Share

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

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

For the Twelve Months ended December 31, 2009
Basic EPS	$(30,312)	21,468	$(1.41)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(30,312)	21,468	$(1.41)

For the Twelve Months ended December 31, 2008
Basic EPS	$1,223	16,430	$0.07
Effect of dilutive stock awards and options		1,088	—

Diluted EPS	$1,223	17,518	$0.07

For the Twelve Months ended December 31, 2007
Basic EPS	$1,105	9,375	$0.12
Effect of dilutive stock awards and options		2,432	(0.03)

Diluted EPS	$1,105	11,807	$0.09

Excluded from the computation of diluted earnings per share were approximately 5.2 million, 8.9 million and 1.1 million of awards, options or warrants, during 2009, 2008 and 2007, respectively, because their inclusion would be antidilutive.

Note 16. Related Party Transactions

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

	2009	2008
Balance, beginning of year	$4,678	$—
Balance, assumed at merger	—	3,042
Principal additions	3,480	1,855
Repayments and reclassifications	(938)	(219)

Balance, end of year	$7,220	$4,678

Indirect loans assumed at the merger equaled $1.118 million of the amount stated above, and $3.786 million and $1.116 million of the balance at year-end 2009 and 2008, respectively.

Note 17. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 20 with respect to financial instruments with off-balance-sheet risk.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2009 (dollar in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,000	—	22,000	10,000	5,000
Operating leases	7,348	679	925	871	4,873

Total contractual obligations	$48,472	$679	$22,925	$10,871	$13,997

Note 18. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2009 and 2008, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $0 and $50.575 million, respectively. As of December 31, 2009, the Bank has agreed not to make dividend payments to the holding company without prior regulatory approval.

Note 19. Concentration of Credit Risk

At December 31, 2009 and 2008, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 90.59% and 87.26% of the loan portfolio for 2009 and 2008, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances were approximately $8.142 million and $5.108 million at December 31, 2009 and 2008, respectively.

Note 20. Financial Instruments With Off-Balance Sheet Risk

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

A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31 are as follows (dollars in thousands):

	2009	2008
Commitments with off-balance sheet risk:
Commitments to extend credit	$88,668	$106,378
Standby letters of credit	15,284	12,356

Total commitments with off-balance sheet risk	$103,952	$118,734

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

Note 21. Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, based on regulatory guidelines, we believe that the Company is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, CBTC and Essex Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The Company’s and the bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		Required in Order to be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total Capital to risk weighted assets
CBTC consolidated	$116,410	16.03%	$46,704	8.00%	NA	NA
Essex Bank	117,008	16.15%	46,485	8.00%	58,106	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	107,603	14.82%	23,352	4.00%	NA	NA
Essex Bank	108,223	14.94%	23,242	4.00%	34,864	6.00%
Tier 1 Capital to average adjusted assets
CBTC consolidated	107,603	8.93%	48,225	4.00%	NA	NA
Essex Bank	108,223	9.01%	48,032	4.00%	60,040	5.00%
As of December 31, 2008:
Total Capital to risk weighted assets
CBTC consolidated	$125,523	20.00%	$48,609	8.00%	NA	NA
Essex Bank	62,517	10.30%	48,535	8.00%	60,669	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	114,965	18.92%	24,305	4.00%	NA	NA
Essex Bank	55,959	9.22%	24,267	4.00%	36,401	6.00%
Tier 1 Capital to average adjusted assets
CBTC consolidated	114,965	12.54%	36,675	4.00%	NA	NA
Essex Bank	55,959	6.12%	36,594	4.00%	45,742	5.00%

On February 11, 2009, the Company invested $50 million in the Bank which resulted in an increase in the Bank’s regulatory capital.

Note 22. Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB ASC 825, Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

Loans Receivable

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

FDIC Indemnification Asset

The carrying amount of the FDIC indemnification asset approximates fair value.

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

At December 31, 2009 and 2008, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	For Year Ended December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$32,235	$32,245	$128,433	$128,433
Securities available for sale	179,440	179,440	193,992	193,992
Securities held to maturity	113,165	117,008	94,865	94,965
Loans held for sale	—	—	200	200
Net loans	711,395	711,716	516,359	497,930
FDIC indemnification asset	76,107	76,107	—	—
Accrued interest receivable	5,556	5,556	4,014	4,014
Financial liabilities:
Deposits	1,031,402	1,035,259	806,348	813,374
Borrowings	50,123	53,640	42,024	46,819
Accrued interest payable	2,640	2,640	4,325	4,325

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 23. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The weighted average interest rate at December 31, 2009 was 3.89%. Since May 31, 2008 through December 31, 2008, the weighted-average interest rate was 6.33%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2008, all trust preferred notes were included in Tier 1 capital.

The obligations of the Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2009 are as follows (dollars in thousands):

2010	$679
2011	493
2012	432
2013	430
2014	441
Thereafter	4,873

Total of future payments	$7,348

Note 25. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the past three years is stated separately.

	December 31
(dollars in thousands)	2009	2008	2007
Marketing & advertising expense	$494	$308	$—
Bank franchise tax	711	416	—
Telephone and internet line	886	193	—
Stationery, printing & supplies	905	222	—
Travel and entertainment	456	205	—
Exam and professional fees	990	403	—
Directors fees	409	365	—
Other expenses	1,940	1,008	263

Total other operating expenses	$6,791	$3,120	$263

Note 26. Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CONDITION

as of DECEMBER 31, 2009 and 2008

(dollars in thousands)

	2009	2008
Assets
Cash	$444	$58,328
United States Treasury securities held in trust fund	—	—
Certificates of Deposit held for investment purposes	250	—
Equity securities, restricted, at cost	868	424
Loans	750	—
Accrued int receivable	18	—
Other assets	906	1,250
Investments in subsidiaries	132,829	109,238

Total assets	$136,065	$169,240

Liabilities
Other liabilities	$153	$138
Balances due to Subsidiary Bank	194	575
Balances due to Non Bank Subsidiary	4,124	4,124

Total liabilities	4,471	4,837

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 17,680 issued and outstanding	17,680	17,680
Warrants on Preferred Stock	1,037	1,037
Discount on Preferred Stock	(854)	(1,031)
Common stock (200,000,000 and 50,000,000 shares authorized at December 31, 2009, and December 31, 2008, respectively, $0.01 par value) 21,468,455 shares issued and outstanding	215	215
Additional paid in capital	143,999	146,076
Retained earnings	(32,019)	1,691
Accumulated other comprehensive income (loss)	1,536	(1,265)

Total stockholders’ equity	$131,594	$164,403

Total liabilities and stockholders’ equity	$136,065	$169,240

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
Income:
Interest and dividend income	$83	$556
Dividends received from subsidiaries	859	—
Gains on sale of securities, net	118	—

Total income	1,060	556

Expenses
Interest expense	162	71
Management fee paid to subsidiaries	540	—
Furniture and equipment expenses	—	6
Bank franchise taxes	128	159
Professional and legal expenses	289	434
Other operating expenses	58	517

Total expenses	1,177	1,187
Equity in income / (loss) of subsidiaries	(29,557)	1,987
Net income (loss) before income taxes	(29,674)	1,356

Income tax expense (benefit)	(339)	133

Net income (loss)	$(29,335)	$1,223

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2009 and 2008

	2009	2008
Operating activities:
Net income / (loss)	$(29,335)	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in (income) / loss of subsidiary	29,557	(1,987)
Depreciation	—	5
Gains on sale of investment securities	(118)	—
Net amortization of preferred warrants	177	6
Decrease /(Increase) in other assets	382	(3,708)
Decrease in other liabilities, net	(366)	(620)

Net cash and cash equivalents provided by (used in) operating activities	297	(5,081)

Investing activities:
Purchases of investment securities	(1,261)	(242)
Sale of securities	392	—
Maturity of securities held in trust	—	58,453
Net increase in loans	(750)	—
Net increase in CDs held for investment	(250)	—
Capital contribution to subsidiary	(50,000)	—

Net cash and cash equivalents provided by (used in) investing activities	(51,869)	58,211

Financing activities:
Issuance of preferred stock	—	17,680
Cash dividends paid, net of adjustment	(4,235)	(1,755)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(2,077)	(46)
Cash paid to shareholders for converted shares	—	(10,843)

Net cash and cash equivalents provided by (used in) financing activities	(6,312)	5,036

Increase (decrease) in cash and cash equivalents	(57,884)	58,166
Cash and cash equivalents at beginning of the period	58,328	162

Cash and cash equivalents at end of the period	$444	$58,328

Note 27. Subsequent Events

In February 2010, the Company’s Board of Directors approved two transaction-based bonus awards to Gary A. Simanson, who was the Company’s Chief Strategic Officer until April 2010. The approval of the bonus awards was made pursuant to a provision in Simanson’s employment agreement that provides for a cash bonus payment for financial advisory and other services that Simanson renders in connection with the negotiation and consummation of a merger or other business combination involving the Company or any of its affiliates or the acquisition by the Company or any of its affiliates of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to Simanson’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of TCB on November 21, 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB on January 30, 2009. The amounts of the bonus awards are (i) $1,169,445, calculated as 0.50% of the total amount of non-brokered deposits that the Bank assumed in the November 2008 transaction and (ii) $1,816,430, calculated as 0.50% of the total amount of loans and other assets that the Bank acquired in the January 2009 transaction. The Company believes that these bonus awards are permitted under the rules and regulations of the TARP Capital Purchase Program. In accordance with generally accepted accounting principles, the Company has reflected these bonus awards in the financial statements for the year ended December 31, 2009.

As of April 22, 2010, the Company is actively discussing with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company is working diligently to resolve these issues. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be paid following the resolution of these issues. In addition, the Company cannot make any assurances as to any penalties that the regulatory agencies may assess if the Company is determined to have violated any of the rules and regulations described above. Such penalties may include, with respect to any Federal Reserve violations, formal or informal action directing the Company to make immediate corrections, civil penalties if it is determined that the violation was caused with intent, undertaken with reckless disregard for the Company’s financial safety and soundness, or results in gain to the Company. In addition, such penalties may include, with respect to any TARP violations, civil and criminal penalties and restitution of payments paid by the Company to Simanson.

Note 28. Preferred Stock

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

The Company received proceeds of $17.68 million for the Series A Preferred Stock and the Warrant. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrant, recording $16.64 million and $1.04 million, respectively. Fair value of the preferred stock was estimated based on a discounted cash flow model using an estimated life of 50 years and a discount rate of 12%. Fair value of the stock warrant was estimated using a Black-Scholes model assuming stock price volatility of 27.5%, a dividend yield of 0.5%, a risk-free rate of 1.35% and an expected life of five years. The $16.64 million of Series A Preferred Stock is net of a discount of $1.04 million. The discount is being accreted to the $17.68 million redemption price over a five year period. The accretion of the discount and dividends on the preferred stock reduce retained earnings.

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

Note 29. Quarterly Data (unaudited)

	Year Ended December 31

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$15,191	$16,757	$16,019	$16,553	$405	$3,142	$9,474	$10,314
Interest expense	6,465	6,689	6,366	5,614	—	1,120	3,286	4,154

Net interest income	8,726	10,068	9,653	10,939	405	2,022	6,188	6,160
Provision for loan losses	5,500	540	5,231	7,818	—	234	1,100	1,238

Net interest income after provision for loan losses	3,226	9,528	4,422	3,121	405	1,788	5,088	4,922
Noninterest income	21,159	1,622	2,142	1,317	—	299	754	727
Noninterest expenses	9,388	34,516	9,939	21,625	220	1,715	4,656	6,036

Income before income taxes	14,997	(23,366)	(3,375)	(17,187)	185	372	1,186	(387)
Income tax expense (benefit)	4,867	(14)	(1,473)	(2,976)	74	84	234	(259)

Net income (loss)	$10,130	$(23,352)	$(1,902)	$(14,211)	$111	$288	$952	$(128)
Dividends paid and accumulated on preferred stock	218	220	223	139	—	—	—	—
Accretion of discount on preferred stock	43	45	47	42	—	—	—	—

Net income (loss) available to common shareholders	$9,869	$(23,617)	$(2,172)	$(14,392)	$111	$288	$952	$(128)

Earnings per common share, basic	$0.46	$(1.10)	$(0.10)	$(0.67)	$0.01	$0.02	$0.04	$(0.01)
Earnings per common share, diluted	$0.46	$(1.10)	$(0.10)	$(0.67)	$0.01	$0.02	$0.04	$(0.01)

TRANSCOMMUNITY FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransCommunity Financial Corporation

Glen Allen, Virginia

We have audited the consolidated statements of financial condition of TransCommunity Financial Corporation and subsidiary (the Company) as of May 31, 2008 and December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the five-month period ended May 31, 2008 and year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransCommunty Financial Corporation and subsidiary at May 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the five-month period ended May 31, 2008 and year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, on September 5, 2007, the Company entered into an agreement to merge with Community Bankers Acquisition Corp. This merger was effective at the close of business on May 31, 2008. These consolidated financial statements do not contain any fair value or other adjustments related to this merger.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

April 22, 2010

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MAY 31, 2008 AND DECEMBER 31, 2007

(dollars in thousands)

	May 31 2008	December 31 2007
Assets
Cash and due from banks	$4,232	$2,204
Federal funds sold	—	2,107

Total cash and cash equivalents	4,232	4,311
Securities available for sale, at fair value	11,285	10,243
Securities held to maturity, fair value of $6,393 at December 31, 2007	—	6,400

Total securities	11,285	16,643
Loans	241,880	205,480
Allowance for loan losses	(3,426)	(3,036)

Net loans	238,454	202,444
Bank premises and equipment	8,129	8,205
Other real estate owned	180	180
Deferred tax asset	4,751	3,312
Other assets	3,022	3,176

Total assets	$270,053	$238,271

Liabilities
Deposits:
Noninterest bearing	$25,677	$20,390
Interest bearing	206,457	183,208

Total deposits	232,134	203,598
Federal funds purchased	5,218	—
Accrued interest payable	805	682
Other liabilities	3,509	758

Total liabilities	241,666	205,038

Stockholders’ Equity
Preferred stock (15,000,000 shares authorized $.01 par value)	—	—
Common stock (25,000,000 shares authorized $.01 par value) 4,586,741 shares issued and outstanding at May 31, 2008, and December 31, 2007, respectively	46	46
Additional paid in capital	40,104	39,926
Retained earnings (deficit)	(11,817)	(6,764)
Accumulated other comprehensive income	54	25

Total stockholders’ equity	28,387	33,233

Total liabilities and stockholders’ equity	$270,053	$238,271

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIVE MONTHS ENDED MAY 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	May 31, 2008	December 31, 2007
Interest and Dividend Income
Interest and fees on loans	$6,849	$15,795
Interest on federal funds sold	26	570
Interest and dividends on securities	236	778

Total Interest and Dividend Income	7,111	17,143

Interest expense
Interest on deposits	3,295	6,628
Interest federal funds purchased	23	38
Interest on other borrowed funds	—	10

Total Interest expense	3,318	6,676

Net interest income	3,793	10,467

Provision for loan losses	1,348	1,686

Net interest income after provision for loan losses	2,445	8,781

Noninterest income
Service charges on bank accounts	342	1,110
Fees, commissions including nonbanking activities	72	—
Other Misc	15	—

Total Noninterest income	429	1,110

Noninterest expenses
Salaries and employee benefits	3,708	5,433
Occupancy expenses	318	723
Equipment expenses	295	699
Other	3,908	3,788

Total Noninterest expenses	8,229	10,643

Loss before taxes and other adjustments	(5,355)	(752)
Income tax benefit	1,454	3,325

Net income (loss) from continuing operations	(3,901)	2,573
Net loss from discontinued operations	—	(77)

Net income (loss)	$(3,901)	$2,496

Net (loss) income per share from continuing operations (basic and diluted)	$(0.85)	$0.56

Net (loss) income per share (basic and diluted)	$(0.85)	$0.54

Weighted average number of shares outstanding	4,586,741	4,586,741

See accompanying notes to consolidated financial statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FIVE MONTHS ENDED MAY 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,

December 31, 2006	4,582	$46	$39,809	$(9,262)	$(40)	$30,553
Net income	—	—	—	2,496	—	2,496
Unrealized gain on securities available for sale, net of taxes	—	—	—	—	65	65

Total comprehensive gain						2,561
Common stock issued	5	—	38	—		38
Deferred compensation expense	—	—	79	—		79
Dissolution of Subsidiary	—	—	—	2		2

Balance,

December 31, 2007	4,587	$46	$39,926	$(6,764)	$25	$33,233
Net loss	—	—	—	(3,901)	—	(3,901)
Unrealized gain on securities available for sale, net of taxes of $14	—	—	—	—	29	29

Total comprehensive loss						(3,872)
Stock compensation	—	—	178	—		178
Special dividends paid	—	—	—	(1,152)		(1,152)

Balance,

May 31, 2008	4,587	$46	$40,104	$(11,817)	$54	$28,387

See accompanying notes to consolidated financial statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIVE MONTHS ENDED MAY 31, 2008 AND YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	2008	2007
Operating activities:
Net income (loss) from continuing operations	$(3,901)	$2,573
Net loss from discontinued operations	—	(77)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,348	1,686
Amortization of security premiums and accretion of discounts, net	(13)	(13)
Depreciation	240	557
Stock-based compensation expense	178	79
(Gain) loss on disposition of property	—	(4)
(Increase) decrease in other assets	154	(890)
Increase in interest payable	123	142
Addition to (recognition of) net deferred tax asset	(1,439)	(3,325)
Increase in accrued expenses and other liabilities	2,751	406

Net cash provided by (used in) operating activities	(559)	1,134

Investing activities:
Purchase of securities held to maturity	—	(6,000)
Purchase of securities available for sale	(7,205)	(22,922)
Proceeds from maturities of securities held to maturity	6,400	21,025
Proceeds from maturities of securities available for sale	6,205	26,363
Purchase of Federal Reserve Bank stock	—	(42)
Net increase in loans	(37,358)	(54,976)
Proceeds from sale of premise and equipment	—	6
Purchase of premises and equipment, net	(164)	(2,015)

Net cash used in investing activities	(32,122)	(38,561)

Financing activities:
Net change in federal funds purchased	5,218	(1,517)
Net proceeds from stock options exercised	—	38
Dividends paid	(1,152)	—
Net other borrowings repayments	—	(500)
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	(615)	3,858
Net increase (decrease) in savings deposits	(392)	696
Net increase in time deposits	29,543	34,072

Net cash provided by financing activities	32,602	36,647

Net decrease in cash and cash equivalents	(79)	(780)
Cash and cash equivalents:
Beginning of the period	$4,311	$5,091

End of the period	$4,232	$4,311

Supplemental disclosures of cash flow information:
Interest paid	$3,195	$6,535

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

TransCommunity Financial Corporation (“TFC”) was a bank holding company whose principal activity was the formation, ownership and operation of independently-managed community banks. TFC’s first subsidiary, the Bank of Powhatan, N.A. (“Bank of Powhatan”), was organized as a national banking association in 1999, and commenced operations on March 20, 2000. TFC’s second subsidiary, Bank of Goochland, N.A. (“Bank of Goochland”), was organized and incorporated during 2002, and commenced operations on November 25, 2002. On April 19, 2004, TFC established its third independent community bank in the central Virginia area, the Bank of Louisa, N.A. (“Bank of Louisa”), TFC initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter in April 2004. On December 11, 2006, TFC commenced the operations of the Bank of Rockbridge, its fourth subsidiary bank (“Bank of Rockbridge” together with Bank of Powhatan, Bank of Goochland, and Bank of Louisa, the “banks”.)

Effective June 30, 2007, the TFC consolidated the charters of its banks to create TransCommunity Bank, N.A. This new bank is subject to regulation by the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. The bank branches operate under their market names and provide general banking services to individuals, small- and medium-sized businesses and the professional communities of Powhatan, Goochland, Rockbridge, and Louisa Counties of Virginia and surrounding areas. TFC is subject to regulation by the Board of Governors of the Federal Reserve System.

On January 1, 2001, the Bank of Powhatan purchased Main Street Mortgage and Investment Corporation (“Main Street”) which became a wholly-owned subsidiary of the bank. Main Street originated commercial and residential real estate loans for investors throughout the state. However, in November of 2006, the Board of Directors voted to discontinue the operations of Main Street.

On September 5, 2007, TFC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community Bankers Acquisition Corp. (“CBAC”). Effective at the close of business May 31, 2008, CBAC consummated the merger between the CBAC and TFC pursuant to the terms of the Merger Agreement. In connection with the Merger Agreement, TFC became a wholly-owned subsidiary of CBAC. The material terms of the Merger Agreement and certain financial and other information about CBAC and TFC are contained in the CBAC’s registration statement on Form S-4 (SEC File No. 333-148675) originally filed January 15, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “TFC Merger Proxy”), TFC’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-33355), and TFC’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-33355).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of financial presentation

The accounting and reporting policies of TFC and its subsidiaries conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of TFC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. Actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

Principles of consolidation

The consolidated financial statements include the accounts of TFC, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Bank of Powhatan, Bank of Goochland, Bank of Louisa, Bank of Rockbridge, and Main Street Mortgage and Investment Corporation, Inc., a wholly-owned subsidiary of Bank of Powhatan. All significant inter-company balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one day period.

The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. TFC met this requirement and held a reserve balance of $71,000 at May 31, 2008 and December 31, 2007.

Investment securities

TFC accounts for its investment securities in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities that TFC has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to accumulated other comprehensive income (loss), a component of shareholders’ equity. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

As of May 31, 2008 and December 31, 2007, TFC did not have any foreign investment securities or securities designated as trading account investments.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. TFC’s adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. TFC did not have any derivatives at May 31, 2008 or December 31, 2007 or during the periods then ended.

TFC adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain required quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. In November 2005, the FASB issued Staff Position FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. TFC adopted FSP No. FAS 115-1 and FAS 124-1 as of December 31, 2005. The disclosures required under EITF 03-1 and FSP No. FAS 115-1 and FAS 124-1 are included in these consolidated financial statements.

Loans and allowance for loan losses

Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan origination costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. The allowance for loan losses is maintained at a level that management considers appropriate to provide for credit losses inherent in the loan portfolios at the reporting date. The level of the allowance is based on management’s evaluation of risk of loss in the loan portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year, management makes credit reviews of the loan portfolios designed to identify any changes in the loans since initial booking impacting their quality rating. This review is designed to identify potential changes that may need to be made to the loan loss reserve.

Interest income on loans is credited to operations based upon the principal amount outstanding. The net amounts of origination fees, origination costs and commitment fees are deferred and recognized over the lives of the related loans and leases as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectability of interest on any loan, the accrual of applicable interest is discontinued. A loan is generally classified as non-accrual when principal and interest have consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future or are in the process of collection. In all cases, loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

TFC follows SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

TFC follows SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 retained the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No.144 also changed the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Transfers of Financial Assets

TFC follows SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125 (“Statement 140”). Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from TFC, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) TFC does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and intangible assets

SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations. For purchase acquisitions, TFC is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. TFC adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

Income taxes

TFC accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that expect to be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, interest income on non-accrual loans, depreciation and amortization, difference between book and tax basis of assets acquired and net operating loss carryforwards. TFC and its subsidiaries file a consolidated federal income tax return.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, TFC adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on TFC’s consolidated financial position.

TFC monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. No material changes have been projected; however, management believes changes will occur at the expiration of statutes of limitations and accrual of interest. As TFC is not currently under examination, changes from settlements can not be projected. If this position would change it is unlikely to have a material impact on income tax expense during the next 12 months.

Deferred tax asset

TFC has a deferred tax asset of approximately $4.8 million and $3.3 million as of May 31, 2008 and December 31, 2007, respectively. Prior period net operating losses of approximately $2.5 million are a significant portion of the asset. Management has assessed TFC’s ability to recognize these losses and has concluded that it is more likely than not that TFC will be able to fully utilize them within the statutory allowed timeframe therefore, a valuation allowance was not deemed necessary. This assessment considered factors such as budgeted earnings for 2008 and beyond and the cost savings under the consolidation of the subsidiary banks in 2007.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Other real estate owned

Other real estate owned is recorded at lower of cost or market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, holding costs and gains, and losses on subsequent sale are included in the consolidated statements of operations. TFC had other real estate owned of approximately $180,000 as of May 31, 2008 and December 31, 2007.

Marketing costs

TFC expenses marketing costs as incurred. Marketing expenses for the five months ended May 31, 2008 and the year ended December 31, 2007 were approximately $37,000 and $219,000 respectively.

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock. Stock options for 234,050 and 275,175 shares of common stock were not considered in computing diluted earnings per share for May 31, 2008 and December 31, 2007, respectively, because they were anti-dilutive. Shares were anti-dilutive since the exercise price exceeded the current market price.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R required implementation by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TFC implemented SFAS No. 123R using the modified prospective transition method. See Note 11 for more information about TFC’s stock-based compensation programs.

Comprehensive income (loss)

TFC follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes net income (loss) as well as certain other items that result in a change to shareholders’ equity during the period.

New Accounting Pronouncements

In September 2006, the FASB released SFAS No. 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard also responds to investors’ requests for more information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for financial years beginning after November 15, 2007. However, in February 2008, the FASB decided to defer the effective date for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a non-recurring basis.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The provisions of the Statement will generally be applied on a prospective basis as of the effective date. For certain securities and financial instruments, the provisions are to be applied retrospectively as a cumulative effect adjustment to the opening balance of retained earnings. TFC does not have any instruments for which retrospective application is required. TFC does not expect implementation of any changes required by SFAS 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157 Fair Value Measurement. TFC adopted SFAS 159 effective January 1, 2008, and has elected not to measure any of its current eligible financial assets or liabilities at fair value upon adoption, but may elect to do so with future eligible financial assets or liabilities.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. TFC is evaluating the potential result SFAS 141(R) will have on it consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest are to be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. SFAS will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. As a result, this Statement does not apply to TFC.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 2 INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

As of May 31, 2008

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

US Treasury issue and other US Government agencies	$11,204	$92	$(11)	$11,285

As of December 31, 2007

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

US Treasury issue and other US Government agencies	$10,205	$48	$(10)	$10,243

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

US Treasury issue and other US Government agencies	$6,400	$—	$(7)	$6,393

At May 31, 2008 and December 31, 2007, gross unrealized losses totaled approximately $11,000 and $17,000, respectively. Securities in an unrealized loss position were as follows (dollars in thousands):

As of May 31, 2008

	Less than 12 months		12 months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury issue and other US Government agencies	$5,204	$(11)	$—	$—	$5,204	$(11)

As of December 31, 2007

	Less than 12 months		12 months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury issue and other US Government agencies	$4,194	$(10)	$—	$—	$4,194	$(10)

	Less than 12 months		12 months or More		Total
Securities Held to Maturity	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Treasury issue and other US Government agencies	$2,893	$(7)	$—	$—	$2,893	$(7)

The 2008 unrealized loss is the aggregate of two U.S. Agency notes. The 2007 unrealized loss is the aggregate of eight U.S. Agency notes. The unrealized loss positions in both years were primarily related to interest rate

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. No impairment loss has been recognized on these securities due to management having both the intent and the ability to hold these securities until maturity or call dates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of TFC to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The amortized cost, fair value, and weighted average yield of investment securities at May 31, 2008, by contractual maturity, are shown in the following schedule (dollars in thousands).

	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$2,000	$2,011	4.915%
Due after one year through five years	9,204	9,274	4.020%

	$11,204	$11,285	4.180%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The carrying amount (which approximates fair value) of securities pledged to secure public deposits amounted to $8.8 million and $12.2 million at May 31, 2008 and December 31, 2007, respectively.

The Bank is required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of approximately $873,000 as of May 31, 2008 and December 31, 2007. TFC also held stock in Virginia Bankers Association Title Insurance Company amounting to approximately $65,000 as of May 31, 2008 and December 31, 2007. These stock components are classified as “Other Assets” in the Consolidated Balance Sheet.

There were no securities sold during the periods reported.

NOTE 3 LOANS

Loans receivable outstanding, by type, at May 31, 2008 and December 31, 2007 are summarized as follows (dollars in thousands):

	May 31, 2008	December 31, 2007
Mortgage Loans on Real Estate
Residential 1-4 Family	$35,697	$38,849
Commercial	47,792	62,026
Construction	94,608	41,201
Multifamily	2,605	2,111
Agriculture	1,431	1,450

Total Real Estate Loans	182,133	145,637

Commercial loans	44,339	49,683

Consumer and installment loans	15,552	10,413
All other loans	338	35

Gross Loans	242,362	205,768
Less: unearned income	(482)	(288)

Loans, net of unearned income	$241,880	$205,480

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	May 31, 2008	December 31, 2007
Impaired loans without a valuation allowance	$381	$379
Impaired loans with a valuation allowance	2,927	1,576

Total Impaired Loans	$3,308	$1,955

Valuation allowance related to impaired loans	$549	$484

Total Non-Accrual Loans	$3,734	$1,955

Total loans 90 days past due and still accruing	$—	$—

	5 Months Ended May 31, 2008	Year Ended December 31, 2007
Average balance of impaired loans	$2,632	$1,952

Interest income recognized on impaired loans	$46	$87

Interest income recognized on a cash basis on impaired loans	$46	$87

The Bank had approximately $4.0 million in nonperforming assets at May 31, 2008. These nonperforming assets consisted of 34 non-accrual loans and 2 OREO properties. Interest forfeited on non-accrual loans for the five months ended May 31, 2008 was approximately $41,000.

At May 31, 2008, TFC’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), (ii) general valuation allowances calculated in accordance with SFAS 5 based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with SFAS 114.

A summary of the changes in the allowance for the loan losses is shown in the following schedule (dollars in thousands):

	5 Months Ended May 31, 2008	Year Ended December 31, 2007
Balance, beginning of period	$3,036	$2,065
Loans charged off:
Commercial	(836)	(205)
Real Estate	(122)	(443)
Other	—	(69)

Total loans charged off	(958)	(717)

Recoveries:
Real Estate	—	2

Total recoveries	—	2

Net charge offs	(958)	(715)
Provision for loan losses	1,348	1,686

Balance, end of period	$3,426	$3,036

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

TFC has entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans to such related parties at December 31, 2007 was approximately $525,000. This balance had not materially changed at May 31, 2008.

NOTE 4 PREMISES AND EQUIPMENT

Premises and equipment at May 31, 2008 and December 31, 2007 is summarized as follows:

	May 31, 2008	December 31, 2007
Land	$1,906	$1,818
Land improvements and buildings	5,918	4,631
Leasehold improvements	58	58
Furniture and Equipment	3,055	2,927
Construction in progress	37	1,405

Total	10,974	10,839
Less: Accumulated Depreciation and Amortization	(2,845)	(2,634)

Bank premises and equipment, net	$8,129	$8,205

The depreciation expense on premises and equipment for the five months ended May 31, 2008 and the year ended December 31, 2007 was approximately $240,000 and $557,000, respectively.

Construction in progress at December 31, 2007 consisted primarily of construction for the Bank of Goochland branch that relocated to 1949 Sandy Hook Road, Goochland, VA from its prior leased facility effective January 22, 2008. At the time the branch was occupied, the balance in construction in progress was reclassified into Land Improvements and Building.

NOTE 5 DEPOSITS

Deposits, by product type, at May 31, 2008 and December 31, 2007 were as follows (dollars in thousands):

	May 31, 2008	December 31, 2007
NOW	$15,575	$21,186
MMDA	20,291	20,586
Savings	9,782	10,174
Time deposits less than $100,000	81,338	74,097
Time deposits greater than $100,000	79,471	57,169

Total interest-bearing deposits	$206,457	$183,212

Total non-interest bearing	$25,677	$20,386

Total Deposits	$232,134	$203,598

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The following table provides the average balance and average rate paid for interest bearing deposits, by product type (dollars thousands):

	Five Months Ended May 31, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
NOW	$19,688	1.28%	$20,228	1.42%
MMDA	19,638	2.85%	16,981	2.58%
Savings	9,980	1.38%	10,097	1.54%
Time deposits less than $100,000	77,990	4.83%	63,639	4.98%
Time deposits greater than $100,000	64,635	4.94%	50,072	5.16%

Total interest-bearing deposits	$191,931	4.12%	$161,017	4.12%

As of May 31, 2008, the time remaining until maturity of time deposits $100,000 and greater is as follows (dollars in thousands):

	CD’s	Other	Total
Within 3 months	$17,871	$1,128	$18,999
3 - 6 months	7,580	935	8,515
6 - 12 months	21,366	481	21,847
Over 12 months	26,750	3,360	30,110

	$73,567	$5,904	$79,471

NOTE 6 BORROWINGS

TFC uses borrowings in conjunction with deposits to fund lending and investing activities. At May 31, 2008, there were no long-term borrowings. Short-term funding includes overnight borrowings from correspondent banks. The following information is provided for short term borrowings balances, rates, and maturities (dollars in thousands):

	May 31, 2008	December 31, 2007
Fed Funds Purchased	$5,218	$—

Maximum month end outstanding balance	$7,400	$1,952

Average outstanding balance during the period	$2,171	$645

Average interest rate during the period	2.56%	5.90%

Average interest rate at end of period	2.34%	N/A

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 7 DIVIDENDS

A principal source of funds for TFC in future years is anticipated to be dividends paid by the bank. Dividends paid by the bank are limited by banking regulations. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income, net of dividends, for the preceding two years.

In January of 2007, the Bank of Powhatan and the Bank of Goochland each paid TFC a $300,000 dividend out of their respective retained earnings.

On May 30, 2008, TFC paid a one-time special dividend of $0.25 per share of TFC’s common stock to shareholders of record as of May 8, 2008. The payment of the special dividend was authorized by TFC’s board of directors on April 28, 2008, and was contingent on the satisfaction of all of the conditions to the closing of the Merger with CBAC.

NOTE 8 INCOME TAXES

The components of the deferred tax assets and liabilities at May 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	May 31 2008	December 31 2007
Deferred tax assets
Allowance for loan loss	$1,003	$952
Stock compensation award	70	119
Deferred compensation	434	—
Goodwill	65	65
Net operating loss carryforwards	3,307	2,397
Alternative minimum tax credit	18	21
Other	30	37

Total deferred tax assets	4,927	3,591

Deferred tax liabilities:
Unrealized loss on investment securities	28	13
Depreciation	148	173
Other	—	93

Total deferred tax liabilities	176	279

Net deferred tax asset	$4,751	$3,312

Allocation of income tax benefit between current and deferred portions is as follows (dollars in thousands):

	May 31, 2008	December 31 2007
Current (benefit) expense	$—	$1
Deferred benefit	(1,454)	(3,326)

Net income tax benefit	$(1,454)	$(3,325)

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

During 2008, management concluded that it is more likely than not that TFC will be able to fully utilize its net operating losses within the statutory allowed timeframe therefore, a valuation allowance was not deemed necessary.

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates for the periods ended May 31, 2008 and the year ended December 31, 2007 (dollars in thousands):

	May 31, 2008	December 31, 2007
Income tax expense (benefit) at the applicable federal tax rate	$(1,820)	$(256)
Change in valuation allowance for deferred taxes	—	(3,387)
True up of deferred tax asset	—	251
Nondeductible expense / transaction costs	322	(18)
Other	44	85

Income tax benefit	$(1,454)	$(3,325)

TFC had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 9 CONCENTRATION OF CREDIT RISK

Most of the loans are made to customers in the banks’ trade areas. Accordingly, the ultimate collectability of the banks’ loan portfolio is susceptible to changes in local economic conditions. The types of loans made are described in Note 3. Collateral required is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower. TFC has a concentration of loans secured by real estate. At May 31, 2008 and December 31, 2007, real estate loans represented 75.2% and 70.8% of the loans in the consolidated portfolio, respectively. Real estate lending by the banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.

TFC maintains deposits at other high credit quality commercial banks that may, at times, exceed federally insured limits.

NOTE 10 SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS

On January 1, 2001, the Bank of Powhatan purchased Main Street Mortgage and Investment Corporation (“Main Street”) which became a wholly-owned subsidiary of the bank. Main Street originated commercial and residential real estate loans for investors throughout the state. In November of 2006, the Board of Directors voted to discontinue the operations of Main Street.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The following provides details of the loss from discontinued operations for Main Street for the year ended December 31, 2007 (dollars in thousands).

Noninterest Income	$2
Occupancy expenses	(45)
Equipment costs	(4)
Other operating expenses	(30)

Loss from discontinued operations	$(77)

NOTE 11 STOCK-BASED COMPENSATION

2001 Stock Option Plan

Under TFC’s Stock Option Plan (the “Plan”), TFC may grant options to its directors, officers and employees for up to 330,000 of common stock. Annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. Both incentive stock options and non-qualified stock options may be granted under the plan. Effective January 1, 2006, TFC adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

The Plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TFC effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan became a subsidiary of TFC. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TFC and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TFC, its subsidiaries and with growth in shareholder value. The exercise price may not be less than 100% of the fair market value of the shares on the grant date. Unless the Stock Option Committee determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date. Each grant becomes fully vested and exercisable in the event of a change in control of TFC. All options are subject to exercise or forfeiture if TFC’s capital falls below its minimum requirements as determined by its primary regulator, and TFC’s primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors.

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the five months ended May 31, 2008 and the year ended December 31, 2007:

Expected volatility	20.0%
Expected dividend	—
Expected term (years)	10.00
Risk free rate	4.04%

The expected volatility is based on historical volatility of comparable peer banks. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury yield curve at the time of the grant. The expected life is based on the historical exercise experience. The dividend yield assumption is based on TFC’s history and expectation of dividend payouts.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

A summary of the options outstanding at May 31, 2008 and December 31, 2007 is shown in the following table:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	275,175	$9.74	246,725	$9.95
Granted	—	—	56,000	8.53
Forfeited	(41,125)	10.00	(8,000)	8.50
Exercised	—	—	(5,000)	7.65
Expired	—	—	(14,550)	9.47

Outstanding at end of the period	234,050	$9.70	275,175	$9.74

Options exercisable at end of period	234,050	$9.70	233,175	$9.97

Weighted-average fair value per option of options granted during the year	N/A		$1.84

Weighted-average remaining contracted life for outstanding and exercisable shares at May 31, 2008 and December 31, 2007.	55 months		52 months

There was no total intrinsic value of the options outstanding and exercisable as of May 31, 2008 and December 31, 2007. As of December 31, 2007, the unrecognized compensation expense related to nonvested options was $45,000. Total cash received from exercised options during for the five months ended May 31, 2008, and the year ended December 31,2007, was $0 and $38,000, respectively.

The following table summarizes nonvested options outstanding at May 31, 2008 and December 31, 2007:

	2008		2007
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	42,000	$1.30	5,367	$1.30
Granted	—	—	56,000	1.84
Less: Vested	42,000	1.30	11,367	1.30
Forfeited	—	—	8,000	1.76

Nonvested at May 31, 2008 and December 31, 2007	—	$—	42,000	$1.76

2007 Equity Compensation Plan

On May 29, 2007, the shareholders of TFC approved the TransCommunity Financial Corporation 2007 Equity Compensation Plan (the “2007 Plan”). The 2007 Plan authorizes the Compensation Committee of TFC’s Board of Directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to TFC and its subsidiary who are designated by the Compensation Committee: options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units. The Compensation Committee will administer the 2007 Plan.

TFC is authorized to issue under the 2007 Plan up to 250,000 shares of its common stock. Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the 2007 Plan may be reallocated to new awards under the 2007 Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the 2007 Plan may also be reallocated to other awards. The

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

2007 Plan provides that if there is a stock split, stock dividend or other event that affects TFC’s capitalization, appropriate adjustments will be made in the number of shares that may be issued under the 2007 Plan and in the number of shares and price of all outstanding grants and awards made before such event.

The 2007 Plan also provides that no award may be granted more than 10 years after the earlier of the date that it is approved by TFC’s shareholders or the date it is adopted by TFC’s Board of Directors, which was February 28, 2007.

The Board of Directors may amend or terminate the 2007 Plan at any time, provided that no such amendment will be made without shareholder approval if (i) the amendment would increase the aggregate number of shares of Common Stock that may be issued under the 2007 Plan (other than as permitted under the 2007 Plan), (ii) the amendment changes the class of individuals eligible to become participants or (iii) such approval is required under any applicable law, rule or regulation.

On July 25, 2007, agreements with market presidents and corporate senior officers were executed for restricted stock awards totaling 22,375 shares of common stock at a per share price of $7.75 under the 2007 Equity Compensation Plan. The agreements grant fifty percent of the restricted stock on a three year vesting schedule as follows:

Date	Percentage
March 1, 2008	20%
March 1, 2009	20%
March 1, 2010	60%

The remaining one-half of the restricted stock would have been issued March 1, 2010 if corporate pre-tax income for 2009 equals or exceeds $3.0 million. Compensation costs associated with service-based awards were recognized over the period of the service term. Compensation costs associated with the performance-based awards would have been recognized once it is probable that the performance target is achievable. TFC will record costs related to the performance-based awards, and none of the performance award was accrued through December 31, 2007.

Stock-based compensation expense of approximately $178,000 and $79,000 was recorded for the five months ended May 31, 2008 and the year ended December 31, 2007, respectively.

Pursuant to the terms of the 2001 Stock Option Plan and the 2007 Equity Compensation Plan, all options and awards were fully vested upon the change of control which occurred on May 31, 2008.

NOTE 12 REGULATORY MATTERS

TFC is subject to various regulatory capital requirements administered by the federal banking agencies. If TFC, or its subsidiary bank, fails to meet minimum capital requirements, its primary regulators can initiate certain mandatory and discretionary actions. If such actions are undertaken, they could have a direct material effect on TFC’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TFC’s subsidiary bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures are established by bank regulations to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At May 31, 2008 and December 31, 2007, management believes that TFC met all capital adequacy requirements to which they are subject.

TFC assesses its compliance with regulatory capital requirements on quarterly basis. The actual and required capital amounts and ratios as of March 31, 2008 (the last quarter for which the calculation was made) and December 31, 2007 were as follows:

	March 31 2008	December 31 2007
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	32,737	29,896
Actual Ratio	13.36%	13.61%
Minimum Capital Requirement	4.00%	4.00%
Tier 1 Risk-Based Capital Ratio
Amount	32,737	29,896
Actual Ratio	13.64%	13.95%
Minimum Capital Requirement	4.00%	4.00%
Total Risk-Based Capital Ratio
Amount	35,736	32,574
Actual Ratio	14.89%	15.20%
Minimum Capital Requirement	8.00%	8.00%

NOTE 13 FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About the Fair Value of Financial Statements, defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of TFC’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between TFC and other financial institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

TFC has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodology used, the estimated fair values, and the recorded carrying value of financial instruments at May 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	May 31, 2008		December 31, 2007
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial assets:
Cash and due from banks	$4,232	$4,232	$2,204	$2,204
Federal funds sold	—	—	2,107	2,107
Investment securities	11,285	11,285	16,636	16,643
Loans, net	239,877	238,454	200,902	202,444
Accrued interest receivable	1,427	1,427	1,357	1,357

Financial liabilities:
Demand deposits:
Noninterest bearing	$25,677	$25,677	$20,390	$20,390
Interest bearing	41,772	35,866	41,768	41,768
Savings deposits	10,174	9,782	10,174	10,174
Time deposits	162,763	160,809	131,739	131,266
Federal funds purchased	5,218	5,218	—	—
Accrued interest payable	805	805	682	682

The estimated fair values of cash and due from banks and federal funds sold are the stated values. The estimated fair values of investment securities are based on quoted market prices if available or on the quoted market prices of comparable instruments if quoted market prices are not available. The gross loan portfolio and time deposits are valued using a present value discounted cash flow method where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. All other financial instruments have fair values that approximate the carrying value.

The fair value of commitments to extend credit and standby letters of credit are considered immaterial.

SFAS 157 is an extension of SFAS 107 and further defines the fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

Expanded disclosures required by SFAS 157 include the establishment of three input levels in considering how fair value is applied.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. In TFC’s banking environment, an example may be the difference between interest rates in effect at the contractual date as compared with those for similar financial assets and liabilities that are in effect at the measurement date, or TFC’s year end.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

May 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. Government Agencies	$11,285	$—	$11,285	$—

Total assets at fair value	$11,285	$—	$11,285	$—

Total liabilities at fair value	$—	$—	$—	$—

TFC had no level 1 or level 3 assets or other liabilities measured at fair value on a recurring basis at May 31, 2008.

Assets and Liabilities measured at Fair Value on a Nonrecurring Basis

TFC may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principals. These include assets which are measured at the lower of cost or market that were recognized at fair value fair value below cost at the end of the period. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

May 31, 2008	Total	Level 1	Level 2	Level 3
Financial assets:
Loans – impaired, net	$2,378	$—	$2,378	$—
Other real estate owned (OREO)	180	—	180	—

Total assets at fair value	$2,558	$—	$2,558	$—

Total liabilities at fair value	$—	$—	$—	$—

TFC had no level 1 or level 3 assets or other liabilities measured at fair value on a nonrecurring basis at May 31, 2008.

NOTE 14 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Financial instruments whose contract amounts represent credit risk were as follows (dollars in thousands):

	May 31 2008	December 31 2007
Commitments to extend credit	$50,521	$46,860
Standby letters of credit	$4,288	$3,615

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 15 COMMITMENTS AND CONTINGENT LIABILITIES

TFC leases banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options. Pursuant to the terms of non-cancelable lease agreements in effect at May 31, 2008, pertaining to premises, future minimum rent commitments under various operating leases are as follows:

(dollars in thousands)
2008	$424
2009	434
2010	402
2011	292
2012	273
Thereafter	596

$2,421

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 16 OTHER OPERATING EXPENSES

	Five Months Ended May 31, 2008	Year Ended December 31, 2007
	(dollars in thousands)
Merger and acquisition costs	$1,029	$—
Data processing fees	1,917	843
Legal and accounting fees	260	788
Consulting fees	—	557
OCC and FDIC assessment	95	163
Directors fees	73	114
Supplies	139	368
Franchise taxes	81	161
Marketing	37	219
Other	277	575

Total	$3,908	$3,788

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

The 2008 merger and acquisition costs were incurred as a result of the merger with CBAC, and include costs for legal, investment banking and other professional services associated with the merger transaction. Approximately $1.7 million of the 2008 Data Processing expenses include the discontinuation of a contract with TFC’s external data processing provider.

NOTE 17 DEFINED CONTRIBUTION PENSION PLAN

TFC has a defined contribution pension plan in the form of a 401(k) plan (the “401(k) Plan”) covering substantially all of its employees. Under the 401(k) Plan, employees can contribute pretax salary dollars subject to Internal Revenue Service ceilings. TFC matches up to 4% of salaries contributed by their employees and additionally contributes 5% of compensation regardless of what the employee contributes. Total expenses for the 401(k) Plan for the five months ended May 31, 2008 and the year ended December 31, 2007 were approximately $154,000 and $337,000, respectively.

NOTE 18 PARENT ONLY FINANCIAL STATEMENTS

TransCommunity Financial Corporation conducts no other business other than owning the stock of TransCommunity Bank. Accordingly, the only significant asset of the Holding Company is its investment in the Bank and there are no liabilities.

NOTE 19 SUBSEQUENT EVENTS

At the close of business on May 31, 2008, TFC merged with CBAC. The financial statements have been adjusted for all material subsequent events that have occurred since that day, as well as, additional information related to events that existed at that date.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the consolidated balance sheet of BOE Financial Services of Virginia, Inc. and subsidiary (the Company) as of May 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the five-month period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOE Financial Services of Virginia, Inc. and subsidiary at May 31, 2008 and the results of their operations and their cash flows for the five-month period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, on September 5, 2007, the Company entered into an agreement to merge with Community Bankers Acquisition Corp. This merger was effective at the close of business on May 31, 2008. These consolidated financial statements do not contain any fair value or other adjustments related to this merger.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

April 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated balance sheet of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BOE Financial Services of Virginia, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of BOE Financial Services of Virginia, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 17, 2008

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

May 31, 2008 and December 31, 2007

(dollars in thousands)

	May 31, 2008	December 31, 2007
Assets

Cash and due from banks	$5,784	$4,100

Securities available for sale, at fair value	54,019	52,543

Securities held to maturity (fair value approximates $3,015 and $3,010 at May 31, 2008 and December 31, 2007, respectively)	3,000	3,000

Equity securities, restricted, at cost	1,879	1,761

Loans held for sale	706	497

Loans, net of allowance for loan losses of $2,729 in 2008 and $2,595 in 2007	230,624	218,954

Bank premises and equipment, net	10,811	10,663

Accrued interest receivable	1,624	1,514

Intangible assets, net	346	398

Other assets	9,010	9,001

Total assets	$317,803	$302,431

Liabilities and Stockholders’ Equity

Liabilities

Deposits:

Noninterest-bearing	$27,113	$26,220

Interest-bearing	229,269	218,373

Total deposits	256,382	244,593

Federal funds purchased	5,117	3,152

Federal Home Loan Bank advances	17,900	17,000

Trust preferred capital notes	4,124	4,124

Accrued interest payable	850	1,007

Other liabilities	3,749	2,445

Total liabilities	$288,122	$272,321

Commitments and Contingent Liabilities

Stockholders’ Equity

Preferred stock, $5 par value, authorized 100,000 shares; no shares issued and outstanding	$—	$—

Common stock, $5 par value, authorized 10,000,000 shares; issued and outstanding 1,214,673 and 1,212,294 shares	6,073	6,062

Additional paid-in capital	5,622	5,577

Retained earnings	17,950	18,872

Accumulated other comprehensive income (loss), net	36	(401)

Total stockholders’ equity	$29,681	$30,110

Total liabilities and stockholders’ equity	$317,803	$302,431

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Five Months Ended May 31, 2008 and Year Ended December 31, 2007

(dollars in thousands)

	May 31 2008	December 31 2007
Interest and Dividend Income

Interest and fees on loans	$6,737	$16,202

Interest on federal funds sold	18	73

Interest and dividends on securities:

Taxable	465	1,085

Non Taxable	555	1,334

Total interest and dividend income	7,775	18,694

Interest Expense

Interest on deposits	3,266	7,586

Interest on borrowings	479	1,109

Total interest expense	3,745	8,695

Net interest income	4,030	9,999

Provision for Loan Losses	200	6

Net interest income after provision for loan losses	3,830	9,993

Noninterest Income

Service charge income	464	1,110

Other	390	848

Total noninterest income	854	1,958

Noninterest Expenses
Salaries and benefits	2,493	4,777
Occupancy expenses	216	517
Equipment expenses	286	514
Data processing	394	608
Professional Fees	631	—
Amortization of intangibles	52	126

Other operating expenses	810	2,221

Total noninterest expenses	4,882	8,763

Net income (loss) before income taxes	(198)	3,188
Income tax benefit (expense)	10	(580)

Net income (loss)	$(188)	$2,608

Earnings per share, basic	$(0.15)	$2.16

Earnings per share, diluted	$(0.15)	$2.15

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Five Months Ended May 31, 2008 and Year Ended December 31, 2007

(dollars in thousands, except per share)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2006	$6,041	$5,477	$17,256	$(727)		$28,047

Comprehensive income:

Net income - 2007	—	—	2,608	—	$2,608	2,608

Other comprehensive income, net of tax:

Unrealized gain on securities available for sale, net of deferred taxes of $68	—	—	—	—	132	—

Add reclassification adjustment, net of taxes of $ 13	—	—	—	—	24	—

Minimum pension liability adjustment, net of deferred taxes of $88	—	—	—	—	170	—

Total Other comprehensive income, net of tax	—	—	—	326	$326	326

Total comprehensive income	—	—	—	—	$2,934	—

Cash dividends, $0.82 per share	—	—	(992)	—		(992)

Issuance of common stock under dividend reinvestment plan	19	92	—	—		111

Exercise of stock options	2	8	—	—		10

Balance, December 31, 2007	$6,062	$5,577	$18,872	$(401)		$30,110

continued

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Continued)

Five Months Ended May 31, 2008 and Year Ended December 31, 2007

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2007 (brought forward)	$6,062	$5,577	$18,872	$(401)		$30,110

Comprehensive income:

Net loss – Five months ended May 31, 2008	—	—	(188)	—	$(188)	(188)

Other comprehensive income, net of tax:

Unrealized gain on securities available for sale, net of deferred taxes of $214	—	—	—	—	417	—

Add reclassification adjustment					(3)

Minimum pension liability adjustment, net of deferred taxes of $15	—	—	—	—	23	—

Total Other comprehensive income, net of tax	—	—	—	437	$437	437

Total comprehensive income	—	—	—	—	$249	—

Effect of changing pension plan measurement date			(62)			(62)

Cumulative effect of change in accounting principal			(137)			(137)

Cash dividends, $0.44 per share	—	—	(535)	—		(535)

Issuance of common stock under dividend reinvestment plan and exercise of stock options	11	45	—	—		56

Balance, May 31, 2008	$6,073	$5,622	$17,950	$36		$29,681

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Five Months Ended May 31, 2008 and Year Ended December 31, 2007

(dollars in thousands)

	May 31, 2008	December 31, 2007
Cash Flows from Operating Activities
Net (loss) income	$(188)	$2,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization	335	676
Net increase in loans available for sale	(119)	(459)
Provision for loan losses	200	6
(Gains) losses on sale of securities	(6)	37
Losses on disposal of premises and equipment	92	5
Gains on sale of loans	(90)	(37)
Deferred income tax (benefit)	(196)	(173)
Amortization of security premiums and accretion of discounts	36	125
Increase in accrued interest receivable and other assets	(73)	(636)
Increase in accrued expenses and other liabilities	897	574

Net cash provided by operating activities	$888	$2,726

Cash Flows from Investing Activities
Proceeds from sales, principal repayments, calls and maturities of securities available for sale	$2,364	$21,638
Purchase of restricted equity securities	(118)	(208)
Purchase of securities available for sale	(3,232)	(18,143)
Net (increase) in loans to customers	(11,870)	(24,469)
Purchase of bank-owned life insurance	—	—
Purchases of premises and equipment	(523)	(765)
Proceeds from disposal of premises and equipment	—	—

Net cash used in investing activities	$(13,379)	$(21,947)

Cash Flows from Financing Activities
Net increase in deposits	$11,789	$13,728
Increase (decrease) in federal funds purchased	1,965	(55)
Increase in Federal Home Loan Bank advances	900	5,000
Dividends paid	(535)	(992)
Net proceeds from issuance of common stock	56	120

Net cash provided by financing activities	$14,175	$17,801

Net increase (decrease) in cash and cash equivalents	$1,684	$(1,420)

Cash and Cash Equivalents
Beginning of year	4,100	5,520

End of year	$5,784	$4,100

Supplemental Disclosure of Cash Flow Information
Cash paid during year:
Interest	$3,902	$8,539

Income taxes	$127	$900

Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$631	$237
Pension liability adjustment	$252	$258

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

BOE Financial Services of Virginia, Inc. (“BOE”) is a bank holding company, which owns all of the stock of the Bank and BOE Statutory Trust I (the Trust), its sole subsidiaries. The Bank provides commercial, residential and consumer loans, and a variety of deposit products to its customers in the Northern Neck and Richmond regions of Virginia.

Essex Services, Inc. is a wholly-owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance and investment products through affiliations with two limited liability companies.

On December 14, 2007, BOE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community Bankers Acquisition Corp. (“CBAC”). Effective at the close of business May 31, 2008, CBAC consummated the merger between the CBAC and BOE pursuant to the terms of the Merger Agreement. In connection with the Merger Agreement, the Bank, a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of CBAC. The material terms of the Merger Agreement and certain financial and other information about CBAC and BOE are contained in BOE’s registration statement on Form S-4 (SEC File No. 333-149384) originally filed February 26, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “BOE Merger Proxy”), BOE’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-31711), and BOE’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-31711).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BOE Financial Services of Virginia, Inc. and its wholly-owned subsidiary, Bank of Essex. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that BOE no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at May 31, 2008 and December 31, 2007. The subordinated debt of the Trust is reflected as a liability of BOE.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of BOE to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Restricted Securities

BOE is required to maintain an investment in the capital stock of certain correspondent banks. BOE’s investment in these securities is recorded at cost.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold with the mortgage servicing rights released by BOE.

BOE enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. BOE protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby BOE commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, BOE is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, the gain or loss that occurs on the rate lock commitments is immaterial.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Depreciation of bank premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 5 to 20 years for equipment, furniture and fixtures.

Costs of maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of income.

Intangibles

Intangible assets consist of core deposit premiums from a branch acquisition. Intangible assets are being amortized on a straight-line basis over 15 years.

Other Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. BOE had no other real estate at May 31, 2008 and December 31, 2007.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

BOE has a deferred tax asset of approximately $1.0 million and $903,000 as of May 31, 2008 and December 31, 2007, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset include Loan Loss Allowances, Deferred Compensation, and Accrued Pension expenses. These are offset by deferred tax liabilities of which Depreciation expense makes up a significant portion.

BOE adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by BOE relate solely to outstanding stock options and are determined using the treasury stock method.

Stock-Based Compensation

At December 31, 2006, BOE had two stock-based compensation plans, which are described more fully in Note 9. Effective January 1, 2006, BOE adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires the costs resulting from all share-based payments be recognized in the financial statements. Stock-based compensation is estimated at the date of grant using the Black-Scholes option valuation model for determining fair value. Prior to adopting SFAS 123R, BOE accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

No stock-based compensation expense was recognized for the five months ended May 31, 2008 and the year ended December 31, 2007, as no stock options were granted or vested. Effective December 22, 2005, BOE accelerated the vesting of all unvested stock options under the stock-based compensation plans.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, BOE has defined cash equivalents as cash and due from banks, interest-bearing bank balances, and Federal funds sold.

Advertising Costs

BOE follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense incurred for the five months ended May 31, 2008 and the year ended December 31, 2007 was approximately $85,000 and $273,000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 2. Securities

The amortized cost and fair value of securities available for sale as of May 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	May 31, 2008
U.S. Treasury issue and other US government agencies	$749	$4	$—	$753
Mortgage-backed securities	13,050	129	(40)	13,139
Obligations of state and political subdivisions	38,215	474	(69)	38,620
Corporate and other bonds	1,109	1	(9)	1,101
Other equity securities	81	329	(4)	406

Total	$53,204	$937	$(122)	$54,019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2007
U.S. Treasury issue and other US government agencies	$499	$—	$(1)	$498
Mortgage-backed securities	13,669	55	(77)	13,647
Obligations of state and political subdivisions	37,410	207	(351)	37,266
Corporate and other bonds	701	3	—	704
Other equity securities	81	351	(4)	428

Total	$52,360	$616	$(433)	$52,543

The amortized cost and fair value of securities available for sale as of May 31, 2008, by contractual maturity are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Amortized Cost	Fair Value	Weighted Average Yield
Due in one year or less	$4,146	$4,168	4.98%
Due after one year through five years	25,360	25,575	5.01
Due after five years through ten years	20,877	21,101	5.40
Due after ten years	2,740	2,769	3.66
Other equity securities	81	406	N/A
Total	$53,204	$54,019

At May 31, 2008 and December 31, 2007, BOE owned one U.S. Government Agency bond in the held to maturity classification with a book value of $3,000,000. The market value of the bond was $3,015,000 and $3,009,900 at May 31, 2008 and December 31, 2007, respectively. The bond matures in 2024.

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during the five months ended May 31, 2008 and December 31, 2007 were approximately $2.4 million and $21.6 million, respectively. Gross realized gains of approximately $6,000 and $51,000 and gross realized losses of $0 and approximately $88,000 were recognized on those sales for the five months ended May 31, 2008 and the year ended December 31, 2007, respectively. The tax provision applicable to these net realized gains amounted to approximately $5,000 and $13,000, respectively.

Securities with amortized costs of approximately $6.6 million were pledged to secure public deposits and for other purposes required or permitted by law at May 31, 2008 and December 31, 2007.

A summary of investments in an unrealized loss position at May 31, 2008 and December 31, 2007 follows (dollars in thousands):

	Duration of the Unrealized Loss
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
May 31, 2008
U.S. Treasury issue and other government agencies	$—	$—	$—	$—
Mortgage-backed securities	3,620	(40)	—	—
Obligations of state and political subdivisions	6,896	(69)	—	—
Corporate and other bonds	600	(9)	—
Other equity securities	14	(4)	—	—

Total temporarily impaired securities	$11,130	$(122)	$—	$—

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007
U.S. Treasury securities	$759	$—	$498	$(1)
U.S. Agency and mortgage-backed securities	—	—	5,730	(77)
Obligations of state and political subdivisions	8,134	(133)	13,479	(218)
Corporate securities	11	(4)	—	—

Total temporarily impaired securities	$8,904	$(137)	$19,707	$(296)

The unrealized losses in the investment portfolio as of May 31, 2008, are generally a result of market fluctuations that occur daily. The unrealized losses are from 41securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. BOE has the ability and intent to hold these securities to maturity or until a recovery of value. Market prices are affected by conditions beyond the control of BOE. Investment decisions are made by the management group of BOE and reflect the overall liquidity and strategic asset/liability objectives of BOE. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to BOE’s income statement and balance sheet.

Note 3. Loans

Major classifications of loans are summarized as follows:

	May 31, 2008	December 31, 2007
	(in thousands)
Mortgage loans on real estate:
Residential 1-4 family	$63,801	$59,451
Commercial	85,121	74,996
Construction	31,830	36,603
Second mortgages and equity lines of credit	16,964	15,240
Multifamily	924	922
Agriculture	3,697	3,413

Total real estate loans	202,337	190,625
Commercial loans	20,298	18,728
Consumer and installment loans	5,224	6,532
All other loans	5,694	5,842

Gross Loans	$233,553	$221,727
Less: Unearned income	(200)	(178)

Loans, net of unearned income	$233,353	$221,549

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table indicates the dollar amount of the allowance for loan losses, including charge offs and recoveries by loan type for the five months ended May 31, 2008 and the year ended December 31, 2007 (dollars in thousands):

	Five Months Ended May 31, 2008	Year Ended December 31, 2007
Balance, beginning of year	$2,595	$2,400
Loans charged off:
Real estate	—	(23)
Commercial	—	(116)
Consumer and instalment loans	(91)	(117)

Total charge-offs	(91)	(256)

Recoveries:
Real estate	—	407
Commercial	5	6
Consumer and instalment loans	20	32

Total Recoveries	25	445

Net (charge-offs) recoveries	(66)	189
Provision for loan losses	200	6

Balance, end of year	$2,729	$2,595

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of information pertaining to impaired loans (dollars in thousands):

	May 31, 2008	December 31, 2007
Impaired loans without a valuation allowance	$885	$—
Impaired loans with a valuation allowance	1,721	2,030

Total impaired loans	$2,606	$2,030

Valuation allowance related to impaired loans	$628	$469

Non-accrual loans	$63	$96

Loans past due ninety days or more and still accruing	$334	$18

Average balance of impaired loans	$2,318	$2,563

Interest income recognized on impaired loans	$28	$199

Interest income recognized on a cash basis on impaired loans	$24	$184

BOE has not committed to lend additional funds to these debtors.

Note 4. Premises and Equipment

A summary of the cost and accumulated depreciation of bank premises and equipment at May 31, 2008 and December 31, 2007 (dollars in thousands):

	May 31, 2008	December 31, 2007
Land	$3,007	$2,831
Buildings	7,979	7,947
Furniture and fixtures	4,934	4,995
Construction in progress	479	323

	$16,399	$16,096
Accumulated depreciation	5,588	5,433

	$10,811	$10,663

Depreciation expense for the five months ended May 31, 2008 and the year ended December 31, 2007, amounted to approximately $283,000 and $550,000, respectively.

Commitments related to Construction in Progress at May 31, 2008 amounted to $2.9 million.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5. Deposits

Deposits by product type at May 31, 2008 and December 31, 2007 were as follows (dollars in thousands):

	May 31, 2008	December 31, 2007
NOW	$28,669	$28,403
MMDA	19,116	16,520
Savings	21,485	19,529
Time deposits less than $100,000	107,838	106,356
Time deposits $100,000 and greater	52,161	47,565

Total interest-bearing deposits	229,269	218,373
Total non-interest bearing	27,113	26,220

Total Deposits	$256,382	$244,593

The following table provides the average balance and average rate paid for interest bearing deposits, by product type (dollars thousands):

	Five Months Ended May 31, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
NOW	$27,558	0.35%	$26,391	0.34%
MMDA	16,673	2.34%	16,195	2.71%
Savings	20,836	1.12%	20,408	1.22%
Time deposits less than $100,000	107,703	4.46%	101,983	4.64%
Time deposits greater than $100,000	52,093	4.45%	42,766	4.85%

Total interest-bearing deposits	$224,863	3.49%	$207,742	3.65%

The scheduled maturities of time deposits $100,000 and greater at May 31, 2008 are as follows (dollars in thousands):

	CD’s	Other	Total
Within 3 months	$11,679	$927	$12,606
3 - 6 months	11,497	900	12,397
6 - 12 months	20,576	545	21,121
Over 12 months	5,502	535	6,037

	$49,254	$2,907	$52,161

At May 31, 2008 and December 31, 2007 overdraft demand deposits reclassified to loans totalled approximately $140,000 and $129,000, respectively.

Note 6. Income Taxes

BOE files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, BOE is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

BOE adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

	May 31, 2008	December 31, 2007
Deferred tax assets:
Allowance for loan losses	$707	$638
Deferred compensation	414	268
Accrued pension	480	394

	$1,601	$1,300

Deferred tax liabilities:
Depreciation	$225	$245
Discount accretion on securities	17	13
Partnership losses	48	52
Unrealized gain on securities available for sale	305	62
Other	5	25

	$600	$397

Net deferred tax assets	$1,001	$903

Allocation of the income tax expense between current and deferred portions is as follows:

	May 31, 2008	December 31 2007
Current tax provision	$276	$753
Deferred tax (benefit)	(286)	(173)

	$(10)	$580

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	May 31, 2008	December 31 2007
Statutory Federal income tax rate	$(67)	$1,084
(Reduction) in taxes resulting from:
Municipal interest	(164)	(387)
Non-deductable transaction costs	234	—
Other, net	(13)	(117)

Income tax expense (benefit)	$(10)	$580

Note 7. Federal Home Loan Bank Advances and Lines of Credit

BOE uses borrowings in conjunction with deposits to fund lending and investing activities. Short-term funding includes overnight borrowings from correspondent banks. Long term borrowings are obtained through the FHLB of Atlanta.

BOE has unsecured lines of credit with correspondent banks available for overnight borrowing totalling approximately $16,500,000. The following is information regarding borrowings against these lines of credit (dollars in thousands):

	May 31, 2008	December 31, 2007
Fed Funds Purchased	$5,117	$3,152

Maximum month end outstanding balance	$5,117	$5,280
Average outstanding balance during the period	$1,499	$742
Average interest rate during the period	3.37%	5.90%
Average interest rate at end of period	2.74%	2.38%

The following is information regarding borrowings against these lines of credit (dollars in thousands):

	May 31, 2008	December 31, 2007
FHLB Advances	$17,900	$17,000

Maximum month end outstanding balance	$24,500	$18,000
Average outstanding balance during the period	$20,519	$16,326
Average interest rate during the period	3.94%	5.90%
Average interest rate at end of period	4.02%	4.75%

Advances on the FHLB lines are secured by all of BOE’s first lien loans on one-to-four unit single-family dwellings The amount of available credit is limited to seventy-five percent of qualifying collateral. Any borrowings in excess of the qualifying collateral require pledging of additional assets.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of May 31, 2008, the amount of the advances and their maturity dates are as follows (dollars in thousands):

Maturities	Fixed Rate	Adjustable Rate	Total

2009	$—	$900	$900
2010	—	—	—
2011	—	—	—
2012	12,000	—	12,000
2013	—	—	—
Thereafter	5,000	—	5,000

Total	$17,000	$900	$17,900

Note 8. Employee Benefit Plans

Corporation has a noncontributory, defined benefit pension plan for all full-time employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. BOE funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the five months ended May 31, 2008 and the year ended December 31, 2007, computed as of October 1, 2007 (dollars in thousands):

	May 31, 2008	December 31, 2007
Change in Benefit Obligation
Benefit obligation, beginning	$4,969	$4,538
Service cost	195	328
Interest cost	161	271
Actuarial loss	(113)	(102)
Benefits paid	(46)	(66)

Benefit obligation, ending	$5,166	$4,969

Change in Plan Assets
Fair value of plan assets, beginning	$3,810	$3,463
Actual return on plan assets	(271)	413
Employer contributions	—	—
Benefits paid	(46)	(66)

Fair value of plan assets, ending	$3,493	$3,810

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Funded Status	$(1,673)	$(1,159)
Unrecognized net actuarial loss	—	—
Unrecognized net obligation at transition	—	—
Unrecognized prior service cost	—	—

Accrued benefit cost	$(1,673)	$(1,159)

Amounts Recognized in the Balance Sheet
Other assets	$—	$—
Other liabilities	1,411	1,159
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss	$834	$791
Prior service cost	4	14
Net obligation at transition	(4)	(13)
Deferred tax	(284)	(269)

Total amount recognized	$550	$523

The accumulated benefit obligation for the defined benefit pension plan was $3,040,294 at September 30, 2007.

The following table provides the components of net periodic benefit cost for the plan for the five months ended May 31, 2008 and the year ended December 31, 2007:

	May 31, 2008	December 31 2007
Components of Net Periodic Benefit Cost
Service cost	$155	$329
Interest cost	129	271
Expected return on plan assets	(134)	(293)
Amortization of prior service cost	1	3
Amortization of net obligation at transition	(1)	(3)
Recognized net actuarial loss	7	35

Net periodic benefit cost	$157	$342

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss / (gain)	$38	$(257)
Prior service cost	—	—
Amortization of prior service cost	(9)	(3)
Net obligation at transition	—	—
Amortization of net obligation at transition	9	3
Deferred income tax (benefit) expense	(15)	87

Total recognized in other comprehensive (loss)	$23	$(170)

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$184	$172

The weighted-average assumptions used in the measurement of BOE’s benefit obligation are shown in the following table:

	2008	2007
Discount rate	6.25%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	5.00%

The weighted-average assumption used in the measurement of BOE’s net periodic benefit cost are shown in the following table:

	2008	2007
Discount rate	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%
Rate of compensation increase	4.00%	5.00%

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Asset Allocation

The pension plan’s weighted-average asset allocations at September 30, 2007, by asset category, are as follows:

Asset Category
Mutual funds - fixed income	35%
Mutual funds - equity	60%
Cash and equivalents	5%

100%

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

401(k) Plan

BOE has also adopted a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 15% of compensation, subject to statutory limitations. BOE matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by BOE as determined each year. The amounts charged to expense under this plan for the five months ended May 31, 2008 and the year ended December 31, 2007 were approximately $33,000 and $56,000, respectively.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred Compensation Agreements

BOE has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to approximately $93,000 and $221,000 for the five months ended May 31, 2008 and the year ended December 31, 2007, respectively. These contracts are funded by life insurance policies.

Note 9. Stock Option Plans

During the year ended December 31, 2000, BOE adopted stock option plans for all employees and outside directors. The plans provide that 110,000 shares of BOE’s common stock will be reserved for both incentive and non-statutory stock options to purchase common stock of BOE. The exercise price per share for incentive stock options and non-statutory stock options shall not be less than the fair market value of a share of common stock on the date of grant, and may be exercised at such times as may be specified by the Board of Directors in the participant’s stock option agreement. Each incentive and non-statutory stock option shall expire not more than ten years from the date the option is granted. The options vest at the rate of one quarter per year from the grant date. Effective December 22, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested stock options under the plans.

A summary of the status of the stock plans follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	29,359	$23.86	29,718	$23.92
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(1,305)	20.73	(359)	28.70

Outstanding at end of the period	28,054	$24.01	29,359	$23.86

Options exercisable at end of period	28,054	$24.01	29,359	$23.86

Weighted-average remaining contractual life for outstanding and exercisable shares at May 31, 2008 and December 31, 2007.	5.25 years		5.50 years
Aggregate intrinsic value	$223,148		$230,129

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on May 31, 2008 and December 31, 2007. This amount changes with changes in the market value of BOE’s stock.

The total intrinsic value of options exercised during the five months ended May 31, 2008 and the year ended December 31, 2007 was approximately $12,000 and $1,000, respectively.

Note 10. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Five months ended May 31, 2008		Year ended December 31, 2007
	Shares	Per Share	Shares	Per Share
Basic earnings per share	1,213,285	$(0.15)	1,209,761	$2.16

Effect of dilutive stock options	—		5,183

Diluted earnings per share	1,213,285	$(0.15)	1,214,944	$2.15

At May 31, 2008, there were 28,054 options in the money that were excluded from the earnings per share calculation, as the effect would have been anti-dilutive.

No options were excluded from the computation for the year ended December 31, 2007.

Note 11. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons. Loans to such borrowers during the five months ended May 31, 2008 and December 31, 2007 are summarized as follows:

	May 31, 2008	December 31, 2007
Balance, beginning of period	$3,331	$2,885
Principal additions	1,243	1,303
Repayments and reclassifications	(1,762)	(857)

Balance, end of period	$2,812	$3,331

Note 12. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 15 with respect to financial instruments with off-balance-sheet risk.

As members of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. For the final weekly reporting period in the five months ended May 31, 2008 and the year ended December 31, 2007, the aggregate amount of daily average required balances was approximately $25,000.

The Bank is required to maintain certain required reserve balances with a correspondent bank. Those required balances were $250,000 at May 31, 2008 and December 31, 2007.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 13. Concentration of Credit Risk

The Bank has a diversified loan portfolio consisting of commercial, real estate and consumer (instalment) loans. Substantially all of the Bank’s customers are residents or operate business ventures in its market area consisting of Essex, King William, Hanover, Henrico and adjacent counties. Therefore, a substantial portion of its debtors’ ability to honor their contracts and the Bank’s ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions in this market area.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances were approximately $609,000 and $428,000 at May 31, 2008 and December 31, 2007, respectively.

Note 14. Financial Instruments With Off-Balance-Sheet Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amounts of the Bank’s exposure to off-balance-sheet risk as of May 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	May 31, 2008	December 31, 2007
Commitments to extend credit	$42,161	$58,573
Standby letters of credit	1,209	3,867

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

Unfunded commitments under commercial lines-of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are generally uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 15. Minimum Regulatory Capital Requirements

BOE (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BOE’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BOE and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies

Quantitative measures established by regulation to ensure capital adequacy require BOE and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of May 31, 2008 and December 31, 2007, that BOE and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Bank was considered well capitalized under the regulatory capital guidelines. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

BOE’s and the Bank’s actual capital amounts and ratios as of March 31, 2008, the last quarter for which the calculation was made, and December 31, 2007, are presented in the table below. The amounts and ratios for BOE approximate the Bank totals.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2008:

Total Capital (to Risk Weighted Assets)	$36,174	15.2%	$18,990	8.00%	$23,737	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$33,932	14.3%	$9,495	4.00%	$14,242	6.00%

Tier 1 Capital (to Average Assets)	$33,932	11.0%	$12,316	4.00%	$15,394	5.00%

As of December 31, 2007:

Total Capital (to Risk Weighted Assets)	$36,076	15.7%	$18,415	8.00%	$23,018	10.00%

Tier 1 Capital (to Risk Weighted Assets)	$33,886	14.7%	$9,207	4.00%	$13,811	6.00%

Tier 1 Capital (to Average Assets)	$33,886	11.4%	$11,911	4.00%	$14,889	5.00%

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for BOE’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of BOE.

SFAS 157 is an extension of SFAS 107 and further defines the fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

Expanded disclosures required by SFAS 157 include the establishment of three input levels in considering how fair value is applied.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. In BOE’s banking environment, an example may be the difference between interest rates in effect at the contractual date as compared with those for similar financial assets and liabilities that are in effect at the measurement date, or BOE’s year end.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity’s own data.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities

For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

Restricted Securities

The carrying value of restricted securities approximates their fair value based on the redemption provisions of the respective entity.

Loans held for sale

Loans held for sale are recorded at the lower of cost or fair value each reporting period, and are comprised of residential mortgages. These loans are held for a short period of time with the intention of being sold on the secondary market. Therefore, the fair value is determined on rates currently offered using observable market information, which does not deviate materially from the cost value. If there are any adjustments to record the loan at the lower of cost of market value, it would be reflected in the consolidated statements of income. It was determined that the cost value recorded at May 31, 2008 was similar to the fair value, and therefore no adjustment was necessary. Due to the observable market data available in pricing these loans held for sale, they were considered as Level 2.

Loans Receivable

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Borrowings

The fair values of BOE’s long-term borrowings are estimated using discounted cash flow analyses based on BOE’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At May 31, 2008 and December 31, 2007, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The carrying amounts and estimated fair values of BOE’s financial instruments are as follows:

	May 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$5,784	$5,784	$4,100	$4,100
Securities	57,019	57,021	55,543	55,553
Restricted securities	1,879	1,879	1,761	1,761
Loans, net of allowance	231,330	231,986	219,451	226,180
Accrued interest receivable	1,624	1,624	1,514	1,514

Financial liabilities:
Deposits	$256,382	$257,374	$244,593	$247,083
Federal funds purchased	5,117	5,117	3,152	3,152
Federal Home Loan Bank advances	17,900	17,920	17,000	17,218
Trust preferred capital notes	4,124	4,010	4,124	4,164
Accrued interest payable	850	850	1,007	1,007

BOE assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of BOE’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to BOE. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate BOE’s overall interest rate risk.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

May 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. Government Agencies	$753	$—	$753	$—
Mortgage-backed securities	13,139	—	13,139	—
Obligations of state and political subdivisions	38,620	—	38,620	—
Corporate and other bonds	1,101	—	1,101	—
Other equity securities	406	406	—	—

Total securities available for sale	54,019	406	53,613

Loans held for sale	706		706

Total assets at fair value	$54,725	$406	$54,319	$—

Total liabilities at fair value	$—	$—	$—	$—

BOE had no level 3 assets measured at fair value on a recurring basis at May 31, 2008.

Assets and Liabilities measured at Fair Value on a Nonrecurring Basis

BOE may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. Generally Accepted Accounting Principals. These include assets which are measured at the lower of cost or market that were recognized at fair value fair value below cost at the end of the period. The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

May 31, 2008	Total	Level 1	Level 2	Level 3
Financial assets:
Loans – impaired, net	$1,093	$—	$—	$1,093

Total assets at fair value	$1,093	$—	$—	$1,093

Total liabilities at fair value	$—	$—	$—	$—

BOE had no level 1 or level 2 assets measured at fair value on a nonrecurring basis at May 31, 2008.

Note 17. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of BOE, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.1 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. During the five months ended May 31, 2008 and the year ended December 31, 2007, the weighted-average interest rate was 6.95% and 8.70%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions beginning December 12, 2008. The principal asset of the Trust is $4.1 million of BOE’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2007, all trust preferred notes were included in Tier 1 capital.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The obligations of BOE with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by BOE of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, BOE may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities. BOE has not elected to defer any interest payments during the period ended May 31, 2008 or the year ended December 31, 2007.

Note 18. Parent Only Financial Statements

BOE Financial Services of Virginia, Inc. conducts no other business other than owning the stock of the Bank. Accordingly, the only significant asset of the Holding Company is its investment in the Bank and there are no liabilities.

Note 19. Subsequent Events

At the close of business on May 31, 2008, BOE merged with CBAC. The financial statements have been adjusted for all material subsequent events that have occurred since that day, as well as, additional information related to events that existed at that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Certifying Officers based this conclusion on the fact that the Company had a material weakness with respect to its internal controls relating to the financial reporting process for the Company’s periodic reports.

Additional information with respect to the issue described above is included in the discussion below.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

During its assessment, management concluded that the Company’s financial and accounting department lacked sufficient resources and expertise to address properly the issues that it must address on a quarterly basis and that the Company’s policies and procedures have not provided for timely review of financial-related matters and related accounting entries. In addition, the Company’s financial and accounting department is currently understaffed for the responsibilities that it has had in recent fiscal quarters. The Company did not have either a controller or a financial reporting manager until January 2010.

Over the past 15 months, the Company’s financial and accounting department has experienced difficulty in completing the work associated with preparing, reviewing and completing its quarterly and annual results on a timely basis. As a result, the Company has filed for a deadline extension with the Commission for three of its past five periodic reports, including this Form 10-K. Over the same period, the Company has also been unable to issue a complete and accurate earnings release in advance of each of these filings. Finally, as disclosed in Part I, Item 1B, above, the Company has unresolved comments from the Commission relating to the Company’s need to amend past periodic reports to include financial statements and related information with respect to each of the Company’s predecessors (TFC and BOE) and otherwise enhance disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and other items.

In addition, the Company’s financial and accounting department has also had to evaluate numerous non-routine accounting issues in addition to focusing on the day-to-day fiscal operations of the Company and periodic filings with the Commission. For example, the Company acquired the operations of SFSB in January 2009, and the on-going consolidation of those operations and analysis of unprecedented accounting issues relating to shared-loss agreements with the FDIC have strained the resources available at the Company throughout 2009.

The Company, formerly a special purpose acquisition company, and the Bank, have grown substantially over the past two years. In May 2008, the Company merged with each of BOE, the holding company for the Bank, and TFC, the holding company for TransCommunity Bank, and, in July 2008, TransCommunity Bank merged into the Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth has put considerable strain on the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of the Company’s size and complexity. Furthermore, this growth has strained the Company’s control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls. As of December 31, 2009, the Company had not implemented and validated the necessary procedures to ensure that it has the structure to support an effective internal control over financial reporting.

During the evaluation of these concerns, management concluded that they were the result of a material weakness in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. The Company acknowledges that its financial and accounting documentation is less than satisfactory for the criteria required for the framework for effective internal control over financial reporting.

In addition, management concluded that the Company currently does not produce and maintain adequate documentation to support the impairment value assigned to potentially troubled loans, as required by ASC 310. For example, impairment worksheets often do not include important data regarding the most recent valuation, and deductions from the most recent valuation are not delineated or supported. While the Company believes that these concerns have not adversely affected the ultimate determination of the Company’s allowance for loan losses and provision for loan losses, management concluded that they were the result of a material weakness in the Company’s internal controls relating to the determination of specific reserves on impaired loans.

Based on the assessment, as described above, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 because of the material weaknesses described above.

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Remediation Steps to Address Material Weakness

To address the issues described above, the Company has been taking remediation steps over the past 12 months. The Company continues to evaluate its financial accounting staff levels and expertise and implement appropriate oversight and review procedures.

The Company engaged a public accounting firm to serve as its internal auditing firm beginning in April 2009. The Company created a new chief internal auditor position and hired in June 2009 a chief internal auditor who reports directly to the Company’s Audit Committee, and the Company hired a controller and financial reporting manager in January 2010. The Company also hired key members of management during 2009, and these individuals are actively assisting the Company in reviewing, assessing and implementing, as appropriate, numerous policies and procedures applicable to the Company and its operations. Key policies that the Company adopted in the fourth quarter of 2009 include an accounts reconciliation policy and a fixed assets and capital expenditures policy. The Company also formalized its disclosure committee process during the fourth quarter of 2009.

During the third quarter of 2009, the Company engaged an independent consulting firm to support the Company in its assessment of the Company’s quarterly post-closing process, its assessment of the internal control processes in the Company’s financial and accounting department to ensure that all key controls are identified and that the controls and process are appropriately documented and provide qualified resources to support the Company’s chief financial officer and chief accounting officer. During the first quarter of 2010, this firm provided an assessment of the strengths and weaknesses of the financial and accounting department, and management is currently evaluating immediate additional remediation steps. In addition, the Company engaged an independent accounting firm to support the Company with the accounting for the loan portfolio in its Maryland market subject to the FDIC shared-loss agreements.

Also during the third quarter, under the oversight of its Board of Directors and its various committees, the Company established comprehensive internal remediation plans for issues that it has identified with respect to internal audit and other controls, and each plan requires the completion of corrective actions, identifies members of management as responsible parties and sets completion dates for addressing issues. These plans include the review, adoption and implementation of numerous formal policies and procedures appropriate for controls of an organization of the Company’s size and complexity. The Company believes that these actions have positively affected the Company’s internal control over financial reporting in the limited time that they have been implemented and that they will continue to positively affect such controls in the future.

In March 2010, the Company reassigned the chief credit officer to a new chief lending officer position and hired a new chief credit officer. The Company believes that the segregation of responsibilities among two positions will enable the Company to address properly the issues that it needs to address at a time of concern with respect to asset quality and the uncertainty of the real estate markets and general economy in the central Virginia region, including the material weakness in the Company’s internal controls relating to the determination of specific reserves on impaired loans. While the new position of chief lending officer will provide oversight over the Company’s lenders, the chief credit officer will be responsible for the continuous maintenance and review of the Bank’s loan portfolio to mitigate overall credit risk by preventing or reducing loan losses, assuring documentation is in compliance with loan committee approvals, state and federal regulations, assisting in the detection of deterioration in loan quality, reviewing and ensuring policy objectives are met and establishing overall risk criteria and diversification parameters of the Bank’s credit portfolio.

During the second quarter of 2009, the Company engaged an independent credit risk management consulting firm to perform a review of certain loans in the portfolio. The Company plans to continue to have independent loan reviews in future in order to ensure that credit risk is properly managed. In addition, during the second quarter of 2010, the Company will implement a new credit underwriting system that includes new credit policies and a standard platform for use across all of its markets and branches. Lender training for this new system occurred in March 2010.

Led by the new chief credit officer, management is currently reviewing the Company’s staffing and procedures for handling problem loans, including the loan watch list and the process for determining specific reserves on impaired loans. The Company expects to implement appropriate enhancements and remediate the material weakness related to this area in the second quarter of 2010.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company and each of the Predecessor Entities, commencing at page 57 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, effective as of July 17, 2009*

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590)

4.1	Specimen Unit Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.3	Specimen Warrant Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.4	Form of Unit Purchase Option to be granted to the representatives, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. , incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.8	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. , incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.14	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355)

10.15	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.16	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.17	TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355)

10.18	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355)

10.19	BOE Financial Services of Virginia, Inc. Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.20	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.21	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.22	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.23	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Rosen Seymour Shapss Martin & Company LLP*

23.2	Consent of Yount, Hyde & Barbour, P.C.*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	Certification of Principal Execution Officer for First Fiscal Year Pursuant to EESA §III(b)(4)

99.2	Certification of Principal Financial Officer for First Fiscal Year Pursuant to EESA §III(b)(4)

*	Filed herewith.

(b) Exhibits. See Item 15(a)3. above

(c) Financial Statement Schedules. See Item 15(a)2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer

Date: April 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Longest, Jr.	President and Chief Executive Officer	April 21, 2010
George M. Longest, Jr.	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Senior Vice President and	April 21, 2010
Bruce E. Thomas	Chief Financial Officer (principal financial officer)

/s/ Patrick J. Tewell	Senior Vice President and	April 21, 2010
Patrick J. Tewell	Chief Accounting Officer (principal accounting officer)

/s/ Alexander F. Dillard, Jr.	Chairman of the Board	April 21, 2010
Alexander F. Dillard, Jr.

/s/ Troy A. Peery, Jr.	Vice Chairman of the Board	April 21, 2010
Troy A. Peery, Jr.

/s/ Gary A. Simanson	Director	April 21, 2010
Gary A. Simanson

/s/ Richard F. Bozard	Director	April 21, 2010
Richard F. Bozard

Signature	Title	Date

/s/ L. McCauley Chenault	Director	April 21, 2010
L. McCauley Chenault

/s/ P. Emerson Hughes, Jr.	Director	April 21, 2010
P. Emerson Hughes, Jr.

Philip T. Minor	Director

/s/ Eugene S. Putnam, Jr.	Director	April 21, 2010
Eugene S. Putnam, Jr.

John C. Watkins	Director

/s/ Robin Traywick Williams	Director	April 21, 2010
Robin Traywick Williams