Form 10-K/A
period 2009-12-31
Community Bankers Trust Corp
filed 2010-04-30
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009 (filed on April 23, 2010 with the Securities and Exchange Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1). This Form 10-K/A includes the items required in Part III, which had previously been expected to be incorporated by reference to the Registrant’s definitive proxy statement for the 2010 annual meeting of stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors of Community Bankers Trust Corporation (the “Company”) currently consists of 11 directors and is divided into three classes with staggered terms. The following information sets forth the business experience and other information for all directors. Such information includes each director’s service on the boards of TransCommunity Financial Corporation (“TransCommunity Financial”) and BOE Financial Services of Virginia, Inc. (“BOE Financial”), as the case may be, each of which merged with and into the Company on May 31, 2008. References to a director’s service on the board of BOE Financial include service on the board of its predecessor, Essex Bank (which is now a wholly owned subsidiary of the Company) (the “Bank”).

Richard F. Bozard, 63, has been a director of the Company since 2008. He had previously served as a director of TransCommunity Financial since 2006. Mr. Bozard was Vice President and Treasurer of Owens & Minor, Inc., a medical and surgical supplies distributor based in Mechanicsville, Virginia, from 1991 until his retirement in 2009. He had also been Senior Vice President and Treasurer of Owens & Minor Medical, Inc., a subsidiary of Owens & Minor, Inc., from 2004 until his retirement.

Mr. Bozard brings broad experience in the areas of management and oversight of public companies. He also has significant experience in asset and liability management, finance and strategic planning, which provides both the Board and management with a substantial resource, and thus he serves as Chair of the Board’s Asset and Liability Committee.

L. McCauley Chenault, 58, has been a director of the Company since 2008. He had previously served as a director of BOE Financial since 1987. Mr. Chenault is the managing attorney of Chenault Law Offices, PLC in Mechanicsville, Virginia, a position that he has held for more than five years.

In addition to his long service as a director, Mr. Chenault brings extensive experience in legal matters that affect the Bank and its customers, including credit and real estate issues, which experience provides the Board with a substantial resource. He also has significant community ties to the Bank’s central Virginia market areas.

Alexander F. Dillard, Jr., 71, has been Chairman of the Company’s Board of Directors since 2008. He had previously served as a director of BOE Financial since 1982. Mr. Dillard is a senior partner in the law firm of Dillard & Katona in Tappahannock, Virginia, a position that he has held for more than five years.

In addition to his long service as a director, Mr. Dillard brings extensive experience in governance and legal matters that affect the Bank and its customers, including credit and real estate issues, which experience provides the Board with a substantial resource. He also has significant community ties to the Bank’s eastern Virginia market areas.

P. Emerson Hughes, Jr., 66, has been a director of the Company since 2008. He had previously served as a director of BOE Financial since 2004. Mr. Hughes is President and operator of Holiday Barn, Ltd., a pet boarding and day care facility based in Glen Allen, Virginia, where he has been employed since 1972.

Mr. Hughes brings long-term corporate management experience as a small business owner, including his knowledge of commercial business needs in the Bank’s central Virginia market areas. He also has significant community ties to those areas.

George M. Longest, Jr., 49, has been a director of the Company since 2008. He had previously served as a director of BOE Financial since 1999. Mr. Longest has been the Company’s President since 2008, the Company’s Chief Executive Officer since 2008 and the Bank’s Chief Executive Officer since 1999. From 1999 to 2008, Mr. Longest was also President and Chief Executive Officer of BOE Financial and President of the Bank.

Mr. Longest brings his experience as a career banker with the Bank, and he has broad expertise with all of the major areas of the Bank’s operations. He also has significant community ties to the Bank’s eastern Virginia market areas.

Philip T. Minor, 75, has been a director of the Company since 2008. He had previously served as a director of BOE Financial since 1974. Mr. Minor is a partner in Philip Minor Farms in St. Stephens Church, Virginia, a position that he has held for more than five years.

In addition to his long service as a director, Mr. Minor brings significant experience as a small business owner, including his knowledge of real estate business needs in the Bank’s eastern Virginia market areas. He also has significant community ties to those areas.

Troy A. Peery, Jr., 64, has been Vice Chairman of the Company’s Board of Directors since 2008. He had previously served as a director of TransCommunity Financial since 2002. Mr. Peery has been President of Peery Enterprises, a real estate development company based in Manakin-Sabot, Virginia, since 1998. In November 2008, he retired as President and Chief Operating Officer of Heilig-Meyers Company, a national furniture retailer that filed for bankruptcy protection in August 2000.

Mr. Peery brings significant operational, financial management and governance experience, including his service in executive management and as a director for Heilig-Meyers and Open Plan Systems, Inc., both of which were public companies. He also has significant community ties to the Bank’s central Virginia market areas.

Eugene S. Putnam, Jr., 50, has been a director of the Company since 2005 and served as its Chairman of the Board from 2005 to 2008. Mr. Putnam has been Executive Vice President and Chief Financial Officer for Universal Technical Institute, Inc., a post-secondary education provider, since 2008, and he served as its interim Chief Financial Officer from January 2008 to July 2008. From 2005 to May 2007, he was Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation, a mortgage origination and servicing company that filed for bankruptcy protection in August 2007. From 2003 to 2005, he was President of Coastal Securities LP, a registered broker-dealer.

Mr. Putnam brings high level financial expertise as chief financial officer of publicly traded companies and experience in risk management and strategic planning. He also has banking expertise in corporate finance, capital planning and balance sheet management. His background helps him play critical roles on the Board’s committees.

Gary A. Simanson, 49, has been a director of the Company since 2005. Mr. Simanson served as the Company’s Chief Strategic Officer from 2008 to April 2010. From 2005 to 2008, he was the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Simanson has also been managing director of First Capital Group, L.L.C., an investment banking advisor firm specializing in bank mergers and acquisitions, since 1997.

The founder of the Company, Mr. Simanson brings governance and operational experience and expertise in investment banking matters. He has substantial knowledge in bank mergers and acquisitions and provides the Company with a significant resource for strategic planning.

John C. Watkins, 63, has been a director of the Company since 2008. He had previously served as a director of TransCommunity Financial and its predecessor, Bank of Powhatan, N.A., since 1998. Senator Watkins was President of Watkins Nurseries, Inc., a landscape design firm and wholesale plant material grower based in Midlothian, Virginia, from 1998 to 2008, and he currently serves as the Chairman of its board of directors. He has also been Manager and Development Director for Watkins

Land, LLC, a real estate company based in Midlothian, Virginia, since 1999. He was a member of the Virginia House of Delegates from 1982 to 1998 and has been a member of the Senate of Virginia since 1998.

Sen. Watkins brings long-term corporate management experience as a small business owner and entrepreneur, through his ownership and operation of successful businesses in the Company’s market areas. He also brings substantial government and public policy expertise and leadership knowledge to the Company due to his long service in the Virginia state government. He also has significant community ties to the Bank’s Virginia market areas.

Robin Traywick Williams, 59, has been a director of the Company since 2008. She had previously served as a director of TransCommunity Financial since 2002. Mrs. Williams is a writer and serves as president of the Thoroughbred Retirement Foundation. From 1998 to 2003, she served as Chairman of the Virginia Racing Commission in Richmond, Virginia.

Mrs. Williams brings regulatory and governance leadership to the Board through her experience with Virginia government and regulatory agencies and community organizations. She also has significant community ties to the Bank’s central Virginia market areas.

Executive Officers

The Company’s executive officers as of April 30, 2010 and their respective ages and positions are set forth in the following table.

Name	Age	Position

George M. Longest, Jr.	49	President and Chief Executive Officer, Community Bankers Trust Corporation, and Chief Executive Officer, Essex Bank

Bruce E. Thomas	46	Senior Vice President and Chief Financial Officer, Community Bankers Trust Corporation and Essex Bank

M. Andrew McLean	55	President, Essex Bank

Patrick J. Tewell	45	Senior Vice President and Chief Accounting Officer, Community Bankers Trust Corporation

The following information sets forth the business experience and other information for the executive officers. Such information with respect to Mr. Longest is set forth above in the “Directors” section.

Mr. Thomas has been Senior Vice President and Chief Financial Officer of the Company since 2008. From 2000 to 2008, he was Senior Vice President and Chief Financial Officer of BOE Financial. He has been employed in various positions with the Bank since 1990 and is currently also the Bank’s Senior Vice President and Chief Financial Officer.

Mr. McLean has been President of the Bank since 2008, when TransCommunity Bank, N.A., the former subsidiary of TransCommunity Financial, merged into the Bank. From 2007 to 2008, he was President and Chief Executive Officer of TransCommunity Bank. From 2001 to 2007, he was President and Chief Executive Officer of Bank of Goochland, N.A., also a former subsidiary of TransCommunity Financial prior to its consolidation into TransCommunity Bank.

Mr. Tewell has been Senior Vice President and Chief Accounting Officer of the Company since 2008. From 2007 to 2008, he was Chief Financial Officer of TransCommunity Financial. From 2004 to 2007, he was Senior Financial/IT Auditor for the Federal Reserve Bank of Richmond.

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

Based on the Company’s review of the copies of those forms, and any amendments that it has received, and written representations from its executive officers and directors, the Company believes that all executive officers, directors and beneficial owners of more than 10% of its common stock complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2009, except that M. Andrew McLean inadvertently filed late a Form 3 with respect to his stock ownership in May 2009.

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

The current members of the Audit Committee are Troy A. Peery, Jr. (Chair), Philip T. Minor, Eugene S. Putnam, Jr. and Robin Traywick Williams. The Company’s Board of Directors has determined that Mr. Peery qualifies as an audit committee financial expert, as defined by the rules and regulations of the Securities and Exchange Commission, and that each member of the Audit Committee is independent, as independence for audit committee members is defined by NYSE Amex’s listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors reviews and establishes the compensation program for the Company’s senior officers, including the named executive officers in the Summary Compensation Table below, and provides oversight of the Company’s compensation program. A discussion of the principles, objectives, components, analyses and determinations of the Committee with respect to executive compensation is included in the Compensation Discussion and Analysis that follows this Committee report. The Compensation Discussion and Analysis also includes discussion with respect to the Committee’s review of officer and employee compensation plans and specifically any features that may encourage employees to take unnecessary and excessive risks. The specific decisions of the Committee regarding the compensation of the named executive officers are reflected in the compensation tables and narrative that follow the Compensation Discussion and Analysis.

The Compensation Committee certifies that:

(1) it reviewed with the senior risk officer the senior executive officer compensation plans and made all reasonable efforts to ensure that these plans do not encourage the senior executive officers to take unnecessary and excessive risks that threaten the value of the Company;

(2) it reviewed with the senior risk officer the employee compensation plans and made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

(3) it reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company and the Bank to enhance the compensation of any employee.

The Committee has reviewed the Compensation Discussion and Analysis and discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and 2010 proxy statement.

Compensation Committee

Eugene S. Putnam, Jr., Chair

L. McCauley Chenault

Philip T. Minor

Troy A. Peery, Jr.

John C. Watkins

Date: April 30, 2010

Compensation Discussion and Analysis

General

The Compensation Committee of the Company’s Board of Directors reviews and establishes the compensation program for the Company’s senior officers, including the named executive officers in the Summary Compensation Table below, and provides oversight of the Company’s compensation program. The Committee consists entirely of non-employee, independent members of the Board and operates under a written charter approved by the Board.

The Committee specifically discharges Board oversight responsibilities with respect to:

•	the compensation of the Company’s Chief Executive Officer and other executive officers and other key employees;

•	the administration of incentive compensation plans, including stock plans and short- and long-term incentive compensation plans; and

•	the approval, review and oversight of certain other benefit plans of the Company.

The Company’s compensation program generally consists of salary, bonus, and benefits. Benefits include a defined benefit pension plan, a supplemental retirement plan, participation in the Company’s 401(k) plan and health insurance benefits. In addition, the Company offers perquisites to certain executive officers such as use of Company-owned vehicles. The Company’s recognizes that competitive compensation is critical for attracting, motivating, and rewarding qualified executives. One of the fundamental objectives of the Company’s compensation program is to offer competitive compensation and benefits for all employees, including executive officers, to compete for and retain talented personnel who will lead us in achieving levels of financial performance that enhance stockholder value.

Over the past two years, the Company has grown significantly through mergers with TransCommunity Financial and BOE Financial and acquisitions of the operations of The Community Bank and Suburban Federal Savings Bank. This growth has strained the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of its size and complexity. As a result, the Company requires a strong management team to identify and address these issues and believes that a primary focus of the Company’s compensation program should be to attract and retain a team of experienced bankers.

For the year ended December 31, 2009, the Committee engaged Matthews Young – Management Consulting, an independent consultant to assist it in carrying out certain responsibilities with respect to executive compensation. The Committee has engaged Matthews Young as its consultant for the year ended December 31, 2010.

The following discussion explains the material elements of compensation paid to the Company’s named executive officers and provides the material factors underlying its compensation policies and practices. The information in this discussion specifically provides context for the compensation disclosures in the tables that follow it and should be read along with those disclosures.

American Recovery and Reinvestment Act of 2009 (ARRA)

On December 19, 2008, the Company entered into a letter agreement with the United States Department of the Treasury under which it issued 17,680 shares of its Series A preferred stock in connection with the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program (TARP). In accordance with the terms of the letter agreement, the Company and the named executive officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008 (EESA) as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of ARRA amends section 111 of EESA to provide that TARP participants are subject to the “standards established by the Secretary” and directs the Secretary to “require each TARP recipient to meet appropriate standards for executive compensation and corporate governance.”

Under regulations that have been issued pursuant to EESA, the Committee has reviewed all components of the Company’s compensation program, as described below, with respect to the Company’s senior executive officers, which include the named executive officers. These components essentially consist of employment agreements, bonus arrangements and a new stock incentive plan. None of these plans presently contain any feature that, in the Committee’s review, would encourage the senior executive officers to take unnecessary and excessive risks to threaten the value of the Company.

In addition, in conjunction with a review with the Company’s Chief Risk Officer, the Committee reviewed employee compensation plans generally. Most of the Company’s employees are compensated by the payment of salary, and historically certain employees would be awarded a performance bonus if, in the estimation of their managers, their performance merited such an award. The Committee determined that there is no element in any senior executive officer plan or any employee plan that would encourage the executives or employees to manipulate reported earnings in order to enhance compensation.

Compensation Program

The elements of the Company’s compensation program represent the elements that the Company has offered in the past in order to attract, motivate, reward and retain highly qualified executive officers. The Company’s believes that these elements are also standard compensation components of its peer companies and allow the Company to present an attractive compensation package to each of its named executive officers in comparison with these companies.

The Committee approves the compensation of all members of senior management, including the named executive officers.

Salary

The base salary of the named executive officers is designed to be competitive with that of the Company’s peer banks. In establishing the base salary for the named executive officers, the Committee relies on an evaluation of the officers’ level of responsibility and performance and, historically, on comparative information, including the Virginia Bankers Association’s Salary Survey of Virginia Banks. In establishing the base salary, other than for the Chief Executive Officer, the Committee also receives and takes into account the individual compensation recommendations from the Chief Executive Officer. The salary of the Chief Executive Officer is approved by the independent members of the Board of Directors, upon recommendation of the Committee.

Each of the named executive officers entered into an employment agreement with the Company in 2008, in connection with the mergers with TransCommunity Financial and BOE Financial, and certain of these agreements provide for an initial base salary. A summary of each of these agreements is set forth below following the Summary Compensation Table.

In December 2008, the Committee reviewed recommendations, from the chief executive officer, for salary increases for the named executive officers, other than the chief executive officer, for the 2009 year. These recommendations were based on a number of factors, including the performance of each officer during the year, the responsibilities that each officer has and a general overview of comparative information. The Committee made several modifications to these recommendations in setting salaries for 2009. The Committee also discussed salary increases for the chief executive officer and set an increase for 2009 using similar factors.

Annual Bonuses

For the 2009 year, the Company did not have a formal bonus plan that specifies potential bonus amounts in terms of a percentage of base salary. Cash bonus awards are entirely at the discretion of the Committee. In determining whether or not to award cash bonuses and the level of such bonuses for a given year, the Committee considers the overall performance of the Company, including but not limited to, such factors as earnings per share, return on equity, growth and shareholder value, as well as a subjective evaluation of the executive officer’s individual performance. Cash bonus awards for similar executives in market comparisons may also be considered.

In December 2009, the Committee reviewed recommendations, from the chief executive officer, for cash bonuses for the named executive officers, other than the chief executive officer, for 2009. These recommendations were based on a number of factors, including the Company’s accomplishments during 2009, its position as it relates to future opportunities and the Company’s 2009 results and profitability. The Committee approved bonuses for the named executive officers as set forth in the Summary Compensation Table below. Gary A. Simanson, who was the Company’s chief strategic officer until April 2010, was not eligible to receive an annual bonus for 2009 because he was deemed to be the Company’s most highly compensated employee under the TARP rules during 2009. With respect to a 2009 bonus for the chief executive officer, the Committee discussed the same factors that it had reviewed for the other named executive officers and approved a 2009 performance bonus as set forth in the Summary Compensation Table.

For 2010, the Committee expects to adopt an incentive-based bonus plan that ties bonus payments to one or more of the Company’s operating metrics. While the Committee will retain the ability to pay performance bonuses in its discretion, the primary factor for 2010 bonuses to the named executive officers will be objective performance criteria.

Other Bonus Awards

Mr. Simanson’s employment agreement provides for the payment of a cash bonus award for financial advisory and other services that he renders in connection with the negotiation and consummation of a merger or other business combination involving the Company or any of its affiliates or the acquisition by the Company or any of its affiliates of a substantial portion of the assets or deposits of another financial institution. In February 2010, the Committee and the Company’s Board of Directors approved two transaction-based bonus awards to Mr. Simanson under this provision. The bonus awards related to Mr. Simanson’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of The Community Bank on November 21, 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of Suburban Federal Savings Bank on January 30, 2009. The amounts of the bonus awards are (i) $1,169,445, calculated as 0.50% of the total amount of non-brokered deposits that the Bank assumed in the November 2008 transaction and (ii) $1,816,430, calculated as 0.50% of the total amount of loans and other assets that the Bank acquired in the January 2009 transaction. The Company believes that these bonus awards are permitted under the rules and regulations of the TARP Capital Purchase Program. As of April 30, 2010, the Company is actively discussing with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company is working diligently to resolve these issues. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be paid following the resolution of these issues.

In approving the 2010 transaction-based bonus awards to Mr. Simanson, the Committee discussed a number of issues with respect to the award, including the work involved in managing the Company’s entry into a FDIC-assisted transaction for the first time, the work involved in managing the first follow-on acquisitions for a newly created operating company, the entry of the Bank into two new states, significant negotiations and interaction with the FDIC, the lack of an internal management skill set to handle the transactions and the fact that the transactions would likely not have been possible without Mr. Simanson’s relationship with the FDIC. The Committee also noted the different management challenge that the transactions presented and the general uniqueness of the transactions at the time. The Committee agreed further to base the awards on criteria tied directly to the balance-sheet items that were critical to the Bank’s entering into the transactions.

Long-Term Incentives

In 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan. The purpose of the plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives and other rights that promote and recognize the financial success and growth of the Company. The Company believes that ownership of Company stock will stimulate the efforts of such employees and directors by further aligning their interests with the interests of the Company’s stockholders. The plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. As adopted, the plan makes available up to 2,650,000 shares of common stock for issuance to participants under the plan.

In adopting the plan, the Committee received assistance from its independent consultant. The consultant created a large peer group of community banks nationally with assets between $500 million and $2 billion and reviewed data on their outstanding stock grants and shares reserved for grants of future awards in order to assist the Committee in determining an appropriate total share reserve for the plan.

The Company did not make any stock-based awards in the year ended December 31, 2009, but it expects to make awards in 2010.

The Company continues to sponsor each of the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors and the awards that remain outstanding under those plans.

In the future, the Company expects that any stock option grants and stock awards to executive officers will be made at regularly scheduled Committee meetings. The Company’s chief executive officer will provide the Committee with a recommendation concerning the recipients, the reason for the award and the number of shares to be awarded. The grant date will generally be the date of the meeting when the Committee approves awards. The Company will not tie the timing of the issuance of stock options or stock awards to the release or withholding of material non-public information.

Retirement Program

The Company’s retirement program is designed to provide executive officers with an appropriate level of financial security and income, following retirement, relative to their pre-retirement earnings. The Company believes that its retirement program has been a valuable tool in attracting and retaining highly qualified employees. The retirement program historically has been reflective of common practices among companies of similar size and structure.

The components of the Company’s retirement program include the following:

•	a noncontributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service

•	a non-tax qualified Supplemental Executive Retirement Plan for certain executives to supplement the benefits that such executives can received under other components and social security

•	a 401(k) employee savings plan for which all full-time employees who are 21 years of age or older are eligible to participate

Additional information with respect to these components is set forth below. The Company did not make any changes to the retirement program during the 2009 year.

Perquisites and Fringe Benefits

Perquisites and fringe benefits are designed to provide certain personal benefits and to fund certain expenditures that are common among executive officers in many companies. The Committee believes that this component of compensation is a valuable tool in attracting, motivating, rewarding and recruiting highly qualified employees. The Committee will review the level of these benefits on an annual basis.

As set forth in their employment agreements, the Company had agreed to provide Messrs. Longest, Thomas and Simanson with an automobile or automobile allowance, with appropriate insurance coverage and maintenance expenses. The Company also had agreed to provide Messrs. Longest and Thomas with payment or reimbursement for country club dues that may be incurred.

Post-Termination Compensation

Under the Company’s employment agreements, the named executive officers may be entitled to post-termination compensation in certain cases. These provisions are detailed further and quantified in the section below titled “Potential Payments Upon Termination or Change-In-Control.”

In connection with the Company’s receipt of TARP funds, each named executive officer signed a waiver of acknowledgement that the TARP regulation in effect at such time may require modification of the compensation, bonus, incentive, and other benefits plans, policies, and agreements that the Company has that affect the executive’s compensation. These restrictions significantly modify the provisions of the agreements that the Company has with the named executive officers that relate to severance payments in the event of an officer’s termination of employment.

In addition, in 2008 each of the named executive officers entered into a letter agreement with the Company amending the benefit plans with respect to such officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company, to comply with Section 111(b) of EESA, as amended by ARRA.

Compensation Limitations for TARP Recipients

The following is a summary of certain executive compensation limitations under the EESA and the ARRA:

•

a requirement to recover any bonus payment to a senior executive officer or any of the next 20 most highly compensated employees if payment was based on materially inaccurate financial statements or performance metric criteria;

•	a prohibition on making any golden parachute payments to a senior executive officer or any of the next five most highly compensated employees;

•	a prohibition on paying or accruing any bonus payment to the most highly compensated employee, except as otherwise permitted by the rules;

•	a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value;

•	a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and

•	a prohibition on providing tax gross-ups to a senior executive officer or any of the next 20 most highly compensated employees.

The Committee reviews these and other requirements under the EESA and the ARRA in making its compensation determinations with respect to the Company’s senior management, including the named executive officers.

Executive Compensation

Summary Compensation Table

The table below sets forth, for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the compensation earned by the following named executive officers:

•	the individuals who served as the Company’s principal executive officer and the principal financial officer during 2009

•	the three other most highly compensated executive officers who were executive officers at December 31, 2009

The compensation presented in the table includes compensation paid by TransCommunity Financial and BOE Financial, as the case may be, prior to their merger with and into the Company on May 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($) (6)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($) (7)	All Other Compensation ($) (8)	Total ($)

George M. Longest, Jr. President and Chief Executive Officer (1)	2009	250,000	35,000	—	—	—	86,681	10,709	382,390
	2008	211,000	25,000	—	—	—	83,229	6,187	325,416
	2007	160,000	15,245	—	—	—	53,909	3,200	232,354

Bruce E. Thomas Senior Vice President and Chief Financial Officer (2)	2009	165,000	17,500	—	—	—	41,554	9,496	233,550
	2008	156,731	17,500	—	—	—	40,057	7,225	221,513
	2007	120,000	10,745	—	—	—	25,145	2,400	158,290

Gary A. Simanson Former Chief Strategic Officer (and former President, Chief Executive Officer and Chief Financial Officer) (3)	2009	280,000	—	—	—	—	—	8,388	288,388
	2008	158,885	750,000	—	—	—	—	3,204	912,089
	2007	—	—	—	—	—	—	—	—

M. Andrew McLean President, Essex Bank (4)	2009	210,000	18,500	—	—	—	—	22,940	251,440

Patrick J. Tewell Senior Vice President and Chief Accounting Officer (5)	2009	150,000	16,500	—	—	—	—	12,573	179,073
	2008	133,333	16,500	—	—	—	—	11,905	161,738
	2007	110,000	43,000	19,375	12,150	—	—	9,990	194,515

(1)	Mr. Longest has been the Company’s President since May 2008 and Chief Executive Officer since July 2008. He was President and Chief Executive Officer of BOE Financial until May 2008.

(2)	Mr. Thomas has been the Company’s Senior Vice President and Chief Financial Officer since May 2008. He was Senior Vice President and Chief Financial Officer of BOE Financial until May 2008.
(3)	Mr. Simanson was the Company’s Chief Strategic Officer from May 2008 to April 2010. He was the Company’s President, Chief Executive Officer and Chief Financial Officer until May 2008.
(4)	Mr. McLean became an executive officer of the Company in May 2009.
(5)	Mr. Tewell has been the Company’s Senior Vice President and Chief Accounting Officer since May 2008. He was Senior Vice President and Chief Financial Officer of TransCommunity Financial from March 2007 until May 2008.
(6)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock award or by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year for awards of restricted stock or stock options, as the case may be, granted to each of the named executive officers, all of which were granted prior to 2008, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards or options were forfeited by any of the named executive officers in 2007, 2008 or 2009
(7)	Amounts for 2009 represent, for Mr. Longest, a $26,736 change in value of his accumulated benefit in the supplemental executive retirement plan and a $59,945 change in value of his accumulated benefit in the pension plan and, for Mr. Thomas, a $10,970 change in value of his accumulated benefit in the supplemental executive retirement plan and a $30,584 change in value of his accumulated benefit in the pension plan. Additional information on these plans is included in the “Post-Employment Compensation” section below.
(8)	Amounts for 2009 represent, for Mr. Longest, $4,709 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, for Mr. Simanson, $2,388 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, for Mr. McLean, $9,140 in 401(k) plan matching contributions, $6,000 in employer-paid healthcare and $7,800 for an automobile allowance, for Mr. Thomas, $3,496 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, and for Mr. Tewell, $6,573 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare.

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

The employment agreement with Gary A. Simanson was effective as of September 29, 2008, and the Company and Mr. Simanson terminated his employment with the Company on April 9, 2010. The agreement governed the terms of his employment as the Company’s Chief Strategic Officer and Vice Chairman. Except as set forth below, the terms of Mr. Simanson’s agreement were substantially similar to the agreements with Messrs. Longest and Thomas. The term of the agreement was for three years from the closing date of the mergers. On each anniversary of the merger date, the term of the agreement would have been extended by an additional year unless the Company had given written notice that no further extensions should occur. The financial terms of the agreement included an annual salary of $270,000 and an upfront cash bonus of $750,000, which was included as part of the Company’s merger expense. Mr. Simanson was also eligible to receive a cash bonus payment in an amount determined by the Company for financial advisory and other services that he rendered in connection with the negotiation and consummation of any merger or other business combination involving the Company or any of its affiliates. Mr. Simanson did not receive a salary for his services to the Company prior to the mergers with TransCommunity Financial and BOE Financial.

The agreement prohibits Mr. Simanson from competing with the Company, from soliciting employees and customers of the Company, and from divulging confidential information obtained while employed with the Company. These restrictions will extend for a two year period following the termination of employment, except that, in the case of a termination without cause or for good reason following a change in control, the non-compete and customer solicitation restrictions will be in force for only one year.

The agreements with each of M. Andrew McLean and Patrick J. Tewell were with TransCommunity Financial and were effective as of May 27, 2008. The Company succeeded to all of the rights and obligations of TransCommunity Financial as of May 31, 2008, the effective date of the merger of the Company and TransCommunity Financial. Effective as of that date and pursuant to his employment agreement, Mr. McLean served as the President of TransCommunity Bank, which merged into the Bank in July 2008, at a salary of $185,000 per year with base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the board of directors. Also effective as of that date and pursuant to his employment agreement, Mr. Tewell serves as the Company’s Chief Accounting Officer at a salary of $140,000 per year with base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the board of directors. The term of each employment agreement is until May 27, 2011. The employment agreement includes certain covenants not to compete, provided employment is not terminated for “cause.” Each employment agreement precludes the officer from inducing or soliciting any employee of the Company to terminate his or her relationship with the Company for a period of 12 months from the date on which he ceases to be an employee of the Company.

Each of the employment agreements described above addresses termination of the executive officer’s employment under various termination scenarios. Information on these terms is provided in the “Post-Employment Compensation” section below.

Grants of Plan-Based Awards

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

In 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan. The plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. As adopted, the plan makes available up to 2,650,000 shares for issuance to participants under the plan.

The Company did not make any stock-based awards during the year ended December 31, 2009.

Outstanding Equity Awards

The following table shows outstanding option awards held by the named executive officers as of December 31, 2009. There were no outstanding stock awards that had not yet vested, and there are no other stock-based awards outstanding with respect to the named executive officers.

Name	Option Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Longest	3,878	—	—	5.01	11/18/2014
	2,543	—	—	4.36	10/23/2013
	2,635	—	—	3.91	6/27/2012
	3,139	—	—	2.14	1/6/2011

Thomas	2,755	—	—	5.01	11/18/2014
	2,005	—	—	4.36	10/23/2013

Simanson	—	—	—	—	—

McLean	4,402	—	—	7.04	4/15/2013

Tewell	7,100	—	—	5.99	3/28/2017

Option Exercises

There were no exercises of stock options by any of the named executive officers during the year ended December 31, 2009.

POST-EMPLOYMENT COMPENSATION

Pension Plan

The Bank maintains a non-contributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. The plan was frozen to new entrants prior to the merger of BOE Financial with and into the Company. Messrs. Longest and Thomas are participants in this plan. Benefits payable under the plan are based on years of credited service, average compensation over the highest consecutive five years, and the plan’s benefit formula (1.60% of average compensation times years of credited service in excess of 20 years but not in excess of 35 years plus .65% of average compensation in excess of Social Security Covered Compensation times years of credited service up to a maximum of 35 years). For 2009, the maximum allowable annual benefit payable by the plan at age 65 (the plan’s normal retirement age) was $185,000 and the maximum compensation covered by the plan was $225,000. Reduced early retirement benefits are payable on or after age 55 upon completion of 10 years of credited service. Amounts payable under the plan are not subject to reduction for Social Security benefits.

The following table provides the actuarial present value of each named executive officer’s total accumulated benefit under the pension plan as of December 31, 2009:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Longest	Pension Plan	21	258,338	—
Thomas	Pension Plan	19	132,831	—
Simanson	—	—	—	—
McLean	—	—	—	—
Tewell	—	—	—	—

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

The following table provides specific information for each named executive officer for the non-tax qualified supplemental executive retirement plan as of December 31, 2009:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Fiscal Year End ($)
Longest	—	—	26,736	—	103,480
Thomas	—	—	10,970	—	42,460
Simanson	—	—	—	—	—
McLean	—	—	—	—	—
Tewell	—	—	—	—	—

(1)	None of these amounts is included in the amounts reported in the salary column of the Summary Compensation Table for the named executive officers in the current or prior years.

401(k) Employee Savings Plan

The Company sponsors a 401(k) plan for all of its eligible employees. The executive officers of the Company participate in the 401(k) plan on the same basis as all other eligible employees of the Company.

Agreements

The employment and change in control agreements with each of the Company’s named executive officers provide for the payment of severance and other benefits in the event of certain termination scenarios. The following summary of the contents of the agreements is based on the agreements prior to modification according to the executive compensation restrictions resulting from the Company’s participation in the TARP.

Employment Agreements

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

The employment agreement with Mr. Simanson provided for the continuation of his base salary and certain health benefits for two years following a termination of employment with the Company by Mr. Simanson for good reason or a termination of employment by the Company without cause. The agreement also provides that, within two years following a change in control, if his employment is terminated without cause or for good reason, Mr. Simanson would have been entitled to a salary continuance benefit equal to 2.99 times his final compensation, excluding certain one-time payments, and the continuation of certain health benefits for three years. The agreement further provided that, in connection with the termination of his employment following a change in control, the Company would have paid Mr. Simanson a gross-up payment equal to the amount of any excise taxes (plus the applicable federal and state income and other taxes due on such gross-up payment) payable by Mr. Simanson if the aggregate value of the salary continuance benefit and related health benefits exceeds the threshold amount that triggers the excise tax for federal tax purposes. In order to avoid the expense of the excise tax in a situation where Mr. Simanson would realize a nominal benefit, the Company would have been required to make the tax gross-up payment only if the value of the aggregate payments and benefits due Mr. Simanson exceeds by $25,000 the threshold amount that would avoid triggering the excise tax. If the value of such payments and benefits is less than the $25,000 differential, the payments and benefits would have been reduced to the extent necessary so as not to trigger the excise tax.

The employment agreement with each of Mr. McLean and Mr. Tewell provides for the payment of the salary that otherwise would be payable through the end of the month in which the death occurs upon the death of the officer. The employment agreement provides compensation upon the termination of employment without cause or by the officer for good reason. For the purposes of his employment agreement, good reason means the assignment of duties that result in the officer having significantly less authority or responsibility than he has on the date of the employment agreement without his written consent, requiring him to maintain his principal office or offices outside the counties of Henrico or Essex, Virginia unless the Company moves its principal executive offices to the place to which he is required to move, a reduction of his base salary, and the Company’s failure to comply with any material term of the employment agreement after he has given 30 days notice of such noncompliance. In the case of termination of employment by the Company without cause or by Mr. McClean for good reason, Mr. McClean’s agreement requires that he receive an amount equal to two times the sum of his rate of base salary in effect immediately preceding such termination and the amount of any bonus paid to him during the calendar year preceding the calendar year in which the employment terminates. In the case of termination of employment by the Company without cause or by Mr. Tewell for good reason, Mr. Tewell’s agreement requires that he receive an amount equal to one times the sum of his rate of base salary in effect immediately preceding such termination and the amount of any bonus paid to him during the calendar year preceding the calendar year in which the employment terminates. In addition, each officer would receive any bonus or short term incentive compensation earned, but not yet paid, for a year prior to the year in which his employment terminates, as applicable, as well as certain health benefits for one year following the date of termination.

Change in Control Agreements

Each of Mr. McClean and Mr. Tewell entered into a change in control agreement with TransCommunity Financial, effective as of May 27, 2008. The Company succeeded to all of the rights and obligations of TransCommunity Financial as of May 31, 2008, the effective date of the merger of the Company and TransCommunity Financial. In the event that a change in control occurs during employee’s employment and, within the period beginning on the date of closing of the change in control and ending one year after, the officer’s employment with the Company is terminated by the Company without cause or by him for good reason, the Company will owe him certain severance pay, benefits and vesting of stock awards. Mr. McClean’s change in control agreement provides for two times the sum of his annual base salary in effect on his termination of employment or the change in control date, whichever is greater, plus the amount of any bonus paid to him during the calendar year preceding the calendar year in which the change in control occurs. Mr. Tewell’s change in control agreement provides for one times the sum of his annual base salary in effect on his termination of employment or the change in control date, whichever is greater, plus the amount of any bonus paid to him during the calendar year preceding the calendar year in which the change in control occurs. The Company will also continue to provide certain health and life insurance benefits to the officer for a period up to one year following the date of termination.

Each agreement also provides to the extent that the officer has been granted options, stock awards or other equity compensation under the Company’s equity compensation plan, that upon a change in control, his interest in such awards be fully exercisable, vested and nonforfeitable as of the date of the change in control.

Potential Payments Upon Termination

The following table quantifies the expected payments to the named executive officers in different, specified employment termination circumstances under their employment agreements and change in control agreements. Benefits payable under the non-tax qualified supplemental executive retirement plan, the tax-qualified retirement plan and 401(k) plan are not included. In addition, all stock options that the named executive officers hold have vested.

The information below assumes that termination of employment occurred on December 31, 2009. See the Compensation Discussion and Analysis section above for a discussion of the potential impact of the Company’s participation in TARP and requirements of the ARRA on the compensation, benefits, and employment agreements for the named executive officers, which is not reflected in the calculations below.

Name	Benefit	Death or Disability ($)	Before Change in Control Termination Without Cause or for Good Reason ($)	After Change in Control Termination Without Cause or for Good Reason ($)
George M. Longest, Jr.	Post termination compensation	41,667	500,000	837,200
	Health care benefits continuation	—	12,000	18,000

	Total Value	41,667	512,000	855,200

Bruce E. Thomas	Post termination compensation	27,500	330,000	545,675
	Health care benefits continuation	—	12,000	18,000

	Total Value	27,500	342,000	563,675

Gary A. Simanson	Post termination compensation	46,667	560,000	837,200
	Health care benefits continuation	—	12,000	18,000

	Total Value	46,667	572,000	855,200

M. Andrew McLean	Post termination compensation	—	438,500	438,500
	Health care benefits continuation	—	6,000	6,000

	Total Value	—	444,500	444,500

Patrick J. Tewell	Post termination compensation	—	166,500	166,500
	Health care benefits continuation	—	6,000	6,000

	Total Value	—	172,500	172,500

Director Compensation

The Company compensates its non-employee directors as follows:

•	Monthly retainer of $1,000 per month

•	Additional retainer for the Chairman of the Board of $2,500 per quarter

•	Additional retainer for each chairman of a Board committee of $1,250 per quarter

•	Board meeting fees for the Chairman of the Board of $1,000 per meeting

•	Board meeting fees for other non-employee directors of $500 per meeting

•	Committee meeting fees of $300 or $450 per meeting, depending on the committee

The total compensation of the Company’s non-employee directors for the year ended December 31, 2009 is shown in the following table.

Name	Fees Earned or Paid in Cash ($) (2)	Nonqualified Deferred Compensation Earnings (3)	Total ($)
Richard F. Bozard	27,450	—	27,450
L. McCauley Chenault	25,125	3,534	28,659
Alexander F. Dillard, Jr.	39,250	7,635	46,885
George B. Elliott (1)	25,275	2,663	27,938
P. Emerson Hughes, Jr.	27,150	4,647	31,797
Philip T. Minor	31,650	2,663	34,313
Troy A. Peery, Jr.	37,325	—	37,325
Eugene S. Putnam, Jr.	29,900	—	29,900
John C. Watkins	25,425	—	25,425
Robin Traywick Williams	26,625	—	26,625

(1)	Mr. Elliott served as a director until December 31, 2009.
(2)	Amounts represent the monthly and additional quarterly retainers, board meeting fees and committee meeting fees.
(3)	Amounts relate to participation of directors that served as directors of BOE Financial prior to its merger with the Company in the Directors’ Supplemental Retirement Plan and reflect changes in the value of each director’s interest in the plan during 2009. BOE Financial established the Directors’ Supplemental Retirement Plan for its non-employee directors in 2006. The Directors’ Supplemental Retirement Plan is designed to retain the future services of directors. This plan provides for a benefit upon the later of October 1, 2010 or retirement from service on the Board at the normal retirement age of 75. Benefits under this plan are payable at retirement for a period of 10 years. The Directors’ Supplemental Retirement Plan also contains provisions for change of control, as defined, which allow the directors to retain benefits under the plan in the event of a termination of service subsequent to a change of control, other than for cause. The Company assumed this plan in connection with its merger with BOE Financial.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Officers

The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of March 22, 2010, for each director, each of the executive officers named in the Summary Compensation Table in Item 11 above (who are referred to as the named executive officers) and the Company’s directors and executive officers as of April 30, 2010 as a group.

Name	Shares of Common Stock (1)	Option Shares (2)	Total Shares of Common Stock Beneficially Owned	Percent of Class
NAMED EXECUTIVE OFFICERS
George M. Longest, Jr. (3)	27,498	12,195	39,693	*
Bruce E. Thomas	4,553	4,760	9,313	*
Gary A. Simanson (3)	1,100,000	—	1,100,000	*
M. Andrew McLean	16,977	4,402	21,379	*
Patrick J. Tewell	4,954	7,100	12,054	*

DIRECTORS
Richard F. Bozard	4,710	5,680	10,390	*
L. McCauley Chenault	13,907	2,692	16,599	*
Alexander F. Dillard, Jr.	133,963	2,979	136,942	*
P. Emerson Hughes, Jr.	24,582	860	25,442	*
Philip T. Minor	81,498	3,437	84,935	*
Troy A. Peery, Jr.	14,940	16,330	31,270	*
Eugene S. Putnam, Jr.	85,900	—	85,900	*
John C. Watkins	6,970	15,194	22,164	*
Robin Traywick Williams	8,702	10,082	18,784	*

All current directors and executive officers as a group (14 persons)	1,523,154	85,711	1,614,865	7.5

*	Less than one percent of class, based on the total number of shares of common stock outstanding on March 22, 2010.
(1)	Amounts include shares of common stock that the individual owns directly or indirectly through affiliated corporations, close relatives, and dependent children or as custodians or trustees.
(2)	Amounts reflect shares of common stock that could be acquired through the exercise of stock options within 60 days after March 22, 2010.
(3)	Messrs. Longest and Simanson are also directors. The shares of common stock for Mr. Simanson includes 739,684 shares of common stock that are issuable upon exercise of warrants that are subject to restrictions on disposition, including exercise, through June 8, 2010, pursuant to option agreements between Community Bankers Acquisition LLC and certain third party option holders. Mr. Simanson is the sole manager of, and has sole dispositive power with respect to, Community Bankers Acquisition LLC.

Principal Stockholders

The following table contains information regarding the persons or groups that the Company knows to beneficially own more than five percent of the Company’s common stock as of March 22, 2010.

Name and Address	Shares of Common Stock Beneficially Owned
	Number	Percent of Class
Morgan Stanley (1) 1585 Broadway New York, New York 1036 FrontPoint Partners LLC Two Greenwich Plaza Greenwich, Connecticut 06830	2,025,000	9.4

Wellington Management Company, LLP (2) 75 State Street Boston, Massachusetts 02109	1,805,196	8.4

Weiss Multi-Strategy Advisers LLC (3) George A. Weiss Frederick E. Doucette III One State Street, 20th Floor Hartford, Connecticut 06103	1,740,800	8.1

(1)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. The Schedule 13G reports that, as of December 31, 2009, each of Morgan Stanley, in its capacity as a parent holding company, and FrontPoint Partners LLC, an investment adviser and wholly-owned subsidiary of Morgan Stanley, has sole voting power and dispositive power with respect to 2,025,000 shares of common stock.
(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. The Schedule 13G reports that, as of December 31, 2009, Wellington Management Company, LLP, in its capacity as an investment adviser, has shared voting power and dispositive power with respect to 1,805,196 shares of common stock.
(3)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. The Schedule 13G reports that, as of December 31, 2009, each of Weiss Multi-Strategy Advisers LLC, in its capacity as an investment adviser, George A. Weiss and Frederick E. Doucette III has shared voting power with respect to 1,646,100 shares of common stock and shared dispositive power with respect to 1,740,800 shares of common stock.

Equity Compensation Plan Information

The following table gives information about common stock that may be issued upon the exercise of options, warrants and rights under equity compensation plans as of December 31, 2009. Prior to the mergers, both TransCommunity Financial and BOE Financial maintained equity compensation plans as incentives for certain officers and directors. In the mergers, the Company adopted all awards that were outstanding under such plans, but terminated certain provisions of them so that no further awards will be made under them.

In 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan. The Company did not make any awards under that plan during the year ended December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders
Plans of Predecessor Companies(1)	486,763	$5.96	958,799
2009 Stock Incentive Plan	—	—	2,650,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	486,763	$5.96	3,608,799

(1)	Includes the following equity compensation plans that were approved by stockholders of TransCommunity Financial or BOE Financial, as the case may be, and adopted by the Company in the mergers: the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors. Certain provisions of these plans were terminated so that no further awards will be made under them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

All of the shares of common stock outstanding immediately prior to the Company’s initial public offering, including 862,500 shares held by Gary A. Simanson, a director and the Company’s former Chief Strategic Officer, and Community Bankers Acquisition LLC, of which Mr. Simanson is the sole manager, are held in escrow by Continental Stock Transfer & Trust Company as escrow agent. Because the Company completed a business combination on or before the deadlines contained in its initial certificate of incorporation, these shares were released from escrow on June 2, 2009. The holders of the majority of the 1,875,000 shares that the Company issued prior to its initial public offering are entitled to make up to two demands that the Company register these shares for resale pursuant to an agreement signed concurrently with the consummation of the Company’s initial public offering. The holders of the majority of these shares are entitled to elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Some of the Company’s directors and executive officers are at present, as in the past, its banking customers. As such, the Company has had, and expects to have in the future, banking transactions with directors, officers, principal stockholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to such parties at December 31, 2009 was $7.2 million.

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

Director Independence

The Company’s Board of Directors has determined that 9 of its 11 members are independent as defined by the listing standards of NYSE Amex, including the following: Richard F. Bozard, L. McCauley Chenault, Alexander F. Dillard, Jr., P. Emerson Hughes, Jr., Philip T. Minor, Troy A. Peery, Jr., Eugene S. Putnam, Jr., John C. Watkins and Robin Traywick Williams. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

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

George B. Elliott, who served as a director during all of 2009, was also determined to be independent during 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees

The following table presents fees billed to the Company by the principal accountant for the years ended December 31, 2009 and December 31, 2008:

	2009	2008
Audit Fees	$442,960	$169,000
Audit-Related Fees	$94,367	$30,000
Tax Fees	$22,800	$15,000
All Other Fees	—	—

Audit Fees include fees billed for the audit of the Company’s annual consolidated financial statements, quarterly reviews of the Company’s unaudited financial statements, the review of proposed amended filings from the Company to the Securities and Exchange Commission and audits of the Company’s predecessor entities for the period ended May 31, 2008.

Audit-Related Fees include fees billed for services rendered in connection with the audit of the Company’s assessment of internal control over financial reporting and for other assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

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

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, effective as of July 17, 2009*

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590)

4.1	Specimen Unit Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.3	Specimen Warrant Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.4	Form of Unit Purchase Option to be granted to the representatives, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co., incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.8	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. , incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.14	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355)

10.15	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.16	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.17	TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355)

10.18	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355)

10.19	BOE Financial Services of Virginia, Inc. Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.20	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.21	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.22	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.23	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Rosen Seymour Shapss Martin & Company LLP*

23.2	Consent of Yount, Hyde & Barbour, P.C.*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 1)**

31.4	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 1)**

32.1	Section 1350 Certifications*

99.1	Certification of Principal Executive Officer for First Fiscal Year Pursuant to EESA §III(b)(4)*

99.2	Certification of Principal Financial Officer for First Fiscal Year Pursuant to EESA §III(b)(4)*

*	Previously filed.
**	Filed herewith.
(b)	Exhibits. See Item 15(a)3. above
(c)	Financial Statement Schedules. See Item 15(a)2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION (Registrant)

Date: April 30, 2010	By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and
Chief Financial Officer