Form 10-Q
period 2010-03-31
Community Bankers Trust Corp
filed 2010-05-10
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At April 30, 2010, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$16,001	$13,575
Interest bearing bank deposits	15,340	18,660
Federal funds sold	6,174	—

Total cash and cash equivalents	37,515	32,235

Securities available for sale, at fair value	189,637	179,440
Securities held to maturity, at cost (fair value of $109,924 and $117,008, respectively)	105,320	113,165
Equity securities, restricted, at cost	8,346	8,346

Total securities	303,303	300,951

Loans not covered by FDIC shared-loss agreement	579,724	578,629
Allowance for loan losses on non-covered loans	(19,798)	(18,169)

Net non-covered loans	559,926	560,460
Loans covered by FDIC shared-loss agreement	143,334	150,935

Net loans	703,260	711,395

FDIC indemnification asset	74,658	76,107
Bank premises and equipment, net	36,670	37,105
Other real estate owned, covered by FDIC shared-loss agreement	10,727	12,822
Other real estate owned, non-covered	1,565	1,586
Bank owned life insurance	6,608	6,534
FDIC receivable under shared-loss agreement	10,922	7,950
Core deposit intangibles, net	16,515	17,080
Goodwill	5,727	5,727
Other assets	16,738	17,231

Total assets	$1,224,208	$1,226,723

LIABILITIES
Deposits:
Noninterest bearing	$63,579	$62,198
Interest bearing	980,708	969,204

Total deposits	1,044,287	1,031,402
Federal funds purchased	—	8,999
Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	10,547	13,604

Total liabilities	1,095,958	1,095,129

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(806)	(854)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	143,999	143,999
Retained deficit	(35,911)	(32,019)
Accumulated other comprehensive income	2,036	1,536

Total stockholders’ equity	128,250	131,594

Total liabilities and stockholders’ equity	$1,224,208	$1,226,723

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

(dollars and shares in thousands, except per share data)

	For the three months ended
	March 31, 2010	March 31, 2009
Interest and dividend income
Interest and fees on non-covered loans	$8,723	$8,457
Interest and fees on FDIC covered loans	3,593	2,950
Interest on federal funds sold	1	14
Interest on deposits in other banks	30	121
Interest and dividends on securities
Taxable	2,005	2,892
Nontaxable	894	757

Total interest and dividend income	15,246	15,191
Interest expense
Interest on deposits	4,857	6,118
Interest on other borrowed funds	331	347

Total interest expense	5,188	6,465

Net interest income	10,058	8,726
Provision for loan losses	5,042	5,500

Net interest income after provision for loan losses	5,016	3,226

Noninterest income
Service charges on deposit accounts	565	571
Gain on bank acquisition transaction	—	20,255
Gain (loss) on securities transactions, net	354	(48)
Loss on other real estate owned	(2,377)	(46)
Other	1,873	427

Total noninterest income	415	21,159

Noninterest expense
Salaries and employee benefits	5,131	4,426
Occupancy expenses	739	580
Equipment expenses	412	343
Legal fees	46	250
Professional fees	334	700
FDIC assessment	605	130
Data processing fees	506	742
Amortization of intangibles	565	456
Other operating expenses	1,522	1,761

Total noninterest expense	9,860	9,388

(Loss) income before income taxes	(4,429)	14,997
Income tax (benefit) expense	(1,665)	4,867

Net (loss) income	(2,764)	10,130
Dividends paid on preferred stock	221	218
Accretion of discount on preferred stock	48	43

Net (loss) income available to common stockholders	$(3,033)	$9,869

Net (loss) income per common share — basic	$(0.14)	$0.46

Net (loss) income per common share — diluted	$(0.14)	$0.46

Weighted average number of shares outstanding
basic	21,468	21,468
diluted	21,468	21,478

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND

THE YEAR ENDED DECEMBER 31, 2009

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total
Balance January 1, 2009	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403
Amortization of preferred stock warrants	—	—	177	—	—	—	(177)	—	—
Reclassification for preferred stock dividends	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	(2,077)	—	—	(2,077)
Dividend paid on preferred stock	—	—	—	—	—	—	(800)	—	(800)
Comprehensive income:
Net loss	—	—	—	—	—	—	(29,335)	—	(29,335)
Change in unrealized gain in investment securities, net of tax of $1,576	—	—	—	—	—	—	—	3,059	3,059
Less: Reclassification adjustment for gain on securities sold, net of tax of $291	—	—	—	—	—	—	—	(565)	(565)
Change in funded status of pension plan, net of tax of $158	—	—	—	—	—	—	—	307	307

Total comprehensive loss									(26,534)
Dividends paid on common stock ($.16 per share)	—	—	—	—	—	—	(3,435)	—	(3,435)

Balance December 31, 2009 (Audited)	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,019)	$1,536	$131,594
Amortization of preferred stock warrants	—	—	48	—	—	—	(48)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(221)	—	(221)
Comprehensive income:
Net loss	—	—	—	—	—	—	(2,764)	—	(2,764)
Change in net unrealized gain in investment securities, net of tax of $378	—	—	—	—	—	—	—	734	734
Less: Reclassification adjustment for gain on securities sold, net of tax of $120	—	—	—	—	—	—	—	(234)	(234)

Total comprehensive loss									(2,264)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance March 31, 2010 (Unaudited)	$17,680	$1,037	$(806)	21,468	$215	$143,999	$(35,911)	$2,036	$128,250

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED)

(dollars in thousands)

	March 31, 2010	March 31, 2009
Operating activities:
Net (loss) income	$(2,764)	$10,130
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and intangibles amortization	1,090	827
Provision for loan losses	5,042	5,500
Amortization of premiums and accretion of discounts, net	423	377
Change in loans held for sale	—	(186)
Net gain on bank acquisition transaction	—	(20,255)
Net (gain) loss on sale of securities	(354)	48
Net loss on other real estate owned	2,377	46
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,576)	197
(Decrease) increase in accrued expenses and other liabilities	(3,316)	3,049

Net cash used in operating activities	(78)	(267)

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	31,340	29,903
Purchase of securities	(33,004)	(65,757)
Proceeds from sale of other real estate	1,212	—
Cash acquired in bank acquisition transaction	—	54,717
Net increase in loans, excluding covered loans	(4,573)	(19,978)
Net decrease in loans, covered by FDIC shared-loss agreement	7,601	8,983
Principal recoveries of loans previously charged off	65	—
Purchase of premises and equipment, net	(90)	(8,077)

Net cash provided by (used in) investing activities	2,551	(209)

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	12,886	(3,747)
Net decrease in federal funds purchased	(8,999)	—
Cash paid to reduce FHLB borrowings	—	(37,525)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	(787)
Cash dividends paid	(1,080)	(997)

Net cash provided by (used in) financing activities	2,807	(43,056)

Net increase (decrease) in cash and cash equivalents	5,280	(43,532)

Cash and cash equivalents:
Beginning of the period	$32,235	$128,433

End of the period	$37,515	$84,901

Supplemental disclosures of cash flow information:
Interest paid	$5,763	$4,292
Income taxes paid	—	160
Transfers of OREO property	40	189

Transactions related to bank acquisition
Increase in assets and liabilities:
Loans, net	$—	$198,253
Other real estate owned	—	9,416
Securities	—	4,954
FDIC indemnification	—	84,584
Fixed assets, net	—	37
Other assets	—	10,332
Deposits	—	302,756
Borrowings	—	37,525
Other liabilities	—	1,757

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

The Company was initially formed as a special purpose acquisition company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Prior to its acquisition of two bank holding companies in 2008, the Company’s activities were limited to organizational matters, completing its initial public offering and seeking and evaluating possible business combination opportunities. On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The Company changed its corporate name in connection with the acquisitions. On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”) in Georgia. On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank in Maryland (“SFSB”).

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal accruals) were made that are necessary to present fairly the financial position of the Company at March 31, 2010, and the results of its operations, changes in stockholders’ equity, and its cash flows for the three months ended March 31, 2010.

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

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-04, Accounting for Various – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements, subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligations. The Company adopted this guidance without a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures and require new disclosures and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted this guidance with no impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognitions and Disclosure Requirements (Subtopic 855-10 - Subsequent Events). This guidance addresses subsequent events evaluation and the dates through which subsequent events were evaluated. This guidance is effective immediately and prospectively, except for guidance related to conduit debt, which is effective for interim or annual periods ending after June 15, 2010. The Company adopted this guidance with no impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset. ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans are included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

Restatement of Previously Issued March 31, 2009 Financials

The Company has restated certain information in its consolidated financial statements for the period ended March 31, 2009 in order to reflect the appropriate accounting treatment for the assets that the Company acquired in the SFSB transaction based on additional information obtained during the fourth quarter of 2009. See Notes 4 and 5 for additional information with respect to the accounting for the covered loans and the FDIC indemnification asset.

In its Quarterly Report on Form 10-Q for the period ended March 31, 2009, the Company had presented these items as a component of total loans rather than segregating between covered loans and the FDIC indemnification asset because the prescribed accounting treatment under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, allows the acquirer one year to develop and implement the related accounting associated with the acquisition. As part of this allowed accounting treatment, the gain on the transactions has also been adjusted. In connection with responses to comments from the Securities and Exchange Commission, the Company has informed the Commission that it would revise its consolidated financial statements for the period ended March 31, 2009 in any amended and/or future filings to reflect the proper accounting treatment, as presented in this Form 10-Q.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

	March 31, 2010
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$16,708	$387	$(28)	$17,067
State, county and municipal	118,236	2,612	(259)	120,589
Corporate and other bonds	2,055	96	(5)	2,146
Mortgage backed securities	47,625	1,220	(62)	48,783
Financial institution securities	1,177	136	(261)	1,052

Total Securities Available for Sale	$185,801	$4,451	$(615)	$189,637

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—
State, county and municipal	13,090	716	—	13,806
Corporate and other bonds	1,019	29	—	1,048
Mortgage backed securities	91,211	3,859	—	95,070

Total Securities Held to Maturity	$105,320	$4,604	$—	$109,924

	December 31, 2009
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corporate and other bonds	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial institution securities	1,192	113	(437)	868

Total Securities Available for Sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corporate and other bonds	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total Securities Held to Maturity	$113,165	$3,855	$(12)	$117,008

In estimating other than temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At March 31, 2010 and December 31, 2009, there were no investments held that had impairment losses other than temporary in nature.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2010 and December 31, 2009 were as follows (dollars in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$3,985	$(28)	$—	$—	$3,985	$(28)
State, county and municipal	15,511	(151)	2,725	(108)	18,236	(259)
Corporate and other bonds	540	(5)	—	—	540	(5)
Mortgage backed securities	9,018	(62)	—	—	9,018	(62)
Financial institution securities	852	(261)	—	—	852	(261)

Total	$29,906	$(507)	$2,725	$(108)	$32,631	$(615)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$1,078	$(1)	$—	$—	$1,078	$(1)
State, county and municipal	25,771	(514)	1,948	(47)	27,719	(561)
Mortgage backed securities	4,897	(8)	615	(3)	5,512	(11)
Financial institution securities	1,127	(437)	—	—	1,127	(437)

Total	$32,873	$(960)	$2,563	$(50)	$35,436	$(1,010)

The unrealized losses in the investment portfolio at March 31, 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 45 securities that are all of investment grade and may be backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company has the ability and intent to hold these securities to maturity or until a recovery of value. Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities with amortized costs of $41.6 million and $30.1 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure deposits and for other purposes required or permitted by law.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at March 31, 2010 and December 31, 2009 were comprised of the following (dollars in thousands):

	March 31,2010		December 31, 2009
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$144,938	24.97%	$146,141	25.22%
Commercial	204,708	35.27%	188,991	32.62%
Construction and land development	142,324	24.52%	144,297	24.91%
Second mortgages	13,694	2.36%	13,935	2.41%
Multifamily	11,414	1.97%	11,995	2.07%
Agriculture	4,137	0.72%	5,516	0.95%

Total real estate loans	521,215	89.81%	510,875	88.18%
Commercial loans	43,090	7.42%	42,157	7.28%
Consumer installment loans	11,984	2.06%	14,145	2.44%
All other loans	4,072	0.71%	12,205	2.10%

Gross loans	580,361	100.00%	579,382	100.00%

Less unearned income on loans	(637)		(753)

Non-covered loans, net of unearned income	$579,724		$578,629

At March 31, 2010 and December 31, 2009, the Company’s allowance for loan losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

The following is a summary of information for impaired and nonaccrual non-covered loans at March 31, 2010, December 31, 2009 and March 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Impaired loans without a valuation allowance	$48,646	$23,109	$18,906
Impaired loans with a valuation allowance	29,869	33,347	23,507

Total impaired loans	$78,515	$56,456	$42,413

Valuation allowance related to impaired loans	$7,833	$8,779	$4,333
Total nonaccrual loans	28,706	20,011	9,870
Total loans 90 days or more past due and still accruing	—	247	1,195
Average investment in impaired loans	67,486	45,692	34,315
Interest income recognized on impaired loans	620	2,213	326
Interest income recognized on a cash basis on impaired loans	620	2,213	326

Activity in the allowance for loan losses for the three months ended March 31, 2010, the year ended December 31, 2009, and the three months ended March 31, 2009 was comprised of the following (dollars in thousands):

	Three months ended March 31, 2010	Year ended December 31, 2009	Three months ended March 31, 2009
Beginning allowance	$18,169	$6,939	$6,939
Provision for loan losses	5,042	19,089	5,500
Recoveries of loans charged off	73	742	39
Loans charged off	(3,486)	(8,601)	(935)

Allowance at end of period	$19,798	$18,169	$11,543

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents charge-offs and recoveries for non-covered loans by loan category (dollars in thousands):

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs
Mortgage loans on real estate:
Residential 1-4 family	$342	$—	$342	$282	$—	$282
Commercial	776	(1)	775	—	—	—
Construction and land development	1,607	—	1,607	267	(14)	253
Second mortgages	74	(41)	33	34	—	34
Multifamily	350	—	350	—	—	—
Agriculture	—	—	—	—	—	—

Total real estate loans	3,149	(42)	3,107	583	(14)	569

Commercial loans	201	—	201	250	(1)	249
Consumer installment loans	106	(12)	94	102	(24)	78
All other loans	30	(19)	11	—	—	—

Total non-covered loans	$3,486	$(73)	$3,413	$935	$(39)	$896

4. LOANS COVERED BY FDIC SHARED-LOSS AGREEMENT (COVERED LOANS)

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB acquisition (the “covered loans”).

As of March 31, 2010 and December 31, 2009, the outstanding balance of the covered loans was $230.7 and $242.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$115,437	80.54%	$119,065	78.88%
Commercial	5,204	3.63%	5,835	3.87%
Construction and land development	13,828	9.65%	17,020	11.28%
Second mortgages	8,120	5.67%	8,194	5.43%
Multifamily	—	—	—	—
Agriculture	596	0.41%	627	0.41%

Total real estate loans	143,185	99.90%	150,741	99.87%
Commercial loans	—	—	—	—
Consumer installment loans	149	0.10%	194	0.13%
All other loans	—	—	—	—

Total covered loans	$143,334	100.00%	$150,935	100.00%

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the accretable yield balance for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows (dollars in thousands):

Balance, January 1, 2009	$—
Additions	61,023
Accretion	(15,139)
Reclassification from Non-accretable Yield	10,908

Balance, December 31, 2009	56,792
Additions	—
Accretion	(3,593)
Reclassification from Non-accretable Yield	—

Balance, March 31, 2010	$53,199

The covered loans are not classified as nonperforming assets at March 31, 2010 as the loans are accounted for on a pooled basis and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at March 31, 2010 or December 31, 2009.

5. FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a purchase and assumption agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all of the assets of SFSB. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets on the first $118 million in losses of such covered loans and foreclosed real estate assets and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the SFSB transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the SFSB transaction occurs. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the SFSB transaction. New loans made after that date are not covered by the shared-loss agreements. The carrying value of the shared-loss agreements is detailed below.

In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the fair value of the shared-loss agreements is recorded as an asset (FDIC indemnification asset) on the Company’s consolidated balance sheet. The fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the purchase and assumption agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to a shared-loss agreement and the corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact on the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the balances of the FDIC Indemnification Asset related to the SFSB transaction at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009

Anticipated realized loss	$88,559	$88,943

Estimated discounted loss sharing value	$70,847	$71,090
Premium	3,811	5,017

FDIC indemnification asset balance	$74,658	$76,107

6. MERGERS AND ACQUISITIONS

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of SFSB in Maryland. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB and the Bank.

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

SFSB

Negative bid on SFSB transaction	$45,000

Adjustments to assets acquired and liabilities assumed:
Fair value adjustments:
Loans	(102,011)
Foreclosed real estate	(10,428)
FDIC indemnification	84,584
Deposits	(1,455)
Core deposit intangible	2,158
Other adjustments	2,407

Net assets acquired, pre-tax	20,255
Deferred tax liability	(6,886)

Net assets acquired, net of tax	$13,369

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company engaged two external firms to assess credit quality and fair market value of the loan portfolio. An external firm performed a 100% credit review on the entire portfolio and classified each of the loans into several homogenous pools of credit risk and levels of impairment. An external firm specializing in fair market valuations then used the credit review results to determine the current fair market as defined in ASC 820, Fair Value Measurements and Disclosures. The fair value assessment was based on several measures, including asset quality, contractual interest rates, current market interest rates, and other underlying factors and the analysis divided the portfolio into the following segments:

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

The Company reviewed certain contracts between SFSB and its vendors in order to identify any efficiencies from the transaction through contract cancellation. The costs of cancelling certain contracts were not material enough to change the amount of the gain recorded.

Supplemental pro forma information reflecting the revenue and earnings of the combined entity for the current reporting period as though the transaction had occurred at the beginning of the annual reporting period, and similar comparative information for the prior year, has not been disclosed. Management has determined that it is impracticable to provide this information due to a lack of reliability of financial information produced by SFSB prior to the transaction and the costs that would be incurred to reproduce the information with an appropriate level of reliability.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. GOODWILL AND OTHER INTANGIBLES

Significant amounts of goodwill and other intangible assets were recorded in connection with the TFC and BOE mergers as of May 31, 2008. In accordance with ASC 350 Intangibles – Goodwill and Other, goodwill was initially assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers, and again as of December 31, 2009 resulting in impairment charges totaling $31.5 million. Going forward, goodwill will be assessed each December for potential impairment unless economic or other circumstances warrant evaluations prior to the annual review.

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by ASC 350. As a result of the mergers with TFC and BOE, the Company recorded approximately $15.0 million in core deposit intangible assets. Core deposit intangibles resulting from the Georgia and Maryland transactions equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Goodwill and other intangible assets are presented in the following table (dollars in thousands):

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2009	$5,727	$17,080
Amortization	—	(565)

Balance, March 31, 2010	$5,727	$16,515

8. DEPOSITS

The following table provides interest bearing deposit information, by type, as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
NOW	$94,975	$94,711
MMDA	123,980	113,071
Savings	61,210	58,373
Time deposits less than $100,000	420,702	423,902
Time deposits $100,000 and over	279,841	279,147

Total interest bearing deposits	$980,708	$969,204

9. FAIR VALUES OF ASSETS AND LIABILITIES

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that prioritizes the valuation inputs into three broad levels. The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of March 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale
U.S. Treasury issue and U.S. government agencies	$17,067	$2,934	$14,133	$—
State, county, and municipal	120,589	6,295	114,294	—
Corporate and other bonds	2,146	—	2,146	—
Mortgage backed securities	48,783	4,720	44,063	—
Financial institution securities	1,052	1,052	—	—

Total investment securities available-for-sale	189,637	15,001	174,636	—

Total assets at fair value	$189,637	$15,001	$174,636	$—

Total liabilities at fair value	$—	$—	$—	$—

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

The Company utilizes a third party vendor to provide fair value data for purposes of determining the fair value of its available for sale securities portfolio. The third party vendor uses a reputable pricing company for security market data. The third party vendor has controls and edits in place for month-to-month market checks and zero pricing and an AICPA Statement on Auditing Standard Number 70 (SAS 70) report is obtained from the third party vendor on an annual basis. The Company makes no adjustments to the pricing service data received for its securities available for sale.

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

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a non-recurring basis on the consolidated balance sheet. For assets measured at fair value on a non-recurring basis in 2010 and still held on the consolidated balance sheet at March 31, 2010, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$22,036	$—	$20,783	$1,253
Other real estate owned (OREO), non-covered	1,565	—	1,565	—
Other real estate owned (OREO), covered	10,727	—	2,678	8,049

Total assets at fair value	$34,328	$—	$25,026	$9,302

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. The appraisal, based on the date of preparation, becomes only a part of the determination of the amount of any loan write-off, with current market conditions and the collateral’s location being other determinants. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

The Company may also identify collateral deterioration based on current market sales data, including price and absorption, as well as input from real estate sales professionals and developers, county or city tax assessments, market data and on-site inspections by Company personnel. Internally prepared estimates generally result from current market data and actual sales data related to the Company’s collateral or where the collateral is located. When management determines that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. In instances where an appraisal received subsequent to an internally prepared estimate reflects a higher collateral value, management does not revise the carrying amount. Reviews of classified loans are performed by management on a quarterly basis.

The impact to the provision for loan losses for the three months ended March 31, 2010, resulting from specific reserves for the impaired loans reflected in the table, amounted to $496,000.

Other real estate owned, covered and non-covered

Other real estate owned (OREO) assets are adjusted to fair value upon transfer of the related loans to OREO property. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

The OREO balances reflected in the table above represent properties that have been re-measured, subsequent to their initial transfer to OREO, during the three months ended March 31, 2010. Losses related to write-downs for these properties amounted to $1.9 million and are reflected in noninterest income on the consolidated statement of operations. Because these losses are related to properties covered by the FDIC shared-loss agreement, 80% of the losses are reimbursable upon a permitted disposition of the property. Therefore, the indemnification asset has been increased and $1.5 million has been realized in other non-interest income.

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value (dollars in thousands).

	March 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$37,515	$37,515	$32,235	$32,235
Securities available for sale	189,637	189,637	179,440	179,440
Securities held to maturity	105,320	109,924	113,165	117,008
Equity securities, restricted	8,346	8,346	8,346	8,346
Loans, non-covered, net	559,926	552,509	560,460	560,781
Loans, covered	143,334	147,189	150,935	150,935
FDIC indemnification asset	74,658	68,953	76,107	76,107
Accrued interest receivable	4,707	4,707	5,556	5,556

Financial liabilities:
Noninterest bearing deposits	63,579	63,579	62,198	62,198
Interest bearing deposits	980,708	982,759	969,204	973,061
Borrowings	41,124	44,782	50,123	53,640
Accrued interest payable	2,065	2,065	2,640	2,640

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2010. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include unimpaired non-covered loans, interest receivable, noninterest bearing and interest bearing deposits, other borrowings, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, interest bearing bank deposits, and federal funds sold approximate fair value.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities held to maturity

For securities held to maturity, fair values are based on quoted market prices or dealer quotes.

Restricted securities

The carrying value of restricted securities approximates their fair value based on the redemption provisions of the respective issuer.

Loans not covered by FDIC shared-loss agreement (non-covered loans)

For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Loans covered by FDIC shared-loss agreement (covered loans)

Fair values for covered loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, term of loan and whether or not the loans are amortizing. Loans were pooled together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on the rates used at acquisition (which were based on market rates for new originations of comparable loans) adjusted for any material changes in interest rates since acquisition. Increases in cash flow expectations since acquisition resulted in estimated fair value being higher than carrying value. The increase in cash flows is also reflected in a transfer from non-accretable yield to accretable yield as disclosed in Note 4.

FDIC indemnification asset

Loss sharing assets are measured separately from the related covered assets as they are not contractually embedded in the covered assets and are not transferable with the assets should the Company choose to dispose of them. Fair value is estimated using projected cash flows related to the shared-loss agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A reduction in loss expectations has resulted in the estimated fair value of the FDIC indemnification asset being lower than its carrying value. This creates a premium that is amortized over the life of the asset and is reflected in Note 5.

Accrued interest receivable

The carrying amounts of accrued interest receivable approximate fair value.

Financial Liabilities

Noninterest bearing deposits

The carrying amount approximates fair value.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest bearing deposits

The fair value of NOW accounts, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-term borrowings

The fair values of the Company’s long-term borrowings, such as FHLB advances, are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest payable

The carrying amounts of accrued interest payable approximate fair value.

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

The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon. These commitments totaled $92 million and $104 million at March 31, 2010 and December 31, 2009, respectively.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments.

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2010
Basic EPS	$(3,033)	21,468	$(0.14)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(3,033)	21,468	$(0.14)

For the three months ended March 31, 2009
Basic EPS	$9,869	21,468	$0.46
Effect of dilutive stock awards	—	10	—

Diluted EPS	$9,869	21,478	$0.46

Excluded from the computation of diluted earnings per share were approximately 5.2 million and 7.0 million of awards, options or warrants, during the three months ended March 31, 2010 and 2009, respectively, because their inclusion would be antidilutive.

11. DEFINED BENEFIT PLAN

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Components of Net Periodic Benefit Cost

(In thousands)	Three months ended March 31, 2010	Three months ended March 31, 2009
Service cost	$92	$92
Interest cost	91	81
Expected return on plan assets	(71)	(53)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net loss	15	22

Net periodic benefit cost	$127	$142

At March 31, 2010, no employer contributions have been made for the plan year. The Company is currently analyzing the defined benefit plan as well as other alternatives, such as enhancing its defined contribution plan (401(k)). A determination during fiscal 2010 will be made for the current and future benefits for all full-time employees of the combined entities. The plan was frozen to new entrants prior to BOE’s merger with the Company.

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. CONTINGENCIES

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

As of May 10, 2010, the Company is actively discussing with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company is working diligently to resolve these issues. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be paid following the resolution of these issues. In addition, the Company cannot make any assurances as to any penalties that the regulator agencies may assess if the Company is determined to have violated any of the rules and regulations described above. Such penalties may include, with respect to any Federal Reserve violations, formal or informal action directing the Company to make immediate corrections, civil penalties if it is determined that the violation was caused with intent, undertaken with reckless disregard for the Company’s financial safety and soundness, or results in gain to the Company. In addition, such penalties may include, with respect to any TARP violations, civil and criminal penalties and restitution of payments paid by the Company to Mr. Simanson.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2010 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2010 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of non-interest income can include gains or losses on securities transactions, gains from loans sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies. The Company’s income is offset by non-interest expense, which consists of goodwill impairment and other charges, salaries and benefits, occupancy and equipment costs, professional fees, and other operational expenses. The provision for loan losses and income taxes materially affect income.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the ultimate resolution of regulatory, legal and related issues relating to the 2010 transaction-based bonus awards to the Company’s chief strategic officer;

•	general economic and market conditions, either nationally or locally;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the quality or composition of the Company’s loan or investment portfolios;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the timing of future reimbursements from the FDIC to the Company under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	the integration of banking and other internal operations, and associated costs;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This quarterly evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

A loan is considered impaired when, based on current information and events, management believes that it is more likely than not that they will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, availability of current financial information, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Allowance for Loan Losses on Covered Loans

The covered loans are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the date that the covered loans were acquired, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential covered loans for impairment disclosures.

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

In the Company’s acquisition of TFC and BOE, the fair value of ASC 310 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral. The fair value of non FASB ASC 310 loans was determined based on preliminary estimates of default probabilities. The Company determined which purchased loans were impaired at the time of the acquisition and considered those loans for ASC 310 application. Those loans that were not considered impaired at the time of acquisition were not considered for ASC 310.

As a result of the acquisitions of TFC and BOE, the Company had loans of $5.0 million at December 31, 2008 that met the criteria of ASC 310. Due to the immateriality of these loans in relation to the overall financial condition of the Company, detailed disclosures have not been included in these financial statements.

The covered loans from the SFSB transaction, subject to FASB ASC Topic 805, Business Combinations, were recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

FDIC Indemnification Asset

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the purchase and assumption agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to FDIC shared-loss agreements and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized.

Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $2.4 million, relating to the TFC acquisition, which expire in various amounts from 2021 through 2024. In management’s opinion, it is more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets. Therefore, no allowance is required.

RESULTS OF OPERATIONS

Net loss available to common shareholders was $3.0 million ($0.14 per common share on a diluted basis) for the quarter ended March 31, 2010 compared with net income of $9.9 million ($0.46 per common share on a diluted basis) for the quarter ended March 31, 2009. The magnitude of the change in profitability was the result of the $13.4 million after-tax ($20.3 million pre-tax) gain from the SFSB transaction recognized during the first quarter of 2009. Net income for the first quarter of 2010 and 2009 represented a return on average common equity of (2.09%) and 6.06%, respectively. Likewise, the return on average assets for the same respective periods equalled (0.23%) and 0.82%.

The efficiency ratio equalled 78.91% at March 31, 2010 versus 96.54% for the quarter ended March 31, 2009. The efficiency ratio is calculated by dividing total non-interest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets and gain on the SFSB transaction). Additionally, taxes are not part of this calculation. The improvement in the efficiency ratio is the direct result of increased net interest income in the first quarter of 2010 compared with the same period in 2009.

Net Interest Income

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, including securities and loans, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income on a tax equivalent basis was $10.5 million for the quarter ended March 31, 2010 compared with $9.1 million for the quarter ended March 31, 2009, an increase of $1.4 million, or 15.39%. Net interest income increased as a result of lower overall interest expense relative to the deposit base.

Average interest-earning assets decreased to $1.042 billion for the quarter ended March 31, 2010 compared with $1.065 billion for the quarter ended March 31, 2009, a decrease of $22.6 million, or 2.12%. The decrease in average interest-earning assets was attributable to a decrease in taxable securities in the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009. Average interest bearing liabilities increased $30.1 million for the same period attributable to increases in interest bearing and savings demand deposits.

The net interest margin on a tax equivalent basis, defined as net interest income divided by average interest earning assets, increased 61 basis points to 4.04% for the quarter ended March 31, 2010 compared with 3.43% for the quarter ended March 31, 2009. The primary component influencing net interest income, as well as the net interest margin, was a lower overall interest expense relative to the deposit base. Management proactively lowered rates on virtually all deposits during 2009 in an effort to enhance earnings. This resulted in a 60 basis point decline in the cost of deposits for the quarter ended March 31, 2010 versus the same period in 2009. The most significant influence on the cost of funds for the Bank was the repricing of the time deposit base during the same period. The average cost of time deposits declined 46 basis points from 2.93% for the period ended March 31, 2009 to 2.47% for the period ended March 31, 2010. This improvement was the direct result of prudent deposit pricing in all regions, while not compromising the Bank’s liquidity.

An additional benefit to the net interest margin was the improved yield on FDIC covered loans. The yield on these loans improved 87 basis points from the first quarter of 2009 to the first quarter of 2010. This is primarily the result of better than expected performance on these loans.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2010 and 2009. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended March 31, 2010			Three months ended March 31, 2009
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non-covered, including fees	$577,715	$8,723	6.04%	$534,566	$8,457	6.33%
FDIC covered loans, including fees	146,460	3,593	9.81%	131,978	2,950	8.94%

Total loans	724,175	12,316	6.80%	666,544	11,407	6.85%
Interest bearing bank balances	22,614	30	0.53%	41,676	121	1.16%
Federal funds sold	1,696	1	0.16%	16,647	14	0.34%
Securities (taxable)	201,166	2,005	3.99%	262,720	2,892	4.40%
Securities (tax exempt)(1)	92,355	1,355	5.87%	76,978	1,147	5.96%

Total earning assets	1,042,006	15,707	6.03%	1,064,565	15,581	5.85%
Allowance for loan losses	(18,647)			(9,110)
Non-earning assets	200,668			186,179

Total assets	$1,224,027			$1,241,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$211,845	$400	0.76%	$176,755	$689	1.56%
Savings	60,339	93	0.62%	48,174	160	1.33%
Time deposits	705,658	4,364	2.47%	718,708	5,269	2.93%

Total deposits	977,842	4,857	1.99%	943,637	6,118	2.59%
Federal funds purchased	537	—	0.14%	268	—	—
FHLB and other borrowings	41,124	331	3.22%	45,548	347	3.05%

Total interest bearing liabilities	1,019,503	5,188	2.04%	989,453	6,465	2.61%

Noninterest bearing deposits	60,746			60,101
Other liabilities	11,817			24,914

Total liabilities	1,092,066			1,074,468
Stockholders’ equity	131,961			167,166

Total liabilities and stockholders’ equity	$1,224,027			$1,241,634

Net interest earnings		$10,519			$9,116

Net interest spread			3.99%			3.25%

Net interest margin			4.04%			3.43%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest bearing liabilities and distinguishes between the increases (decreases) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

COMMUNITY BANKERS TRUST CORPORATION

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(dollars in thousands)

	Three months ended March 31 2010 compared to 2009
	Increase (Decrease)
	Volume	Rate	Total
Interest Income:
FDIC covered loans, including fees	$340	$303	$643
Non covered loans, including fees	617	(351)	266
Interest bearing bank balances	(42)	(49)	(91)
Federal funds sold	(8)	(5)	(13)
Securities (taxable)	(633)	(254)	(887)
Securities (tax exempt) (1)	225	(17)	208

Total interest-earning assets	499	(373)	126

Interest Expense:
Demand deposits	181	(470)	(289)
Savings deposits	59	(126)	(67)
Time deposits	(95)	(810)	(905)

Total deposits	145	(1406)	(1,261)
Other borrowed funds	(35)	19	(16)

Total interest bearing liabilities	110	(1,387)	(1,277)

Net increase in net interest income	$389	$1014	$1,403

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors.

Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company made a $5.0 million provision for loan losses for the quarter ended March 31, 2010 and a $5.5 million provision for the quarter ended March 31, 2009. The ratio of the allowance for loan losses to end of period nonperforming non-covered loans was 68.97% at March 31, 2010 compared with 89.69% at December 31, 2009.

The ratio of allowance for loan losses to total non-covered loans was 3.42% at March 31, 2010 compared with 3.14% at December 31, 2009. For the quarter ended March 31, 2010, net charge-offs were $3.4 million compared with net charge-offs of $896,000 for the quarter ended March 31, 2009. Many of the significant borrowers impacting the provision are commercial/residential real estate developers with loans collateralized by real estate.

The increase to the loan loss reserves as a percentage of total non-covered loans during the first quarter of 2010 reflects economic conditions that have continued to show signs of deterioration for classified assets. The continued high provisions for loan losses were necessitated by the following: $3.4 million in net charge-offs during the quarter, an increase in nonaccrual loans and classified assets, and a desire to further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected as the carrying value recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. Net charge-off activity has increased during recent quarters, a trend that is expected to continue until economic conditions begin to improve. Please refer to the Asset Quality discussion below for further analysis.

Noninterest Income

For the three months ended March 31, 2010, noninterest income was $415,000, compared with $21.2 million in the same period of 2009. The magnitude of the change year-over-year was due to the one-time $20.3 million pre-tax gain on the SFSB transaction.

The Company’s primary sources of noninterest income are service charges on deposit accounts, which include insufficient funds charges, check cashing fees, official check fees, and safe deposit box rental. Service charges on deposit accounts were $565,000. Other noninterest income for the first quarter of 2010 included a net write-down and losses of $447,000 on covered other real estate in the acquired SFSB portfolio, comprised of $2.2 million of write-downs and losses offset by $1.7 million due from the FDIC. The net amount reflects the Company’s 20% portion of the total loss of $2.2 million. The net gain realized on securities transactions was $354,000 for the three months ended March 31, 2010 compared with a net loss of $48,000 for the three months ended March 31, 2009.

Noninterest Expense

Noninterest expense totalled $9.9 million for the quarter ended March 31, 2010 compared with $9.4 million for the quarter ended March 31, 2009, an increase of $472,000, or 5.03%.

Salaries and employee benefits were $5.1 million and represented 52.04% of all noninterest expenses for the quarter. Salaries and wages increased $705,000, or 15.93%, from the same quarter in 2009. Personnel costs increased $326,000 over the same time frame and reflected a full quarter of expenses related to the SFSB transaction on January 30, 2009, as well as corporate staff hires in the second half of 2009 for positions necessary for increased asset growth.

FDIC expenses aggregated $605,000 for the first quarter of 2010 compared with $130,000 in the first quarter of 2009. The increase in these expenses is due solely to an FDIC special assessment prepaid in 2009 by all financial institutions to replenish FDIC reserves, which is being amortized over three years. Other noninterest expenses for the first quarter 2010 included the following: other operating expenses of $1.5 million, occupancy expenses of $739,000, data processing fees of $506,000, amortization of intangibles of $565,000, equipment expense of $412,000, legal fees of $46,000, and professional fees of $334,000.

Occupancy and equipment expenses increased $159,000 and $69,000, or 27.44% and 20.02%, respectively, during the first quarter of 2010 compared with the same period in 2009. These increases are the result of a full quarter’s burden related to the SFSB transaction in late January 2009. Correspondingly, legal and professional fees declined $204,000 and $366,000, or 81.79%, and 52.30%, respectively, during the same time frame. The decline in legal and professional fees was all related to the SFSB transaction. Furthermore, the Company achieved efficiencies with respect to data processing fees. Data processing fees declined $236,000, or 31.83%, for the quarter ended March 31, 2010 versus the same period in 2009. The decline is attributable to the full integration of the SFSB platform in the second half of 2009.

The following noninterest expense items for the three months ended March 31, 2009 were related to the SFSB transaction:

•	$576,000 related to various professional fees paid to complete the transaction.

•	One-time legal fees equaled $135,000.

•	Data processing fees consisted of $98,000 of conversion fees and $130,000 of bank card expenses.

Income Taxes

Income tax benefit was $1.7 million for the three months ended March 31, 2010, compared with income tax expense of $4.9 million for the same period in 2009. The 2009 income tax expense was impacted by of the gain associated with the SFSB transaction.

FINANCIAL CONDITION

At March 31, 2010, the Company had total assets of $1.224 billion, a decrease of $2.5 million or 0.21% from $1.227 billion at December 31, 2009. Total loans, including loans covered by FDIC share-loss agreements of $143.3 million, aggregated $723.1 million at March 31, 2010 decreasing $6.5 million, or 0.89% from, $729.6 million at December 31, 2009. The reduction attributable to the covered loan portfolio of $7.6 million was due to the aggressive work of the Company’s special assets department in handling the disposition of FDIC covered assets and declining balances of FDIC covered loans.

The Company’s securities portfolio increased $2.4 million or 0.78% during the first quarter of 2010 to equal $303.3 million. The Company had Federal funds sold of $6.2 million at March 31, 2010 versus none at year-end 2009. The increase in the securities portfolio and overnight funds was due to the decline in total loans noted above, as excess deposit balances were invested accordingly.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320 – Investments – Debt and Equity Securities. The market value of the AFS portfolio was $189.6 million at March 31, 2010 and $179.4 million at December 31, 2009. At March 31, 2010, the Company had a net unrealized gain on the AFS portfolio of $3.8 million compared with a net unrealized gain of $3.1 million at December 31, 2009.

Total deposits at March 31, 2010 were $1.044 billion, increasing $12.9 million from December 31, 2009. The most significant increase was in money market deposit accounts, which increased $10.9 million, or 9.65%, during the first quarter of 2009. Time deposits declined $2.5 million during the quarter as management lowered pricing among all regions as loan demand remained nominal and covered loans continued to decline. The Company’s total loans-to-deposits ratio was 69.24% at March 31, 2010 and 70.74% at December 31, 2009.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of March 31, 2010 and December 31, 2009.

Stockholders’ equity at March 31, 2010 was $128.3 million and represented 10.48% of total assets. Stockholders’ equity was $131.6 million, or 10.73% of total assets, at December 31, 2009.

Asset Quality – non-covered assets

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the loan portfolio.

Non-covered loan quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risks inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and appropriateness of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At March 31, 2010, non-covered nonperforming assets totaled $30.3 million and net charge-offs were $3.4 million for the quarter then ended. This compares with nonperforming assets of $21.8 million and net charge-offs of $7.9 million at and for the year ended, December 31, 2009. Nonperforming loans increased $8.4 million during the quarter ended March 31, 2010, primarily attributable to eight credit relationships aggregating over 80% of the total additions to nonaccrual status loans. These borrowers are mainly commercial/residential land developers and their loans are secured by real estate. The remaining increase in nonperforming loans during the quarter arose from smaller credit relationships.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	March 31, 2010	December 31, 2009
Nonaccrual loans	$28,706	$20,011
Loans past due over 90 days and accruing interest	—	247

Total nonperforming non-covered loans	28,706	20,258
Other real estate owned (OREO) – non-covered	1,565	1,586

Total nonperforming non-covered assets	$30,271	$21,844

Balances
Allowance for loan losses	$19,798	$18,169
Average loans during quarter, net of unearned income	577,715	573,367
Loans, net of unearned income	579,724	578,629

Ratios
Allowance for loan losses to loans	3.42%	3.14%
Allowance for loan losses to nonperforming assets	65.40%	83.18%
Allowance for loan losses to nonaccrual loans	68.97%	90.80%
Nonperforming assets to loans and other real estate	5.21%	3.77%
Net charge-offs for quarter to average loans, annualized	2.36%	4.09%

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2010 and December 31, 2009 is below (dollars in thousands):

	March 31, 2010			December 31, 2009
	Amount of Non Accrual	Non- Covered Loans	% of Non- Covered Loans	Amount of Non Accrual	Non- Covered Loans	% of Non- Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$5,723	$144,937	3.95%	$4,750	$146,141	3.25%
Commercial	2,635	204,708	1.29%	3,861	188,991	2.04%
Construction and land development	19,422	142,324	13.65%	10,115	144,297	7.01%
Second mortgages	152	13,694	1.11%	194	13,935	1.39%
Multifamily	105	11,414	0.92%	—	11,995	—
Agriculture	—	4,137	—	—	5,516	—

Total real estate loans	28,037	521,214	5.38%	18,920	510,875	3.70%
Commercial loans	619	43,090	1.44%	174	42,157	0.41%
Consumer installment loans	45	11,984	0.38%	910	14,145	6.43%
All other loans	5	3,981	0.13%	7	12,205	0.06%

Gross loans	$28,706	$580,269	4.95%	$20,011	$579,382	3.45%

See Note 4 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2010 and December 31, 2009, total impaired non-covered loans equaled $78.5 million and $56.5 million, respectively. The increase in impaired loans demonstrates weakening economic conditions specifically in the real estate market and management’s determination that these credits warrant substandard or worse classification

Impaired loans, by definition, are loans where management believes that it is more likely than not that the borrower will not be able to fully meet its contractual obligations, including all principal and interest payments. Under the Company’s current internal loan grading system, this includes all loans adversely classified “substandard” or worse. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

Asset Quality – covered assets

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which include undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool. No impairment charges were posted to the allowance for loan losses during the quarter ended March 31, 2010 or the year ended December 31, 2009.

Covered assets that would normally be considered non-performing except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by FDIC shared-loss agreements at March 31, 2010 and December 31, 2009 are as follows;

(dollars in thousands)
	March 31, 2010	December 31, 2009
Nonaccrual covered loans(1)	$43,429	$49,906
Fair value adjustment	(19,593)	(22,199)

Nonaccrual covered loans at fair value	23,836	27,707
Other real estate owned (OREO) - covered	10,727	12,822

Total nonperforming covered assets	$34,563	$40,529

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $230.7 million and $242.0 million at March 31, 2010 and December 31, 2009, respectively. In accordance with ASC 310, covered loans are recorded at fair market value of $143.3 million and $150.9 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company’s ratio of total capital to risk-weighted assets was 15.59% on March 31, 2010. The ratio of Tier 1 Capital to risk-weighted assets was 14.37% on March 31, 2010. The Company’s leverage ratio was 8.59% on March 31, 2010. All capital ratios exceed regulatory minimums.

In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.25% during the quarter ended March 31, 2010.

Liquidity

Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, and certain investment securities. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest bearing liabilities. At March 31, 2010, the Company’s interest-earning assets exceeded its interest bearing liabilities by $26.0 million, as compared to $29.8 million at December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of March 31, 2010 and December 31, 2009, is as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Commitments with Off-Balance Sheet Risks
Commitments to extend credit	$80,272	$88,668
Standby letters of credit	12,084	15,284

Total commitments with off-balance sheet risks	$92,356	$103,952

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may be drawn upon only to the total extent to which the Bank is committed.

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

There have been no material changes in market risk as of March 31, 2010 to the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited material weaknesses in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports and relating to the determination of specific reserves on impaired loans. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company has concluded that these material weaknesses continue to exist as of March 31, 2010, as described below.

As of March 31, 2010, management concluded that the Company’s financial and accounting department lacked sufficient resources and expertise to address properly the issues that it must address on a quarterly basis and that the Company’s policies and procedures have not provided for timely review of financial-related matters and related accounting entries. In addition, the Company’s financial and accounting department has been understaffed for the responsibilities that it has had in recent fiscal quarters. The Company did not have either a controller or a financial reporting manager until January 2010.

Over the past 16 months, the Company’s financial and accounting department has experienced difficulty in completing the work associated with preparing, reviewing and completing its quarterly and annual results on a timely basis. As a result, the Company has filed for a deadline extension with the Commission for three of its past five periodic reports. In addition, the Company has unresolved comments from the Commission relating to the Company’s need to amend past periodic reports to include financial statements and related information with respect to each of the Company’s predecessors (TFC and BOE) and otherwise enhance disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and other items.

Furthermore, the Company’s financial and accounting department has also had to evaluate numerous non-routine accounting issues in addition to focusing on the day-to-day fiscal operations of the Company and periodic filings with the Commission. For example, the Company acquired the operations of SFSB in January 2009, and analysis of unprecedented accounting issues relating to shared-loss agreements with the FDIC strained the resources available at the Company throughout 2009.

The Company, formerly a special purpose acquisition company, and the Bank have grown substantially over the past two years. In May 2008, the Company merged with each of BOE, the holding company for the Bank, and TFC, the holding company for TransCommunity Bank, and, in July 2008, TransCommunity Bank merged into the

Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth has put considerable strain on the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of the Company’s size and complexity. Furthermore, this growth has strained the Company’s control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls. As of March 31, 2010, the Company had not implemented and validated the necessary procedures to ensure that it has the structure to support an effective internal control over financial reporting.

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

During the third quarter of 2009, the Company engaged an independent consulting firm to support the Company in its assessment of the Company’s quarterly post-closing process, its assessment of the internal control processes in the Company’s financial and accounting department to ensure that all key controls are identified and that the controls and process are appropriately documented and provide qualified resources to support the Company’s chief financial officer. During the first quarter of 2010, this firm provided an assessment of the strengths and weaknesses of the financial and accounting department, and management is currently evaluating immediate additional remediation steps. In addition, the Company engaged an independent accounting firm to support the Company with the accounting and record-keeping for the loan portfolio in its Maryland market subject to the FDIC shared-loss agreements.

Also during the third quarter, under the oversight of its Board of Directors and its various committees, the Company established comprehensive internal remediation plans for issues that it has identified with respect to internal controls, and each plan requires the completion of corrective actions, identifies members of management as responsible parties and sets completion dates for addressing issues. These plans include the review, adoption and implementation of numerous formal policies and procedures appropriate for controls of an organization of the Company’s size and complexity. The Company believes that these actions have positively affected the Company’s internal control over financial reporting in the limited time that they have been implemented and that they will continue to positively affect such controls in the future.

In March 2010, the Company reassigned the chief credit officer to a new chief lending officer position and hired a new chief credit officer. The Company believes that the segregation of responsibilities among the two positions will enable the Company to address properly the issues that it needs to address at a time of concern with respect to asset quality and the uncertainty of the real estate markets and general economy in the central Virginia region, including the material weakness in the Company’s internal controls relating to the determination of specific reserves on impaired loans. While the new position of chief lending officer will provide oversight over the Company’s lenders, the chief credit officer will be responsible for the continuous maintenance and review of the Bank’s loan portfolio to mitigate overall credit risk by preventing or reducing loan losses, assuring documentation is in compliance with loan committee approvals, state and federal regulations, assisting in the detection of deterioration in loan quality, reviewing and ensuring policy objectives are met and establishing overall risk criteria and diversification parameters of the Bank’s credit portfolio.

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

At May 10, 2010, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer

Date: May 10, 2010

/s/ Bruce E. Thomas
Bruce E. Thomas
Senior Vice President and Chief Financial Officer

Date: May 10, 2010