Form 10-K/A
period 2009-12-31
Community Bankers Trust Corp
filed 2010-05-28
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant Common Stock, $0.01 par value Warrants to Purchase Common Stock	NYSE Amex NYSE Amex NYSE Amex

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009 (filed on April 23, 2010 with the Securities and Exchange Commission), as amended by its Annual Report on Form 10-K/A (Amendment No. 1) (filed on April 30, 2010 with the Securities and Exchange Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 2). This Form 10-K/A includes the items required in Part III in the form set forth in the Registrant’s definitive proxy statement for the 2010 annual meeting of stockholders.

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

George M. Longest, Jr., 49, has been a director of the Company since 2008. He had previously served as a director of BOE Financial since 1999. Mr. Longest has been the Company’s President and Chief Executive Officer since 2008, the Bank’s President since May 2010 and the Bank’s Chief Executive Officer since 1999. From 1999 to 2008, Mr. Longest was also President and Chief Executive Officer of BOE Financial and President of the Bank.

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

Troy A. Peery, Jr., 64, has been Vice Chairman of the Company’s Board of Directors since 2008. He had previously served as a director of TransCommunity Financial since 2002. Mr. Peery has been President of Peery Enterprises, a real estate development company based in Manakin-Sabot, Virginia, since 1998. He retired as President and Chief Operating Officer in 1998, and director in 1999, of Heilig-Meyers Company, a national furniture retailer that filed for bankruptcy protection in August 2000.

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

Senator Watkins brings long-term corporate management experience as a small business owner and entrepreneur, through his ownership and operation of successful businesses in the Company’s market areas. He also brings substantial government and public policy expertise and leadership knowledge to the Company due to his long service in the Virginia state government. He has significant community ties to the Bank’s Virginia market areas.

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

Executive Officers

The Company’s executive officers as of May 1, 2010 and their respective ages and positions are set forth in the following table.

Name	Age	Position
George M. Longest, Jr.	49	President and Chief Executive Officer, Community Bankers Trust Corporation and Essex Bank

Bruce E. Thomas	46	Senior Vice President and Chief Financial Officer, Community Bankers Trust Corporation and Essex Bank

Rex L. Smith, III	52	Executive Vice President and Chief Banking Officer, Essex Bank

William E. Saunders, Jr.	47	Executive Vice President and Chief Operating Officer, Essex Bank

Douglas D. Wall	50	Senior Vice President and Chief Credit Officer, Essex Bank

John M. Oakey, III	42	General Counsel and Secretary, Community Bankers Trust Corporation and Essex Bank

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

Mr. Smith has been Executive Vice President and Chief Banking Officer of Essex Bank since May 2010. From April 2009 to April 2010, he served as the Bank’s Executive Vice President and Chief Administrative Officer. From 2007 to 2009, he was the Central Virginia President for Gateway Bank and Trust and, from 2000 to 2007, he was President and Chief Executive Officer of The Bank of Richmond.

Mr. Saunders has been Executive Vice President and Chief Operating Officer of Essex Bank since May 2010. From 2008 to April 2009, he served as the Bank’s Senior Vice President – Chief Risk Officer. From 2004 to 2008, he was the Bank’s Vice President – Risk Management.

Mr. Wall has been Senior Vice President and Chief Credit Officer of Essex Bank since March 2010. In 2009, he was Executive Vice President and Chief Credit Officer at Bank of Hampton Roads. From 2001 to 2008, he held numerous positions with Capital One Bank, including Senior Vice President – Commercial Credit Portfolio Analysis and Reporting, Fair Lending and Mortgage Compliance Officer, Bank Consumer and M&A Credit Officer and Credit Policy Manager.

Mr. Oakey has been General Counsel and Secretary of the Company and the Bank since March 2009, with the titles of General Counsel since May 2010 and Senior Legal Counsel from March 2009 to April 2010. From 2007 to March 2009, he was Director and Assistant General Counsel for Circuit City Stores, Inc. Until 2007, he was a partner at the law firm of Williams Mullen, where he began practicing in 1995.

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

Audit Committee

The Audit Committee assists the Board in the fulfillment of its oversight responsibilities with respect to the completeness and accuracy of the Company’s financial reporting and the adequacy of its financial and operating controls. The primary purpose of the Audit Committee is to provide independent and objective oversight with respect to the integrity of the Company’s financial statements, the independent auditor’s qualifications and independence, the performance of the Company’s internal audit function and independent auditors, the effectiveness of the Company’s internal control over financial reporting and compliance by the Company with legal and regulatory requirements. The Audit Committee also provides oversight of the Company’s enterprise-wide risk management program and activities and reviews the effectiveness of the Company’s process for managing and assessing risk. A copy of the Audit Committee’s charter is available on the “investor information” page of the Company’s internet web site at www.cbtrustcorp.com.

The current members of the Audit Committee are Troy A. Peery, Jr. (Chair), Philip T. Minor, Eugene S. Putnam, Jr., and Robin Traywick Williams. The Company’s Board of Directors has determined that Mr. Peery qualifies as an audit committee financial expert, as defined by the rules and regulations of the Securities and Exchange Commission, and that each member of the Audit Committee is independent, as independence for audit committee members is defined by NYSE Amex’s listing standards.

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

The Company’s compensation program generally consists of salary, bonus, and benefits. Benefits include a defined benefit pension plan, a supplemental retirement plan, participation in the Company’s 401(k) plan and health insurance benefits. In addition, the Company offers perquisites to certain executive officers such as use of Company-owned vehicles. The Company recognizes that competitive compensation is critical for attracting, motivating, and rewarding qualified executives. One of the fundamental objectives of the Company’s compensation program is to offer competitive compensation and benefits for all employees, including executive officers, in order to compete for and retain talented personnel who will lead the Company in achieving levels of financial performance that enhance stockholder value.

Over the past two years, the Company has grown significantly through mergers with TransCommunity Financial and BOE Financial and acquisitions of the operations of The Community Bank in Georgia and Suburban Federal Savings Bank in Maryland. This growth has strained the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of its size and complexity. As a result, the Company requires a strong management team to identify and address these issues and believes that a primary focus of the Company’s compensation program should be to attract and retain a team of experienced bankers.

For the year ended December 31, 2009, the Committee engaged the Consulting Services Division of Silverton Bank and David W. Jones, a principal in that division, as independent consultants to assist it in carrying out certain responsibilities with respect to executive compensation. Mr. Jones is now affiliated with Matthews Young – Management Consulting, and the Committee has engaged Matthews Young as its consultant for the year ended December 31, 2010.

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

American Recovery and Reinvestment Act of 2009

On December 19, 2008, the Company entered into a letter agreement with the United States Department of the Treasury (“Treasury”) under which it issued 17,680 shares of its Series A preferred stock in connection with the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program (“TARP”). In accordance with the terms of the letter agreement, the Company and the named executive officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of the American Recovery and Reinvestment Act of 2009 (“ARRA”) amends Section 111 of EESA to provide that TARP participants are subject to the “standards established by the Secretary” and directs the Secretary of Treasury to “require each TARP recipient to meet appropriate standards for executive compensation and corporate governance.”

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

Compensation Program

The elements of the Company’s compensation program represent the elements that the Company has offered in the past in order to attract, motivate, reward and retain highly qualified executive officers. The Company believes that these elements are also standard compensation components of its peer companies and allow the Company to present an attractive compensation package to each of its named executive officers in comparison with these companies.

The Committee approves the compensation of all members of senior management, including the named executive officers.

Salary

The base salary of the named executive officers is designed to be competitive with that of the Company’s peer banks. In establishing the base salary for the named executive officers, the Committee relies on an evaluation of the officers’ level of responsibility and performance and, historically, on comparative information, including the Virginia Bankers Association’s Salary Survey of Virginia Banks. In establishing the base salary, other than for the Chief Executive Officer, the Committee also receives and takes into account the individual compensation recommendations from the Chief Executive Officer. The salary of the Chief Executive Officer is also approved by the independent members of the Board of Directors, upon recommendation of the Committee.

Each of the named executive officers entered into an employment agreement with the Company in 2008, in connection with the mergers with TransCommunity Financial and BOE Financial, and certain of these agreements provide for an initial base salary. A summary of each of these agreements is set forth below following the Summary Compensation Table.

In December 2008, the Committee reviewed recommendations, from the Chief Executive Officer, for salary increases for the named executive officers, other than the Chief Executive Officer, for the 2009 year. These recommendations were based on a number of factors, including the performance of each officer during the year, the responsibilities that each officer had and a general overview of comparative information. The Committee made several modifications to these recommendations in setting salaries for 2009. The Committee also discussed salary increases for the Chief Executive Officer and set an increase for 2009 using similar factors.

Annual Bonuses

For the 2009 year, the Company did not have a formal bonus plan that specifies potential bonus amounts in terms of a percentage of base salary. Cash bonus awards were entirely at the discretion of the Committee. In determining whether or not to award cash bonuses and the level of such bonuses for a given year, the Committee considers the overall performance of the Company, including but not limited to such factors as earnings per share, return on equity, growth and shareholder value, as well as a subjective evaluation of the executive officer’s individual performance. Cash bonus awards for similar executives in market comparisons may also be considered.

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

Other Bonus Awards

Mr. Simanson’s employment agreement provides for the payment of a cash bonus award for financial advisory and other services that he renders in connection with the negotiation and consummation of a merger or other business combination involving the Company or any of its affiliates or the acquisition by the Company or any of its affiliates of a substantial portion of the assets or deposits of another financial institution. In February 2010, the Committee and the Company’s Board of Directors approved two transaction-based bonus awards to Mr. Simanson under this provision. The bonus awards related to Mr. Simanson’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of The Community Bank on November 21, 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of Suburban Federal Savings Bank on January 30, 2009. The amounts of the bonus awards are (i) $1,169,445, calculated as 0.50% of the total amount of non-brokered deposits that the Bank assumed in the November 2008 transaction and (ii) $1,816,430, calculated as 0.50% of the total amount of loans and other assets that the Bank acquired in the January 2009 transaction. The Company believes that these bonus awards are permitted under the rules and regulations of the TARP Capital Purchase Program. As of the date of this report, the Company is actively discussing with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company is working diligently to resolve these issues. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be paid following the resolution of these issues.

In approving the 2010 transaction-based bonus awards to Mr. Simanson, the Committee discussed a number of issues with respect to the award, including the work involved in managing the Company’s entry into a FDIC-assisted transaction for the first time, the work involved in managing the first follow-on acquisitions for a newly created operating company, the entry of the Bank into two new states, significant negotiations and interaction with the FDIC, the lack of an internal management skill set to handle the transactions and the fact that the transactions would likely not have been possible without Mr. Simanson’s contacts with the FDIC. The Committee also noted the different management challenge that the transactions presented and the general uniqueness of the transactions at the time. The Committee agreed further to base the awards on criteria tied directly to the balance-sheet items that were critical to the Bank’s entering into the transactions.

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

The Company did not make any stock-based awards in the year ended December 31, 2009, but it began making awards under the plan in May 2010.

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

The components of the Company’s retirement program include the following:

•

a noncontributory defined benefit pension plan (which is currently frozen to new entrants) for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service

•	a non-tax qualified Supplemental Executive Retirement Plan for certain executives to supplement the benefits that such executives can receive under other components and social security

•	a 401(k) employee savings plan for which all full-time employees who are 21 years of age or older are eligible to participate

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

The employment agreements with Messrs. Longest, Thomas and Simanson provide for an automobile or automobile allowance, with appropriate insurance coverage and maintenance expenses. The employment agreements with Messrs. Longest and Thomas also provide for the payment or reimbursement for country club dues that may be incurred.

Post-Termination Compensation

Under the Company’s employment agreements, the named executive officers may be entitled to post-termination compensation in certain cases. These provisions are detailed further and quantified in the section below titled “Post-Employment Compensation.”

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

In addition, in 2008 each of the named executive officers entered into a letter agreement with the Company amending the benefit plans with respect to such officer as may be necessary, during the period that Treasury owns any debt or equity securities of the Company, to comply with Section 111(b) of EESA, as amended by ARRA.

Compensation Limitations for TARP Recipients

The following is a summary of certain executive compensation limitations under the EESA and the ARRA:

•

a requirement to recover any bonus payment to a senior executive officer or any of the next 20 most highly compensated employees if payment was based on materially inaccurate financial statements or performance metric criteria

•	a prohibition on making any golden parachute payments to a senior executive officer or any of the next five most highly compensated employees

•	a prohibition on paying or accruing any bonus payment to the most highly compensated employee, except as otherwise permitted by the rules

•	a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value

•	a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee

•	a prohibition on providing tax gross-ups to a senior executive officer or any of the next 20 most highly compensated employees

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($) (6)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($) (7)	All Other Compen- sation ($) (8)	Total ($)
George M. Longest, Jr. President and Chief Executive Officer (1)	2009 2008 2007	250,000 211,000 160,000	35,000 25,000 15,245	— — —	— — —	— — —	86,681 83,229 53,909	10,709 6,187 3,200	382,390 325,416 232,354
Bruce E. Thomas Senior Vice President and Chief Financial Officer (2)	2009 2008 2007	165,000 156,731 120,000	17,500 17,500 10,745	— — —	— — —	— — —	41,554 40,057 25,145	9,496 7,225 2,400	233,550 221,513 158,290

Gary A. Simanson Former Chief Strategic Officer (3)	2009 2008 2007	280,000 158,885 —	— 750,000 —	— — —	— — —	— — —	— — —	8,388 3,204 —	288,388 912,089 —
M. Andrew McLean Executive Vice President and Chief Development Officer, Essex Bank (4)	2009	210,000	18,500	—	—	—	—	22,940	251,440
Patrick J. Tewell Operational Risk Management Officer, Essex Bank (5)	2009 2008 2007	150,000 133,333 110,000	16,500 16,500 43,000	— — 19,375	— — 12,150	— — —	— — —	12,573 11,905 9,990	179,073 161,738 194,515

(1)	Mr. Longest has been the Company’s President since May 2008 and Chief Executive Officer since July 2008. He was President and Chief Executive Officer of BOE Financial until May 2008.
(2)	Mr. Thomas has been the Company’s Senior Vice President and Chief Financial Officer since May 2008. He was Senior Vice President and Chief Financial Officer of BOE Financial until May 2008.
(3)	Mr. Simanson was the Company’s Chief Strategic Officer from May 2008 to April 2010. He was the Company’s President, Chief Executive Officer and Chief Financial Officer until May 2008.

(4)	Mr. McLean became an executive officer of the Company in May 2009 and served as President of the Bank from 2008 to April 2010.
(5)	Mr. Tewell was the Company’s Senior Vice President and Chief Accounting Officer from May 2008 to April 2010. He was Senior Vice President and Chief Financial Officer of TransCommunity Financial from March 2007 until May 2008.
(6)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock award or by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year for awards of restricted stock or stock options, as the case may be, granted to each of the named executive officers, all of which were granted prior to 2008, in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards or options were forfeited by any of the named executive officers in 2007, 2008 or 2009
(7)	Amounts for 2009 represent, for Mr. Longest, a $26,736 change in value of his accumulated benefit in the supplemental executive retirement plan and a $59,945 change in value of his accumulated benefit in the pension plan and, for Mr. Thomas, a $10,970 change in value of his accumulated benefit in the supplemental executive retirement plan and a $30,584 change in value of his accumulated benefit in the pension plan. Additional information on these plans is included in the “Post-Employment Compensation” section below.
(8)	Amounts for 2009 represent, for Mr. Longest, $4,709 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, for Mr. Simanson, $2,388 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, for Mr. McLean, $9,140 in 401(k) plan matching contributions, $6,000 in employer-paid healthcare and $7,800 for an automobile allowance, for Mr. Thomas, $3,496 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare, and for Mr. Tewell, $6,573 in 401(k) plan matching contributions and $6,000 in employer-paid healthcare.

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

In February 2010, the Compensation Committee and the Company’s Board of Directors approved two transaction-based bonus awards to Mr. Simanson under his employment agreement. The bonus awards related to Mr. Simanson’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of The Community Bank on November 21, 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of Suburban Federal Savings Bank on January 30, 2009. See the “Compensation Discussion and Analysis” section above for additional discussion on these bonus awards.

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

The agreements with each of M. Andrew McLean and Patrick J. Tewell were with TransCommunity Financial and were effective as of May 27, 2008. The Company succeeded to all of the rights and obligations of TransCommunity Financial as of May 31, 2008, the effective date of the merger of the Company and TransCommunity Financial. Effective as of that date and pursuant to his employment agreement, Mr. McLean served as the President of TransCommunity Bank, which merged into the Bank in July 2008, at a salary of $185,000 per year with base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the Board of Directors. Also effective as of that date and pursuant to his employment agreement, Mr. Tewell served as the Company’s Chief Accounting Officer at a salary of $140,000 per year with base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the Board of Directors. The term of each employment agreement is until May 27, 2011. The employment agreement includes certain covenants not to compete, provided employment is not terminated for “cause.” Each employment agreement precludes the officer from inducing or soliciting any employee of the Company to terminate his or her relationship with the Company for a period of 12 months from the date on which he ceases to be an employee of the Company.

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

Post-Employment Compensation

Pension Plan

The Bank maintains a non-contributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. The plan was frozen to new entrants prior to the merger of BOE Financial with and into the Company. Messrs. Longest and Thomas are participants in this plan. Benefits payable under the plan are based on years of credited service, average compensation over the highest consecutive five years, and the plan’s benefit formula (1.60% of average compensation times years of credited service up to 20 years, plus 0.75% of average compensation times years of credit service in excess of 20 years, plus 0.65% of average compensation in excess of Social Security Covered Compensation times years of credited service up to a maximum of 35 years). For 2009, the maximum allowable annual benefit payable by the plan at age 65 (the plan’s normal retirement age) was $195,000 and the maximum compensation covered by the plan was $245,000. Reduced early retirement benefits are payable on or after age 55 upon completion of 10 years of credited service. Amounts payable under the plan are not subject to reduction for Social Security benefits.

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

The employment agreement with each of Mr. McLean and Mr. Tewell provides for the payment of the salary that otherwise would be payable through the end of the month in which the death occurs upon the death of the officer. The employment agreement provides compensation upon the termination of employment without cause or by the officer for good reason. For the purposes of his employment agreement, good reason means the assignment of duties that result in the officer having significantly less authority or responsibility than he has on the date of the employment agreement without his written consent, requiring him to maintain his principal office or offices outside the counties of Henrico or Essex, Virginia unless the Company moves its principal executive offices to the place to which he is required to move, a reduction of his base salary, and the Company’s failure to comply with any material term of the employment agreement after he has given 30 days notice of such noncompliance. In the case of termination of employment by the Company without cause or by Mr. McLean for good reason, Mr. McLean’s agreement requires that he receive an amount equal to two times the sum of his rate of base salary in effect immediately preceding such termination and the amount of any bonus paid to him during the calendar year preceding the calendar year in which the employment terminates. In the case of termination of employment by the Company without cause or by Mr. Tewell for good reason, Mr. Tewell’s agreement requires that he receive an amount equal to one times the sum of his rate of base salary in effect immediately preceding such termination and the amount of any bonus paid to him during the calendar year preceding the calendar year in which the employment terminates. In addition, each officer would receive any bonus or short term incentive compensation earned, but not yet paid, for a year prior to the year in which his employment terminates, as applicable, as well as certain health benefits for one year following the date of termination.

Change in Control Agreements

Each of Mr. McLean and Mr. Tewell entered into a change in control agreement with TransCommunity Financial, effective as of May 27, 2008. The Company succeeded to all of the rights and obligations of TransCommunity Financial as of May 31, 2008, the effective date of the merger of the Company and TransCommunity Financial. In the event that a change in control occurs during employee’s employment and, within the period beginning on the date of closing of the change in control and ending one year after, the officer’s employment with the Company is terminated by the Company without cause or by him for good reason, the Company will owe him certain severance pay, benefits and vesting of stock awards. Mr. McLean’s change in control agreement provides for two times the sum of his annual base salary in effect on his termination of employment or the change in control date, whichever is greater, plus the amount of any bonus paid to him during the calendar year preceding the calendar year in which the change in control occurs. Mr. Tewell’s change in control agreement provides for one times the sum of his annual base salary in effect on his termination of employment or the change in control date, whichever is greater, plus the amount of any bonus paid to him during the calendar year preceding the calendar year in which the change in control occurs. The Company will also continue to provide certain health and life insurance benefits to the officer for a period up to one year following the date of termination.

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

The information below assumes that termination of employment occurred on December 31, 2009. See the “Compensation Discussion and Analysis” section above for a discussion of the potential impact of the Company’s participation in TARP and requirements of the ARRA on the compensation, benefits, and employment agreements for the named executive officers, which is not reflected in the calculations below.

Name	Benefit	Death or Disability ($)	Before Change in Control Termination Without Cause or for Good Reason ($)	After Change in Control Termination Without Cause or for Good Reason ($)
George M. Longest, Jr.	Post-termination compensation	41,667	500,000	837,200
	Health care benefits continuation	—	12,000	18,000

	Total Value	41,667	512,000	855,200
Bruce E. Thomas	Post-termination compensation	27,500	330,000	545,675
	Health care benefits continuation	—	12,000	18,000

	Total Value	27,500	342,000	563,675
Gary A. Simanson	Post-termination compensation	46,667	560,000	837,200
	Health care benefits continuation	—	12,000	18,000

	Total Value	46,667	572,000	855,200
M. Andrew McLean	Post-termination compensation	—	438,500	438,500
	Health care benefits continuation	—	6,000	6,000

	Total Value	—	444,500	444,500
Patrick J. Tewell	Post-termination compensation	—	166,500	166,500
	Health care benefits continuation	—	6,000	6,000

	Total Value	—	172,500	172,500

Director Compensation

The Company compensates its non-employee directors as follows:

•	Monthly retainer of $1,000 per month

•	Additional retainer for the Chairman of the Board of $2,500 per quarter

•	Additional retainer for each chairman of a Board committee of $1,250 per quarter

•	Board meeting fees for the Chairman of the Board of $1,000 per meeting

•	Board meeting fees for other non-employee directors of $500 per meeting

•	Committee meeting fees of $300 or $450 per meeting, depending on the committee

The total compensation of the Company’s non-employee directors for the year ended December 31, 2009 is shown in the following table.

Name	Fees Earned or Paid in Cash ($) (2)	Nonqualified Deferred Compensation Earnings (3)	Total ($)
Richard F. Bozard	27,450	—	27,450
L. McCauley Chenault	25,125	3,534	28,659
Alexander F. Dillard, Jr.	39,250	7,635	46,885
George B. Elliott (1)	25,275	2,663	27,938
P. Emerson Hughes, Jr.	27,150	4,647	31,797
Philip T. Minor	31,650	2,663	34,313
Troy A. Peery, Jr.	37,325	—	37,325
Eugene S. Putnam, Jr.	29,900	—	29,900
John C. Watkins	25,425	—	25,425
Robin Traywick Williams	26,625	—	26,625

(1)	Mr. Elliott served as a director until December 31, 2009.
(2)	Amounts represent the monthly and additional quarterly retainers, board meeting fees and committee meeting fees.
(3)	Amounts relate to participation of directors that served as directors of BOE Financial prior to its merger with the Company in the Directors’ Supplemental Retirement Plan and reflect changes in the value of each director’s interest in the plan during 2009. BOE Financial established the Directors’ Supplemental Retirement Plan for its non-employee directors in 2006. The Directors’ Supplemental Retirement Plan is designed to retain the future services of directors. This plan provides for a benefit upon the later of October 1, 2010 or retirement from service on the Board at the normal retirement age of 75. Benefits under this plan are payable at retirement for a period of 10 years. The Directors’ Supplemental Retirement Plan also contains provisions for change of control, as defined, which allow the directors to retain benefits under the plan in the event of a termination of service subsequent to a change of control, other than for cause. The Company assumed this plan in connection with its merger with BOE Financial.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Officers

The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of May 1, 2010, for each director, each of the individuals named in the Summary Compensation Table in Item 11 above (who are referred to as the named executive officers) and the Company’s current directors and executive officers as a group.

Name	Shares of Common Stock (1)	Option Shares (2)	Total Shares of Common Stock Beneficially Owned	Percent of Class
NAMED EXECUTIVE OFFICERS
George M. Longest, Jr. (3)	27,498	12,195	39,693	*
Bruce E. Thomas	4,553	4,760	9,313	*
Gary A. Simanson (3)	1,100,000	—	1,100,000	*
M. Andrew McLean (4)	16,977	4,402	21,379	*
Patrick J. Tewell (4)	4,954	7,100	12,054	*

DIRECTORS
Richard F. Bozard	4,710	5,680	10,390	*
L. McCauley Chenault	13,907	2,692	16,599	*
Alexander F. Dillard, Jr.	133,963	2,979	136,942	*
P. Emerson Hughes, Jr.	24,582	860	25,442	*
Philip T. Minor	81,498	3,437	84,935	*
Troy A. Peery, Jr.	14,940	16,330	31,270	*
Eugene S. Putnam, Jr.	35,900	—	35,900	*
John C. Watkins	6,970	15,194	22,164	*
Robin Traywick Williams	8,702	10,082	18,784	*
All current directors and executive officers as a group (16 persons)	1,484,950	79,936	1,564,886	7.3

*	Less than one percent of class, based on the total number of shares of common stock outstanding on May 1, 2010.
(1)	Amounts include shares of common stock that the individual owns directly or indirectly through affiliated corporations, close relatives, and dependent children or as custodians or trustees.
(2)	Amounts reflect shares of common stock that could be acquired through the exercise of stock options within 60 days after May 1, 2010.
(3)	Messrs. Longest and Simanson are also directors, and Mr. Simanson was an executive officer until April 2010. The shares of common stock for Mr. Simanson include 739,684 shares of common stock that are issuable upon exercise of warrants that are subject to restrictions on disposition, including exercise, through June 8, 2010, pursuant to option agreements between Community Bankers Acquisition LLC and certain third party option holders. Mr. Simanson is the sole manager of, and has sole dispositive power with respect to, Community Bankers Acquisition LLC.
(4)	Messrs. McLean and Tewell were executive officers until April 2010.

Principal Stockholders

The following table contains information regarding the persons or groups that the Company knows to beneficially own more than five percent of the Company’s common stock as of May 1, 2010.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class
Morgan Stanley (1) 1585 Broadway New York, New York 10036 FrontPoint Partners LLC Two Greenwich Plaza Greenwich, Connecticut 06830	2,025,000	9.4
Wellington Management Company, LLP (2) 75 State Street Boston, Massachusetts 02109	1,805,196	8.4
Weiss Multi-Strategy Advisers LLC (3) George A. Weiss Frederick E. Doucette III One State Street, 20th Floor Hartford, Connecticut 06103	1,740,800	8.1

(1)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. The Schedule 13G reports that, as of December 31, 2009, each of Morgan Stanley, in its capacity as a parent holding company, and FrontPoint Partners LLC, an investment adviser and wholly-owned subsidiary of Morgan Stanley, has sole voting power and dispositive power with respect to 2,025,000 shares of common stock.
(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. The Schedule 13G reports that, as of December 31, 2009, Wellington Management Company, LLP, in its capacity as an investment adviser, has shared voting power and dispositive power with respect to 1,805,196 shares of common stock.
(3)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010. The Schedule 13G reports that, as of December 31, 2009, each of Weiss Multi-Strategy Advisers LLC, in its capacity as an investment adviser, George A. Weiss and Frederick E. Doucette III has shared voting power with respect to 1,646,100 shares of common stock and shared dispositive power with respect to 1,740,800 shares of common stock.

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders
Plans of Predecessor Companies (1)	486,763	$5.96	958,799
2009 Stock Incentive Plan	—	—	2,650,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	486,763	$5.96	3,608,799

(1)	Includes the following equity compensation plans that were approved by stockholders of TransCommunity Financial or BOE Financial, as the case may be, and adopted by the Company in the mergers: the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors. Certain provisions of these plans were terminated so that no further awards will be made under them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

All of the shares of common stock outstanding immediately prior to the Company’s initial public offering, including 862,500 shares held by Gary A. Simanson, a director and the Company’s former Chief Strategic Officer, and Community Bankers Acquisition LLC, of which Mr. Simanson is the sole manager, were originally held in escrow by Continental Stock Transfer & Trust Company as escrow agent. Because the Company completed a business combination on or before the deadlines contained in its initial certificate of incorporation, these shares were released from escrow on June 2, 2009. The holders of the majority of the 1,875,000 shares that the Company issued prior to its initial public offering are entitled to make up to two demands that the Company register these shares for resale pursuant to an agreement signed concurrently with the consummation of the Company’s initial public offering. The holders of the majority of these shares are entitled to elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company has not adopted a formal policy that covers the review and approval of related person transactions by its Board of Directors that is separate from the Code of Conduct and Ethics that applies to directors, officers and all employees of the Company and its subsidiaries. The Board reviews all proposed related party transactions for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Those directors that are involved in a proposed related party transaction are excused from the Board and/or committee meeting during the discussion and vote of the proposal.

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

As permitted under the Sarbanes-Oxley Act of 2002 and its pre-approval policies and procedures, the Audit Committee may delegate pre-approval authority to its Chair. The Chair must then report any pre-approval decisions to the Audit Committee at the next scheduled meeting.

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

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

Date: May 28, 2010	By:	/s/ BRUCE E. THOMAS
Bruce E. Thomas
Senior Vice President and Chief Financial Officer