Form 10-Q
period 2010-06-30
Community Bankers Trust Corp
filed 2010-08-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

At June 30, 2010, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$18,544	$13,575
Interest bearing bank deposits	10,871	18,660
Federal funds sold	16,729	—

Total cash and cash equivalents	46,144	32,235

Securities available for sale, at fair value	213,925	179,440
Securities held to maturity, at cost (fair value of $102,952 and $117,008, respectively)	98,070	113,165
Equity securities, restricted, at cost	8,331	8,346

Total securities	320,326	300,951

Loans not covered by FDIC shared-loss agreement	562,539	578,629
Loans covered by FDIC shared-loss agreement	132,960	150,935

Total loans	695,499	729,564
Allowance for loan losses (non-covered loans of $38,785 and $18,169, respectively; covered loans of $829 and $0, respectively)	(39,614)	(18,169)

Net loans	655,885	711,395

FDIC indemnification asset	70,662	76,107
Bank premises and equipment, net	36,344	37,105
Other real estate owned, covered by FDIC shared-loss agreement	8,755	12,822
Other real estate owned, non-covered	4,333	1,586
Bank owned life insurance	6,689	6,534
FDIC receivable under shared-loss agreement	15,595	7,950
Core deposit intangibles, net	15,949	17,080
Goodwill	—	5,727
Other assets	23,212	17,231

Total assets	$1,203,894	$1,226,723

LIABILITIES
Deposits:
Noninterest bearing	$67,223	$62,198
Interest bearing	977,264	969,204

Total deposits	1,044,487	1,031,402

Federal funds purchased	—	8,999
Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	9,175	13,604

Total liabilities	1,094,786	1,095,129

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(757)	(854)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	143,999	143,999
Retained deficit	(55,797)	(32,019)
Accumulated other comprehensive income	2,731	1,536

Total stockholders’ equity	109,108	131,594

Total liabilities and stockholders’ equity	$1,203,894	$1,226,723

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and dividend income
Interest and fees on non-covered loans	$8,478	$8,959	$17,201	$17,416
Interest and fees on FDIC covered loans	3,386	4,278	6,979	7,228
Interest on federal funds sold	3	12	4	26
Interest on deposits in other banks	24	81	54	202
Interest and dividends on securities
Taxable	2,162	2,607	4,167	5,499
Nontaxable	880	820	1,774	1,577

Total interest and dividend income	14,933	16,757	30,179	31,948
Interest expense
Interest on deposits	4,486	6,299	9,343	12,417
Interest on federal funds purchased	1	4	1	4
Interest on other borrowed funds	333	386	664	733

Total interest expense	4,820	6,689	10,008	13,154

Net interest income	10,113	10,068	20,171	18,794
Provision for loan losses	21,282	540	26,324	6,040

Net interest income after provision for loan losses	(11,169)	9,528	(6,153)	12,754

Noninterest income
Service charges on deposit accounts	622	618	1,187	1,189
Gain on bank acquisition transaction	—	—	—	20,255
Gain (loss) on securities transactions, net	(452)	341	(98)	293
Gain (loss) on sale of other real estate	(1,182)	109	(3,559)	63
Other	897	554	2,770	981

Total noninterest income	(115)	1,622	300	22,781

Noninterest expense
Salaries and employee benefits	4,805	5,028	9,936	9,454
Occupancy expenses	713	554	1,452	1,134
Equipment expenses	363	419	775	762
Legal fees	96	305	142	555
Professional fees	743	456	1,077	1,156
FDIC assessment	613	744	1,218	874
Data processing fees	572	732	1,078	1,474
Amortization of intangibles	566	654	1,131	1,110
Impairment of goodwill	5,727	24,032	5,727	24,032
Other operating expenses	1,977	1,592	3,499	3,353

Total noninterest expense	16,175	34,516	26,035	43,904

Loss before income taxes	(27,459)	(23,366)	(31,888)	(8,369)
Income tax expense (benefit)	(7,843)	(14)	(9,508)	4,853

Net loss	$(19,616)	$(23,352)	$(22,380)	$(13,222)
Dividends accrued on preferred stock	221	220	442	438
Accretion of discount on preferred stock	49	45	97	88

Net loss available to common stockholders	$(19,886)	$(23,617)	$(22,919)	$(13,748)

Net loss per share — basic	$(0.93)	$(1.10)	$(1.07)	$(0.64)

Net loss per share — diluted	$(0.93)	$(1.10)	$(1.07)	$(0.64)

Weighted average number of shares outstanding
basic	21,468	21,468	21,468	21,468
diluted	21,468	21,468	21,468	21,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND

THE YEAR ENDED DECEMBER 31, 2009

(dollars and shares in thousands)

	Preferred Stock	Warrants	Discount on Preferred Stock	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
				Shares	Amount
Balance January 1, 2009	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403
Amortization of preferred stock warrants	—	—	177	—	—	—	(177)	—	—
Reclassification for preferred stock dividends	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	(2,077)	—	—	(2,077)
Dividend paid on preferred stock	—	—	—	—	—	—	(800)	—	(800)
Comprehensive income:
Net loss	—	—	—	—	—	—	(29,335)	—	(29,335)
Change in unrealized gain/loss in investment securities, net of tax of $1,576	—	—	—	—	—	—	—	3,059	3,059
Less: Reclassification adjustment for gain on securities sold, net of tax of $291	—	—	—	—	—	—	—	(565)	(565)
Change in funded status of pension plan, net of tax of $158	—	—	—	—	—	—	—	307	307

Total comprehensive loss	—	—	—	—	—	—	—		(26,534)
Dividends paid on common stock ($.16 per share)	—	—	—	—	—	—	(3,435)	—	(3,435)

Balance December 31, 2009 (Audited)	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,019)	$1,536	$131,594
Amortization of preferred stock warrants	—	—	97	—	—	—	(97)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:
Net loss	—	—	—	—	—	—	(22,380)	—	(22,380)
Change in funded status of pension plan, net of tax of $283	—	—	—	—	—	—	—	(550)	(550)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in unrealized gain/loss in investment securities, net of tax of $891	—	—	—	—	—	—	—	1,686	1,686
Less: Reclassification adjustment for gain on securities sold, net of tax of $123	—	—	—	—	—	—	—	(238)	(238)
Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303

Total comprehensive loss									(21,185)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance June 30, 2010 (Unaudited)	$17,680	$1,037	$(757)	21,468	$215	$143,999	$(55,797)	$2,731	$109,108

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED)

(dollars in thousands)

	June 30, 2010	June 30, 2009
Operating activities:
Net loss	$(22,380)	$(13,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	2,190	2,043
Provision for loan losses	26,324	6,040
Amortization of security premiums and accretion of discounts, net	842	926
Change in loans held for sale	—	(468)
Net gain on bank acquisition transaction	—	(20,255)
Impairment of goodwill	5,727	24,032
Net loss (gain) on sale of securities	98	(293)
Net loss (gain) on sale and valuation of OREO	3,559	(63)
Net loss (gain) on sale of loans	—	20
Changes in assets and liabilities:
(Increase) decrease in other assets	(15,469)	1,862
Decrease in accrued expenses and other liabilities	(5,380)	(1,724)

Net cash (used in) operating activities	(4,489)	(1,102)

Investing activities:
Proceeds from securities sales, call, maturities, and paydowns	46,093	98,367
Purchase of securities	(63,695)	(112,325)
Proceeds from sale of other real estate	4,327	—
Cash acquired in bank acquisition transaction	—	54,717
Net decrease (increase) in loans, excluding covered loans	10,574	(29,936)
Net decrease in loans, covered by FDIC shared-loss agreement	17,719	19,941
Principal recoveries of loans previously charged off	893	—
Purchase of premises and equipment, net	(298)	(14,269)

Net cash provided by investing activities	15,613	16,495

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	13,085	(41,657)
Net decrease in federal funds purchased	(8,999)	—
Cash paid to reduce FHLB borrowings	—	(38,425)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	(1,570)
Cash dividends paid	(1,301)	(2,076)

Net cash provided by (used in) financing activities	2,785	(83,728)

Net (decrease) increase in cash and cash equivalents	13,909	(68,335)

Cash and cash equivalents:
Beginning of the period	$32,235	$128,433

End of the period	$46,144	$60,098

Continued

	June 30, 2010	June 30, 2009
Supplemental disclosures of cash flow information:
Interest paid	$10,632	$13,640
Income taxes paid	—	250
Transfers of OREO property	6,566	640

Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$—	$198,253
Other real estate owned	—	9,416
Securities	—	4,954
FDIC indemnification	—	84,584
Fixed assets, net	—	37
Other assets	—	10,332
Deposits	—	302,756
Borrowings	—	37,525
Other liabilities	—	1,757

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company was initially formed as a special purpose acquisition company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. Prior to its acquisition of two bank holding companies in 2008, the Company’s activities were limited to organizational matters, completing its initial public offering and seeking and evaluating possible business combination opportunities. On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The Company changed its corporate name in connection with the acquisitions. On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”) in Georgia. On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank (“SFSB”) in Maryland.

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Fourteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company at June 30, 2010, and the results of its operations, changes in stockholders’ equity, and its cash flows for the three and six months ended June 30, 2010.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are not presented pursuant to such rules and regulations, because the periods reported are not comparable.

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of A Pool That Is Accounted for as a Single Asset ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loans is included is impaired if expected cash flows for the pool change. This guidance is effective prospectively for the first interim and annual period ending on or after July 15, 2010. Early adoption is permitted. The Company adopted this guidance without a material impact on its consolidated financial statements.

Restatement of Previously Issued June 30, 2009 Financials

The Company has restated certain information in its consolidated financial statements for the period ended June 30, 2009 in order to reflect the appropriate accounting treatment for the assets that the Company acquired in the SFSB transaction based on additional information obtained during the fourth quarter of 2009. See Notes 4 and 5 for additional information with respect to the accounting for the covered loans and the FDIC indemnification asset.

In its Quarterly Report on Form 10-Q for the period ended June 30, 2009, the Company had presented these items as a component of total loans rather than segregating between covered loans and the FDIC indemnification asset because the prescribed accounting treatment under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, allows the acquirer one year to develop and implement the related accounting associated with the acquisition. As part of this allowed accounting treatment, the gain on the transaction has also been adjusted. In connection with responses to comments from the SEC, the Company has informed the Commission that it would revise its consolidated financial statements for the period ended June 30, 2009 in any amended and/or future filings to reflect the proper accounting treatment, as presented in this Form 10-Q.

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$14,548	$580	$—	$15,128
State, county and municipal	122,743	3,394	(167)	125,970
Corporate and other bonds	2,053	132	—	2,185
Mortgage backed securities	68,208	1,775	—	69,983
Financial institution securities	575	84	—	659

Total Securities Available for Sale	$208,127	$5,965	$(167)	$213,925

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—
State, county and municipal	13,083	689	—	13,772
Corporate and other bonds	1,013	15	—	1,028
Mortgage backed securities	83,974	4,178	—	88,152

Total Securities Held to Maturity	$98,070	$4,882	$—	$102,952

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corporate and other bonds	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial institution securities	1,192	113	(437)	868

Total Securities Available for Sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corporate and other bonds	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total Securities Held to Maturity	$113,165	$3,855	$(12)	$117,008

The amortized cost and fair value of securities as of June 30, 2010 by contractual maturity are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,857	$2,879	$13,276	$13,666
Due after one year through five years	57,209	59,954	54,621	56,516
Due after five years through ten years	35,402	37,375	108,086	110,522
Due after ten years	2,602	2,744	31,569	32,562
	98,070	102,952	207,552	213,266

Financial institution securities	—	—	575	659

Total securities	$98,070	$102,952	$208,127	$213,925

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (“OTTI”) on securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Gross realized gains	$79	$402	$436	$406
Gross realized losses	72	61	75	113
OTTI	459	—	459	—

Net securities gain (loss)	$(452)	$341	$(98)	$293

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At June 30, 2010, the financial institution securities were deemed to have impairment losses that were other than temporary in nature in the amount of $459,000, as management does not intend to hold them until they recover their value. At December 31, 2009, there were no investments held that had impairment losses other than temporary in nature.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal	8,851	(54)	3,020	(113)	11,871	(167)
Corporate and other bonds	—	—	—	—	—	—
Mortgage backed securities	—	—	—	—	—	—
Financial institution securities	—	—	—	—	—	—

Total	$8,851	$(54)	$3,020	$(113)	$11,871	$(167)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$1,078	$(1)	$—	$—	$1,078	$(1)
State, county and municipal	25,771	(514)	1,948	(47)	27,719	(561)
Mortgage backed securities	4,897	(8)	615	(3)	5,512	(11)
Financial institution securities	1,127	(437)	—	—	1,127	(437)

Total	$32,873	$(960)	$2,563	$(50)	$35,436	$(1,010)

The unrealized losses in the investment portfolio at June 30, 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 26 securities that are all of investment grade and may be backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company has the ability to, and believes it is more likely than not it will, hold these securities until they recover in value. Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities with amortized costs of $42.5 million and $30.1 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits and for other purposes required or permitted by law.

3. LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at June 30, 2010 and December 31, 2009 were comprised of the following (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$150,913	26.80%	$146,141	25.22%
Commercial	209,205	37.16	188,991	32.62
Construction and land development	114,626	20.36	144,297	24.91
Second mortgages	10,585	1.88	13,935	2.41
Multifamily	13,231	2.35	11,995	2.07
Agriculture	4,124	0.73	5,516	0.95

Total real estate loans	502,684	89.28	510,875	88.18
Commercial loans	47,108	8.37	42,157	7.28
Consumer installment loans	9,757	1.73	14,145	2.44
All other loans	3,493	0.62	12,205	2.10

Gross loans	563,042	100.00%	579,382	100.00%

Less unearned income on loans	(503)		(753)

Non-covered loans, net of unearned income	$562,539		$578,629

At June 30, 2010 and December 31, 2009, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

The following is a summary of information for impaired and nonaccrual loans at June 30, 2010, December 31, 2009 and June 30, 2009 for non-covered loans (dollars in thousands):

	June 30, 2010	December 31, 2009	June 30, 2009

Impaired loans without a valuation allowance	$65,546	$23,109	$24,188
Impaired loans with a valuation allowance	59,628	33,347	24,681

Total impaired loans	$125,174	$56,456	$48,869

Valuation allowance related to impaired loans	$15,145	$8,779	$6,729
Total nonaccrual loans	41,690	20,011	24,482
Total loans 90 days or more past due and still accruing	—	247	514

Average investment in impaired loans was $86.7 million and $39.2 million for the periods ended June 30, 2010 and 2009, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no amounts recognized during the three or six months ended June 30, 2010 and 2009. For the three months ended June 30, 2010 and 2009, estimated interest income of $705,000 and $501,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2010 and 2009, estimated interest income of $1.1 million and $657,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Activity in the allowance for loan losses on non-covered loans for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009 was comprised of the following (dollars in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Beginning allowance	$19,798	$11,543	$18,169	$6,939
Provision for loan losses	20,402	540	25,444	6,040
Recoveries of loans charged off	614	43	687	82
Loans charged off	(2,029)	59	(5,515)	(876)

Allowance at end of period	$38,785	$12,185	$38,785	$12,185

The following tables present charge-offs and recoveries for non-covered loans by loan category for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009 (dollars in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$265	$—	$265	$(6)	$—	$(6)
Commercial	—	(498)	(498)	—	—	—
Construction and land development	1,167	—	1,167	(198)	(2)	(200)
Second mortgages	227	(38)	189	—	—	—
Multifamily	25	—	25	—	—	—
Agriculture	—	—	—	13	—	13

Total real estate loans	1,684	(536)	1,148	(191)	(2)	(193)
Commercial loans	217	(59)	158	68	(2)	66
Consumer installment loans	90	(1)	89	40	(39)	1
All other loans	38	(18)	20	24	—	24

Total non-covered loans	$2,029	$(614)	$1,415	$(59)	$(43)	$(102)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$607	$—	$607	$276	$—	$276
Commercial	776	(499)	277	—	—	—
Construction and land development	2,774	—	2,774	69	(16)	53
Second mortgages	301	(79)	222	34	—	34
Multifamily	375	—	375	—	—	—
Agriculture	—	—	—	13	—	13

Total real estate loans	4,833	(578)	4,255	392	(16)	376
Commercial loans	418	(59)	359	318	(3)	315
Consumer installment loans	196	(13)	183	142	(63)	79
All other loans	68	(37)	31	24	—	24

Total non-covered loans	$5,515	$(687)	$4,828	$876	$(82)	$794

4. LOANS COVERED BY FDIC SHARED-LOSS AGREEMENT (COVERED LOANS)

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB acquisition (the “covered loans”).

As of June 30, 2010 and December 31, 2009, the outstanding balance of the covered loans was $216.3 million and $242.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$109,505	82.36%	$119,065	78.88%
Commercial	4,768	3.59	5,835	3.87
Construction and land development	10,793	8.12	17,020	11.28
Second mortgages	7,770	5.84	8,194	5.43
Multifamily	—	—	—	—
Agriculture	—	—	627	0.41

Total real estate loans	132,836	99.91	150,741	99.87
Commercial loans	—	—	—	—
Consumer installment loans	124	0.09	194	0.13
All other loans	—	—	—	—

Gross covered loans	$132,960	100.00%	$150,935	100.00%

Activity in the allowance for loan losses on covered loans for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009 was comprised of the following (dollars in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Beginning allowance	$—	$—	$—	$—
Provision for loan losses	880	—	880	—
Recoveries of loans charged off	205	—	205	—
Loans charged off	(256)	—	(256)	—

Allowance at end of period	$829	$—	$829	$—

The following tables present charge-offs and recoveries for covered loans by loan category for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009 (dollars in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Construction and land development	256	(205)	51	—	—	—
Second mortgages	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—

Total real estate loans	256	(205)	51	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total non-covered loans	$256	$(205)	$51	$—	$—	$—

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Construction and land development	256	(205)	51	—	—	—
Second mortgages	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—

Total real estate loans	256	(205)	51	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total non-covered loans	$256	$(205)	$51	$—	$—	$—

The change in the accretable yield balance for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows (dollars in thousands):

Balance, January 1, 2009	$—
Additions	61,023
Accretion	(15,139)
Reclassification from (to) Non-accretable Yield	10,908

Balance, December 31, 2009	56,792
Additions	—
Accretion	(6,978)
Reclassification from (to) Non-accretable Yield	27,608

Balance, June 30, 2010	$77,422

The covered loans are not classified as nonperforming assets as of June 30, 2010, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of June 30, 2010, there was an allowance for loan losses recorded on covered loans of $829,000. This allowance is the result of a change in the timing of expected cash flows for one of the covered loan pools. There was no allowance for loan losses recorded on the covered loan pools as of December 31, 2009.

5. FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all of the assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets on the first $118 million in losses of such covered loans and foreclosed real estate assets and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the SFSB transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the SFSB transaction occurs. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the SFSB transaction. New loans made after that date are not covered by the shared-loss agreements. The carrying value of the shared-loss agreements is detailed below.

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

Because the acquired loans are subject to shared-loss agreements and the corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact on the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

The following tables present the balances of the FDIC indemnification asset related to the SFSB transaction at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009

Anticipated realizable loss	$68,674	$88,943

Estimated discounted loss sharing value	54,939	71,090
Premium	15,723	5,017

FDIC indemnification asset balance	$70,662	$76,107

6. MERGERS AND ACQUISITIONS

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of SFSB in Maryland. The transaction was consummated pursuant to a Purchase and Assumption Agreement by and among the FDIC, as Receiver for SFSB, and the Bank.

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $362 million in loans (based on contract value) and other assets. The Bank bid a negative $45 million for the net assets acquired.

The Bank entered into shared-loss agreements with the FDIC with respect to certain covered assets acquired. See Notes 4 and 5 for additional information related to certain assets covered under the FDIC shared-loss agreements.

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

SFSB

Negative bid on SFSB transaction	$45,000

Adjustments to assets acquired and liabilities assumed:
Fair value adjustments:
Loans	(102,011)
Foreclosed real estate	(10,428)
FDIC indemnification asset	84,584
Deposits	(1,455)
Core deposit intangible	2,158
Other adjustments	2,407

Net assets acquired, pre-tax	20,255
Deferred tax liability	(6,886)

Net assets acquired, net of tax	$13,369

Fair value of assets acquired
Cash and cash equivalents	$54,717
Investment securities	4,954
Loans receivable	198,253
Foreclosed real estate	9,416
FDIC indemnification asset	84,584
Other assets	10,369

Fair value of assets acquired	$362,293

Fair value of liabilities assumed
Deposits	$302,756
FHLB advances	37,525
Deferred taxes	6,886
Other liabilities	1,757

Fair value of liabilities assumed	$348,924

Net assets acquired at fair value	$13,369

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

The Company reviewed certain contracts between SFSB and its vendors in order to identify any efficiencies from the acquisition through contract cancellation. The costs of cancelling certain contracts were not material enough to change the amount of the gain recorded.

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

7. GOODWILL AND OTHER INTANGIBLES

Significant amounts of goodwill and other intangible assets were recorded in connection with the TFC and BOE mergers as of May 31, 2008. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill was initially assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers, and again as of December 31, 2009, resulting in impairment charges totaling $31.5 million. The Company determined that goodwill should be assessed each December for potential impairment unless economic or other circumstances warrant evaluations prior to an annual review.

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by ASC 350. As a result of the mergers with TFC and BOE, the Company recorded $15.0 million in core deposit intangible assets. Core deposit intangibles resulting from the Georgia and Maryland transactions equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Economic conditions, evidenced by the significant loan loss provision taken this quarter, warranted an impairment evaluation of goodwill that resulted in $5.7 million in impairment charges for the quarter ended June 30, 2010. In determining a conclusion of value for the reporting unit, the guideline transactions method received 25% of the total weight (placed on tangible book value), the transaction value method received 25%, and the discounted cash flow method received 50%. This weighting methodology reflected equal consideration of the transaction value and guideline transactions methods, which are market approaches that rely on transactions in the Company’s stock and comparable banks acquired in recent acquisitions, and the discounted cash flow method, which represents a value based on the future cash flows generated by the reporting unit.

The material assumptions used and the sensitivity in them for the three valuation methods used are as follows:

•

The guideline transactions method derived the fair value of the reporting unit using (a) the reporting unit’s tangible book value at May 31, 2010 and (b) multiples of tangible book value derived from marketplace transactions, as reported by SNL Financial. The multiples were derived from two groups of transactions – (a) transactions announced between September 30, 2008 and May 31, 2010 involving target banks located nationwide with assets between $250 million and $5 billion and (b) transactions announced between September 30, 2008 and May 31, 2010 involving target banks located in the Mid-Atlantic region. A change in the price/tangible book value multiple by 10% would affect the value by approximately 10%.

•

The transaction value method derived the fair value of the reporting unit using (a) the Company’s closing price per share at May 31, 2010, (b) the number of common shares outstanding, and (c) a control premium. The control premium was estimated based upon an analysis of implied control premiums for bank transactions announced in 2010 and also over a longer time period from year-end 2005 through 2010. A change in the control premium applied by 10% would affect the value by approximately 2%.

•

The discounted cash flow method was prepared in a manner consistent with the May 31, 2009 analysis (as discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009) and includes assumptions as to (a) the reporting unit’s future income statements and balance sheets, (b) the terminal multiple of earnings or tangible book value, and (c) the discount rate.

Goodwill and other intangible assets are presented in the following table (dollars in thousands):

	Goodwill	Core Deposit Intangibles
Balance December 31, 2009	$5,727	$17,080
Amortization	—	(1,131)
Impairment	(5,727)	—

Balance June 30, 2010	$—	$15,949

	Goodwill	Core Deposit Intangibles
Balance December 31, 2008	$37,184	$17,163
Acquisition of SFSB	—	2,158
Amortization	—	(1,110)
Impairment	(24,032)	—

Balance June 30, 2009	$13,152	$18,211

8. DEPOSITS

The following table provides interest bearing deposit information, by type, as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
NOW	$98,945	$94,711
MMDA	131,560	113,071
Savings	63,147	58,373
Time deposits less than $100,000	409,245	423,902
Time deposits $100,000 and over	274,367	279,147

Total interest bearing deposits	$977,264	$969,204

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

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of June 30, 2010.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$15,128	$1,405	$13,723	$—
State, county, and municipal	125,970	2,490	123,480	—
Corporate and other bonds	2,185	—	2,185	—
Mortgage backed securities	69,983	14,837	55,146	—
Financial institution securities	659	659	—	—

Total investment securities available for sale	213,925	19,391	194,534	—

Total assets at fair value	$213,925	$19,391	$194,534	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$17,826	$5,137	$12,689	$—
State, county, and municipal	106,138	12,074	94,064	—
Corporate and other bonds	1,604	—	1,604	—
Mortgage backed securities	53,004	—	53,004	—
Financial institution securities	868	868	—	—

Total investment securities available for sale	179,440	18,079	161,361	—

Total assets at fair value	$179,440	$18,079	$161,361	$—

Total liabilities at fair value	$—	$—	$—	$—

Investment securities available for sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a non-recurring basis on the consolidated balance sheet. For assets measured at fair value on a non-recurring basis in 2010 and still held on the consolidated balance sheet at June 30, 2010, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$44,483	$—	$43,011	$1,472
Other real estate owned (OREO), non-covered	4,333	—	4,333	—
Other real estate owned (OREO), covered	8,755	—	1,595	7,160

Total assets at fair value	$57,571	$—	$48,939	$8,632

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$24,568	$—	$22,714	$1,854
Other real estate owned (OREO), non-covered	1,586	—	1,586	—
Other real estate owned (OREO), covered	12,822	—	3,909	8,913
Goodwill	5,727	—	—	5,727

Total assets at fair value	$44,703	$—	$28,209	$16,494

Total liabilities at fair value	$—	$—	$—	$—

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

Goodwill

See Note 7 for a discussion of the valuation methodologies for goodwill.

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

	June 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$46,144	$46,144	$32,235	$32,235
Securities available for sale	213,925	213,925	179,440	179,440
Securities held to maturity	98,070	102,952	113,165	117,008
Equity securities, restricted	8,331	8,331	8,346	8,346
Loans, non-covered	523,754	515,642	560,460	560,781
Loans, covered	132,131	143,385	150,935	150,935
FDIC indemnification asset	70,662	53,200	76,107	76,107
Accrued interest receivable	4,615	4,615	5,556	5,556

Financial liabilities:
Noninterest bearing deposits	67,223	67,223	62,198	62,198
Interest bearing deposits	977,264	978,891	969,204	973,061
Borrowings	41,124	45,280	50,123	53,640
Accrued interest payable	2,016	2,016	2,640	2,640

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2010. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include unimpaired non-covered loans, interest receivable, noninterest bearing and interest bearing deposits, other borrowings, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Loans covered by FDIC shared-loss agreement (covered loans)

Fair values for covered loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, term of loan and whether or not the loans are amortizing. Loans were pooled together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on the rates used at acquisition (which were based on market rates for new originations of comparable loans) adjusted for any material changes in interest rates since acquisition. Increases in cash flow expectations since acquisition resulted in estimated fair value being higher than carrying value. The increase in cash flows is also reflected in a transfer from unaccretable yield to accretable yield as disclosed in Note 4.

FDIC indemnification asset

Loss sharing assets are measured separately from the related covered assets as they are not contractually embedded in the covered assets and are not transferable with the assets should the Company choose to dispose of them. Fair value is estimated using projected cash flows related to the obligations under the shared-loss agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A reduction in loss expectations has resulted in the estimated fair value of the FDIC indemnification asset being lower than its carrying value. This creates a premium that is amortized over the life of the asset and is reflected in Note 5.

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

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2010
Basic EPS	$(19,886)	21,468	$(0.93)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(19,886)	21,468	$(0.93)

For the three months ended June 30, 2009
Basic EPS	$(23,617)	21,468	$(1.10)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(23,617)	21,468	$(1.10)

For the six months ended June 30, 2010
Basic EPS	$(22,919)	21,468	$(1.07)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(22,919)	21,468	$(1.07)

For the six months ended June 30, 2009
Basic EPS	$(13,748)	21,468	$(0.64)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(13,748)	21,468	$(0.64)

Excluded from the computation of diluted earnings per share were approximately 5.2 million and 7.0 million of awards, options or warrants, during the three and six months ended June 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

11. DEFINED BENEFIT PLAN

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Components of Net Periodic Benefit Cost

(In thousands)	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Service cost	$92	$92	$184	$184
Interest cost	91	81	182	162
Expected return on plan assets	(71)	(53)	(142)	(106)
Amortization of prior service cost	1	1	2	2
Amortization of net obligation at transition	(1)	(1)	(2)	(2)
Amortization of net loss	15	22	30	44

Net periodic benefit cost	$127	$142	$254	$284

At June 30, 2010, employer contributions totaled $95,000 for the plan year. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401(k)). A determination during fiscal 2010 will be made for the current and future benefits for all full-time employees of the combined entities. The plan was frozen to new entrants prior to BOE’s merger with the Company.

12. CONTINGENCIES

See the Quarterly Report on Form 10-Q for the period ended March 31, 2010 for information with respect to transaction-based bonus awards to Gary A. Simanson, who was the Company’s Chief Strategic Officer until April 2010. In accordance with GAAP, the Company reflected those bonus awards in the financial statements for the year ended December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2010 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2010 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia, Maryland and Georgia.

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Fourteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the Company’s compliance with and, the timing of future reimbursements from the FDIC to the Company, under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, the Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

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

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, management believes that it is more likely than not that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, availability of current financial information, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

FASB ASC 310, Receivables, requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of ASC 310, which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through the allowance for loan losses.

In the Company’s acquisition of TFC and BOE, the fair value of ASC 310 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral. The fair value of non ASC 310 loans was determined based on preliminary estimates of default probabilities. The Company determined which purchased loans were impaired at the time of the acquisition and considered those loans for ASC 310 application. Those loans that were not considered impaired at the time of acquisition were not considered for ASC 310.

As a result of the acquisitions of TFC and BOE, the Company had loans of $5.0 million at December 31, 2008 that met the criteria of ASC 310. Due to the immateriality of these loans in relation to the overall financial condition of the Company, detailed disclosures have not been included in the financial statements.

The covered loans from the SFSB transaction, subject to FASB ASC Topic 805, Business Combinations, were recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The Company has made an estimate of the total cash flows it expects to collect from a pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows that it expects to collect from the pool is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through the allowance for loan losses. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Because the acquired loans are subject to shared-loss agreements and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

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

RESULTS OF OPERATIONS

Net loss available to common stockholders was $19.9 million, or ($0.93) per common share on a diluted basis, for the quarter ended June 30, 2010 compared with a loss of $23.6 million, or ($1.10) per common share on a diluted basis, for the quarter ended June 30, 2009. The loss for the quarter was primarily driven by two factors: $21.3 million in loan loss provisions coupled with the impairment charge for the remaining $5.7 million of non-tax deductible goodwill. Economic conditions, evidenced by the significant loan loss provision taken this quarter, warranted an impairment evaluation of goodwill prior to the annual evaluation date of December 31, 2010. While losses were less than the same quarter in the prior year, the net losses in 2009 were driven by a non-tax deductable goodwill impairment charge of $24.0 million.

For the six months ended June 30, 2010, net losses available to common stockholders was $22.9 million, compared with net losses available to common stockholders of $13.7 million for the same period in 2009. These losses represented ($1.07) per share on a fully diluted basis, versus ($0.64) for the first six months of 2009. Losses for the six months ended June 30, 2010, were driven by $26.3 million in loan loss provisions and the aforementioned non-tax deductable goodwill impairment charge. The losses evidenced in the first six months of 2009 were the result of the $24.0 million goodwill impairment charge which was partially offset by a one-time pre-tax gain of $20.3 million related to the SFSB transaction in the first quarter of the year.

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

Net interest income on a tax equivalent basis was $10.6 million for the quarter ended June 30, 2010, increasing only $70,000 from the same quarter in 2009. Loan interest income was adversely affected by declining loan balances as well as an increase in nonperforming loans throughout the second half of 2009 and the first six months of 2010. However, an aggressive deposit pricing strategy with respect to all deposit categories more than offset the decline in loan income noted above, which resulted in the slight increase in net interest income. Interest expense on deposits equalled $4.5 million for the three months ended June 30, 2010, which represented a $1.8 million or 28.8% improvement from the same quarter in 2009.

Net interest income on a tax equivalent basis increased $1.5 million, or 7.5%, for the first six months of 2010 versus the same period in 2009. A decline in interest income on a tax equivalent basis from all earning assets of $2.7 million was off-set by lower deposit expenses as mentioned above. Interest expense totalled $10.0 million for the six months ended June 30, 2010 compared with $13.2 million for the same period in 2009, a $3.1 million or 23.9% improvement.

Average interest-earning assets decreased $74.9 million to $1.046 billion for the quarter ended June 30, 2010 compared with $1.121 billion for the quarter ended June 30, 2009. The decrease in average interest-earning assets was attributable to a $44.3 million decline in taxable securities coupled with a $17.8 million decline in loans in the quarter ended June 30, 2010 compared with the quarter ended June 30, 2009. Average interest bearing liabilities declined $44.2 million for the same period, which was directly attributable to time deposit run-off.

The net interest margin on a tax equivalent basis increased 30 basis points to 4.04% for the quarter ended June 30, 2010 compared with 3.74% for the quarter ended June 30, 2009. The primary component influencing net interest income, as well as the net interest margin, was a lower overall interest expense relative to the deposit base. Management proactively lowered rates on virtually all deposits during the first half of 2010 and throughout 2009 in an effort to enhance earnings. This resulted in a 63 basis point decline in the cost of deposits for the quarter ended June 30, 2010 versus the same period in 2009. The most significant influence on the cost of funds for the Bank was the repricing of the time deposit base during the same period. The average cost of time deposits declined 67 basis points from 2.99% for the quarter ended June 30, 2009 to 2.32% for the quarter ended June 30, 2010. This improvement was the direct result of prudent deposit pricing in all regions, while not compromising the Bank’s liquidity.

An additional benefit to the net interest margin was the improved yield on FDIC covered loans. The yield on covered loans equaled 9.76% for the quarter ended June 30, 2010, an improvement of 46 basis points from the second quarter of 2009. This is primarily the result of better than expected performance on these loans.

For the first six months of 2010, the net interest margin on a tax equivalent basis increased 47 basis points to 4.04% compared with 3.57% for the same period in 2009. As noted above, the primary component influencing net interest income, as well as the net interest margin, was a lower overall interest expense relative to the deposit base. The cost of deposits for this time period declined 61 basis points from 2.52% to 1.91% over these respective periods.

An additional benefit to the net interest margin for the first six months of the year again was the improved yield on FDIC covered loans. The yield on these loans improved 62 basis points from the first six months of 2009 to the same period in 2010.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 2010 and 2009. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended June 30, 2010			Three months ended June 30, 2009
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$575,457	$8,478	5.89%	$548,577	$8,959	6.53%
FDIC covered loans, including fees	138,675	3,386	9.76	183,400	4,278	9.33

Total loans	714,132	11,864	6.65	731,977	13,237	7.23
Interest bearing bank balances	16,885	24	0.56	19,741	81	1.64
Federal funds sold	6,521	3	0.18	24,142	12	0.20
Securities (taxable)	217,695	2,162	3.97	262,006	2,607	3.98
Securities (tax exempt)(1)	91,206	1,333	5.84	83,505	1,242	5.95

Total earning assets	1,046,439	15,384	5.88	1,121,371	17,179	6.13
Allowance for loan losses	(23,358)			(11,009)
Non-earning assets	196,591			207,266

Total assets	$1,219,672			$1,317,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$227,433	$393	0.69	$203,965	$485	0.95
Savings	62,386	87	0.56	57,364	114	0.79
Time deposits	691,278	4,006	2.32	763,276	5,700	2.99

Total deposits	981,097	4,486	1.83	1,024,605	6,299	2.46
Federal funds purchased	106	1	0.53	1,832	4	0.87
FHLB and other borrowings	41,124	333	3.25	40,081	382	3.81

Total interest bearing liabilities	1,022,327	4,821	1.89	1,066,518	6,685	2.51
Noninterest bearing deposits	64,070			61,421
Other liabilities	6,646			26,387

Total liabilities	1,093,043			1,154,326
Stockholders’ equity	126,629			163,302

Total liabilities and stockholders’ equity	$1,219,672			$1,317,628

Net interest earnings		$10,564			$10,494

Net interest spread			3.99%			3.62%

Net interest margin			4.04%			3.74%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Six months ended June 30, 2010			Six months ended June 30, 2009
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$576,579	$17,201	5.97%	$541,717	$17,416	6.43%
FDIC covered loans, including fees	142,546	6,979	9.79	157,689	7,228	9.17

Total loans	719,125	24,180	6.72	699,406	24,644	7.05
Interest bearing bank balances	19,744	54	0.54	29,681	202	1.36
Federal funds sold	4,121	4	0.19	20,028	26	0.26
Securities (taxable)	209,353	4,167	3.98	269,118	5,499	4.09
Securities (tax exempt)(1)	91,777	2,689	5.86	80,450	2,389	5.94

Total earning assets	1,044,121	30,094	5.96	1,098,683	32,760	5.96
Allowance for loan losses	(21,015)			(9,233)
Non-earning assets	201,721			194,874

Total assets	$1,224,827			$1,284,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$219,682	$793	0.72	$190,673	$1,175	1.23
Savings	61,368	180	0.59	52,881	274	1.04
Time deposits	698,428	8,370	2.40	740,017	10,968	2.96

Total deposits	979,478	9,343	1.91	983,571	12,417	2.52
Federal funds purchased	320	1	0.21	1,059	4	0.76
FHLB and other borrowings	41,124	664	3.23	45,127	733	3.25

Total interest bearing liabilities	1,020,923	10,008	1.96	1,029,757	13,154	2.55
Noninterest bearing deposits	62,420			61,481
Other liabilities	11,357			29,685

Total liabilities	1,094,700			1,120,923
Stockholders’ equity	130,127			163,401

Total liabilities and stockholders’ equity	$1,224,827			$1,284,324

Net interest earnings		$21,086			$19,606

Net interest spread			4.00%			3.41%

Net interest margin			4.04%			3.57%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors. See Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section above for further discussion.

Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

Management also actively monitors its covered loan portfolio for impairment and necessary loan loss provisions. Provisions for covered loans may be necessary due to a change in expected cash flows or an increase in expected losses within a pool of loans.

The Company incurred $20.4 million in provision for loan losses for non-covered loans for the quarter ended June 30, 2010 and a $540,000 provision for the quarter ended June 30, 2009. The ratio of the allowance for loan losses to nonperforming non-covered loans was 93.0% at June 30, 2010 compared with 90.8% at December 31, 2009. The ratio of allowance for loan losses to total non-covered loans was 6.89% at June 30, 2010 compared with 3.14% at December 31, 2009. For the quarter ended June 30, 2010, net charge-offs were $1.4 million compared with net charge-offs of $102,000 for the quarter ended June 30, 2009.

The provision for loan losses for non-covered loans totalled $24.4 million for the six months ended June 30, 2010 versus $6.0 million for the same period in 2009. Through the first six months of 2010, the Company had net charge-offs on non-covered loans of $4.8 million versus $794,000 for the same period in 2009.

The increase to the loan loss reserves as a percentage of total non-covered loans during the first half of 2010 reflects economic conditions that have continued to show signs of deterioration for classified assets. The significant loan loss provision for the quarter was due primarily to the following:

1.	An increase in non-performing loans of $13.0 million since March 31, 2010, and $21.4 million since December 31, 2009.

2.	An increase in impaired loans of $46.7 million since March 31, 2010, and $68.7 million since December 31, 2009.

3.	A desire to further insulate from the economic downturn.

Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.

The Company did make a provision for loan losses on the covered loan portfolio for the second quarter of 2010 of $880,000. This provision was due solely to timing differences in expected cash flows, not an increase in expected losses. There was no provision for covered loans in 2009 or the first quarter of 2010.

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

Noninterest Income

For the three months ended June 30, 2010, noninterest income was ($115,000), compared with $1.6 million in the same period of 2009. The decline in noninterest income was due to losses on the sale of covered OREO properties and fair market value adjustments on covered OREO properties. Other noninterest income for the second quarter of 2010 included a net write-down and losses of $237,000 on covered other real estate in the FDIC acquired SFSB portfolio, comprised of $1.2 million of write-downs and sales offset by $946,000 due from the FDIC. The aforementioned net amount reflects the Company’s 20% portion of the total write-down of $1.2 million under the shared-loss agreements.

In addition, better than expected losses in the covered loan portfolio resulted in a reduction of the FDIC indemnification asset of $363,000 during the quarter. These losses are off-set by increased loan yield on covered loans evidenced in the net interest margin calculation. Lastly, the Company had losses in the securities portfolio of $452,000 during the second quarter of 2010 versus gains of $341,000 for the second quarter of 2009. The losses reflect the other than temporary impairment (OTTI) charge taken on the financial institution securities held at the holding company level due to the Company’s intent not to hold these securities for a sufficient amount of time to allow them to recover their value. The Bank’s securities portfolio continues to have no other than temporary impairments.

The Company’s primary source of core noninterest income are service charges on deposit accounts, which include insufficient funds charges, check cashing fees, official check fees, and safe deposit box rental. Service charges on deposit accounts were $622,000 for the three months ended June 30, 2010 compared with $618,000 for the same period in 2009.

For the six months ended June 30, 2010, noninterest income was $300,000 compared with $22.8 million for the first six months of 2009. The magnitude of the $22.5 million change year over year was due to the one time $20.3 million pre-tax gain related to the acquisition of SFSB. Excluding the one time gain in 2009, noninterest income would have been $2.5 million during this period, which would equate to a decline of $2.2 million or 88.1%.

Other noninterest income for the first half of 2010 included a net write-down and losses of $712,000 on covered other real estate in the FDIC acquired SFSB portfolio, comprised of $3.6 million of write-downs and sales offset by $2.8 million due from the FDIC. As stated above, the net amount reflects the Company’s 20% portion of the total write-down and sales.

In addition, better than expected losses in the covered loan portfolio resulted in a reduction of the FDIC indemnification asset of $740,000 during the first six months of 2010. These losses are off-set by increased loan yield on covered loans evidenced in the net interest margin calculation. Service charges on deposit accounts were $1.2 million for the first six months of 2010 and remained virtually unchanged from the same period in 2009. Securities losses totaled $98,000 for the first half of 2010, which reflects the OTTI charge mentioned above, compared with $293,000 in gains for the first half of 2009.

Noninterest Expense

Noninterest expense totalled $16.2 million for the quarter ended June 30, 2010 compared with $34.5 million for the quarter ended June 30, 2009, a decrease of $18.3 million or 53.0%. As mentioned above, a goodwill impairment of $5.7 million was taken during the second quarter of 2010; likewise, a $24.0 million impairment was taken in the second quarter of 2009. Excluding these respective goodwill impairment charges, noninterest expenses would have declined slightly by $36,000 in 2010 versus the second quarter of 2009 to equal $10.4 million.

Salaries and employee benefits were $4.8 million and represented 46.0% of all noninterest expenses excluding the goodwill impairment charge, for the quarter. Salaries and wages declined $223,000, or 4.4%, from the same quarter in 2009.

Occupancy expenses and equipment expenses equaled $713,000 and $363,000, respectively, for the three months ended June 30, 2010 versus $554,000 and $419,000, respectively, for the second quarter of 2009. The increase in occupancy expense of $159,000 or 28.7% from the prior year’s second quarter is the direct result of having a full quarter of expense related to the acquisition of bank premises in May 2009 associated with the SFSB transaction. Equipment expenses declined $56,000 or 13.4% for the same period.

FDIC deposit insurance expenses aggregated $613,000 for the second quarter of 2010 compared with $744,000 in the second quarter of 2009. The decline was due to a lump sum assessment of $582,000 being paid in the second quarter of 2009. FDIC expenses taken during the first quarter and second quarter of 2010 represent the amortization of the $8.7 million payment made at year end 2009, which is expensed over three years in amounts prescribed by the FDIC.

Other noninterest expenses for the second quarter include professional fees of $743,000 and legal fees of $96,000. Professional fees increased $287,000 versus the same quarter in 2009 due solely to contracted labor for internal audit, external loan review, additional labor in the finance area needed to address SEC disclosure requirements, and additional labor to implement the accounting for loans managed under the FDIC shared-loss agreements. Management anticipates lower professional fees going forward as these tasks are essentially complete or staffing levels are now appropriate to address these issues. Concurrently, legal fees declined $209,000 versus the same quarter of 2009. Legal expenses should be normalized in 2010 as increased legal work was necessitated in the second quarter of 2009 related to the SFSB transaction.

Data processing fees declined $160,000, or 21.9%, for the quarter ended June 30, 2010 versus the same period in 2009. The decline is attributable to the full integration of the SFSB platform in the second half of 2009.

Other noninterest expenses for the three months ended June 30, 2010 included other operating expenses of $2.0 million and amortization of intangibles of $566,000. Other operating expenses increased $385,000 from the same quarter in 2009 due to increased credit expenses related to sale of a troubled loan and increased external audit fees. Additional credit expenses of $191,000 were taken in the second quarter of 2010 for the aforementioned troubled loan. Furthermore, the Company paid approximately $171,000 in supplemental audit fees.

For the six months ended June 30, 2010, noninterest expenses aggregated $26.0 million, a decline of $17.9 million or 40.7% compared with $43.9 million for the same period in 2009. Excluding the $5.7 million and $24.0 million goodwill impairment charges mentioned above for 2010 and 2009, respectively, noninterest expenses would have totaled $20.3 million for the first six months of 2010 versus $19.9 million for the first six months of 2009.

Salaries and employee benefits were $9.9 million and represented 48.9% of all noninterest expenses excluding the goodwill impairment charge, for the first six months of the year. Salaries and wages increased $482,000 or 5.1% from the same period in 2009. Occupancy expenses were $1.5 million for the six months ended June 30, 2010 compared with $1.1 million for the same period in 2009. The $318,000 or 28.0% increase in occupancy expenses noted above was due to the full burden of the SFSB branches in 2010. Equipment expenses were $775,000 through June 30, 2010 versus $762,000 for the first six months of 2009.

FDIC deposit insurance expenses totaled $1.2 million for the first half of 2010 compared with $874,000 for the same period in 2009. The FDIC expenses taken during the first and second quarters of 2010 represent the amortization of the $8.7 million up-front payment that includes all of the Maryland deposits taken at year end 2009 and expensed over three years.

Professional fees were $1.1 million for the first six months of 2010 compared with $1.2 million for the same period in 2009. Professional fees declined slightly by $79,000 or 6.8% for the first half of 2010 versus the first half of 2009. Professional fees were inordinately high for both periods due to the increased contract labor in 2010 mentioned above, and 2009 professional fees reflected one time fees related to the SFSB transaction. Legal fees declined $413,000 or 74.4% from $555,000 in the first six months of 2009 to $142,000 for the first half of 2010. Again, the Bank incurred higher legal costs in the first half of 2009 related to the SFSB transaction.

The Company achieved efficiencies with respect to data processing fees. Data processing fees declined $396,000, or 26.9%, for the quarter ended June 30, 2010 versus the same period in 2009. The decline is attributable to the full integration of the SFSB platform in the second half of 2009.

Other noninterest expenses for the six months ended June 30, 2010 included other operating expenses of $3.5 million and amortization of intangibles of $1.1 million. Other operating expenses increased $146,000 from the same period in 2009 due to the aforementioned increased credit expenses as well as increased external audit fees.

Income Taxes

Income tax benefit was $7.8 million for the three months ended June 30, 2010, compared with income tax benefit of $14,000 for the same period in 2009. The income tax benefit was impacted by of the non-tax treatment of the goodwill impairment charge taken in the second quarter of 2009.

The Company recorded an income tax benefit of $9.5 million for the first six months of 2010 versus income tax expense of $4.9 million for the first six months of 2009. Despite reporting a before-tax loss of $8.4 million for the first six months of 2009, the Company incurred an income tax expense of $4.9 million due to the gain recorded on the SFSB transaction.

FINANCIAL CONDITION

At June 30, 2010, the Company had total assets of $1.204 billion, a decrease of $22.8 million or 1.9% from $1.227 billion at December 31, 2009. Total loans, including loans covered by the FDIC share-loss agreements of $133.0 million, aggregated $695.5 million at June 30, 2010 decreasing $34.1 million, or 4.8% from $729.6 million at December 31, 2009. The fair value of covered loans declined $18.0 million, or 11.9%, from year end December 31, 2009. The reduction in the covered loan portfolio was due to the work of the Company’s special assets department in handling the disposition of FDIC covered assets and declining balances of FDIC covered loans. Non covered loans equaled $562.5 million at June 30, 2010, declining $16.1 million, or 2.8% since year end. The decline in loan volume within the non-covered loan portfolio was the direct result of $4.8 million in net loan charge-offs coupled with loan run-off and an overall decrease in loan demand.

The Company’s securities portfolio increased $19.4 million or 6.4% during the first half of 2010 to equal $320.3 million. The Company had Federal funds sold of $16.7 million at June 30, 2010 versus none at year-end 2009. The increase in the securities portfolio and overnight funds was due to the decline in total loans noted above, as excess deposit balances were invested accordingly.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $213.9 million at June 30, 2010 and $179.4 million at December 31, 2009. At June 30, 2010, the Company had a net unrealized gain on the AFS portfolio of $5.8 million compared with a net unrealized gain of $3.1 million at December 31, 2009.

Total deposits at June 30, 2010 were $1.044 billion, increasing $13.1 million from December 31, 2009. The most notable increase by deposit category was evidenced in money market deposit accounts, which increased $18.5 million, or 16.4%, during the first six months of 2010. Other accounts such as NOW, savings, and demand deposits collectively increased $14.0 million or 6.5%. Correspondingly, time deposits declined $19.4 million during the first half of 2010 as management continued to lower rates among all regions as loan demand was weak and covered loans continued to decline in volume. The Company’s total loan-to-deposit ratio was 66.6% at June 30, 2010 and 70.7% at December 31, 2009.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of June 30, 2010 and December 31, 2009.

Stockholders’ equity at June 30, 2010 was $109.1 million and represented 9.1% of total assets. Stockholders’ equity was $131.6 million, or 10.7% of total assets, at December 31, 2009. Stockholders’ equity was impacted by the net operating loss and write-off of remaining goodwill. The reduction in goodwill did not impact tangible equity or regulatory capital ratios.

Asset Quality – non-covered assets

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the loan portfolio.

Non-covered loan quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risks inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and appropriateness of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies. See Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section above for further discussion.

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At June 30, 2010, non-covered nonperforming assets totaled $46.0 million and net charge-offs were $4.8 million for the six month period then ended. This compares with nonperforming assets of $21.8 million and net charge-offs of $7.9 million at and for the year ended December 31, 2009. Nonperforming loans increased $21.4 million during the first six months of 2010.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	June 30, 2010	December 31, 2009
Nonaccrual loans	$41,690	$20,011
Loans past due over 90 days and accruing interest	—	247

Total nonperforming non-covered loans	41,690	20,258
Other real estate owned (OREO) – non-covered	4,333	1,586

Total nonperforming non-covered assets	$46,023	$21,844

Balances
Allowance for loan losses	$38,785	$18,169
Average loans during quarter, net of unearned income	575,457	573,367
Loans, net of unearned income	562,539	578,629

Ratios
Allowance for loan losses to loans	6.89%	3.14%
Allowance for loan losses to nonperforming assets	84.27%	83.18%
Allowance for loan losses to nonaccrual loans	93.03%	90.80%
Nonperforming assets to loans and other real estate	8.12%	3.77%
Net charge-offs for quarter to average loans, annualized	.98%	4.09%

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2010 and December 31, 2009 is below (dollars in thousands):

	June 30, 2010			December 31, 2009
	Amount of Non Accrual	Non-Covered Loans	% of Non-Covered Loans	Amount of Non Accrual	Non-Covered Loans	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$6,864	$150,913	4.55%	$4,750	$146,141	3.25%
Commercial	4,285	209,205	2.05%	3,861	188,991	2.04%
Construction and land development	26,009	114,626	22.69%	10,115	144,297	7.01%
Second mortgages	162	10,585	1.53%	194	13,935	1.39%
Multifamily	—	13,231	—	—	11,995	—
Agriculture	—	4,124	—	—	5,516	—

Total real estate loans	37,320	502,684	7.42%	18,920	510,875	3.70%
Commercial loans	4,047	47,108	8.59%	174	42,157	0.41%
Consumer installment loans	263	9,757	2.70%	910	14,145	6.43%
All other loans	60	3,493	1.72%	7	12,205	0.06%

Gross loans	$41,690	$563,042	7.40%	$20,011	$579,382	3.45%

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2010 and December 31, 2009, total impaired non-covered loans equaled $125.2 million and $56.5 million, respectively. Management has adopted a nine point risk rating system for which credits are continually monitored for proper classification. The increase in impaired loans demonstrates weakening economic conditions specifically in the real estate market and management’s determination that these credits warrant substandard or worse classification

Impaired loans, by definition, are loans where management believes that it is more likely than not that the borrower will not be able to fully meet its contractual obligations, including all principal and interest payments. Under the Company’s current internal loan grading system, this includes all loans adversely classified “substandard” or worse. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

Asset Quality – covered assets

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows that it expects to collect from a pool of covered loans, which include undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool. An impairment charge of $880,000 was posted to the allowance for loan losses during the second quarter ended June 30, 2010 and no impairment charge was taken at December 31, 2009.

Covered assets that would normally be considered non-performing except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared-loss agreements at June 30, 2010 and December 31, 2009 are as follows;

(dollars in thousands)
	June 30, 2010	December 31, 2009
Nonaccrual covered loans(1)	$32,755	$49,906
Fair value adjustment	(19,130)	(22,199)

Nonaccrual covered loans at fair value	13,625	27,707
Other real estate owned (OREO) - covered	8,755	12,822

Total nonperforming covered assets	$22,380	$40,529

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $216.3 million and $242.0 million at June 30, 2010 and December 31, 2009, respectively. In accordance with ASC 310, covered loans are recorded at fair market value of $133.0 million and $150.9 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company’s ratio of total capital to risk-weighted assets was 14.3% as of June 30, 2010. The ratio of Tier 1 Capital to risk-weighted assets was 13.1% as of June 30, 2010. The Company’s leverage ratio was 7.5% as of June 30, 2010. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.3% during the quarter ended June 30, 2010.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest bearing liabilities. At June 30, 2010, the Company’s interest-earning assets exceeded its interest bearing liabilities by $25.0 million, as compared with $26.0 million at December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of June 30, 2010 and December 31, 2009, is as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Commitments with Off-Balance Sheet Risks
Commitments to extend credit	$74,226	$88,668
Standby letters of credit	12,364	15,284

Total commitments with off-balance sheet risks	$86,590	$103,952

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at June 30, 2010:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(2.8)%	$(1,152)
+100 bp	(1.9)%	(805)
most likely	0%	—
–100 bp	4.4%	1,849
–200 bp	9.8%	4,066

At June 30, 2010, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.8%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 9.8%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated under it. The Certifying Officers based this conclusion on the fact that the Company had a material weakness with respect to its internal controls relating to the financial reporting process for the Company’s periodic reports.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited material weaknesses in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports and relating to the determination of specific reserves on impaired loans. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company has concluded that these material weaknesses continue to exist as of June 30, 2010, as described below.

For the first six months of 2010 and as of June 30, 2010, management concluded that the Company’s financial and accounting department has lacked sufficient resources and expertise to address properly the issues that it must address on a quarterly basis and that the Company’s policies and procedures have not provided for timely review of financial-related matters and related accounting entries. On three occasions in the past 16 months, the Company has filed for a deadline extension for the submission of a periodic report. In addition, the Company’s financial and accounting department has been understaffed for the accounting complexities that it has had to address in recent fiscal quarters. This department has had to evaluate numerous non-routine accounting issues, such as issues relating to the shared-loss agreements with the FDIC, in addition to focusing on the day-to-day fiscal operations of the Company and periodic filings with the Commission. The Company also has unresolved comments from the Commission relating to the Company’s need to amend past periodic reports to include financial statements and related information with respect to each of the Company’s predecessors (TFC and BOE) and otherwise enhance disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and other items.

The Company, formerly a special purpose acquisition company, and the Bank have grown substantially over the past two years. In May 2008, the Company merged with each of BOE, the holding company for the Bank, and TFC, the holding company for TransCommunity Bank, and, in July 2008, TransCommunity Bank merged into the Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth has put considerable strain on the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of the Company’s size and complexity. Furthermore, this growth has strained the Company’s control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls. As of June 30, 2010, the Company had not implemented and validated the necessary procedures to ensure that it has the structure to support an effective internal control over financial reporting.

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

In addition, management has concluded that the Company currently does not produce and maintain adequate documentation to support the impairment value assigned to potentially troubled loans, as required by ASC 310. For example, impairment worksheets often do not include important data regarding the most recent valuation, and deductions from the most recent valuation are not delineated or supported. While the Company believes that these concerns have not adversely affected the ultimate determination of the Company’s allowance for loan losses and provision for loan losses, management concluded that they were the result of a material weakness in the Company’s internal controls relating to the determination of specific reserves on impaired loans.

Remediation Steps to Address Material Weakness

To address the issues described above, the Company has been taking remediation steps over the past 15 months. The Company continues to evaluate its financial accounting staff levels and expertise and to implement appropriate oversight and review procedures.

During the third quarter of 2009, the Company engaged an independent consulting firm to support the Company in its assessment of the Company’s quarterly post-closing process, its assessment of the internal control processes in the Company’s financial and accounting department to ensure that all key controls are identified and that the controls and process are appropriately documented and provide qualified resources to support the Company’s chief financial officer and chief accounting officer. During the first quarter of 2010, this firm provided an assessment of the strengths and weaknesses of the financial and accounting department, and management is currently evaluating immediate additional remediation steps. In addition, the Company engaged an independent accounting firm to support the Company with the accounting for the loan portfolio in its Maryland market subject to the FDIC shared-loss agreements. Finally, in January 2010, the Company hired both a financial reporting manager and an assistant controller and, in May 2010, appointed the financial reporting manager as its controller and chief accounting officer. The Company believes that all of these steps will remediate the material weakness in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports once it is able to validate their results.

Beginning in the third quarter of 2009, under the oversight of its Board of Directors and its various committees, the Company has been establishing comprehensive internal remediation plans for issues that it has identified with respect to internal audit and other controls, and each plan requires the completion of corrective actions, identifies members of management as responsible parties and sets completion dates for addressing issues. These plans include the review, adoption and implementation of numerous formal policies and procedures appropriate for controls of an organization of the Company’s size and complexity. The Company believes that these actions have positively affected the Company’s internal control over financial reporting in the limited time that they have been implemented and that they will continue to positively affect such controls in the future.

In March 2010, the Company reassigned the chief credit officer to a new chief lending officer position and hired a new chief credit officer. The Company believes that the segregation of responsibilities among two positions will enable the Company to address properly the issues that it needs to address at a time of concern with respect to asset quality and the uncertainty of the real estate markets and general economy in each of the Company’s regions, including the material weakness in the Company’s internal controls relating to the determination of specific reserves on impaired loans. While the new position of chief lending officer will provide oversight over the Company’s lenders, the chief credit officer will be responsible for the continuous maintenance and review of the Bank’s loan portfolio to mitigate overall credit risk by preventing or reducing loan losses, assuring that documentation is in compliance with loan committee approvals, state and federal regulations, assisting in the detection of deterioration in loan quality, reviewing and ensuring policy objectives are met and establishing overall risk criteria and diversification parameters of the Bank’s credit portfolio.

Led by the new chief credit officer, management is currently reviewing the Company’s staffing and procedures for handling problem loans, including the loan watch list and the process for determining specific reserves on impaired loans. The Company expects to implement appropriate enhancements and remediate the material weakness related to this area in the third quarter of 2010. Appropriate enhancements include the adoption and implementation of a new comprehensive allowance for loan loss policy by September 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

Except for the additional risk factors presented below, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

We may need to raise capital that may not be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at June 30, 2010, additional losses that we may incur in the future may require us to raise capital. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges. In addition, if we issue equity capital, it may be at a lower price and in all cases our existing stockholders’ interests would be diluted.

The realization of the benefits of the FDIC shared-loss agreements depends on our compliance with the agreements.

Under the shared-loss agreements into which we entered in January 2009, the FDIC will reimburse us for 80% of losses arising from covered loans and foreclosed real estate assets on the first $118 million in losses of such covered loans and foreclosed real estate assets and for 95% of losses on covered loans and foreclosed real estate assets thereafter. The shared-loss agreements include a number of obligations for us, including, for example, the submission of detailed certificates, on a monthly basis for losses on single family one-to-four residential mortgage loans and on a quarterly basis for losses on other covered assets, for the FDIC’s review.

Because the shared-loss agreements subject us to a number of contractual requirements, we must implement effective internal processes over covered assets (including consistency in the treatment of covered and non-covered assets) to maintain the guaranty that the FDIC has agreed to provide, which underpins the FDIC indemnification asset, which totaled $70.7 million at June 30, 2010. Any failure to comply with the contractual requirements of the shared-loss agreements may lead to the revocation of the agreements, which would necessitate the write-off of the related indemnification asset and the receivable that we carry on our balance sheet for amounts that we have billed the FDIC.

We can give no assurances that our deferred tax asset will not become impaired in the future because it is based on projections of future earnings, which are subject to uncertainty and estimates that may change based on economic conditions.

We can give no assurances that our deferred tax asset will not become impaired in the future. At June 30, 2010, we recorded net deferred income tax assets of $7.5 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

A substantial decline in the value of our securities portfolio may result in an “other-than-temporary” impairment charge.

The total amount of our available-for-sale securities portfolio was $213.9 million at June 30, 2010. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ George M. Longest, Jr.
George M. Longest, Jr.
President and Chief Executive Officer
Date: August 9, 2010
/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
Date: August 9, 2010