Form 10-Q
period 2010-09-30
Community Bankers Trust Corp
filed 2010-11-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

At September 30, 2010, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS	(dollars in thousands)
Cash and due from banks	$12,418	$13,575
Interest bearing bank deposits	12,504	18,660
Federal funds sold	2,942	—

Total cash and cash equivalents	27,864	32,235

Securities available for sale, at fair value	237,088	179,440
Securities held to maturity, at cost (fair value of $96,540 and $117,008, respectively)	91,765	113,165
Equity securities, restricted, at cost	6,990	8,346

Total securities	335,843	300,951

Loans not covered by FDIC shared loss agreement	547,509	578,629
Loans covered by FDIC shared loss agreement	123,172	150,935

Total loans	670,681	729,564
Allowance for loan losses (non-covered loans of $34,353 and $18,169, respectively; covered loans of $829 and $0, respectively)	(35,182)	(18,169)

Net loans	635,499	711,395
FDIC indemnification asset	61,170	76,107
Bank premises and equipment, net	35,985	37,105
Other real estate owned, covered by FDIC shared loss agreement	10,104	12,822
Other real estate owned, non-covered	4,320	1,586
Bank owned life insurance	6,759	6,534
FDIC receivable under shared loss agreement	24,269	7,950
Core deposit intangibles, net	15,384	17,080
Goodwill	—	5,727
Other assets	20,645	17,231

Total assets	$1,177,842	$1,226,723

LIABILITIES
Deposits:
Noninterest bearing	$69,494	$62,198
Interest bearing	948,251	969,204

Total deposits	1,017,745	1,031,402
Federal funds purchased	—	8,999
Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	8,241	13,604

Total liabilities	1,067,110	1,095,129

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(709)	(854)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	143,999	143,999
Retained deficit	(57,144)	(32,019)
Accumulated other comprehensive income	5,654	1,536

Total stockholders’ equity	110,732	131,594

Total liabilities and stockholders’ equity	$1,177,842	$1,226,723

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

(dollars and shares in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Interest and dividend income
Interest and fees on non-covered loans	$8,235	$8,820	$25,436	$26,236
Interest and fees on FDIC covered loans	3,692	4,152	10,671	11,380
Interest on federal funds sold	1	10	5	36
Interest on deposits in other banks	19	60	73	262
Interest and dividends on securities
Taxable	2,340	2,081	6,507	7,580
Nontaxable	866	896	2,640	2,473

Total interest and dividend income	15,153	16,019	45,332	47,967
Interest expense
Interest on deposits	4,141	6,026	13,485	18,443
Interest on federal funds purchased	1	2	1	6
Interest on other borrowed funds	342	338	1,006	1,071

Total interest expense	4,484	6,366	14,492	19,520

Net interest income	10,669	9,653	30,840	28,447
Provision for loan losses	1,116	5,231	27,440	11,271

Net interest income after provision for loan losses	9,553	4,422	3,400	17,176

Noninterest income
Service charges on deposit accounts	659	674	1,846	1,863
Gain on bank acquisition transaction	—	—	—	20,255
Gain (loss) on securities transactions, net	(296)	612	(394)	905
Gain (loss) on sale of other real estate, net	(770)	500	(4,329)	563
Other	(1,120)	356	1,650	1,337

Total noninterest income	(1,527)	2,142	(1,227)	24,923

Noninterest expense
Salaries and employee benefits	5,255	4,840	15,191	14,294
Occupancy expenses	774	752	2,226	1,886
Equipment expenses	322	436	1,097	1,198
Legal fees	117	217	259	772
Professional fees	425	185	1,502	1,341
FDIC assessment	579	436	1,797	1,310
Data processing fees	735	743	1,813	2,217
Amortization of intangibles	565	565	1,696	1,675
Impairment of goodwill	—	—	5,727	24,032
Other operating expenses	1,615	1,765	5,114	5,118

Total noninterest expense	10,387	9,939	36,422	53,843

Loss before income taxes	(2,361)	(3,375)	(34,249)	(11,744)
Income tax (benefit) expense	(1,062)	(1,473)	(10,570)	3,380

Net loss	$(1,299)	$(1,902)	$(23,679)	$(15,124)
Dividends accrued on preferred stock	—	223	442	661
Accretion of discount on preferred stock	48	47	145	135
Accumulated preferred dividends	221	—	221	—

Net loss available to common stockholders	$(1,568)	$(2,172)	$(24,487)	$(15,920)

Net loss per share — basic	$(0.07)	$(0.10)	$(1.14)	$(0.74)

Net loss per share — diluted	$(0.07)	$(0.10)	$(1.14)	$(0.74)

Weighted average number of shares outstanding
basic	21,468	21,468	21,468	21,468
diluted	21,468	21,468	21,468	21,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND

THE YEAR ENDED DECEMBER 31, 2009

(dollars and shares in thousands)

								Accumulated
			Discount			Additional		Other
	Preferred		on Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2009	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403
Amortization of preferred stock warrants	—	—	177	—	—	—	(177)	—	—
Reclassification for preferred stock dividends	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	(2,077)	—	—	(2,077)
Dividends paid on preferred stock	—	—	—	—	—	—	(800)	—	(800)
Comprehensive income:
Net loss	—	—	—	—	—	—	(29,335)	—	(29,335)
Change in unrealized gain/loss in investment securities, net of tax of $1,576	—	—	—	—	—	—	—	3,059	3,059
Less: Reclassification adjustment for gain on securities sold, net of tax of $291	—	—	—	—	—	—	—	(565)	(565)
Change in funded status of pension plan, net of tax of $158	—	—	—	—	—	—	—	307	307

Total comprehensive loss	—	—	—	—	—	—	—		(26,534)
Dividends paid on common stock ($.16 per share)	—	—	—	—	—	—	(3,435)	—	(3,435)

Balance December 31, 2009 (Audited)	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,019)	$1,536	$131,594
Amortization of preferred stock warrants	—	—	145	—	—	—	(145)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:
Net loss	—	—	—	—	—	—	(23,679)	—	(23,679)
Change in funded status of pension plan, net of tax of $283	—	—	—	—	—	—	—	(550)	(550)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in unrealized gain/loss in investment securities, net of tax of $2,174	—	—	—	—	—	—	—	4,414	4,414
Less: Reclassification adjustment for gain on securities sold, net of tax of $22	—	—	—	—	—	—	—	(43)	(43)
Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303

Total comprehensive loss									(19,561)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance September 30, 2010 (Unaudited)	$17,680	$1,037	$(709)	21,468	$215	$143,999	$(57,144)	$5,654	$110,732

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED)

(dollars in thousands)

	September 30,	September 30,
	2010	2009
Operating activities:
Net loss	$(23,679)	$(15,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	3,245	3,130
Provision for loan losses	27,440	11,271
Amortization of security premiums and accretion of discounts, net	1,246	1,411
Change in loans held for sale	—	200
Net gain on bank acquisition transaction	—	(20,255)
Impairment of goodwill	5,727	24,032
Net loss (gain) on sale of securities	394	(905)
Net loss (gain) on sale and valuation of other real estate	4,329	(563)
Net loss on sale of loans	—	13
Changes in assets and liabilities:
(Increase) decrease in other assets	(5,804)	124
Decrease in accrued expenses and other liabilities	(7,859)	(5,017)

Net cash provided by (used in) operating activities	5,039	(1,683)

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	61,248	147,928
Purchase of securities	(90,383)	(143,244)
Proceeds from sale of other real estate	5,007	—
Cash acquired in bank acquisition transaction	—	54,717
Net decrease (increase) in loans, excluding covered loans	16,647	(49,105)
Net decrease in loans, covered by FDIC shared loss agreement	21,466	32,168
Principal recoveries of loans previously charged off	991	—
Purchase of premises and equipment, net	(429)	(14,634)

Net cash provided by investing activities	14,547	27,830

Financing activities:
Net decrease in noninterest bearing and interest bearing demand deposits	(13,657)	(81,575)
Net (decrease) increase in federal funds purchased	(8,999)	31
Cash paid to reduce FHLB borrowings	—	(38,425)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	(2,077)
Cash dividends paid	(1,301)	(3,236)

Net cash used in financing activities	(23,957)	(125,282)

Net decrease in cash and cash equivalents	(4,371)	(99,135)

Cash and cash equivalents:
Beginning of the period	$32,235	$128,433

End of the period	$27,864	$29,298

Continued

	September 30, 2010	September 30, 2009
Supplemental disclosures of cash flow information:
Interest paid	$15,307	$20,686
Income taxes paid	250	296
Transfers of OREO property	9,352	952

Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$—	$198,253
Other real estate owned	—	9,416
Securities	—	4,954
FDIC indemnification	—	84,584
Fixed assets, net	—	37
Other assets	—	10,332
Deposits	—	302,756
Borrowings	—	37,525
Other liabilities	—	1,757

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company at September 30, 2010, and the results of its operations, changes in stockholders’ equity, and its cash flows for the three and nine months ended September 30, 2010.

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-04, Accounting for Various – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements, subsequent events, use of the residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of the discount rate used for measuring defined benefit obligations. The Company adopted this guidance without a material impact on its consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Disclosures should be provided based on portfolio segment and class of financing receivable. Additional disclosures by class of financing receivable will be required relating to credit quality indicators, aging of past due financing receivables, and the nature and extent of troubled debt restructurings during the period. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Restatement of Previously Issued September 30, 2009 Financials

The Company has restated certain information in its consolidated financial statements for the period ended September 30, 2009 in order to reflect the appropriate accounting treatment for the assets that the Company acquired in the SFSB transaction based on additional information obtained during the fourth quarter of 2009. See Notes 4 and 5 for additional information with respect to the accounting for the covered loans and the FDIC indemnification asset.

In its Quarterly Report on Form 10-Q for the period ended September 30, 2009, the Company had presented these items as a component of total loans rather than segregating between covered loans and the FDIC indemnification asset because the prescribed accounting treatment under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, allows the acquirer one year to develop and implement the related accounting associated with the acquisition. As part of this allowed accounting treatment, the gain on the transaction has also been adjusted. In connection with responses to comments from the SEC, the Company has informed the SEC that it would revise its consolidated financial statements for the period ended September 30, 2009 in any amended and/or future filings to reflect the proper accounting treatment, as presented in this Form 10-Q.

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	September 30, 2010
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$23,253	$693	$—	$23,946
State, county and municipal	125,555	7,309	(44)	132,820
Corporate and other bonds	2,052	169	—	2,221
Mortgage backed securities	76,017	2,057	—	78,074
Financial institution securities	54	—	(27)	27

Total Securities Available for Sale	$226,931	$10,228	$(71)	$237,088

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—
State, county and municipal	13,076	1,231	—	14,307
Corporate and other bonds	1,008	11	—	1,019
Mortgage backed securities	77,681	3,533	—	81,214

Total Securities Held to Maturity	$91,765	$4,775	$—	$96,540

	December 31, 2009
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corporate and other bonds	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial institution securities	1,192	113	(437)	868

Total Securities Available for Sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corporate and other bonds	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total Securities Held to Maturity	$113,165	$3,855	$(12)	$117,008

The amortized cost and fair value of securities as of September 30, 2010 by contractual maturity are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,511	$2,524	$14,029	$14,375
Due after one year through five years	53,816	56,206	73,123	75,559
Due after five years through ten years	33,559	35,833	108,431	113,597
Due after ten years	1,879	1,977	31,294	33,530

	91,765	96,540	226,877	237,061
Financial institution securities	—	—	54	27

Total securities	$91,765	$96,540	$226,931	$237,088

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (“OTTI”) on securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Gross realized gains	$89	$635	$525	$1,041
Gross realized losses	385	23	460	136
OTTI	—	—	459	—

Net securities gain (loss)	$(296)	$612	$(394)	$905

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At September 30, 2010, the financial institution securities were deemed to have impairment losses that were other than temporary in nature in the amount of $459,000, as management does not intend to hold them until they recover their value. At December 31, 2009, there were no investments held that had impairment losses other than temporary in nature.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2010 and December 31, 2009 were as follows (dollars in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal	304	(7)	602	(37)	906	(44)
Corporate and other bonds	—	—	—	—	—	—
Mortgage backed securities	—	—	—	—	—	—
Financial institution securities	54	(27)	—	—	54	(27)

Total	$358	$(34)	$602	$(37)	$960	$(71)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$1,078	$(1)	$—	$—	$1,078	$(1)
State, county and municipal	25,771	(514)	1,948	(47)	27,719	(561)
Mortgage backed securities	4,897	(8)	615	(3)	5,512	(11)
Financial institution securities	1,127	(437)	—	—	1,127	(437)

Total	$32,873	$(960)	$2,563	$(50)	$35,436	$(1,010)

The unrealized losses in the investment portfolio at September 30, 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 4 securities that are all of investment grade and may be backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company has the ability to, and believes it is more likely than not it will, hold these securities until they recover in value, with the exception of the financial institution securities that were sold subsequent to quarter end for a loss of $27,000. Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s income statement and balance sheet.

Securities with amortized costs of $39.8 million and $30.1 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits and for other purposes required or permitted by law.

3. LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at September 30, 2010 and December 31, 2009 were comprised of the following (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$144,319	26.34%	$146,141	25.22%
Commercial	210,812	38.48	188,991	32.62
Construction and land development	110,581	20.18	144,297	24.91
Second mortgages	11,093	2.02	13,935	2.41
Multifamily	10,754	1.96	11,995	2.07
Agriculture	4,030	0.74	5,516	0.95

Total real estate loans	491,589	89.72	510,875	88.18
Commercial loans	43,980	8.03	42,157	7.28
Consumer installment loans	10,223	1.87	14,145	2.44
All other loans	2,087	0.38	12,205	2.10

Gross loans	547,879	100.00%	579,382	100.00%

Less unearned income on loans	(370)		(753)

Non-covered loans, net of unearned income	$547,509		$578,629

At September 30, 2010 and December 31, 2009, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At September 30, 2010 and December 31, 2009, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

For the three months ended September 30, 2010, the total amount of interest reserves recognized as interest income on construction loans with interest reserves, all of which was capitalized interest recorded in the Company’s loan portfolio, was $118,000. For the nine months ended September 30, 2010, this amount was $584,000. There were no construction loans with interest reserves that were nonperforming at September 30, 2010.

The following is a summary of information for impaired and nonaccrual loans at September 30, 2010, December 31, 2009 and September 30, 2009 for non-covered loans (dollars in thousands):

	September 30, 2010	December 31, 2009	September 30, 2009

Impaired loans without a valuation allowance	$63,782	$23,109	$27,728
Impaired loans with a valuation allowance	63,342	33,347	26,776

Total impaired loans	$127,124	$56,456	$54,504

Valuation allowance related to impaired loans	$18,233	$8,779	$9,454
Total nonaccrual loans	43,298	20,011	20,572
Total loans 90 days or more past due and still accruing	35	247	1,462

Average investment in impaired loans was $96.8 million and $43.0 million for the periods ended September 30, 2010 and 2009, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no amounts recognized during the three or nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010 and 2009, estimated interest income of $895,000 and $321,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2010 and 2009, estimated interest income of $2.0 million and $787,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Activity in the allowance for loan losses on non-covered loans for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009 was comprised of the following (dollars in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Beginning allowance	$38,785	$12,185	$18,169	$6,939
Provision for loan losses	1,116	5,231	26,560	11,271
Recoveries of loans charged off	99	224	786	306
Loans charged off	(5,647)	(1,429)	(11,162)	(2,305)

Allowance at end of period	$34,353	$16,211	$34,353	$16,211

The following tables present charge-offs and recoveries for non-covered loans by loan category for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009 (dollars in thousands):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$628	$—	$628	$—	$—	$—
Commercial	410	(3)	407	814	—	814
Construction and land development	4,115	(56)	4,059	583	(183)	400
Second mortgages	59	—	59	—	—	—
Multifamily	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—

Total real estate loans	5,212	(59)	5,153	1,397	(183)	1,214
Commercial loans	382	(21)	361	—	(17)	(17)
Consumer installment loans	23	(4)	19	4	(11)	(7)
All other loans	30	(15)	15	28	(13)	15

Total non-covered loans	$5,647	$(99)	$5,548	$1,429	$(224)	$1,205

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$1,235	$—	$1,235	$276	$—	$276
Commercial	1,186	(502)	684	814	—	814
Construction and land development	6,889	(56)	6,833	652	(199)	453
Second mortgages	360	(79)	281	34	—	34
Multifamily	375	—	375	—	—	—
Agriculture	—	—	—	13	—	13

Total real estate loans	10,045	(637)	9,408	1,789	(199)	1,590
Commercial loans	800	(80)	720	318	(20)	298
Consumer installment loans	219	(17)	202	170	(74)	96
All other loans	98	(52)	46	28	(13)	15

Total non-covered loans	$11,162	$(786)	$10,376	$2,305	$(306)	$1,999

4. LOANS COVERED BY FDIC SHARED LOSS AGREEMENT (COVERED LOANS)

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB acquisition (the “covered loans”).

As of September 30, 2010 and December 31, 2009, the outstanding balance of the covered loans was $200.9 million and $242.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$104,358	84.73%	$119,065	78.88%
Commercial	4,316	3.50	5,835	3.87
Construction and land development	6,761	5.49	17,020	11.28
Second mortgages	7,539	6.12	8,194	5.43
Multifamily	92	0.07	—	—
Agriculture	—	—	627	0.41

Total real estate loans	123,066	99.91	150,741	99.87
Commercial loans	—	—	—	—
Consumer installment loans	106	0.09	194	0.13
All other loans	—	—	—	—

Gross covered loans	$123,172	100.00%	$150,935	100.00%

Activity in the allowance for loan losses on covered loans for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009 was comprised of the following (dollars in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Beginning allowance	$829	$—	$—	$—
Provision for loan losses	—	—	880	—
Recoveries of loans charged off	—	—	205	—
Loans charged off	—	—	(256)	—

Allowance at end of period	$829	$—	$829	$—

The following table presents charge-offs and recoveries for covered loans by loan category for the nine months ended September 30, 2010 and September 30, 2009. There were no charge-offs or recoveries for the three months ended September 30, 2010 and September 30, 2009 (dollars in thousands):

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Construction and land development	256	(205)	51	—	—	—
Second mortgages	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—

Total real estate loans	256	(205)	51	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total non-covered loans	$256	$(205)	$51	$—	$—	$—

The change in the accretable yield balance for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows (dollars in thousands):

Balance, January 1, 2009	$—
Additions	61,023
Accretion	(15,139)
Reclassification from (to) Non-accretable Yield	10,908

Balance, December 31, 2009	56,792
Additions	—
Accretion	(10,671)
Reclassification from (to) Non-accretable Yield	26,934

Balance, September 30, 2010	$73,055

The covered loans are not classified as nonperforming assets as of September 30, 2010, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of September 30, 2010, there was an allowance for loan losses recorded on covered loans of $829,000. This allowance is the result of a change in the timing of expected cash flows for one of the covered loan pools. There was no allowance for loan losses recorded on the covered loan pools as of December 31, 2009.

5. FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all of the assets of SFSB. Under the shared loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets on the first $118 million in losses of such covered loans and foreclosed real estate assets and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the SFSB transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the SFSB transaction occurs. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the SFSB transaction. New loans made after that date are not covered by the shared loss agreements. The carrying value of the shared loss agreements is detailed below.

In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, the fair value of the shared loss agreements is recorded as an asset (FDIC indemnification asset) on the Company’s consolidated balance sheet. The fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the purchase and assumption agreement with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to a shared loss agreement and the corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact on the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

The following tables present the balances of the FDIC indemnification asset related to the SFSB transaction at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009

Anticipated realizable loss	$63,293	$88,943

Estimated loss sharing value	50,634	71,090
Premium to be accreted over the life of the covered loans	10,536	5,017

FDIC indemnification asset balance	$61,170	$76,107

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

The Bank entered into shared loss agreements with the FDIC with respect to certain covered assets acquired. See Notes 4 and 5 for additional information related to certain assets covered under the FDIC shared loss agreements.

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

Economic conditions, evidenced by the significant loan loss provision taken during the second quarter, warranted an impairment evaluation of goodwill that resulted in $5.7 million in impairment charges for the quarter ended June 30, 2010. In determining a conclusion of value for the reporting unit, the guideline transactions method received 25% of the total weight (placed on tangible book value), the transaction value method received 25%, and the discounted cash flow method received 50%. This weighting methodology reflected equal consideration of the transaction value and guideline transactions methods, which are market approaches that rely on transactions in the Company’s stock and comparable banks acquired in recent acquisitions, and the discounted cash flow method, which represents a value based on the future cash flows generated by the reporting unit.

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

•

The discounted cash flow method was prepared in a manner consistent with the May 31, 2009 (as discussed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009) analysis and includes assumptions as to (a) the reporting unit’s future income statements and balance sheets, (b) the terminal multiple of earnings or tangible book value, and (c) the discount rate.

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

Goodwill and other intangible assets are presented in the following table (dollars in thousands):

	Goodwill	Core Deposit Intangibles
Balance December 31, 2009	$5,727	$17,080
Amortization	—	(1,696)
Impairment	(5,727)	—

Balance September 30, 2010	$—	$15,384

	Goodwill	Core Deposit Intangibles
Balance December 31, 2008	$37,184	$17,163
Acquisition of SFSB	—	2,158
Amortization	—	(1,675)
Impairment	(24,032)	—

Balance September 30, 2009	$13,152	$17,646

8. DEPOSITS

The following table provides interest bearing deposit information, by type, as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
NOW	$97,361	$94,711
MMDA	127,905	113,071
Savings	62,393	58,373
Time deposits less than $100,000	396,315	423,902
Time deposits $100,000 and over	264,277	279,147

Total interest bearing deposits	$948,251	$969,204

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of September 30, 2010.

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

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$23,946	$10,999	$12,947	$—
State, county, and municipal	132,820	1,994	130,826	—
Corporate and other bonds	2,221	—	2,221	—
Mortgage backed securities	78,074	—	78,074	—
Financial institution securities	27	27	—	—

Total investment securities available for sale	237,088	13,020	224,068	—

Total assets at fair value	$237,088	$13,020	$224,068	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$17,826	$5,137	$12,689	$—
State, county, and municipal	106,138	12,074	94,064	—
Corporate and other bonds	1,604	—	1,604	—
Mortgage backed securities	53,004	—	53,004	—
Financial institution securities	868	868	—	—

Total investment securities available for sale	179,440	18,079	161,361	—

Total assets at fair value	$179,440	$18,079	$161,361	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2010 and still held on the consolidated balance sheet at September 30, 2010, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$45,109	$—	$27,823	$17,286
Other real estate owned (OREO), non-covered	4,320	—	—	4,320
Other real estate owned (OREO), covered	10,104	—	460	9,644

Total assets at fair value	$59,533	$—	$28,283	$31,250

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$24,568	$—	$22,714	$1,854
Other real estate owned (OREO), non-covered	1,586	—	1,586	—
Other real estate owned (OREO), covered	12,822	—	3,909	8,913
Goodwill	5,727	—	—	5,727

Total assets at fair value	$44,703	$—	$28,209	$16,494

Total liabilities at fair value	$—	$—	$—	$—

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

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value (dollars in thousands).

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$27,864	$27,864	$32,235	$32,235
Securities available for sale	237,088	237,088	179,440	179,440
Securities held to maturity	91,765	96,540	113,165	117,008
Equity securities, restricted	6,990	6,990	8,346	8,346
Loans, non-covered	513,156	503,390	560,460	560,781
Loans, covered	122,343	143,191	150,935	150,935
FDIC indemnification asset	61,170	49,948	76,107	76,107
Accrued interest receivable	4,551	4,551	5,556	5,556

Financial liabilities:
Noninterest bearing deposits	69,494	69,494	62,198	62,198
Interest bearing deposits	948,251	948,509	969,204	973,061
Borrowings	41,124	45,808	50,123	53,640
Accrued interest payable	1,826	1,826	2,640	2,640

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2010. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include unimpaired non-covered loans, interest receivable, noninterest bearing and interest bearing deposits, other borrowings, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Loans not covered by FDIC shared loss agreement (non-covered loans)

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

Loans covered by FDIC shared loss agreement (covered loans)

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

FDIC indemnification asset

Loss sharing assets are measured separately from the related covered assets as they are not contractually embedded in the covered assets and are not transferable with the assets should the Company choose to dispose of them. Fair value is estimated using projected cash flows related to the obligations under the shared loss agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A reduction in loss expectations has resulted in the estimated fair value of the FDIC indemnification asset being lower than its carrying value. This creates a premium that is amortized over the life of the asset and is reflected in Note 5.

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

		Weighted
		Average
(dollars and shares in thousands, except per share data)	Income (Numerator)	Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2010
Basic EPS	$(1,568)	21,468	$(0.07)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(1,568)	21,468	$(0.07)

For the three months ended September 30, 2009
Basic EPS	$(2,172)	21,468	$(0.10)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(2,172)	21,468	$(0.10)

For the nine months ended September 30, 2010
Basic EPS	$(24,487)	21,468	$(1.14)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(24,487)	21,468	$(1.14)

For the nine months ended September 30, 2009
Basic EPS	$(15,920)	21,468	$(0.74)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(15,920)	21,468	$(0.74)

Excluded from the computation of diluted earnings per share were approximately 5.2 million and 7.0 million of awards, options or warrants, during the three and nine months ended September 30, 2010 and 2009, respectively, because their inclusion would be anti-dilutive.

11. DEFINED BENEFIT PLAN

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Components of Net Periodic Benefit Cost

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
(In thousands)	2010	2009	2010	2009
Service cost	$92	$92	$276	$276
Interest cost	91	81	273	243
Expected return on plan assets	(71)	(53)	(213)	(159)
Amortization of prior service cost	1	1	3	3
Amortization of net obligation at transition	(1)	(1)	(3)	(3)
Amortization of net loss	15	22	45	66

Net periodic benefit cost	$127	$142	$381	$426

At September 30, 2010, employer contributions totaled $190,000 for the plan year. The Company is currently analyzing the Defined Benefit Plan as well as other alternatives, such as enhancing its Defined Contribution Plan (401(k)). A determination during fiscal 2010 will be made for the current and future benefits for all full-time employees of the combined entities. The plan was frozen to new entrants prior to BOE’s merger with the Company.

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

The following discussion and analysis of the financial condition at September 30, 2010 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2010 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the ability of the Company to comply with regulatory actions, and the costs associated with doing so;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the Company’s compliance with and, the timing of future reimbursements from the FDIC to the Company, under the shared loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

Allowance for Loan Losses on Covered Loans

The covered loans are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the date that the covered loans were acquired, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the FDIC shared loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairments in the current period through allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

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

FDIC Indemnification Asset

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the purchase and assumption agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to shared loss agreements and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

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

RESULTS OF OPERATIONS

Net loss available to common stockholders was $1.6 million, or $0.07 per common share on a diluted basis, for the quarter ended September 30, 2010 compared with a net loss of $2.2 million, or $0.10 per common share on a diluted basis, for the quarter ended September 30, 2009. The reduced loss for the quarter was primarily driven by a reduction in the provision for loan losses of $4.1 million from $5.2 million in the third quarter of 2009 to $1.1 million for the third quarter of 2010 The decrease was offset by a $3.7 million decrease in noninterest income reflecting increased securities and other real estate losses as well as better than expected losses in the covered loan portfolio resulting in $1.3 million of the reduction of the FDIC indemnification asset during the quarter ended September 2010.

For the nine months ended September 30, 2010, net loss available to common stockholders was $24.5 million, compared with net loss available to common stockholders of $15.9 million for the same period in 2009. These losses represented $1.14 per share on a fully diluted basis, versus $0.74 for the first nine months of 2009. Losses for the nine months ended September 30, 2010 were primarily driven by two factors: $27.4 million in loan loss provisions and an impairment charge for the remaining $5.7 million of non-tax deductible goodwill in the second quarter of 2010. Economic conditions, evidenced by the significant loan loss provision taken this year, warranted an impairment evaluation of goodwill prior to the annual evaluation date of December 31, 2010. The losses evidenced in the first nine months of 2009 were the result of the $24.0 million goodwill impairment charge which was partially offset by a one-time pre-tax gain of $20.3 million related to the SFSB transaction in the first quarter of the year.

Net Interest Income

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, including securities and loans, and interest expense incurred on interest bearing liabilities, including deposits and other borrowed funds. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income on a tax equivalent basis was $11.1 million for the quarter ended September 30, 2010, compared to $10.6 million for the quarter ended June 30, 2010. This represents an increase of 5.2%. Net interest income on a tax equivalent basis increased $2.5 million, or 8.3%, for the first nine months of 2010 versus the same period in 2009. Loan interest income was adversely affected by declining loan balances as well as an increase in nonperforming loans throughout the second half of 2009 and the first nine months of 2010. However, an aggressive deposit pricing strategy with respect to all deposit categories offset the decline in loan income, which resulted in the increase in net interest income. Interest expense on deposits equalled $4.1 million for the three months ended September 30, 2010, which represented a $345,000, or 7.7%, improvement from the quarter ended June 30, 2010 as well as a $1.9 million, or 31.3%, improvement from the quarter ended September 30, 2009. Interest expense totalled $14.5 million for the nine months ended September 30, 2010 compared with $19.5 million for the same period in 2009, a $5.0 million, or 25.8%, improvement.

The net interest margin on a tax equivalent basis for the quarter ended September 30, 2010 increased 26 basis points to 4.30% compared with 4.04% for the quarter ended June 30, 2010. The net interest margin on a tax equivalent basis for the quarter ended September 30, 2010 increased 52 basis points from 3.78% for the quarter ended September 30, 2009. The primary component influencing net interest income, as well as the net interest margin, was a lower overall interest expense relative to the deposit base. Management proactively lowered rates on virtually all deposits during 2009 and 2010 in an effort to enhance earnings. This resulted in a 12 basis point, or 6.6%, decline in the cost of deposits on a linked quarter basis and a 74 basis point decline from the quarter ended September 30, 2010. The most significant influence on the cost of funds for the Bank was the repricing of the time deposit base during the same period. The average cost of time deposits declined 14 basis points, from 2.32% for the quarter ended June 30, 2010, to 2.18% for the quarter ended September 30, 2010. The average cost of time deposits was 2.18% for the quarter ended September 30, 2010, an 88 basis points decline from 3.06% for the quarter ended September 30, 2009. This improvement was the direct result of prudent deposit pricing in all regions, while not compromising the Bank’s liquidity.

An additional benefit to the net interest margin was the improved yield on FDIC covered loans. On a linked quarter basis, the yield on covered loans equaled 11.65% for the quarter ended September 30, 2010, an improvement of 189 basis points from the quarter ended June 30, 2010 and 200 basis points from the third quarter of 2009. This is primarily the result of better than expected performance on these loans since the forecast at the acquisition date. FDIC covered loans are held on the balance sheet at carrying value.

For the first nine months of 2010, the net interest margin on a tax equivalent basis increased 48 basis points to 4.12% compared with 3.64% for the same period in 2009. As noted above, the primary component influencing net interest income, as well as the net interest margin, was a lower overall interest expense relative to the deposit base. The cost of deposits declined 66 basis points from 2.50% to 1.84% over these respective periods.

An additional benefit to the net interest margin for the first nine months of 2010 again was the improved yield on FDIC covered loans. The yield on these loans improved 103 basis points from 9.34% for the first nine months of 2009 to 10.37% for the same period in 2010.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended and nine months ended September 30, 2010 and 2009. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended September 30, 2010			Three months ended September 30, 2009
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$557,324	$8,235	5.91%	$559,547	$8,820	6.31%
FDIC covered loans, including fees	126,818	3,692	11.65	172,050	4,152	9.65

Total loans	684,142	11,927	6.97	731,597	12,972	7.09
Interest bearing bank balances	15,748	19	0.48	11,061	60	2.17
Federal funds sold	3,814	1	0.08	20,905	10	0.19
Securities (taxable)	239,766	2,340	3.90	216,277	2,081	3.85
Securities (tax exempt)(1)	90,819	1,310	5.77	91,927	1,358	5.91

Total earning assets	1,034,289	15,597	6.03	1,071,767	16,481	6.15
Allowance for loan losses	(39,044)			(13,290)
Non-earning assets	197,548			193,267

Total assets	$1,192,793			$1,251,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$233,102	$385	0.66	$200,965	$381	0.76
Savings	63,400	91	0.57	58,438	100	0.68
Time deposits	674,080	3,665	2.18	724,191	5,545	3.06

Total deposits	970,582	4,141	1.71	983,594	6,026	2.45
Federal funds purchased	49	1	0.60	1,126	2	0.71
FHLB and other borrowings	41,124	342	3.32	40,005	338	3.38

Total interest bearing liabilities	1,011,755	4,484	1.77	1,024,725	6,366	2.48
Noninterest bearing deposits	63,422			61,269
Other liabilities	7,622			19,000

Total liabilities	1,082,799			1,104,994
Stockholders’ equity	109,994			146,750

Total liabilities and stockholders’ equity	$1,192,793			$1,251,744

Net interest earnings		$11,113			$10,115

Net interest spread			4.26%			3.67%

Net interest margin			4.30%			3.78%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$570,090	$25,436	5.95%	$547,578	$26,236	6.39%
FDIC covered loans, including fees	137,246	10,671	10.37	162,476	11,380	9.34

Total loans	707,336	36,107	6.81	710,054	37,616	7.06
Interest bearing bank balances	18,527	73	0.53	23,332	262	1.50
Federal funds sold	4,018	5	0.18	20,914	36	0.23
Securities (taxable)	219,602	6,507	3.95	250,738	7,580	4.03
Securities (tax exempt)(1)	91,454	3,999	5.83	84,255	3,747	5.93

Total earning assets	1,040,937	46,691	5.98	1,089,293	49,241	6.03
Allowance for loan losses	(27,091)			(10,484)
Non-earning assets	199,365			194,924

Total assets	$1,213,211			$1,273,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$224,204	$1,178	0.70	$193,998	$1,556	1.07
Savings	62,053	271	0.58	54,733	374	0.91
Time deposits	690,223	12,036	2.32	734,653	16,513	3.00

Total deposits	976,480	13,485	1.84	983,384	18,443	2.50
Federal funds purchased	229	1	0.60	1,085	6	0.74
FHLB and other borrowings	41,124	1,006	3.26	43,415	1,071	3.29

Total interest bearing liabilities	1,017,833	14,492	1.90	1,027,884	19,520	2.53
Noninterest bearing deposits	62,756			61,313
Other liabilities	9,276			26,041

Total liabilities	1,089,865			1,115,238
Stockholders’ equity	123,346			158,495

Total liabilities and stockholders’ equity	$1,213,211			$1,273,733

Net interest earnings		$32,199			$29,721

Net interest spread			4.08%			3.50%

Net interest margin			4.12%			3.64%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The Company incurred $1.1 million in provision for loan losses for non-covered loans for the quarter ended September 30, 2010 and a $5.2 million provision for the quarter ended September 30, 2009. The ratio of the allowance for loan losses to nonperforming non-covered loans was 79.3% at September 30, 2010 compared with 89.7% at December 31, 2009. The ratio of allowance for loan losses to total non-covered loans was 6.27% at September 30, 2010 compared with 3.14% at December 31, 2009. For the quarter ended September 30, 2010, net charge-offs were $5.6 million compared with net charge-offs of $1.2 million for the quarter ended September 30, 2009.

The provision for loan losses for non-covered loans totalled $26.6 million for the nine months ended September 30, 2010 versus $11.3 million for the same period in 2009. Through the first nine months of 2010, the Company had net charge-offs on non-covered loans of $10.4 million versus $2.0 million for the same period in 2009.

For the nine months ending September 30, 2010, a provision for loan losses on the covered loan portfolio of $880,000 established an allowance for covered loan losses of the same amount. This provision was due solely to timing differences in expected cash flows, not an increase in expected losses. This provision occurred in the second quarter of 2010.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected as the carrying value recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets.

Noninterest Income

On a linked quarter basis, noninterest income was negative $1.5 million, in the third quarter of 2010, compared with negative $115,000 for the second quarter of 2010. Noninterest income was $2.1 million in the third quarter of 2009.The decline in noninterest income was due to lower than expected losses in the covered loan portfolio, which resulted in a reduction of the FDIC indemnification asset of $1.3 million during the quarter. This reduction is offset by increased loan yield on covered loans evidenced in the net interest margin calculation. Other noninterest income for the third quarter of 2010 included losses on sales of securities of $296,000 versus losses of $452,000 for the second quarter of 2010 and gains of $612,000 for the third quarter of 2009. Lastly, the Company had losses due to fair market value adjustments on non-covered other real estate of $514,000 during the third quarter of 2010.

The Company’s primary source of core noninterest income are service charges on deposit accounts, which include insufficient funds charges, check cashing fees, official check fees, and safe deposit box rentals. On a linked quarter basis, service charges on deposit accounts were $659,000 for the quarter ended September 30, 2010 compared with $622,000 for the quarter ended June 30, 2010. Service charges on deposit accounts were $674,000 in the third quarter of 2009.

For the nine months ended September 30, 2010, noninterest income was negative $1.2 million compared with positive $24.9 million for the first nine months of 2009. The magnitude of the $26.1 million change year over year was due to the one-time $20.3 million pre-tax gain related to the acquisition of SFSB in 2009. Excluding the one-time gain in 2009, noninterest income would have been $4.7 million for the first three quarters, which would have resulted in a decline in noninterest income of $5.9 million when comparing the nine month periods.

Other noninterest income for the first nine months of 2010 included net write-downs and losses of $772,000 on covered other real estate in the FDIC acquired SFSB portfolio, comprised of $3.9 million of write-downs and sales offset by $3.1 million due from the FDIC. The net amount reflects the Company’s 20% loss portion under the shared loss agreements with the FDIC.

In addition, lower than expected losses in the covered loan portfolio resulted in a reduction of the FDIC indemnification asset of $2.0 million during the first nine months of 2010. These losses are partially offset by increased loan yield on covered loans presented in the net interest margin calculation. Service charges on deposit accounts were $1.9 million for the first nine months of 2010 and remained virtually unchanged from the same period in 2009. Securities losses totaled $394,000 for the first nine months of 2010 compared with $905,000 in gains for the first nine months of 2009. The losses reflect the other than temporary impairment (OTTI) charge taken on financial institution securities held at the parent level. The Company determined that it did not have the intent to hold these securities for a sufficient amount of time to allow them to recover their value. The Bank’s securities portfolio continues to have no other than temporary impairments.

Noninterest Expense

Noninterest expenses totalled $10.4 million for the three months ended September 30, 2010 compared with $10.5 million for the three months ended June 30, 2010, excluding impairment of goodwill of $5.7 million in the second quarter of 2010, or a decrease of $61,000. Noninterest expenses for the quarter ended September 30, 2010 increased $500,000, or 4.5%, to $10.4 million compared with $9.9 million for the quarter ended September 30, 2009.

Salaries and employee benefits were $5.3 million, or 50.6% of all noninterest expenses for the quarter ended September 30, 2010, compared with $4.8 million, or 46.0% of all noninterest expenses for the quarter ended June 30, 2010, excluding the impairment of goodwill. Salaries and wages for the quarter ended September 30, 2010 increased $415,000, or 8.6%, from the same quarter in 2009.

Occupancy expenses equaled $774,000 for the three months ended September 30, 2010 versus $713,000 for the three months ended June 30, 2010, an increase of $61,000, or 8.6%. Occupancy expenses increased $22,000, or 2.9% for the three months ended September 30, 2010 compared to $752,000 for the third quarter of 2009.

Equipment expenses equaled $322,000 for the three months ended September 30, 2010 versus $363,000 for the three months ended June 30, 2010, a decrease of $41,000, or 11.3%. Equipment expenses decreased $114,000, or 26.1% for the three months ended September 30, 2010 compared to $436,000 for the third quarter of 2009.

FDIC deposit insurance expense was $579,000 for the three months ended September 30, 2010 compared with $613,000 for the quarter ended June 30, 2010, a decline of 5.6%. FDIC deposit insurance expenses aggregated $436,000 for the third quarter of 2009. Increased FDIC expenses during the first and second quarters of 2010 represent the amortization of the $8.7 million payment made at year end 2009, which is expensed over three years in amounts prescribed by the FDIC.

Other noninterest expenses include professional fees of $425,000 for the three months ended September 30, 2010 compared to $743,000 for the three months ended June 30, 2010, a decrease of $318,000, or 42.8%. Professional fees increased $240,000 for the quarter ended September 30, 2010 versus the quarter ended September 30, 2009 due solely to contracted labor for internal audit, external loan review, and additional labor to implement the accounting for loans managed under the FDIC shared loss agreements. Management anticipates lower professional fees in future quarters.

Legal fees for the three months ended September 30, 2010 were $117,000 compared to $96,000 for the three months ended June 30, 2010, a $21,000 increase, or 21.9%. However, legal fees declined $100,000 for the third quarter of 2010 versus the quarter ended September 2009 due to legal work necessitated by the SFSB transaction.

Other noninterest expenses for the three months ended September 30, 2010 included other operating expenses of $1.6 million and amortization of intangibles of $565,000. Other operating expenses decreased by $362,000 from the quarter ended June 30, 2010 and $150,000 from the quarter ended September 30, 2009.

For the nine months ended September 30, 2010, noninterest expenses aggregated $36.4 million, a decline of $17.4 million, or 32.4%, compared with $53.8 million for the same period in 2009. Excluding goodwill impairment charges, noninterest expenses would have totaled $30.7 million for the first nine months of 2010 versus $29.8 million for the first nine months of 2009.

Salaries and employee benefits were $15.2 million and represented 49.5% of all noninterest expenses excluding the goodwill impairment charge, for the first nine months of the year. Salaries and employee benefits increased $897,000, or 6.3%, from the same period in 2009. Occupancy expenses were $2.2 million for the nine months ended September 30, 2010 compared with $1.9 million for the same period in 2009. The $340,000, or 18.0%, increase in occupancy expenses noted above is the direct result of having a full nine months of expense related to the acquisition of bank premises in May 2009 associated with the SFSB transaction. Equipment expenses were $1.1 million through September 30, 2010 versus $1.2 million for the first nine months of 2009, a decrease of $101,000.

FDIC deposit insurance expenses totaled $1.8 million for the first nine months of 2010 compared with $1.3 million for the same period in 2009. The FDIC expenses taken during 2010 represent the amortization of the $8.7 million pre-payment from year end 2009, which include all of the SFSB deposits.

Professional fees were $1.5 million for the first three quarters of 2010 compared with $1.3 million for the same period in 2009. Professional fees increased by $161,000, or 12.0%, for the first nine months of 2010 versus the same period of 2009. Professional fees were high for both periods due to increased contract labor in 2010, and 2009 professional fees reflected one time fees related to the SFSB transaction. Legal fees declined $513,000, or 66.5%, from $772,000 in the first nine months of 2009 to $259,000 for the same period of 2010. Again, the Bank incurred higher legal costs in the first nine months of 2009 related to the SFSB transaction.

Data processing fees declined $404,000, or 18.2%, from $2.2 million for the nine months ended September 30, 2009 to $1.8 million for the same period in 2010. The decline is attributable to the full integration of the SFSB platform in 2009.

Other noninterest expenses for the nine months ended September 30, 2010 included other operating expenses of $5.1 million and amortization of intangibles of $1.2 million, which were consistent with the same period in 2009.

Income Taxes

Income tax benefit was $1.1 million for the three months ended September 30, 2010, compared with income tax benefit of $1.5 million for the same period in 2009.

The Company recorded an income tax benefit of $10.6 million for the first nine months of 2010 versus income tax expense of $3.4 million for the first nine months of 2009. Despite reporting a pre-tax loss of $11.7 million for the first nine months of 2009, the Company incurred an income tax expense of $3.4 million due to the gain recorded on the SFSB transaction and the non-deductible nature of goodwill impairment charges.

FINANCIAL CONDITION

At September 30, 2010, the Company had total assets of $1.178 billion, a decrease of $48.9 million, or 4.0%, from $1.227 billion at December 31, 2009. Total loans, including loans covered by the FDIC shared loss agreements of $123.0 million, aggregated $670.7 million at September 30, 2010 decreasing $58.9 million, or 8.1%, from $729.6 million at December 31, 2009. The carrying value of covered loans declined $28.8 million, or 18.4%, from December 31, 2009. The reduction in the covered loan portfolio was due to the work of the Company’s special assets department in handling the disposition of FDIC covered assets and declining balances of FDIC covered loans. Non-covered loans equaled $547.5 million at September 30, 2010, declining $31.1 million, or 5.4%, since year end. The decline in loan volume within the non-covered loan portfolio was the direct result of $10.4 million in net loan charge-offs coupled with loan run-off and an overall decrease in loan demand.

The Company’s securities portfolio increased $34.9 million, or 11.6%, during the first three quarters of 2010 to equal $335.8 million. The Company had Federal funds sold of $2.9 million at September 30, 2010 versus none at year-end 2009. The increase in the securities portfolio and overnight funds was due to the decline in total loans noted above, as excess deposit balances were invested accordingly.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $237.1 million at September 30, 2010 and $179.4 million at December 31, 2009. At September 30, 2010, the Company had a net unrealized gain on the AFS portfolio of $10.2 million compared with a net unrealized gain of $3.1 million at December 31, 2009.

In October 2010, the Bank sold $71.6 million in AFS securities. These transactions had several strategic components. First, the Company is attempting to de-leverage its balance sheet to increase its Tier 1 leverage capital ratio. Second, the sales shorten the duration of the Company’s asset base and make it less vulnerable to an increase in interest rates. Third, the sales resulted in a gain of $3.4 million, which is immediately accretive, net of tax, and will enhance the Bank’s capital ratios. All of these transactions will settle and be reported in the fourth quarter of 2010. There is no assurance that this net gain will be fully realized during the fourth quarter of 2010, as the Company may engage in transactions, for liquidity purposes or otherwise, that result in securities losses.

Total deposits at September 30, 2010 were $1.018 billion, decreasing $13.7 million from December 31,2009, time deposits declined $42.5 million during the first nine months of 2010 as management continued to lower rates among all regions as loan demand was weak and covered loans continued to decline in volume. The most notable increase by deposit category was evidenced in money market deposit accounts, which increased $14.8 million, or 13.1%, during the first nine months of 2010. Other accounts such as NOW, savings, and demand deposits collectively increased $6.7 million or 4.4%. The Company’s total loan-to-deposit ratio was 65.9% at September 30, 2010 and 70.7% at December 31, 2009.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of September 30, 2010 and December 31, 2009.

Stockholders’ equity at September 30, 2010 was $110.7 million and represented 9.4% of total assets. Stockholders’ equity was $131.6 million, or 10.7% of total assets, at December 31, 2009. Stockholders’ equity was impacted by the net operating loss and write-off of remaining goodwill. The reduction in goodwill did not impact tangible equity or regulatory capital ratios.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At September 30, 2010, non-covered nonperforming assets totaled $47.7 million and net charge-offs were $10.4 million for the nine month period then ended. This compares with nonperforming assets of $21.8 million and net charge-offs of $7.9 million at and for the year ended December 31, 2009. Nonperforming loans increased $25.8 million during the first nine months of 2010.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	September 30, 2010	December 31, 2009
Nonaccrual loans	$43,298	$20,011
Loans past due over 90 days and accruing interest	35	247

Total nonperforming non-covered loans	43,333	20,258
Other real estate owned (OREO) – non-covered	4,320	1,586

Total nonperforming non-covered assets	$47,653	$21,844

Accruing troubled debt restructure loans	$1,375	—

Balances
Allowance for loan losses	$34,353	$18,169
Average loans during quarter, net of unearned income	557,324	573,367
Loans, net of unearned income	547,509	578,629

Ratios
Allowance for loan losses to loans	6.27%	3.14%
Allowance for loan losses to nonperforming assets	72.09%	83.18%
Allowance for loan losses to nonaccrual loans	79.34%	90.80%
Nonperforming assets to loans and other real estate	8.64%	3.77%
Net charge-offs for quarter to average loans, annualized	3.98%	4.09%

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2010, the Company had four loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. One of these loans was restructured using multiple new loans. The aggregated outstanding principal at that date of these loans was $4.4 million of which $3.1 million was classified as nonaccural.

The primary benefit of the restructured multiple loan workout strategy is to maximize the potential return by restructuring the loan into a “good loan” (the A loan) and a “bad loan” (the B loan). The impact on interest is positive because the Bank is collecting interest on the A loan rather than potentially foregoing interest on the entire original loan structure. The A loan is underwritten pursuant to the Bank’s standard requirements and graded accordingly. The B loan is classified as either “doubtful” or “loss”. An impairment analysis is performed on the B loan, and, based on its results, all or a portion of the B note is charged-off or a specific loan loss reserve is established.

The Company does not modify its nonaccrual policies in this arrangement, and the A loan and the B loan stand on their own terms. At the time of its inception, this structure meets the definition of a TDR. If the loan is on nonaccrual at the time of restructure, the A loan is held on nonaccrual until six consecutive payments have been received, at which time it may be put back on an accrual status. Once the A loan has received 12 consecutive payments, it may no longer be reported as a TDR. The B loan is placed on nonaccrual. Under the terms of each loan, the borrower’s payment is contractually due.

A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2010 and December 31, 2009 is below (dollars in thousands):

	September 30, 2010			December 31, 2009
	Amount of Non Accrual	Non- Covered Loans	% of Non- Covered Loans	Amount of Non Accrual	Non- Covered Loans	% of Non- Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$10,925	$144,319	7.57%	$4,750	$146,141	3.25%
Commercial	4,593	210,812	2.18%	3,861	188,991	2.04%
Construction and land development	23,964	110,581	21.67%	10,115	144,297	7.01%
Second mortgages	187	11,093	1.69%	194	13,935	1.39%
Multifamily	—	10,754	—	—	11,995	—
Agriculture	—	4,030	—	—	5,516	—

Total real estate loans	39,669	491,589	8.07%	18,920	510,875	3.70%
Commercial loans	3,312	43,980	7.53%	174	42,157	0.41%
Consumer installment loans	317	10,223	3.10%	910	14,145	6.43%
All other loans	—	2,087	—	7	12,205	0.06%

Gross loans	$43,298	$547,879	7.90%	$20,011	$579,382	3.45%

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2010 and December 31, 2009, total impaired non-covered loans equaled $127.1 million and $56.5 million, respectively. Management has adopted a nine point risk rating system for which credits are continually monitored for proper classification. The increase in impaired loans demonstrates weakening economic conditions specifically in the real estate market and management’s determination that these credits warrant substandard or worse classification

Impaired loans, by definition, are loans where management believes that it is more likely than not that the borrower will not be able to fully meet its contractual obligations, including all principal and interest payments. Under the Company’s current internal loan grading system, this includes all loans adversely classified “substandard” or worse. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

At September 30, 2010, the Company had 25 construction and land development credit relationships with developers. The borrowers under 21 of these relationships are residential land developers, and the borrowers under the remaining four are commercial land developers. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. Two relationships representing a total outstanding balance of $2.8 million were less than 50% complete, five relationships representing a total outstanding balance of $5.6 million were more than 50% and less than 75% complete, five relationships representing a total outstanding balance of $10.1 million were more than 75% and less than 100% complete, and 13 relationships representing a total outstanding balance of $4.4 million were 100% complete. The total amount of the credit exposure outstanding at September 30, 2010 was $22.9 million.

During the third quarter of 2010, the Company charged off $5.5 million with respect to six of these relationships, one of which was a commercial land borrower in the amount of $2.4 million. The total amount of the allowance to loan losses attributed to all 25 relationships was $7.7 million at September 30, 2010, or 33.7% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology in the third quarter of 2010 , the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

Asset Quality – covered assets

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows that it expects to collect from a pool of covered loans, which include undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool. An impairment charge of $880,000 was posted to the allowance for loan losses during the period ended September 30, 2010 and no impairment charge was taken at December 31, 2009.

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared loss agreements at September 30, 2010 and December 31, 2009 are as follows;

(dollars in thousands)	September 30, 2010	December 31, 2009
Nonaccrual covered loans(1)	$22,993	$49,906
Fair value adjustment	(12,608)	(22,199)

Nonaccrual covered loans at fair value	10,385	27,707
Other real estate owned (OREO) - covered	10,104	12,822

Total nonperforming covered assets	$20,489	$40,529

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $200.9 million and $242.0 million at September 30, 2010 and December 31, 2009, respectively. In accordance with ASC 310, covered loans are recorded at carrying value of $123.2 million and $150.9 million at September 30, 2010 and December 31, 2009, respectively.

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

The Company’s ratio of Total Risk Based Capital was 14.2% as of September 30, 2010. The ratio of Tier 1 Risk Based Capital was 13.0% as of September 30, 2010. The Company’s leverage ratio was 7.5% as of September 30, 2010. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.5% during the quarter ended September 30, 2010.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest bearing liabilities. At September 30, 2010, the Company’s interest-earning assets exceeded its interest bearing liabilities by $32.6 million, as compared with $29.8 million at December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of September 30, 2010 and December 31, 2009, is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Commitments with Off-Balance Sheet Risks
Commitments to extend credit	$69.736	$88,668
Standby letters of credit	12,166	15,284

Total commitments with off-balance sheet risks	$81,902	$103,952

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at September 30, 2010:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(4.8)%	$(1,990)
+100 bp	(2.7)%	(1,111)
most likely	0%	—
–100 bp	5.0%	2,062
–200 bp	10.5%	4,320

At September 30, 2010, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 4.8%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 10.5%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief banking officer, who has assumed the responsibilities of the chief executive officer, and chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited material weaknesses in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports and relating to the determination of specific reserves on impaired loans. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company has concluded that these material weaknesses continue to exist as of September 30, 2010, as described below.

For the first nine months of 2010 and as of September 30, 2010, management concluded that the Company’s financial and accounting department lacked sufficient resources and expertise to address properly the issues that it must address on a quarterly basis and that the Company’s policies and procedures have not provided for timely review of financial-related matters and related accounting entries. The Company’s financial and accounting department has been understaffed for the accounting complexities that it has had to address over the past two years. This department has had to evaluate numerous non-routine accounting issues, such as issues relating to the shared loss agreements with the FDIC, in addition to focusing on the day-to-day fiscal operations of the Company and periodic filings with the SEC. The Company also has unresolved comments from the SEC relating to the Company’s need to amend past periodic reports to include financial statements and related information with respect to each of the Company’s predecessors (TFC and BOE) and otherwise enhance disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and other items.

The Company, formerly a special purpose acquisition company, and the Bank have grown substantially over the past two years. In May 2008, the Company merged with each of BOE, the holding company for the Bank, and TFC, the holding company for TransCommunity Bank, and, in July 2008, TransCommunity Bank merged into the Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth has put considerable strain on the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of the Company’s size, complexity and risk profile. Furthermore, this growth has strained the Company’s control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls. As of September 30, 2010, the Company had not implemented and validated the necessary procedures to ensure that it has the structure to support an effective internal control over financial reporting.

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

In addition, management has concluded that the Company has not historically produced and maintained adequate documentation to support the impairment value assigned to potentially troubled loans, as required by ASC 310. For example, impairment worksheets often do not include important data regarding the most recent valuation, and deductions from the most recent valuation are not delineated or supported. While the Company believes that these concerns have not adversely affected the ultimate determination of the Company’s allowance for loan losses and provision for loan losses, management concluded that they were the result of a material weakness in the Company’s internal controls relating to the determination of specific reserves on impaired loans.

Remediation Steps to Address Material Weakness

To address the issues described above, the Company has been taking remediation steps over the past 18 months. The Company continues to evaluate its financial accounting staff levels and expertise and to implement appropriate oversight and review procedures.

During the third quarter of 2009, the Company engaged an independent consulting firm to support the Company in its assessment of the Company’s quarterly post-closing process, its assessment of the internal control processes in the Company’s financial and accounting department to ensure that all key controls are identified and that the controls and process are appropriately documented and provide qualified resources to support the Company’s chief financial officer and chief accounting officer. During the first quarter of 2010, this firm provided an assessment of the strengths and weaknesses of the financial and accounting department, and management restructured certain roles, responsibilities and functions in the department. In addition, the Company engaged an independent accounting firm to support the Company with the accounting for the loan portfolio in its Maryland market subject to the FDIC shared loss agreements. Finally, in January 2010, the Company hired both a financial reporting manager and an assistant controller and, in May 2010, appointed the financial reporting manager as its controller and chief accounting officer. The Company believes that all of these steps will remediate the material weakness in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports once it is able to validate their results during its formal assessment of the effectiveness of internal control over financial reporting as of December 31, 2010.

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

To address the material weakness relating to the production and maintenance of adequate documentation to support the impairment value assigned to potentially troubled loans, the Company adopted enhanced policy and procedures for the allowance for loan losses in September 2010. As set forth in such policy and procedures, each quarter, the Company prepares supporting data and other source data to support the major components of the calculation of the allowance and to provide further credibility and reliability of the calculation. Under this quarterly process, all impaired loans require a complete impairment analysis that is accompanied by specified documentation and ultimately included in the FAS 114 allowance calculation. The Company also creates documentation supporting the Company’s estimate of losses under FAS 5, which is based on historical losses, external environmental factors, internal environmental factors and an unallocated adjustment. The Company believes that this process will remediate the material weakness in the Company’s internal controls with respect to this issue once it is able to validate it during its formal assessment of the effectiveness of internal control over financial reporting as of December 31, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

Except for the additional risk factors presented below, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

We expect to enter into a written agreement with our banking regulators, which will require us to designate a significant amount of resources to comply with the agreement.

We have worked closely with our regulators as we have attempted to address the issues involved in integrating the four predecessor banks and their different cultures and concerns with asset quality and the uncertainty of the real estate markets and general economy in our markets. In light of these discussions, and as a result of the regulators’ examinations, we expect that we will enter into a written agreement with the Federal Reserve Bank of Richmond and Virginia’s Bureau of Financial Institutions in the first quarter of 2011. At this time, we do not know the exact contents of such an action, but we expect that it will include provisions that address, among other matters, our development of credit risk management practices appropriate for our size, complexity and risk profile and the enhancement of our overall system for managing credit risk. A written agreement will require us to take certain actions, including the adoption of written plans or programs to address these issues that must be approved by regulators and implemented promptly upon receipt of such approval.

We expect the written agreement to also address formally the ability of management and our Board of Directors to properly oversee the remediation of identified issues. We have thoroughly reviewed current management and Board skills and are in the process of developing and implementing enhanced corporate governance structures and principles.

We expect that our management and Board will continue to focus considerable time and attention on taking corrective actions to comply with the terms of the anticipated written agreement. There also is no guarantee that we will successfully address the regulators’ concerns in the written agreement or that we will be able to comply with it. If we do not comply with the written agreement, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or regulatory enforcement actions.

We are not paying dividends on shares of our common stock or preferred stock and are deferring interest payments with respect to our trust preferred securities, and we may not be able to pay future dividends.

In 2010, we suspended the payment of dividends with respect to shares of our common stock, and we began to defer dividend payments with respect to the preferred stock that we issued to the United States Department of Treasury in connection with our participation in the TARP Capital Purchase Program and interest payments with respect to our trust preferred securities. We are not able to make any of these payments until our financial position improves, and we expect that the written agreement described above will require written regulatory approval before we are able to recommence them. In addition, our ability to pay dividends is limited by general regulatory restrictions and the need to maintain sufficient capital in our organization. The ability of our bank subsidiary to pay dividends to us is limited by the Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on dividends under federal and state bank regulatory requirements.

Dividend payments on our preferred stock and interest payments on our trust preferred securities are cumulative and, therefore, unpaid payments will accrue and compound on each subsequent dividend payment date. If the dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, our authorized number of directors will be automatically increased by two and the holders of the preferred stock will have the right to elect those directors at our next annual meeting or at a special meeting called for that purpose. These two directors will be elected annually and will serve until all accrued and unpaid dividends for all past dividend periods have been declared and paid in full. Furthermore, we cannot pay dividends on our outstanding shares of preferred stock or our common stock until we have paid in full all deferred interest payments on our trust preferred securities.

Accordingly, there is no assurance that we will be able to resume paying cash dividends. Even if we are allowed to resume paying dividends again, the future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred interest on our preferred stock and trust preferred securities.

The impact of financial reform legislation is uncertain.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. The Act includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future, and thus the full effects of the legislation on us cannot yet be determined. However, these provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

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

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
Executive Vice President
(principal executive officer)

Date: November 9, 2010

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 9, 2010