Form 10-K/A
period 2008-12-31
Community Bankers Trust Corp
filed 2011-01-14
CIK 1323648

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008 (filed on March 31, 2009 with the Securities and Exchange Commission (the “Commission”)), as amended by its Annual Report on Form 10-K/A (Amendment No. 1) (filed on April 30, 2009 with the Commission) and its Annual Report on Form 10-K/A (Amendment No. 2) (filed on May 21, 2009 with the Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 3).

This Form 10-K/A reflects the addition of financial statements and related information with respect to each of the Registrant’s predecessors (TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc.), as the Registrant was a special purpose acquisition company with nominal results prior to the acquisition of each of these entities on May 31, 2008. This Form 10-K/A also includes enhanced disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets and asset quality in response to comments from the Commission.

The only items that the Registrant is amending in this Form 10-K/A are Items 7, 8 and 15, as set forth below. The disclosures that the Registrant has presented in this Form 10-K/A are as of the date of the original filing, and the Registrant has not undertaken to update such disclosures for any subsequent events or developments.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Community Bankers Trust Corporation (the “Company” or “CBTC”) was incorporated on April 6, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. CBTC consummated its initial public offering on June 8, 2006. On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”).

At June 30, 2008, the Company was operating two banking subsidiaries that resulted from the May 31, 2008, acquisitions. These banking subsidiaries were TransCommunity Bank, N.A., headquartered in Glen Allen, Virginia, and Bank of Essex (the “Bank”), known as Essex Bank since April 20, 2009, headquartered in Tappahannock, Virginia. On May 31, 2008, these institutions became wholly-owned subsidiaries of the Company. On July 31, 2008, TransCommunity Bank, N.A. merged into the Bank. TransCommunity Bank, N.A.’s separate operating divisions, Bank of Goochland, Bank of Powhatan, Bank of Louisa and Bank of Rockbridge operated under the Bank’s charter, with their own local market Presidents and Advisory Boards until April 20, 2009. On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. On January 30, 2009, the Bank acquired certain assets and assumed all deposit liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (“SFSB”).

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

Cautionary Statement Regarding Forward-Looking Statements

The following presents management’s discussion and analysis of the Company’s financial condition and results of operations. The analysis and discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this report, including the financial statements of TFC and BOE (the “Predecessor Entities”). This discussion contains certain forward-looking statements, including or related to the Company’s future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. When used in this discussion, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements. Although the Company believes that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and the Company may not realize the results contemplated by the forward-looking statement.

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

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $1.0 million for the year ended December 31, 2008. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers.

Mergers and Acquisitions

The Company was organized under the laws of the State of Delaware on April 6, 2005. As a “Targeted Acquisition Corporation”SM or “TAC”SM, it was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. This strategy was successful with the business combinations completed on May 31, 2008 with TFC and BOE. Additionally, the Company acquired from the FDIC, as receiver, certain assets and liabilities of TCB on November 21, 2008 and SFSB on January 30, 2009.

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

BUSINESS OVERVIEW

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes, as well as the financial statements and accompanying notes of the Predecessor Entities, included elsewhere in this report. CBTC is a $1.030 billion community bank holding company formed on May 31, 2008, as a result of the consummation of the mergers between Community Bankers Acquisition Corp. and TFC and between Community Bankers Acquisition Corp. and BOE. The Company’s headquarters are located in Glen Allen, Virginia which is a part of the greater Richmond, Virginia metropolitan market. Currently, the Company operates 24 full service banking facilities in Virginia, Maryland and Georgia. Eight offices operate as the Bank, including two branches in Northumberland County operating in temporary facilities while construction on their permanent branches is expected to be completed early in 2009. Operating as divisions of the Bank are two Bank of Goochland offices, one as Bank of Powhatan, one as Bank of Louisa and one as Bank of Rockbridge. In addition to the Virginia branches, the Company acquired from the FDIC, as receiver, certain assets and liabilities of TCB on November 21, 2008, and SFSB, on January 30, 2009. As a result, the Company acquired four additional branches with respect to the TCB acquisition in Georgia and seven additional branches with respect to the SFSB acquisition in Maryland. The new branches in Georgia and Maryland operate under the name Essex Bank, divisions of the Bank of Essex.

As of December 31, 2008, the Company had total assets of $1.030 billion, an increase of $970.326 million, or 1,632.42%, from $59.441 million at December 31, 2007. Total loans aggregated $523.298 million on December 31, 2008 and were $0 on December 31, 2007. As further described in the Note 1 to the consolidated financial statements, the Company acquired TFC and BOE effective May 31, 2008. Financial statements and accompanying notes for TFC and BOE are included in this report.

The Company’s securities portfolio increased $234.016 million, from $58.453 million at December 31, 2007, to $292.469 million at December 31, 2008. The magnitude of the security growth was due to both the BOE and TFC mergers, and the aforementioned purchase of certain assets and assumption of deposits of TCB. The large influx of cash related to TCB’s deposits was invested in securities in an effort to maximize earnings, while loan growth remains stagnant due to credit conditions nationwide.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the December 31, 2008 securities AFS portfolio was $193.992 million. At December 31, 2008, the Company’s net unrealized loss on AFS securities was $700,000.

Total deposits at December 31, 2008 and December 31, 2007 were $806.348 million and $0, respectively. It is important to note that total deposits for TCB aggregated $305.197 million at December 31, 2008, or 37.85%, of the Company’s total deposits. The Company had Federal Home Loan Bank (FHLB) advances aggregating $37.900 million at December 31, 2008 and $0 at December 31, 2007. Stockholders’ equity at December 31, 2008 was $164.403 million and represented 15.97% of total assets. Stockholders’ equity was $45.312 million, or 76.23% of total assets at December 31, 2007.

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

Non-accruing loans were $4.534 million at December 31, 2008, or 0.87% of total loans. Other real estate owned was $223,000. Loans past due 90 days or more and accruing interest were $397,000 at December 31, 2008. Net charged-off on loans were $938,000 in 2008. Total non-performing loans and other real estate owned equaled 0.98% of total loans at December 31, 2008.

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

The Company’s total loan to deposit ratio was 64.90% at December 31, 2008 and 0% at December 31, 2007. This ratio was affected during the fourth quarter of 2008 by the TCB transaction which accounted for $305.197 million of deposits at December 31, 2008. Management expects securities income to become a greater source of net interest earnings in 2009, as the excess deposits related to the TCB acquisition were invested, correspondingly.

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

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE YEAR TO DATE ENDED DECEMBER 31, 2008

(Dollars in thousands)

	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans, including fees	$291,819	$19,694	6.75%
Interest Bearing Bank Balances	40,927	356	0.87%
Federal funds sold	4,895	90	1.84%
Investments (taxable)	60,451	2,297	3.80%
Investments (tax exempt)	23,791	898	3.77%

Total Earning Assets	421,883	23,335	5.53%

Allowance for loan losses	(3,360)
Non-earning assets	65,682

Total Assets	$484,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —
Interest bearing	$55,811	$845	1.51%
Savings	18,109	229	1.26%
Time deposits	231,756	6,621	2.86%

Total deposits	305,676	7,695	2.52%
Other borrowed
Federal Funds Purchased	5,436	131	2.41%
FHLB and Other	15,861	734	4.63%

Total interest-bearing
Liabilities	326,973	8,560	2.62%

Non-interest bearing
Deposits	52,945
Other liabilities	23,935

Total liabilities	403,853
Stockholders’ equity	80,352

Total liabilities and stockholders’ equity	$484,205

Net interest earnings		$14,775

Interest spread(1)			2.91%

Net interest margin			3.50%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

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

Asset Quality

The Company’s asset quality remains sound. The allowance for loan losses represents management’s estimate of the amount which it believes is appropriate to provide for probable losses inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the Company’s allowance for loan losses. At December 31, 2008, nonperforming assets totaled $5.154 million. Net charge-offs were $938,000 for the year ended December 31, 2008. Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. While the Company has experienced reduced residential real estate activity, the markets in which the Company operates remain relatively stable. While the Company incurred appropriate provisions for loan losses and thus an appropriate level of allowance for loan losses, there has been no significant deterioration in the quality of the loan portfolio. Residential loan demand has moderated somewhat, but the Company is still experiencing continued loan demand, particularly in commercial real estate. Management will continue to monitor delinquencies, risk rating changes, charge-offs, market trends and other indicators of risk in the Company’s portfolio, particularly those tied to residential real estate, and adjust the allowance for loan losses accordingly.

The following table sets forth selected asset quality data and ratios as of December 31, 2008 (dollars in thousands):

2008
Non-accrual loans	$4,534
Loans 90 days past due and accruing interest	397

Total nonperforming loans	$4,931
Other real estate owned (OREO)	223

Total nonperforming assets	$5,154

Nonperforming assets to total loans and OREO	0.98%
Allowance for loan losses to nonperforming loans	140.72%

See Note 3 to the CBTC financial statements for information related to the allowance for loan losses. As of December 31, 2008, total impaired loans equaled $26.216 million.

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

The Company has a significant portion of its loan portfolio in real estate secured borrowings. The following table indicates the contractual maturity of commercial and real estate construction loans as of December 31, 2008:

	Commercial	Real Estate Construction
	(Dollars in thousands)
Within one year	$22,323	$110,128

Variable rate
One to five years	$6,274	$23,288
After five years	1,688	1,224

Total	$7,962	$24,512

Fixed Rate
One to five years	$14,866	$4,845
After five years	169	30

Total	$15,035	$4,875

Total maturities	$45,320	$139,515

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

The following table summarizes the securities portfolio, except restricted stock and equity securities, by issuer as of the dates indicated (available for sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2008	2007
	(Dollars in thousands)
U.S. Treasury issue and other U.S. Government agencies	$34,729	$58,453
Mortgage backed securities	173,214	—
State, county and municipal	73,873	—
Corporate and other	7,418	—

Total securities	$289,234	$58,453

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

The following table summarizes the securities portfolio by contractual maturity and issuer, including their weighted average yields as of December 31, 2008, excluding restricted stock (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury issue and other U.S. Government agencies
Amortized Cost	$12,463	$14,617	$4,649	$3,000	$34,729
Fair Value	$12,543	$14,891	$4,648	$3,021	$35,103
Weighted Average Yield	3.55%	3.55%	5.25%	6.00%	3.99%
Mortgage backed securities
Amortized Cost	$1,058	$51,933	$116,003	$4,220	$173,214
Fair Value	$1,086	$52,444	$116,294	$4,189	$174,013
Weighted Average Yield	4.80%	4.54%	5.14%	5.59%	4.97%
State, county and municipal
Amortized Cost	$4,008	$20,027	$26,025	$23,813	$73,873
Fair Value	$4,050	$20,092	$26,013	$22,013	$72,168
Weighted Average Yield	5.44%	5.43%	5.71%	5.94%	5.70%
Corporates & other bonds
Amortized Cost	$5,274	$2,144	$—	$—	$7,418
Fair Value	$5,144	$2,105	$—	$—	$7,249
Weighted Average Yield	4.64%	4.82%	0.00%	0.00%	4.69%
Equity securities
Amortized Cost	$—	$—	$—	$323	$323
Fair Value	$—	$—	$—	$424	$424
Weighted Average Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Total securities
Amortized Cost	$22,803	$88,721	$146,677	$31,356	$289,557
Fair Value	$22,823	$89,532	$146,955	$29,647	$288,957
Weighted Average Yield	4.19%	4.59%	5.24%	5.90%	5.02%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2008 are as follows (dollars in thousands):

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale December 31, 2008
U.S. Treasury issue and other U.S. Government agencies	$28,732	$358	$(21)	$29,069
Mortgage backed securities	93,619	803	(66)	94,356
State, county and municipal	64,600	478	(2,184)	62,894
Corporates & other bonds	7,418	19	(188)	7,249
Other securities	323	111	(10)	424

Total securities available for sale	$194,692	$1,769	$(2,469)	$193,992

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Held to Maturity December 31, 2008
U.S. Treasury issue and other U.S. Government agencies	$5,997	$37	$—	$6,034
Mortgage backed securities	79,595	62	—	79,657
State, county and municipal	9,273	1	—	9,274

Total securities held to maturity	$94,865	$100	$—	$94,965

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the period ended December 31, 2008 (dollars in thousands):

	Year-to-Date December 31, 2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
NOW	$33,172	$197	0.59%
MMDA	22,639	648	2.86%
Savings	18,109	229	1.26%
Time deposits less than $100,000	112,716	3,431	3.04%
Time deposits greater than $100,000	119,040	3,190	2.68%

Total deposits	$305,676	$7,695	2.52%

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

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2008, is as follows (dollars in thousands):

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

A summary of the Bank’s contractual obligations at December 31, 2008 is as follows (dollars in thousands):

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

For the five months ended May 31, 2008, noninterest expenses were $8.2 million. Salaries and employee benefits were $3.7 million and represented 45.06% of all noninterest expenses for the period. Additionally, TFC incurred occupancy expenses of $318,000, equipment expense of $295,000, and other noninterest expenses of $3.9 million, which were comprised of data processing fees of $1.9 million, professional fees of $1.0 million, legal and accounting fees of $260,000, and other expenses totaling $702,000. Management continued to focus its attention related to the proposed merger with the Company.

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

The following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to total loans as of December 31, 2007 (dollars in thousands):

Real estate:
Construction	$607	20%
Residential	577	19%
Commercial	941	31%
Commercial, industrial and agricultural	729	24%
Consumer and installment	152	5%
All other	30	1%

Total allowance for loan losses	$3,036	100%

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, including fees	$176,240	$15,795	8.96%
Federal funds sold	11,471	570	4.97
Investments (1)	16,374	778	4.75

Total Earning Assets	204,085	17,143	8.40

Allowance for loan losses	(2,211)
Non-earning assets	13,234

Total Assets	$215,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – interest bearing	$37,209	$723	1.94
Savings	10,097	156	1.55
Time deposits	113,712	5,749	5.06

Total deposits	161,018	6,628	4.12
Other borrowed Funds (1)	752	48	6.38

Total interest-bearing liabilities	161,770	6,676	4.13

Non-interest bearing deposits	21,921
Other liabilities	1,087

Total liabilities	184,778
Stockholders’ equity	30,330

Total liabilities and stockholders’ equity	$215,108

Net interest earnings		$10,467

Interest spread			4.27%

Net interest margin			5.13%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	AVERAGE BALANCE	INTEREST INCOME / EXPENSE	AVERAGE YIELD RATE
Earning Assets:
Loans receivable(1)	207,620	16,202	7.80%
Securities, taxable	19,332	963	4.98%
Securities, non-taxable	34,627	2,022	5.84%
Equity securities	2,132	122	5.74%
Federal funds sold	1,490	73	4.89%

Total earning assets	$265,201	$19,382	7.31%

Non-Earning Assets:
Cash and due from banks	5,049
Allowance for loan losses	(2,535)
Other assets	21,470

Total non-earning assets	23,984

Total assets	$289,185

Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand (NOW) deposits	$26,391	$91	0.34%
Money market deposits	16,195	439	2.71%
Savings deposits	20,221	249	1.23%
Time deposits	144,954	6,807	4.70%
Federal funds purchased	742	44	5.90%
FHLB advances & other borrowings	20,450	1,065	5.21%

Total interest-bearing liabilities	$228,953	$8,695	3.80%

Non-Interest Bearing Liabilities:
Demand deposits	28,066
Other liabilities	3,299

Total non-interest bearing liabilities	31,365

Total liabilities	260,318

Stockholders’ equity	28,867

Total liabilities and stockholders’ equity	$289,185

Interest spread			3.51%
Net interest margin		$10,687	4.03%

(1)	Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

Financial Ratios

Year Ended December 31, 2007
Return on average assets	0.90%
Return on average equity	9.03%
Dividend payout ratio	38.04%
Average equity to average assets	9.98%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Galax, Virginia

March 31, 2009

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2008 (Restated) and 2007

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$10,864	$162
Interest bearing bank deposits	107,376	—
Federal funds sold	10,193	—

Total cash and cash equivalents	128,433	162
United States Treasury securities held in trust fund	—	58,453
Securities available for sale, at fair value	193,992	—
Securities held to maturity, fair value of $94,965 at December 31, 2008	94,865	—
Equity securities, restricted, at cost	3,612	—

Total securities	292,469	58,453
Loans held for sale	200
Loans	523,298	—
Allowance for loan losses	(6,939)	—

Net loans	516,359	—
Bank premises and equipment	24,111	—
Other real estate owned	223	—
Bank owned life insurance	6,300	—
Core deposit intangibles, net	17,163	—
Goodwill	37,184	—
Other assets	7,798	826

Total assets	$1,030,240	$59,441

LIABILITIES
Deposits:
Noninterest bearing	$59,699	$—
Interest bearing	746,649	—

Total deposits	806,348	—
Federal Home Loan Bank advances	37,900	—
Trust preferred capital notes	4,124	—
Deferred payment to underwriter	—	2,100
Other liabilities	17,465	339

Total liabilities	865,837	2,439

Common stock, subject to conversion, 1,499,250 shares at conversion value	—	11,690
STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized)	17,680	—
Warrants on preferred stock	1,037	—
Discount on preferred stock	(1,031)
Common stock (50,000,000 shares authorized $.01 par value) 21,468,455 and 9,375,000 shares issued and outstanding at December 31, 2008, and December 31, 2007, respectively	215	94
Additional paid in capital	146,076	42,989
Retained earnings	1,691	2,229
Accumulated other comprehensive loss	(1,265)	—

Total stockholders’ equity	164,403	45,312

Total liabilities and stockholders’ equity	$1,030,240	$59,441

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Year Ended December 31, 2008 and Nine Months Ended December 31, 2007

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

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWELVE MONTHS and NINE MONTHS ENDED

DECEMBER 31, 2008 (Restated) AND 2007, respectively

(Dollars and shares in thousands)

	Preferred Stock	Warrants	Discount on Preferred Stock	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

				Shares	Amount
Balance, March 31, 2007	$—	$—	$—	9,375	$94	$43,061	$1,124	$—	$44,279
Change in shares subject to conversion	—	—	—	—	—	(72)	—	—	(72)
Comprehensive income:
Net income	—	—	—	—	—	—	1,105	—	1,105

Total comprehensive income									1,105

Balance December 31, 2007	—	—	—	9,375	94	42,989	2,229	—	45,312
Issuance of preferred stock and related warrants	17,680	1,037	(1,037)	—	—	—	—	—	17,680
Amortization of preferred stock warrants	—	—	6	—	—	—	(6)	—	—
Redemption of shares related to appraisal rights	—	—	—	(2)	—	(11)	—	—	(11)
Transfer of shares previously subject to conversion	—	—	—	—		11,690	—	—	11,690
Issuance of stock related to business combination			—	13,502	135	100,769	—	—	100,904
Issuance of options and stock awards related to business combination	—	—	—	—	—	1,487	—	—	1,487
Redemption of shares, net of fractional shares				(1,407)	(14)	(10,813)	—	—	(10,827)
Repurchase of warrants	—	—	—	—	—	(35)	—	—	(35)
Comprehensive income:
Net income	—	—	—	—	—	—	1,223	—	1,223
Change in unrealized gain in investment securities, net of tax of $238	—	—	—	—	—	—	—	(462)	(462)
Change in funded status of pension plan, net of tax of $413	—	—	—	—	—	—	—	(803)	(803)

Total comprehensive income									(42)
Dividends paid on common stock ($.08 per share)							(1,755)		(1,755)

Balance December 31, 2008	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2008 (Restated) and

Nine Months Ended December 31, 2007

	2008	2007
	(Dollars in thousands)
Operating activities:
Net income	$1,223	$1,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	1,663	—
Provision for loan losses	2,572	—
Deferred taxes	110	—
Amortization of security premiums and accretion of discounts, net	117	—
Net amortization of preferred warrants	6
Net decrease in loans held for sale	506	—
Changes in assets and liabilities:
Increase in other assets	(6,832)	(809)
Increase (decrease) in accrued expenses and other liabilities	5,357	(476)

Net cash provided by (used in) operating activities	4,722	(180)

Investing activities:
Net increase in federal funds sold	(10,335)	—
Proceeds from securities sales, calls, maturities and paydowns	68,562	—
Purchase of securities	(204,549)	(334)
Net increase in loans	(47,992)	—
Purchase of premises and equipment, net	(2,655)	—
Securities acquired in bank acquisition	(29,420)	—
Cash acquired in bank acquisitions	10,016	—

Net cash used in investing activities	(216,373)	(334)

Financing activities:
Net increase in noninterest bearing and interest bearing demand deposits	9,689	—
Increase in deposits from bank acquisition	305,197	—
Net increase in Federal Home Loan Bank advances	20,000	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(46)	—
Cash dividends paid	(1,755)	—
Issuance of preferred stock	17,680	—
Cash paid to shareholders for converted shares	(10,843)	—

Net cash provided by financing activities	339,922	—

Net increase (decrease) in cash and cash equivalents	128,271	(514)

Cash and cash equivalents:
Beginning of the period	162	676

End of the period	$128,433	$162

Supplemental disclosures of cash flow information:
Interest paid	$5,780	$—
Income taxes paid	406	—
Transfers of OREO property	223	—
Non-cash transactions related to the acquisition of TFC and BOE assets and liabilities
Increase in assets and liabilities:
Loans	$471,864	—
Securities	71,123	—
Other assets	83,664	—
Non-interest bearing deposits	52,790	—
Interest bearing deposits	438,672	—
Borrowings	32,359	—
Other Liabilities	10,216	—

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at December 31, 2008. The subordinated debt of the Trust is reflected as a liability of the Company.

COMMUNITY BANKERS TRUST CORPORATION

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

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

In our acquisition of TFC and BOE, the preliminary fair value of SOP 03-3 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral. The fair value of non SOP 03-3 loans was determined based on preliminary estimates of default probabilities. The Company determined which purchased loans were impaired at the time of the acquisition, and considered those loans for SOP 03-3 application. Those loans that were not considered impaired at the time of acquisition were not considered for SOP 03-3.

As a result of the acquisitions of TFC and BOE, the Company had loans amounting to approximately $5.0 million as of December 31, 2008 which met the criteria of SOP 03-3. Due to the immateriality of these loans in relation to the overall financial condition of the Company, detailed disclosures have not been included in these financial statements.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of the loan balance or the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $223,000 in other real estate at December 31, 2008.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which total $308,000 for 2008.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the (consolidated) financial statements.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

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

Business Combinations

On September 7, 2007, the Company issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of September 5, 2007, with TFC (the “TFC Agreement”), which provided for the merger of TFC with and into the Company. Effective May 31, 2008 at 11:58 p.m., the Company consummated the merger between the Company and TFC pursuant to the terms of the TFC Agreement (the “TFC Merger”). In connection with the TFC Merger, TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Company. The material terms of the TFC Merger Agreement and certain financial and other information about the Company and TFC are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-148675) originally filed January 15, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “TFC Merger Proxy”), TFC’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-33355), and TFC’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-33355).

On December 14, 2007, the Company issued a press release and filed a Current Report on Form 8-K reporting that it had entered into an Agreement and Plan of Merger, dated as of December 14, 2007, with BOE Financial Services of Virginia, Inc. (the “BOE Agreement”), which provided for the merger of BOE with and into the Company. Effective May 31, 2008 at 11:59 p.m., the Company consummated the merger between the Company and BOE pursuant to the terms of the BOE Agreement (the “BOE Merger”). In connection with the BOE Merger, the

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Bank, a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Company. The material terms of the BOE Merger Agreement and certain financial and other information about the Company and BOE are contained in the Company’s registration statement on Form S-4 (SEC File No. 333-149384) originally filed February 26, 2008, as amended, the definitive joint proxy statement/prospectus thereto, filed March 31, 2008 (hereinafter referred to as the “BOE Merger Proxy”), BOE’s annual report on Form 10-K for the year ended December 31, 2007, filed March 31, 2008 (SEC File No. 000-31711), and BOE’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed May 15, 2008 (SEC File No. 000-31711).

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

Restatement

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note	2. Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2008 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$28,732	$358	$(21)	$29,069
Mortgage backed securities	93,619	803	(66)	94,356
State, county and municipal	64,600	478	(2,184)	62,894
Corporate & other bonds	7,418	19	(188)	7,249
Other securities	323	111	(10)	424

Total securities available for sale	$194,692	$1,769	$(2,469)	$193,992

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$5,997	$37	$—	$6,034
Mortgage backed securities	79,595	62	—	79,657
State, county and municipal	9,273	1	—	9,274

Total securities held to maturity	$94,865	$100	$—	$94,965

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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
Mortgage loans on real estate:
Residential 1-4 family	$129,607
Commercial	158,062
Construction	139,515
Second Mortgages	15,599
Multifamily	9,370
Agriculture	5,143

Total real estate loans	457,296
Commercial Loans	45,320
Consumer installment loans	14,457
All other loans	7,005

Gross loans	524,078
Less: unearned income	(780)

Loans, net of unearned income	$523,298

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The Company had an approximate $5.154 million in nonperforming assets at December 31, 2008. These nonperforming assets consisted of 84 credits and one piece of OREO property. Interest forfeited on non-accrual loans for the year ended December 31, 2008 was $251,000.

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

The following is a summary of information for impaired and non-accrual loans as of December 31, 2008 (dollars in thousands):

Amount
Impaired loans without a valuation allowance	$13,301
Impaired loans with a valuation allowance	12,915

Total impaired loans	$26,216

Valuation allowance related to impaired loans	$3,115
Total non-accrual loans	$4,534
Total loans ninety days or more past due and still accruing	$397
Average investment in impaired loans	$8,240

Interest income recognized on impaired loans	$768

Interest income recognized on a cash basis on impaired loans	$768

Analysis of the loan valuation allowance is as follows:

Year Ended December 31, 2008
Balance, beginning of year	$—
Allowance from acquired banks	5,305

Loans charged-off	(980)
Recoveries	42
Provision for loan losses	2,572

Balance, end of year	$6,939

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error.

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

On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of TCB. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, the Bank and the FDIC.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Management evaluated the applicability of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, as well as EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” in determining the accounting for this transaction. This guidance outlines that for a transferred set of activities and assets to be a business, it must contain all the inputs and processes necessary for it to continue to conduct normal operations after the transferred set is separated from the transferor, which includes the ability to sustain a revenue stream by providing its outputs to customers. Based upon an assessment of the transaction, management determined that there were significant limitations on the resources transferred and, therefore, concluded that the net assets acquired did not meet the definition of a “Business” as defined by these authoritative standards. Accordingly, the transaction was accounted for as an asset purchase.

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

The loans acquired were those fully secured by deposit accounts. the Bank had not purchased any additional loans as of December 31, 2008.

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

The former branch offices of TCB opened on November 24, 2008 under the name “Essex Bank, a division of the Bank.”

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

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets and $34.3 million in goodwill. Additionally, BOE assumed all deposits of The Community Bank, Loganville, GA on November 21, 2008, which were purchased for a premium of approximately $3.2 million.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Goodwill and other intangible assets are presented in the following table:

	December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(Dollars in thousands)
Goodwill	$37,184	$—	$37,184
Core deposit intangibles	18,132	969	17,163

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Impaired Loans

The Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Bank frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. The appraisal, based on the date of preparation, becomes only a part of the determination of the amount of any loan write-off, with current market conditions and the collateral’s location being other determinants. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

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

Reviews of classified loans are performed by management on a quarterly basis. At December 31, 2008, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Loans — impaired loans, net	$9,800	$—	$8,814	$986
Other real estate owned (OREO)	223	—	223	—

Total assets at fair value	$10,023	$—	$9,037	$986

Total liabilities at fair value	$—	$—	$—	$—

Note	8. Deposits

Balance by deposit type	December 31, 2008
(Dollars in thousands)
NOW	$76,575
MMDA	55,200
Savings	34,688
Time deposits less than $100,000	303,424
Time deposits greater than $100,000	276,762

Total interest-bearing deposits	$746,649

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 was $276.8 million.

The scheduled maturities of time deposits at December 31, 2008 (dollars in thousands) are as follows:

2009	$452,601
2010	78,293
2011	29,963
2012	9,907
2013	9,290
Thereafter	132

Total	$580,186

Note	9. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008, follows (dollars in thousands):

2008
Deferred tax assets:
Allowance for loan losses	$2,309
Deferred compensation	590
Non-accrual loan interest	59
Accrued pension	569
FAS 158 adjustment pension	413
Stock based compensation	70
Net operating loss carryforward	2,945
Alternative minimum tax credit	108
Unrealized loss on available for sale securities	238
Other	65

$7,366

Deferred tax liabilities:
Depreciation	296
Purchase accounting adjustment	7,468
Other	75

$7,839

Net deferred tax liability	$473

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2008	For the Nine Months Ended December 31, 2007
Current tax provision	$243	$576
Deferred tax (benefit)	(110)	—

	$133	$576

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2008	2007
Statutory federal income tax rate	34.0%	34.0%
(Reduction) in taxes resulting from:
Municipal interest	(21.0)	—
Bank owned life insurance income	(4.1)	—
Other, net	0.9	0.3

	9.8%	34.3%

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	Fixed Rate	Adjustable Rate	Total
2009	$—	$900	$900
2010	—	—	—
2011	—	—	—
2012	22,000	—	22,000
2013	10,000	—	10,000
Thereafter	5,000	—	5,000

Total	$37,000	$900	$37,900

The Company has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $45,500,000.

Note 11. Employee Benefit Plans

The Company adopted the Bank’s noncontributory, defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The accumulated benefit obligation for the defined benefit pension plan was $3.658 million at December 31, 2008.

The following table provides the components of net periodic benefit cost for the plan for the year ended December 31, 2008 (dollars in thousands):

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

The Company did not to contribute to its pension plan in 2008.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

A summary of the options is shown in the following table:

	TFC 2008	BOE 2008
Options issued in connection with bank acquisition	332,351	161,426
Options outstanding at December 31	332,351	161,426
Options exercisable at December 31	332,351	161,426
Weighted average exercise price	$6.83	$4.13
Weighted average remaining contracted life at December 31	51 months	57 months

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

On June 8, 2006, the Company sold 7,500,000 units (“Units”) in the Offering. Each Unit consists of one share of the Company’s common stock, $0.01 par value, and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase one share of common stock from the Company at an exercise price of $5.00 commencing on the completion of a Business Combination and expiring five years from the date of the Offering. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 13. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(Dollars and shares in thousands, except per share data)
For the Twelve Months ended December 31, 2008
Basic EPS	$1,223	16,430	$0.07
Effect of dilutive options and warrants	—	1,088	—

Diluted EPS	$1,223	17,518	$0.07

For the Nine Months ended December 31, 2007
Basic EPS	$1,105	9,375	$0.12
Effect of dilutive warrants	—	2,432	(0.03)

Diluted EPS	$1,105	11,807	$0.09

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

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2008 (dollars in thousands):

	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank Debt	37,900	900	—	32,000	5,000
Operating leases	7,476	499	914	779	5,284

Total contractual obligations	$49,500	$1,399	$914	$32,779	$14,408

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Note 17. Concentration of Credit Risk

At December 31, 2008, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 87.26% of traditional loan portfolio (BOE and TFC). Subsequent to December 31, 2008, loans have been added to the portfolio from the transactions in Georgia and most notably in Maryland.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company and Bank met all capital adequacy requirements to which they are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 in the table.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

On February 11, 2009 the Company invested $50 million in the Bank which will result in an increase in the Banks regulatory Capital.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

At December 31, 2008, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	2008
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$128,433	$128,433
Securities available for sale	193,992	193,992
Securities held to maturity	94,865	94,966
Loans held for sale	200	200
Net loans	516,359	497,930
Accrued interest receivable	4,014	4,014
Financial liabilities:
Deposits	806,348	813,374
Borrowings	42,024	46,819
Accrued interest payable	4,325	4,325

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Note 23. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the past two years is stated separately (dollars in thousands):

	December 31, 2008	December 31, 2007
Professional services	$226	$—
Marketing & advertising expense	308	—
Bank franchise tax	416	—
Telephone and internet line	193	—
Stationery, printing & supplies	222	—
Travel and entertainment	205	—
FDIC/OCC expense	239	—
Software and maintenance support	221	—
Directors fees	365	—
Other expenses	1,190	263

Total other operating expenses	$3,585	$263

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 24. Parent Corporation Only Financial Statements

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

Note 25. Subsequent Events

On Friday, January 30, 2009, Community Bankers Trust Corporation announced that the Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for SFSB, providing for the assumption by BOE, effective 6:00 p.m. on Friday, January 30, 2009, of all deposit liabilities and the purchase of certain assets of SFSB. BOE assumed approximately $312 million in deposits, all of which are deemed to be core deposits. BOE received a discount on these deposits of $45 million. BOE purchased approximately $348 million in loans and other assets, and will be providing loan servicing to SFSB’s existing loan customers. BOE has entered into a loss share arrangement with the FDIC with respect to the assets purchased. All deposits have been fully assumed and all deposits maintain their current insurance coverage.

The Company filed a Form 8-K on February 4, 2009 disclosing this transaction. In a letter to the SEC dated March 13, 2009, the Company proposed that it would provide financial information and disclosures in an amended Form 8-K.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

The Company received proceeds of $17.68 million for the Series A Preferred Stock and the Warrant. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrant, recording $16.64 million and $1.04 million, respectively. Fair value of the preferred stock was estimated based on a discounted cash flow model using an estimated life of 50 years and a discount rate of 12%. Fair value of the stock warrant was estimated using a Black-Scholes model assuming stock price volatility of 27.5%, a dividend yield of 0.5%, a risk-free rate of 1.35% and an expected life of five years. The $16.64 million of Series A Preferred Stock is net of a discount of $1.04 million. The discount will be accreted to the $17.68 million redemption price over a five year period. The accretion of the discount and dividends on the preferred stock reduce retained earnings.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FIVE MONTHS ENDED MAY 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2006	4,582	$46	$39,809	$(9,262)	$(40)	$30,553
Net income	—	—	—	2,496	—	2,496
Unrealized gain on securities available for sale, net of taxes of $13	—	—	—	—	65	65

Total comprehensive gain						2,561

Common stock issued	5	—	38	—		38
Deferred compensation expense	—	—	79	—		79
Dissolution of Subsidiary	—	—	—	2		2

Balance, December 31, 2007	4,587	$46	$39,926	$(6,764)	$25	$33,233
Net loss	—	—	—	(3,901)	—	(3,901)
Unrealized gain on securities available for sale, net of taxes of $14	—	—	—	—	29	29

Total comprehensive loss						(3,872)
Stock compensation	—	—	178	—		178
Special dividends paid	—	—	—	(1,152)		(1,152)

Balance, May 31, 2008	4,587	$46	$40,104	$(11,817)	$54	$28,387

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TFC adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain required quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. In November 2005, the FASB issued Staff Position FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. TFC adopted FSP No. FAS 115-1 and FAS 124-1 as of December 31, 2005. The disclosures required under EITF 03-1 and FSP No. FAS 115-1 and FAS 124-1 are included in these consolidated financial statements.

Loans and allowance for loan losses

Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan origination costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. The allowance for loan losses is maintained at a level that management considers adequate to provide for credit losses inherent in the loan portfolios at the reporting date. The level of the allowance is based on management’s evaluation of risk of loss in the loan portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year, management makes credit reviews of the loan portfolios designed to identify any changes in the loans since initial booking impacting their quality rating. This review is designed to identify potential changes that may need to be made to the loan loss reserve.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

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

The 2008 unrealized loss is the aggregate of two U.S. Agency notes. The 2007 unrealized loss is the aggregate of eight U.S. Agency notes. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. No impairment loss has been recognized on these securities due to management having both the intent and the ability to hold these securities until maturity or call dates.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

There were no securities sold during the periods reported.

NOTE 3 LOANS

Loans receivable outstanding, by type, at May 31, 2008 and December 31, 2007 are summarized as follows (dollars in thousands):

	May 31, 2008	December 31, 2007
Mortgage Loans on Real Estate
Residential 1-4 Family	$35,697	$38,849
Commercial	47,792	62,026
Construction	94,608	41,201
Multifamily	2,605	2,111
Agriculture	1,431	1,450

Total Real Estate Loans	182,133	145,637
Commercial loans	44,339	49,683
Consumer and installment loans	15,552	10,413
All other loans	338	35

Gross Loans	242,362	205,768
Less: unearned income	(482)	(288)

Loans, net of unearned income	$241,880	$205,480

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	May 31, 2008	December 31, 2007
Impaired loans without a valuation allowance	$381	$379
Impaired loans with a valuation allowance	2,927	1,576

Total Impaired Loans	$3,308	$1,955

Valuation allowance related to impaired loans	$549	$484

Total Non-Accrual Loans	$3,734	$1,955

Total loans 90 days past due and still accruing	$—	$—

	5 Months Ended May 31, 2008	Year Ended December 31, 2007
Average balance of impaired loans	$2,632	$1,952

Interest income recognized on impaired loans	$46	$87

Interest income recognized on a cash basis on impaired loans	$47	$87

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 8 INCOME TAXES

The components of the deferred tax assets and liabilities at May 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	May 31 2008	December 31 2007
Deferred tax assets
Allowance for loan loss	$1,003	$952
Stock compensation award	70	119
Deferred compensation	434	—
Goodwill	65	65
Net operating loss carryforwards	3,307	2,397
Alternative minimum tax credit	18	21
Other	30	37

Total deferred tax assets	4,927	3,591

Deferred tax liabilities:
Unrealized loss on investment securities	28	13
Depreciation	148	173
Other	—	93

Total deferred tax liabilities	176	279

Net deferred tax asset	$4,751	$3,312

Allocation of income tax benefit between current and deferred portions is as follows (dollars in thousands):

	May 31, 2008	December 31, 2007
Current (benefit) expense	$—	$1
Deferred benefit	(1,454)	(3,326)

Net income tax benefit	$(1,454)	$(3,325)

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TFC is authorized to issue under the 2007 Plan up to 250,000 shares of its common stock. Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the 2007 Plan may be reallocated to new awards under the 2007 Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the 2007 Plan may also be reallocated to other awards. The 2007 Plan provides that if there is a stock split, stock dividend or other event that affects TFC’s capitalization, appropriate adjustments will be made in the number of shares that may be issued under the 2007 Plan and in the number of shares and price of all outstanding grants and awards made before such event.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

Quantitative measures are established by bank regulations to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At May 31, 2008 and December 31, 2007, management believes that TFC met all capital adequacy requirements to which they are subject.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

May 31, 2008	Total	Level 1	Level 2	Level 3
Financial assets:
Loans – impaired, net	$2,927	$—	$2,927	$—
Other real estate owned (OREO)	187	—	187	—

Total assets at fair value	$3,114	$—	$3,114	$—

Total liabilities at fair value	$—	$—	$—	$—

TFC had no level 1 or level 3 assets or other liabilities measured at fair value on a nonrecurring basis at May 31, 2008.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

Financial instruments whose contract amounts represent credit risk were as follows (dollars in thousands):

	May 31 2008	December 31 2007
Commitments to extend credit	$50, 521	$46,860
Standby letters of credit	$4,288	$3,615

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 15 COMMITMENTS AND CONTINGENT LIABILITIES

TFC leases banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options. Pursuant to the terms of non-cancelable lease agreements in effect at May 31, 2008, pertaining to premises, future minimum rent commitments under various operating leases are as follows:

(dollars in thousands)
2008	$247
2009	434
2010	402
2011	292
2012	273
Thereafter	596

$2,244

NOTE 16 OTHER OPERATING EXPENSES

	Five Months Ended May 31, 2008	Year Ended December 31, 2007
	(dollars in thousands)
Merger and acquisition costs	$1,029	$—
Data processing fees	1,917	843
Legal and accounting fees	260	788
Consulting fees	—	557
OCC and FDIC assessment	95	163
Directors fees	73	114
Supplies	139	368
Franchise taxes	81	161
Marketing	37	219
Other	277	575

Total	$3,908	$3,788

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

Winchester, Virginia

March 17, 2008

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

May 31, 2008 and December 31, 2007

(dollars in thousands)

	May 31, 2008	December 31, 2007
Assets
Cash and due from banks	$5,784	$4,100
Securities available for sale, at fair value	54,019	52,543
Securities held to maturity (fair value approximates $3,015 and $3,010 at May 31, 2008 and December 31, 2007, respectively)	3,000	3,000
Equity securities, restricted, at cost	1,879	1,761
Loans held for sale	706	497
Loans, net of allowance for loan losses of $2,729 in 2008 and $2,595 in 2007	230,624	218,954
Bank premises and equipment, net	10,811	10,663
Accrued interest receivable	1,624	1,514
Intangible assets, net	346	398
Other assets	9,010	9,001

Total assets	$317,803	$302,431

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$27,113	$26,220
Interest-bearing	229,269	218,373

Total deposits	$256,382	$244,593
Federal funds purchased	5,117	3,152
Federal Home Loan Bank advances	17,900	17,000
Trust preferred capital notes	4,124	4,124
Accrued interest payable	850	1,007
Other liabilities	3,749	2,445

Total liabilities	$288,122	$272,321

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $5 par value, authorized 100,000 shares; no shares issued and outstanding	$—	$—
Common stock, $5 par value, authorized 10,000,000 shares; issued and outstanding 1,214,673 and 1,212,294 shares	6,073	6,062
Additional paid-in capital	5,622	5,577
Retained earnings	17,950	18,872
Accumulated other comprehensive income (loss), net	36	(401)

Total stockholders’ equity	$29,681	$30,110

Total liabilities and stockholders’ equity	$317,803	$302,431

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Five Months Ended May 31, 2008 and Year Ended December 31, 2007

(dollars in thousands)

	May 31 2008	December 31 2007
Interest and Dividend Income
Interest and fees on loans	$6,737	$16,202
Interest on federal funds sold	18	73
Interest and dividends on securities:
Taxable	465	1,085
Non Taxable	555	1,334
Total interest and dividend income	$7,775	$18,694
Interest Expense
Interest on deposits	$3,266	$7,586
Interest on borrowings	479	1,109
Total interest expense	$3,745	$8,695
Net interest income	$4,030	$9,999
Provision for Loan Losses	200	6
Net interest income after provision for loan losses	$3,830	$9,993
Noninterest Income
Service charge income	$464	$1,110
Other	390	848
Total noninterest income	$854	$1,958
Noninterest Expenses
Salaries and benefits	$2,493	$4,777
Occupancy expenses	216	517
Equipment expenses	286	514
Data processing	394	608
Professional Fees	631	—
Amortization of intangibles	52	126
Other operating expenses	810	2,221

Total noninterest expenses	$4,882	$8,763

Net income (loss) before income taxes	$(198)	$3,188

Income tax benefit (expense)	$10	$(580)
Net income (loss)	$(188)	$2,608

Earnings per share, basic	$(0.15)	$2.16

Earnings per share, diluted	$(0.15)	$2.15

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Five Months Ended May 31, 2008 and Year Ended December 31, 2007

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2006	$6,041	$5,477	$17,256	$(727)		$28,047
Comprehensive income:
Net income – 2007	—	—	2,608	—	$2,608	2,608
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $68	—	—	—	—	132	—
Add reclassification adjustment, net of taxes of $ 13	—	—	—	—	24	—
Minimum pension liability adjustment, net of deferred taxes of $88	—	—	—	—	170	—

Total Other comprehensive income, net of tax	—	—	—	326	$326	326

Total comprehensive income	—	—	—	—	$2,934	—

Cash dividends, $0.82 per share	—	—	(992)	—		(992)
Issuance of common stock under dividend reinvestment plan	19	92	—	—		111
Exercise of stock options	2	8	—	—		10

Balance, December 31, 2007	$6,062	$5,577	$18,872	$(401)		$30,110

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

A summary of investments in an unrealized loss position at May 31, 2008 and December 31, 2007 follows (dollars in thousands):

	Duration of the Unrealized Loss
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
May 31, 2008
U.S. Treasury issue and other government agencies	$—	$—	$—	$—
Mortgage-backed securities	3,620	(40)	—	—
Obligations of state and political subdivisions	6,896	(69)	—	—
Corporate and other bonds	600	(10)	—
Other equity securities	14	(4)	—	—

Total temporarily impaired securities	$11,130	$(123)	$—	$—

December 31, 2007
U.S. Treasury securities	$759	$—	$498	$(1)
U.S. Agency and mortgage-backed securities	—	—	5,730	(77)
Obligations of state and political subdivisions	8,134	(133)	13,479	(218)
Corporate securities	11	(4)	—	—

Total temporarily impaired securities	$8,904	$(137)	$19,707	$(296)

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

BOE adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

	May 31, 2008	December 31, 2007
Deferred tax assets:
Allowance for loan losses	$707	$638
Deferred compensation	414	268
Accrued pension	480	394

	$1,601	$1,300

Deferred tax liabilities:
Depreciation	$225	$245
Discount accretion on securities	17	13
Partnership losses	48	52
Unrealized gain on securities available for sale	305	62
Other	5	25

	$600	$397

Net deferred tax assets	$1,001	$903

Allocation of the income tax expense between current and deferred portions is as follows:

	May 31, 2008	December 31, 2007
Current tax provision	$276	$753
Deferred tax (benefit)	(286)	(173)

	$(10)	$580

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	May 31, 2008	December 31, 2007
Statutory Federal income tax rate	$(67)	$1,084
(Reduction) in taxes resulting from:
Municipal interest	(164)	(387)
Non-deductable transaction costs	234	—
Other, net	(13)	(117)

Income tax expense (benefit)	$(10)	$580

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

A summary of the status of the stock plans follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	29,359	$23.86	29,718	$23.92
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(1,305)	20.73	(359)	28.70

Outstanding at end of the period	28,054	$24.01	29,359	$23.86

Options exercisable at end of period	28,054	$24.01	29,359	$23.86

Weighted-average remaining contractual life for outstanding and exercisable shares at May 31, 2008 and December 31, 2007	5.25 years		5.50 years
Aggregate intrinsic value	$223,148		$230,129

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

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

(a) The following documents are filed as part of this Form 10-K/A:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the reports thereon and the notes thereto commencing at page 23 of this Form 10-K/A with respect to the Company and the Predecessor Entities.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (2)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation (3)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation (4)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (6)

3.3	Amended and Restated Bylaws (7)

4.1	Specimen Unit Certificate (8)

4.2	Specimen Common Stock Certificate (8)

4.3	Specimen Warrant Certificate (8)

4.4	Form of Unit Purchase Option to be granted to the representatives (8)

Exhibit No.	Description

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (9)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (10)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (10)

4.8	Warrant to Purchase 780,000 Shares of Common Stock (6)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (8)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders (9)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders (9)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (6)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. (11)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas (11)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson (12)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean (6)

10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company (6)

10.14	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte (13)

10.15	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003 (14)

10.16	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.17	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.18	TransCommunity Financial Corporation 2007 Equity Compensation Plan (16)

10.19	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan (17)

10.20	BOE Financial Services of Virginia, Inc. Stock Incentive Plan (18)

10.21	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan (19)

Exhibit No.	Description

10.22	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (18)

10.23	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (19)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Rosen Seymour Shapss Martin & Company LLP**

23.2	Consent of Yount, Hyde & Barbour, P.C.**

23.3	Consent of Elliott Davis, LLC**

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 1)*

31.4	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 1)*

31.5	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 2)*

31.6	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 2)*

31.7	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 3)**

31.8	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 3)**

32.1	Section 1350 Certifications**

*	Previously filed.
**	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590).
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590).
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590).
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590).
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008 (File No. 001-32590).
(14)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(15)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).
(16)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).
(17)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).
(18)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260).
(19)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538).

(b) Exhibits. See Item 15(a)3. above.

(c) Financial Statement Schedules. See Item 15(a)2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

Date: January 13, 2011	By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer