Form 10-Q/A
period 2009-03-31
Community Bankers Trust Corp
filed 2011-01-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2009 (filed on May 11, 2009 with the Securities and Exchange Commission (the “Commission”)), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1).

This Form 10-Q/A reflects the addition of financial statements and related information with respect to each of the Registrant’s predecessors (TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc.), as the Registrant was a special purpose acquisition company with nominal results prior to the acquisition of each of these entities on May 31, 2008. In addition, the Registrant’s financial statements reflect a modified presentation of certain line items relating to the portion of the loan portfolio that is covered under shared-loss agreements with the Federal Deposit Insurance Corporation and the Registrant’s non-covered loan portfolio.

This Form 10-Q/A also includes, in response to comments from the Commission, enhanced disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and the Registrant’s acquisition of substantially all assets, and assumption of all deposit and certain other liabilities, relating to the former Suburban Federal Savings Bank.

The only items that the Registrant is amending in this Form 10-Q/A are Items 1 and 2 of Part I and Item 6 of Part II, as set forth below. The disclosures that the Registrant has presented in this Form 10-Q/A are as of the date of the original filing, and the Registrant has not undertaken to update such disclosures for any subsequent events or developments.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q/A

March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited) (Restated)	(Audited) (Restated)
	(dollars in thousands)
ASSETS
Cash and due from banks	$20,863	$10,864
Interest bearing bank deposits	29,571	107,376
Federal funds sold	34,467	10,193

Total cash and cash equivalents	84,901	128,433

Securities available for sale, at fair value	190,513	193,992
Securities held to maturity, at cost (fair value of $145,331 and $94,966, respectively)	143,464	94,865
Equity securities, restricted, at cost	5,016	3,612

Total securities	338,993	292,469

Loans held for sale	386	200
Loans covered by FDIC shared-loss agreement (Note 9)	189,270	—
Loans non covered	542,191	523,298

Total loans	731,461	523,298
Allowance for loan losses	(11,543)	(6,939)

Net loans	719,918	516,359

FDIC indemnification asset (Note 10)	84,980	—
Bank premises and equipment	31,854	24,111
Other real estate owned, covered by FDIC shared-loss agreement	12,267	—
Other real estate owned, non covered	412	223
Bank owned life insurance	6,349	6,300
Core deposit intangibles, net	18,865	17,163
Goodwill (Note 5)	37,184	37,184
Other assets	6,380	7,798

Total assets	$1,342,489	$1,030,240

LIABILITIES

Deposits:
Noninterest bearing	$60,706	$59,699
Interest bearing	1,044,651	746,649

Total deposits	1,105,357	806,348
Federal Home Loan Bank advances	37,900	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	23,069	17,465

Total liabilities	$1,170,450	$865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(988)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	145,289	146,076
Retained earnings	8,144	1,691
Accumulated other comprehensive income (loss)	662	(1,265)

Total stockholders’ equity	$172,039	$164,403

Total liabilities and stockholders’ equity	$1,342,489	$1,030,240

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		BOE Predecessor For the three months ended	TFC Predecessor For the three months ended
	March 31, 2009	March 31, 2008	March 31, 2008	March 31, 2008
	(Restated)		(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on non covered loans	$8,457	$—	$4,071	$4,138
Interest and fees on FDIC covered loans	2,950	—	—	—
Interest on federal funds sold	14	—	13	25
Interest on deposits in other banks	121	—	—	—
Interest and dividends on securities
Taxable	2,892	405	283	133
Nontaxable	757	—	332	—

Total interest income	15,191	405	4,699	4,296
Interest expense
Interest on deposits	6,118	—	2,000	1,963
Interest on federal funds purchased	—	—	17	—
Interest on other borrowed funds	347	—	287	—

Total interest expense	6,465	—	2,304	1,963

Net interest income	8,726	405	2,395	2,333
Provision for loan losses	5,500	—	—	862

Net interest income after provision for loan losses	3,226	405	2,395	1,471

Noninterest income
Service charges on deposit accounts	571	—	275	250
Gain on SFSB transaction	16,204	—	—	—
(Loss) gain on securities transactions, net	(48)	—	6	—
Loss on sale of other real estate	(46)	—	—	—
Other	427	—	246	13

Total noninterest income	17,108	—	527	263

Noninterest expense
Salaries and employee benefits	4,426	—	1,284	1,401
Occupancy expenses	580	—	130	191
Equipment expenses	343	—	156	169
Legal fees	250	—	136	83
Professional fees	700	—	92	113
Data processing fees	742	—	144	150
Amortization of intangibles	456	—	—	—
Other operating expenses	1,891	220	515	350

Total noninterest expense	9,388	220	2,457	2,457

Income (loss) before income taxes	10,946	185	465	(723)
Income tax expense (benefit)	3,490	74	91	(244)

Net income (loss)	$7,456	$111	$374	$(479)
Dividends accrued on preferred stock	218	—	—	—
Accretion of discount on preferred stock	43	—	—	—

Net income (loss) available to common stockholders	$7,195	$111	$374	$(479)

Net income (loss) per share — basic	$0.34	$0.01	$0.31	$(0.10)

Net income (loss) per share — diluted	$0.34	$0.01	$0.31	$(0.10)

Weighted average number of shares outstanding
basic	21,468	9,375	1,213	4,587
diluted	21,478	11,823	1,217	4,587

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the three months ended		BOE Predecessor For the three months ended	TFC Predecessor For the three months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Restated)		(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$7,195	$111	$374	$(479)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	827	1	180	142
Provision for loan losses	5,500	—	—	862
Amortization of premiums and accretion of discounts, net	(2,573)	—	22	—
Change in loans held for sale	(186)	—	(288)	—
Net gain on SFSB transaction	(16,204)	—	—	—
Stock-based compensation expense	—	—	—	22
Net (gain)/loss on sale of securities	48	—	(6)	—
Net loss on sale of OREO	46	—	—	—
Net (gain) on sale of loans	—	—	(98)	—
Loss on write down of LLC membership	—	—	88	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	18,062	(811)	257	(235)
Increase/(decrease) in accrued expenses and other liabilities	7,833	155	350	(358)

Net cash (used in) provided by operating activities	20,548	(544)	879	(46)

Investing activities:
Proceeds from securities	30,201	495	1,638	11,800
Purchase of securities	(66,713)	—	(1,471)	(7,200)
Cash received from SFSB transaction	35,662	—	—	—
Net increase in loans	(7,856)	—	(13,162)	(18,473)
Purchase of premises and equipment, net	(8,077)	(50)	(287)	(176)

Net cash (used in) provided by investing activities	(16,783)	445	(13,282)	(14,049)

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	(7,988)	—	8,400	14,184
Net (decrease) in federal funds purchased	—	—	(3,152)	—
Issuance of common stock	—	—	44	—
Cash paid to shareholders for converted shares	—	—	—	—
Cash paid to reduce FHLB borrowings	(37,525)	—	—	—
Increase in FHLB advances	—	—	7,500	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(787)	—	—	—
Cash dividends paid	(997)	—	(267)	—

Net cash (used in) provided by financing activities	(47,297)	—	12,525	14,184

Net increase (decrease) in cash and cash equivalents	(43,532)	(99)	122	89

Cash and cash equivalents:
Beginning of the period	$128,433	$162	$4,100	$4,311

End of the period	$84,901	$63	$4,222	$4,400

Supplemental disclosures of cash flow information:
Interest paid	$4,292	$—	$2,321	$1,895
Income taxes paid	160	—	93	—
Transfers of OREO property	189	—
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$198,253	$—
Other real estate owned	9,416	—
Securities	4,954	—
FDIC indemnification	84,584	—
Fixed assets, net	37	—
Other assets	6,318	—
Deposits	302,756	—
Borrowings	37,525	—
Other liabilities	1,757	—

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

The consolidated statements presented include accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly present the financial position of the Company at each of March 31, 2009 and December 31, 2008. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal accruals) were made that are necessary to present fairly the financial position of the Company at March 31, 2009, and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008.

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

Predecessors

From its inception until consummation of the acquisitions of TFC and BOE on May 31, 2008, the Company was a special purpose acquisition company, as described above, and had no substantial operations. Accordingly, since the Company’s operating activities prior to the acquisitions were insignificant relative to those of TFC and BOE, management believes that both TFC and BOE are the Company’s predecessors. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of each of TFC and BOE, the historical level of operations of each of TFC and BOE, the purchase price paid for each of TFC and BOE and the fact that the consolidated Company’s operations, revenues and expenses after the acquisitions are most similar in all respects to those of BOE’s and TFC’s historical periods. Accordingly, the historical statements of operations for the three months ended March 31, 2008 and statements of cash flows for the three months ended March 31, 2008 of each of TFC and BOE have been presented.

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

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error and the financial statements for the year ended December 31, 2008 have been restated.

The March 31, 2009 consolidated financial statements and accompanying notes have been restated for amendments to the original estimated values related to the acquisition of the Maryland operations.

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

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

4. MERGERS AND ACQUISITIONS

Business Combinations

On May 31, 2008, the Company acquired each of TFC and BOE. The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired at May 31, 2008 of $268.8 million, including $241.9 million of loans, and liabilities assumed were $241.7 million, including $232.1 million of deposits. The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired at May 31, 2008 of $317.6 million, including $233.3 million of loans, and liabilities assumed were $288.0 million, including $256.4 million of deposits. Due to the mergers with each of TFC and BOE, the Company recorded approximately $37.2 million in goodwill and $15.0 million in core deposit intangibles as of May 31, 2008.

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

Acquisition of Georgia Operations

On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, Bank of Essex and the FDIC. Management evaluated the applicability of Statement of Financial Accounting Standards (“SFAS”) No.141, “Business Combinations”, as well as EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” in determining the accounting for this transaction. Based upon an assessment of the transaction, management determined that there were significant limitations on the resources transferred and, therefore, concluded that the net assets acquired did not meet the definition of a “Business” as required by these authoritative standards. Accordingly, the transaction was accounted for as an asset purchase.

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

The Company also acquired assets of $87.5 million as follows (dollars in thousands):

Cash and cash equivalents	$54,439
Investment securities	31,304
Loans and accrued interest	1,593
Other assets	135
Total assets	$87,471

The loans acquired were those fully secured by deposit accounts. BOE did not purchase any additional loans as of December 31, 2008.

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

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $358 million in loans and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired.

The Bank has entered into shared-loss agreements with the FDIC with respect to certain covered assets acquired. See Notes 9 and 10 for additional information related to certain assets covered under the FDIC shared-loss agreements.

In relation to this acquisition, the Company followed the acquisition method of accounting as outlined in SFAS 141(R), “Business Combinations”. Management relied on external analyses by appraisers in determining the fair value of assets acquired and liabilities assumed. The following table provides the allocation of the negative bid in the financial statements, based on those analyses (dollars in thousands):

SFSB
Negative bid on SFSB transaction	$45,000

Adjustments to assets acquired and liabilities assumed:
Fair value adjustments:
Loans	(102,011)
Foreclosed real estate	(10,428)
FDIC Indemnification	84,584
Deposits	(1,455)
Core deposit intangible	2,158
Other adjustments	(1,644)

Net assets acquired, pre-tax	16,204

Deferred tax liability	(5,509)

Net assets acquired, net of tax	$10,695

Fair value of assets acquired
Cash and cash equivalents	$54,717
Investment securities	4,954
Loans receivable	198,253
Foreclosed real estate	9,416
FDIC Indemnification Asset	84,584
Other assets	6,318

Fair value of assets acquired	$358,242

Fair value of liabilities assumed
Deposits	$302,756
FHLB advances	37,525
Deferred taxes	5,509
Other liabilities	1,757

Fair value of liabilities assumed	$347,547

Net assets acquired at fair value	$10,695

As a result of the acquisition of the operations of SFSB, the Company recorded a one-time gain of $16.2 million in the first quarter of 2009.

The Company engaged two external firms to assess credit quality and fair market value of the loan portfolio. An external firm performed a 100% credit review on the entire portfolio and classified each of the loans into several homogenous pools of credit risk and levels of impairment. An external firm specializing in fair market valuations then used the credit review results to determine the current fair market as defined in SFAS No. 157, “Fair Value Measurements”. The fair value assessment was based on several measures, including asset quality, contractual interest rates, current market interest rates, and other underlying factors and the analysis divided the portfolio into the following segments:

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

The Company has reviewed certain contracts between SFSB and its vendors in order to identify any efficiencies from the merger through contract cancellation. Costs of cancelling certain contracts that are material would change the amount of the gain recorded.

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

Since the mergers in 2008, there has been further decline in economic conditions, which has significantly affected the banking sector and the Company’s financial condition and results. The Company’s average closing stock price during the first quarter of 2008 and 2009 was $7.46 per share and $3.28 per share, respectively, which represented a 56.03% decline. On the last business day prior to May 31, 2009, the closing stock price was $3.10 per share.

Goodwill will be assessed for potential impairment as of May 31, 2009, the one-year anniversary date of the formation of the Company.

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error and the financial statements for the year ended December 31, 2008 have been restated.

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.1 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Goodwill and other intangible assets are presented in the following table:

	December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Goodwill (restated)	$37,184	$—	$37,184
Core deposit intangibles	$18,132	$969	$17,163

	March 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Goodwill	$37,184	$—	$37,184
Core deposit intangibles	$20,290	$1,425	$18,865

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

Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 would include asset-backed securities in less liquid markets.

Loans held for sale

Loans held for sale are recorded at the lower of cost or fair value each reporting period, and are comprised of residential mortgages. These loans are held for a short period of time with the intention of being sold on the secondary market. Therefore, the fair value is determined on rates currently offered using observable market information, which does not deviate materially from the cost value. If there are any adjustments to record the loan at the lower of cost of market value, it would be reflected in the consolidated statements of income. It was determined that the cost value recorded at March 30, 2009 was similar to the fair value, and therefore no adjustment was necessary. Due to the observable market data available in pricing these loans held for sale, they were considered as Level 2.

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

Reviews of classified loans are performed by management on a quarterly basis. At March 31, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

Other real estate owned

Other real estate owned (OREO), including foreclosed assets, is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the OREO as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Goodwill

See Note 5 for a description of valuation methodologies for goodwill.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury issue and U.S. government agencies	$19,004	$—	$19,004	$—
State, county, and municipal	68,073	—	68,073	—
Corporate and other bonds	7,380	—	7,380	—
Mortgage backed securities	94,663	—	94,663	—
Financial stocks	1,393	1,393	—	—

Investment securities available-for-sale	190,513	1,393	189,120	—
Loans covered by FDIC shared-loss agreements	189,270	—	—	189,270
FDIC indemnification asset	84,980	—	—	84,980
Loans held for sale	386	—	386	—

Total assets at fair value	$465,149	$1,393	$189,506	$274,250

Total liabilities at fair value	$—	$—	$—	$—

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

	March 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Loans — impaired loans with a valuation allowance	$23,506	$—	$19,173	$4,333
Other real estate owned (OREO), covered by FDIC shared-loss agreement	12,267	—	1,320	10,947
Other real estate owned (OREO), non covered	412	—	412	—

Total assets at fair value	$36,185	$—	$20,905	$15,280

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 1 assets measured at fair value on a nonrecurring basis at March 31, 2009.

SFAS 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

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

At March 31, 2009, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The fair values and carrying values are as follows:

( dollars in thousands)	March 31, 2009
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$84,901	$85,135
Securities available for sale	190,513	190,513
Securities held to maturity	143,464	145,331
Equity securities	5,016	5,016
Loans held for sale	386	386
Loans, non covered, net	530,648	531,441
Loans covered by FDIOC shared-loss agreement	189,270	189,270
FDIC indemnification asset	84,980	84,980
Accrued interest receivable	4,497	4,497
Goodwill	37,184	37,184

Financial liabilities:
Deposits	1,105,357	1,113,476
Borrowings	42,024	42,651
Accrued interest payable	3,851	3,851

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

7. SECURITIES

Amortized costs and fair values of securities available for sale at March 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury issue and other U.S. Government agencies	$18,670	$460	$—	$19,130
State, county and municipal	67,524	1,017	(617)	67,924
Corporates and other bonds	7,431	24	(75)	7,380
Mortgage backed securities	92,431	2,270	(15)	94,686
Other securities	1,472	51	(130)	1,393

Total	$187,528	$3,822	$(837)	$190,513

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

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. Furthermore, a third party vendor prepares a report for other than temporarily impaired evaluations. Management reviews this report monthly, and there were no investments considered other than temporarily impaired at March 31, 2009.

Amortized costs and fair values of securities held to maturity at March 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(In thousands)
U.S. Treasury issue and other U.S. Government agencies	$3,745	$4	$(3)	$3,746
State, county and municipal	13,117	391	(27)	13,481
Corporates and other bonds	1,041	—	(56)	985
Mortgage backed securities	125,561	1,716	(158)	127,119

Total	$143,464	$2,111	$(244)	$145,331

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

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. At March 31, 2009, all impairments of securities held to maturity are considered temporary as the unrealized losses are related to market risk and not credit risk. The Company does not intend to sell the securities and it is not likely that the company will be required to sell the security before recovery of its amortized cost. Issuers of the securities held to maturity and available for sale are of suitable credit quality and all of the securities are of investment grade.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $3.7 million at March 31, 2009. FHLB stock is restricted since it is not actively traded on an exchange, and is owned solely by the FHLB and its member institutions. The Company records FHLB stock on a cost basis. When evaluating FHLB stock for impairment, its value is based on recovery of the par value rather than by recognizing temporary decline in value.

8. LOANS NON COVERED

The Company’s loan portfolio for loans not covered by the FDIC shared-loss agreement, at March 31, 2009 and December 31, 2008, was comprised of the following (dollars in thousands):

	March 31, 2009		December 31, 2008
	Non-covered loans		Non-covered loans
Open End 1-4 Family loans	$29,388	5.42%	$30,323	5.80%
1-4 Family First Liens	106,563	19.66%	99,284	18.98%

Total residential 1-4 family	135,951	25.08%	129,607	24.78%

Owner occupied nonfarm nonresidential	59,922	11.05%	63,218	12.09%
Non owner occupied nonfarm nonresidential	106,125	19.58%	93,872	17.95%

Total commercial	166,047	30.63%	157,090	30.03%

1-4 Family Construction	31,321	5.78%	36,277	6.93%
Other construction and land development	106,525	19.65%	103,238	19.74%

Total construction	137,846	25.43%	139,515	26.67%

Second mortgages	15,490	2.86%	15,599	2.98%
Multifamily	10,352	1.91%	9,370	1.79%
Agriculture	5,321	0.98%	5,143	0.98%

Total real estate loans	471,007	86.89%	456,324	87.23%

Agriculture loans	1,072	0.20%	988	0.19%
Commercial and industrial loans	45,749	8.44%	44,332	8.48%

Total commercial loans	46,821	8.64%	45,320	8.67%

Total revolving credit and other consumer	13,997	2.58%	14,457	2.76%

All other loans	10,229	1.89%	7,005	1.34%

Gross loans	542,054	100.00%	523,106	100.0%
Unearned income on loans	(731)		(780)
Merger related fair value adjustment	868		972

Total non-covered loans	$542,191		$523,298

The following is a summary of information for impaired and nonaccrual loans at March 31, 2009, excluding FDIC covered assets (dollars in thousands):

Amount
Impaired loans without a valuation allowance	$18,907
Impaired loans with a valuation allowance	23,506

Total impaired loans	$42,413

Valuation allowance related to impaired loans	$4,333
Total nonaccrual loans	$9,870
Total loans 90 days or more past due and still accruing	$1,195
Average investment in impaired loans during the three months ending March 31, 2009	$34,315

Interest income recognized on impaired loans	$326

Interest income recognized on a cash basis on impaired loans	$326

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset Quality for additional information regarding impaired loans.

9. COVERED ASSETS

The Company is applying the provisions of SOP 03-3 to all loans acquired in the SFSB acquisition (the “covered loans”).

The following table reflects the contractual cash flows, cash flows expected at acquisition, and fair value of loans as of the acquisition date. These amounts were determined based upon the estimated remaining life of the covered loans, which includes the effects of prepayments.

At Acquisition
(In Thousands)	Total Loans
Contractually required principal and interest at acquisition	$431,081
Nonaccretable difference (expected losses of $99,648 and foregone interest of $72,157)	171,805

Cash flows expected to be collected at acquisition	$259,276
Accretable yield (interest component of expected cash flows)	61,023

Basis in acquired loans at acquisition	$198,253

As of January 1, 2009 there were no covered loans. As of March 31, 2009, the outstanding balance of the covered loans accounted for under SOP 03-3- is $289,604. The carrying amount as of March 31, 2009 is comprised of the following.

(Dollars in Thousands)	March 31, 2009
	Covered Loans
Open End 1-4 Family Loans	$8,481	4.48%
1-4 Family First Liens	132,674	70.10%

Total residential 1-4 family	141,155	74.58%

Owner occupied nonfarm nonresidential	—	0.00%
Non owner occupied nonfarm nonresidential	6,989	3.69%

Total commercial	6,989	3.69%

1-4 Family Construction	9,449	4.99%
Other construction and land dev.	21,281	11.25%

Total construction	30,730	16.24%

Second mortgages	9,785	5.17%
Multifamily	—	0.00%
Agriculture	250	0.13%

Total real estate loans	188,909	99.81%

Agriculture loans	—	0.00%
Commercial and industrial loans	—	0.00%

Total commercial loans	—	0.00%

	—
Total revolving credit and other consumer	361	0.19%

Total covered loans	$189,270	100.00%

The change in the accretable yield balance since January 1, 2009 is as follows:

Accretable Yield
Balance at January 1, 2009	$—
Additions	61,023
Less Accretion	(2,950)
Reclassification from (to) Nonaccretable Yield	—

Balance at March 31, 2009	$58,073

These loans are not classified as nonperforming assets at March 31, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at March 31, 2009.

10. SHARED-LOSS AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a purchase and assumption agreement with shared-loss with the FDIC to assume all of the deposits and acquire certain assets of SFSB. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of this loss sharing agreement is detailed below.

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in SFAS 141(R) Business Combinations. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and OREO and the loss sharing percentages outlined in the Purchase and Assumption Agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Because the acquired loans are subject to a FDIC loss sharing agreement and a corresponding Indemnification Asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to loss expectations will also have an impact to the accretable yield for the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the yield on the FDIC indemnification asset, and in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional non-interest income for the amount of the increase in the FDIC indemnification asset.

The following tables present the balances of the FDIC indemnification asset related to the SDSB transaction at January 30, 2009 (the transaction date) and March 31, 2009:

(In thousands)	January 30, 2009

Anticipated realizable loss	$108,756
Assumed loss sharing recovery percentage	approximately 80%

Estimated loss sharing value	86,988
Premium (discount)	(2,404)
FDIC indemnification asset	$84,584

March 31, 2009

Anticipated realizable loss remaining	$109,080
Assumed loss sharing recovery percentage	approximately 80%

Estimated loss sharing value	87,264
Premium (discount)	(2,284)

FDIC indemnification asset	$84,980

11. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses, for the three months ended March 31, 2009 and 2008 (Predecessors), was comprised of the following:

(Dollars in thousands)	March 31, 2009	BOE Predecessor March 31, 2008	TFC Predecessor March 31, 2008
Beginning allowance	$6,939	$2,595	$3,036
Provision for loan losses	5,500	—	862
Recoveries of loans charged off	39	23	—
Loans charged off	(935)	(59)	(225)

Allowance at end of period	$11,543	$2,559	$3,673

At March 31, 2009, total impaired loans equaled $42.4 million, excluding FDIC covered assets. As required by the fair value accounting rules for the SFSB transaction in this quarter, no allowance for loan losses was recorded on loans acquired since the loans were recorded at fair value and adjusted for expected credit losses, less amounts to be reimbursed by the FDIC. For additional information regarding the accounting entries, see the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on April 17, 2009, under Note 2 — Description of the Pro Forma Purchase Accounting Adjustments.

The following table presents charge-offs and recoveries by loan category.

(dollars in thousands)	For the three months ended March 31, 2009			BOE Predecessor			TFC Predecessor
				For the three months ended March 31, 2008			For the three months ended March 31, 2008
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Open End 1-4 Family loans	$282	$—	$282	$—	$—	$—	$—	$—	$—
1-4 Family First Liens	—	—	—	—	—	—	—	—	—

Total residential 1-4 family	282	—	282	—	—	—	—	—	—

Owner occupied nonfarm nonresidential	—	—	—	—	—	—	—	—	—
Non owner occupied nonfarm nonresidential	—	—	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—	—	—

1-4 Family Construction	267	14	253	—	—	—	—	—	—
Other construction and land development	—	—	—	—	—	—	—	—	—

Total construction	267	14	253	—	—	—	—	—	—

Second mortgages	34	—	34	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—

Total real estate loans	34	—	34	—	—	—	—	—	—

Agriculture loans	—	—	—	—	—	—	—	—	—
Commercial and industrial loans	250	1	249	—	2	(2)	185	—	185

Total commercial loans	833	15	818	—	2	(2)	185	—	185

Total revolving credit and other consumer	102	24	78	59	21	38	40	—	40

All other loans	—	—	—	—	—	—	—	—	—

Total non-covered loans	$935	$39	$896	$59	$23	$36	$225	$—	$225

12. DEPOSITS

The following table provides interest-bearing deposit information by category for the dates indicated:

Balance by deposit type

Balance by deposit type	March 31, 2009	December 31, 2008
	(dollars in thousands)
NOW	$130,257	$76,575
MMDA	73,053	55,200
Savings	55,782	34,688
Time deposits less than $100,000	550,451	303,424
Time deposits greater than $100,000	235,108	276,762

Total interest-bearing deposits	$1,044,651	$746,649

13. EARNINGS PER SHARE

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

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(Dollars and shares in thousands, except per share data)
For the three months ended March 31, 2009
Basic EPS	$7,195	21,468	$0.34
Effect of dilutive stock awards	—	10	—

Diluted EPS	$7,195	21,478	$0.34

For the three months ended March 31, 2008
Basic EPS	$111	9,375	$0.01
Effect of dilutive stock awards	—	2,448	—

Diluted EPS	$111	11,823	$0.01

There were 9,015,151 shares in the Company available through options and warrants that were considered anti-dilutive at March 31, 2009.

BOE Predecessor

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(Dollars and shares in thousands, except per share data)
For the three months ended March 31, 2008
Basic EPS	$374	1,213	$0.31
Effect of dilutive stock awards	—	4	—

Diluted EPS	$374	1,217	$0.31

TFC Predecessor

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
	(Dollars and shares in thousands, except per share data)
For the three months ended March 31, 2008
Basic EPS	$(479)	4,587	$(0.10)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(479)	4,587	$(0.10)

14. DEFINED BENEFIT PLAN

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Components of Net Periodic Benefit Cost

(In thousands)	Three Months Ended March 31, 2009	BOE Predecessor Three Months Ended March 31, 2008	TFC Predecessor Three Months Ended March 31, 2008
Service cost	$92	$93	Not applicable
Interest cost	81	77
Expected return on plan assets	(53)	(80)
Amortization of prior service cost	1	1
Amortization of net obligation at transition	(1)	(1)
Amortization of net loss	22	4

Net periodic benefit cost	$142	$94

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

15. SUBSEQUENT EVENTS

On April 30, 2009, the Company’s Board of Directors declared a quarterly dividend of $0.04 per share with respect to the Company’s outstanding common stock. The dividend will be payable on May 29, 2009 to shareholders of record at the close of business on May 18, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition at March 31, 2009 and results of operations of the Company for the three months ended March 31, 2009 should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report and in the Company’s Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2008.

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

Business Combinations

On May 31, 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (“TFC”), and BOE Financial Services of Virginia, Inc., a Virginia corporation (“BOE”). The transaction with TFC was valued at $53.0 million. Total consideration paid to TFC shareholders consisted of 6,544,840 shares of the Company’s common stock issued. The transaction resulted in total assets acquired at May 31, 2008 of $268.8 million, including $241.9 million of loans, and liabilities assumed were $241.7 million, including $232.1 million of deposits. The transaction with BOE was valued at $53.9 million. Total consideration paid to BOE shareholders consisted of 6,957,405 shares of the Company’s common stock issued. This transaction resulted in total assets acquired at May 31, 2008 of $317.6 million, including $233.3 million of loans, and liabilities assumed were $288.0 million, including $256.4 million of deposits. As a result of both mergers, the Company recorded $37.2 million of goodwill and $15.0 million of core deposit intangibles.

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

Acquisition of Georgia Operations

On November 21, 2008, BOE acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, Bank of Essex and the FDIC. Management evaluated the applicability of Statement of Financial Accounting Standards (“SFAS”) No.141 “Business Combinations”, as well as EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” in determining the accounting for this transaction. Based upon an assessment of the transaction, management determined that there were significant limitations on the resources transferred and, therefore, concluded that the net assets acquired did not meet the definition of a “Business” as required by these authoritative standards. Accordingly, the transaction was accounted for as an asset purchase.

Pursuant to the terms of the Purchase and Assumption Agreement, Bank of Essex assumed approximately $619.0 million in deposits, approximately $233.9 million of which were deemed to be core deposits, and paid the FDIC a premium of 1.36% on the core deposits amounting to approximately $3.2 million. All deposits insured prior to the closing of the transaction maintained their current insurance coverage.

The Company also acquired assets amounting to approximately $87.5 million as follows (dollars in thousands):

Cash and cash equivalents	$54,439
Investment securities	31,304
Loans and accrued interest	1,593
Other assets	135
Total assets	$87,471

The loans acquired were those fully secured by deposit accounts. Bank of Essex did not purchase any additional loans as of December 31, 2008.

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

Issuance of Preferred Stock

On December 19, 2008, under the Department of the Treasury’s TARP Capital Purchase Program, the Company issued to the U.S. Treasury 17,680 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), and a 10-year warrant to purchase up to 780,000 shares of common stock at an exercise price of $3.40 per share, respectively. Cumulative dividends on the Series A Preferred Stock are payable at 5% per annum through December 19, 2013, and at a rate of 9% per annum thereafter. The warrant is exercisable at any time until December 19, 2018, and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of at least $17,680,000 from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise will be reduced by one-half of the original number of shares of common stock.

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

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their insurance coverage. Bank of Essex also acquired approximately $358 million in loans and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired.

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

As a result of the acquisition of the operations of SFSB, the Company recorded a one-time gain of $16.2 million in the first quarter of 2009. See Note 4 to the Consolidated Financial Statements “Mergers and Acquisitions.”

Restatement of Goodwill

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error and the financial statements for the year ended December 31, 2008 have been restated.

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

Loans Acquired in a Transfer

The Company’s acquired loans from the SFSB acquisition (the “covered loans”), subject to SFAS 141(R) Business Combinations, are recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. SOP 03-3, Loans and Debt Securities Acquired with Deteriorated Credit Quality applies to loans acquired with evidence of deterioration of credit quality since origination acquired by completion of transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of SOP 03-3 to all loans acquired in the SFSB acquisition, not just the loans acquired with evidence of deterioration of credit quality since origination acquired by completion of transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. As a result of the mergers with each of TFC and BOE at May 31, 2008, goodwill was initially recorded for $39.5 million. Subsequently, adjustments were recorded to properly reflect goodwill on the financial statements. The Company will assess goodwill for impairment as of the one year anniversary date of the mergers, at May 31, 2009.

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error and the financial statements for the year ended December 31, 2008 have been restated.

Financial Condition

At March 31, 2009, the Company had total assets of $1.342 billion, an increase of $312.2 million or 30.31% from December 31, 2008. Non covered loans aggregated $542.2 million at March 31, 2009 increasing $18.9 million, or 3.61% from December 31, 2008. The Company’s securities portfolio increased $46.5 million, or 15.91% during the first quarter of 2009 to equal $339.0 million. The Company had Federal funds sold of $34.5 million at March 31, 2009 versus $10.2 million at year-end 2008.

The increase in asset size was primarily due to the SFSB transaction in Maryland. At March 31, 2009, SFSB had total loans aggregating $189.3 million and securities aggregating $4.9 million and Federal funds sold of $5.2 million. This comprised the most significant portion of the earning asset growth for the quarter. A FDIC indemnification asset of $85.0 million was also created due to the SFSB acquisition.

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

Total deposits at March 31, 2009 were $1.105 billion at March 31, 2009 increasing $299.0 million from December 31, 2008. Deposit growth was attributed to the SFSB transaction, which was concentrated in certificates of deposit. At March 31, 2009, SFSB total deposits aggregated $296.9 million of which $221.4 million were time deposits. The Company’s total loans-to-deposits ratio was 66.17% at March 31, 2009 and 64.90% at December 31, 2008.

Stockholders’ equity at March 31, 2009 was $172.0 million and represented 12.81% of total assets. Stockholders’ equity was $164.4 million, or 15.96% of total assets at December 31, 2008.

Results of Operations

Net Income

Net income before dividends and accretion on preferred stock was $7.5 million for the three months ended March 31, 2009, compared with $111,000 for the same period in 2008. This net income for the current quarter does not include reductions for preferred stock dividends accrued and the accretion of the discount on preferred stock warrants; however, this is reflected as net income available to common stockholders and is included in earnings per share. For the three months ended March 31, 2009, net income available to common stockholders for was $7.2 million, which represented $0.34 per share on a fully diluted basis, versus $0.01 per share on a fully diluted basis for the same period in 2008. Earnings were driven by a gain for the SFSB transaction, which equaled $16.2 million, excluding taxes, and were related to the negative bid arrangement incorporated in the purchase and assumption agreement with the FDIC.

Non-accruing non covered loans were $9.9 million at March 31, 2009, or 1.82% of total loans. Non covered loans past due 90 days or more and accruing interest were $1.2 million at March 31, 2009. Net charge-offs on loans were $896,000 for the three months ended March 31, 2009.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $36.7 million, compared with a $137.9 million excess at December 31, 2008.

Net interest income was $8.7 million for the three months ended March 31, 2009 compared with $405,000 for the same period in 2008.

The net interest income is useful in determining the net interest margin and the net interest spread. The net interest margin is the net interest income for the reporting period divided by average earning assets for the same period. For the three months ended March 31, 2009, the net interest margin was 3.43%. The net interest spread is the difference between the yield on average earning assets and cost of funds associated with interest-bearing liabilities. For the three months ended March 31, 2009, the net interest spread was 3.25%.

Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
FDIC covered loans, including fees	$131,978	$2,950	8.94%
Loans non covered, including fees	534,566	8,457	6.33%
Interest bearing bank balances	41,676	121	1.16%
Federal funds sold	16,647	14	0.34%
Securities (taxable)	262,720	2,892	4.40%
Securities (tax exempt)(1)	76,978	1,147	5.96%

Total earning assets	1,064,565	15,581	5.85%
Allowance for loan losses	(9,110)
Non-earning assets	184,368

Total assets	$1,239,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —
Interest bearing	$176,755	$689	1.56%
Savings	48,174	160	1.33%
Time deposits	718,708	5,269	2.93%

Total deposits	943,637	6,118	2.59%
Other borrowed
Federal Funds Purchased	268	—	—
FHLB and Other	45,548	347	3.05%

Total interest-bearing liabilities	989,453	6,465	2.61%
Non-interest bearing deposits	60,101
Other liabilities	24,914

Total liabilities	1,074,468
Stockholders’ equity	165,355

Total liabilities and stockholders’ equity	$1,239,823

Net interest income		$9,116

Net interest spread			3.25%

Net interest margin			3.43%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

A net interest margin analysis is not provided for the three months ended March 31, 2008 since there were no operations for the Company or interest-bearing liabilities.

Provision for Credit Losses

The Company’s provision for loan losses was $5.5 million for the first quarter of 2009.

Significant provisions were made to the loan loss reserve during the three months ended March 31, 2009, as economic conditions continued to show signs of deterioration. The provisions during this period are attributable to downgraded credits and further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system. Provisions are primarily related to the loans originated with the Virginia operations. While the Maryland loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. Net-charge off activity has increased during recent quarters, a trend that is expected to continue until weakening economic conditions begin to subside. Please refer to the Asset Quality portion of this section for further analysis.

Noninterest Income

For the three months ended March 31, 2009, noninterest income was $17.1 million including the gain on the SFSB transaction of $16.2 million, compared with no noninterest income in the same period of 2008. Service charges on deposit accounts aggregated $571,000 and other noninterest income was $333,000.

As mentioned above, the Company recorded a one-time gain related to the negative bid for certain assets acquired and liabilities assumed from the SFSB transaction. The pre-tax gain of $16.2 million for the quarter was the primary contributor towards earnings for the quarter.

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

Merger related expenses related to the SFSB transaction aggregated $987,000 for the three months ended March 31, 2009. Of this amount, $576,000 was related to various professional fees paid to complete the transaction. Additionally, one-time legal fees equaled $135,000, conversion for bank card expenses equaled $130,000 and other data processing conversion fees equaled $98,000. These merger related costs were included throughout the line items presented as noninterest expense within the income statement, and not included as an aggregate amount within “other operating expenses”.

Income Taxes

Income tax expense was $3.5 million for the three months ended March 31, 2009, compared with $74,000 for the same period in 2008. The substantial increase in the income tax expense was the direct result of the gain associated with the SFSB transaction.

The Company had a deferred tax asset of approximately $700,000 at March 31, 2009. Prior period net operating losses are a significant portion of the asset. Management has assessed the Company’s ability to recognize these losses and has concluded that it is more likely than not that the Company will be able to fully utilize them within the statutory allowed timeframe, therefore a valuation allowance was not deemed necessary. This assessment considered factors such as earnings history, budgeted earnings for 2009 and beyond and the cost savings under the consolidation of the subsidiary banks.

Supplemental Results of Operations Information for Predecessors

The following information represents a discussion and analysis of the results of operations of each of the Company’s predecessors for the three months ended March 31, 2008.

TransCommunity Financial Corporation (TFC)

Results of Operations

For the three months ended March 31, 2008, net loss was $479,000, or $.10 per share, resulting from a lower net interest margin, offset in part by lower overhead expenses.

Net interest income was $2.3 million for the three months ended March 31, 2008. Net interest margin was 4.06%

For the three months ended March 31, 2008, the Company’s provision for loan losses was $862,000. The increase in loan loss reserves was due to a combination of the provisions required to support loan growth, plus downgraded loans and seasoning of the loan portfolio.

For the three months ended March 31, 2008, noninterest income was $263,000.

For the three months ended March 31, 2008, noninterest expenses were $2.5 million. Salaries and employee benefits were $1.4 million and represented 57.02% of all noninterest expenses for the quarter. Other overhead costs included other operating expenses of $350,000, occupancy expenses of $191,000, equipment expense of $169,000, data processing fees of $150,000, professional fees of $113,000 and legal fees of $83,000.

An income tax benefit of $244,000 was recorded for the three months ended March 31, 2008.

BOE Financial Services of Virginia, Inc. (BOE)

Results of Operations

For the three months ended March 31, 2008, net income was $374,000, or $0.31 per share. Increases in net interest income and non-interest income were exceeded by increases in non-interest expenses primarily due to merger and branch expansion activities.

Net interest income was $2.4 million for the three months ended March 31, 2008. Net interest margin was 3.72%.

For the three months ended March 31, 2008, the Company recorded no additions to its provision for loan losses.

For the three months ended March 31, 2008, noninterest income was $527,000. Service charges on deposit accounts represented 52.18% of noninterest income.

For the three months ended March 31, 2008, noninterest expenses were $2.5 million. Salaries and employee benefits were $1.3 million and represented 52.26% of all noninterest expenses for the quarter. Other overhead costs included other operating expenses of $515,000, equipment expense of $156,000, data processing fees of $144,000, occupancy expenses of $130,000, legal fees of $136,000, and professional fees of $92,000.

An income tax expense of $91,000 was recorded for the three months ended March 31, 2008.

Asset Quality

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the non-FDIC covered loan portfolio. Probable losses in the covered loans are incorporated in the fair market value analysis for the covered loans, and accordingly impact the covered loans balance and the FDIC indemnification asset balance, and not the allowance for loan losses. As such, the following asset quality information separates the covered loans from the non covered loans.

Total Non Covered Loans

The Company’s asset quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risk of loss inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and appropriateness of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

The Company maintains a list of loans that have potential weaknesses that may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the Company’s allowance for loan losses. At March 31, 2009, nonperforming assets, excluding FDIC covered assets, totaled $11.5 million compared with $5.2 million at December 31, 2008. Net loan charge-offs were $896,000 for the three months ended March 31, 2009.

At March 31, 2009, nonaccrual loans, excluding FDIC covered assets, were $9.9 million or 1.82% of total loans.

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

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans	$9,870	$4,534
Loans past due over 90 days	1,195	397
Other real estate owned	412	223

Total nonperforming assets	$11,477	$5,154

Balances
Allowance for loan losses	$11,543	$6,939
Average loans during quarter, net of unearned income	$534,566	$511,042
Loans, net of unearned income	$542,191	$523,298

Ratios
Allowance for loan losses to loans	2.13%	1.33%
Allowance for loan losses to nonperforming assets	100.58%	134.63%
Nonperforming assets to loans & other real estate	2.12%	0.98%
Net charge-offs for quarter to average loans, annualized	0.26%	0.32%

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2009 and December 31, 2008 is below:

(Dollars in Thousands)	March 31, 2009			December 31, 2008
	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans
Open End 1-4 Family Loans	$12	$29,388	0.04%	$276	$30,323	0.91%
1-4 Family First Liens	860	106,563	0.81%	318	99,284	0.32%

Total residential 1-4 family	872	135,951	0.64%	594	129,607	0.46%

Owner occupied nonfarm nonresidential	53	59,922	0.09%	200	63,218	0.32%
Non owner occupied nonfarm nonresidential	3,693	106,125	3.48%	582	93,872	0.62%

Total commercial	3,746	166,047	2.26%	782	157,090	0.50%

1-4 Family Construction	1,232	31,321	3.93%	1,194	36,277	3.29%
Other construction and land dev.	2,297	106,525	2.16%	461	103,238	0.45%

Total construction	3,529	137,846	2.56%	1,655	139,515	1.19%

Second mortgages	629	15,490	4.06%	497	15,599	3.19%
Multifamily	—	10,352	0.00%	—	9,370	0.00%
Agriculture	433	5,321	8.14%	433	5,143	8.42%

Total real estate loans	9,209	471,007	1.96%	3,961	456,324	0.87%

Agriculture loans	223	1,072	20.80%	—	988	0.00%
Commercial and industrial loans	—	45,749	0.00%	224	44,332	0.51%

Total commercial loans	223	46,821	0.48%	224	45,320	0.49%

Total revolving credit and other consumer	110	13,997	0.79%	25	14,457	0.17%
All other loans	328	10,229	3.21%	324	7,005	4.63%

Gross loans	$9,870	$542,054	1.82%	$4,534	$523,106	0.87%

Total Delinquencies

The following table presents a summary of non covered loans, greater than 30 days and less than 90 days past due at the dates indicated (dollars in thousands):

	March 31, 2009	December 31, 2008
30-89 Days Past Due	15,581	15,191
% of Non Covered Loans	2.87%	2.90%

Covered Loans

Covered loans are not classified as nonperforming assets at March 31, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at March 31, 2009.

Impairments

See Note 11 to the unaudited consolidated financial statements for information related to the allowance for loan losses. At March 31, 2009, total impaired loans equaled $42.4 million, excluding FDIC covered assets.

Impaired loans, by definition, are loans where management believes that it is more likely than not that the borrower will not be able to fully meet its contractual obligations, including all principal and interest payments. Under our current internal loan grading system, this would include all loans adversely classified “substandard” or worse. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

During the recent review of impaired loans, it was determined that loans risk graded as “watch/special mention” were included along with the listing of “substandard” or “doubtful” loans reported as impaired loans. “Watch/special mention” loans, by definition within the Bank’s credit policy, are loans where management expects to be repaid under the contractual terms. Therefore, “watch/special mention” loans do not meet the definition of impaired loans.

In the original Form 10-Qs filed by the Company for 2009, management included all “watch/special mention” loans in addition to those deemed “substandard” and “doubtful” as impaired loans. Those loans internally rated “watch” or “special mention”, by definition within the Bank’s credit policy, are loans that are expected to be repaid under the contractual terms and are not considered impaired. As a result, loans previously classified as impaired would have more accurately been reflected as detailed in the following table.

As previously reported:

(dollars in thousands)
March 31, 2009
Impaired with a valuation allowance	$23,506
Impaired without a valuation allowance	57,213

Total impaired loans	$80,719

Under the Company’s new loan grading system:

(dollars in thousands)
March 31, 2009
Impaired with a valuation allowance	$23,506
Impaired without a valuation allowance	18,907

Total impaired loans	$42,413

The Company has restated its reporting of impaired loans in this report, and intends to consistently apply its internal loan risk rating system under the prescribed format in future reporting periods. The Company has determined that this application will not have, or would have had, a material impact on its financial statements.

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

At March 31, 2009, the Company’s ratio of total capital to risk-weighted assets was 18.16%. The ratio of Tier 1 capital to risk-weighted assets was 16.96%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 9.97%. All three ratios exceed capital adequacy guidelines outlined by its regulator, and the Company is considered “well-capitalized”. At December 31, 2008, the Company’s ratio of total capital to risk-weighted assets was 20.00%. The ratio of Tier 1 Capital to risk-weighted assets was 18.92%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54%. The Company has trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option, and was issued at a rate of three month LIBOR plus 3.00%, and was priced at 4.46% in the first quarter of 2009.

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

Date: January 13, 2011