Form 10-Q/A
period 2009-06-30
Community Bankers Trust Corp
filed 2011-01-14
CIK 1323648

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended June 30, 2009 (filed on August 10, 2009 with the Securities and Exchange Commission (the “Commission”)), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1).

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

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q/A

June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT JUNE 30, 2009 AND DECEMBER 31, 2008

(dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS
Cash and due from banks	$20,110	$10,864
Interest bearing bank deposits	14,158	107,376
Federal funds sold	25,830	10,193

Total cash and cash equivalents	60,098	128,433

Securities available for sale, at fair value	178,923	193,992
Securities held to maturity, at cost (fair value of $131,752 and $94,966, respectively)	130,113	94,865
Equity securities, restricted, at cost	6,838	3,612

Total securities	315,874	292,469

Loans held for sale	668	200

Loans covered by FDIC shared-loss agreement (Note 9)	178,312	—
Loans non covered	551,799	523,298

Total loans	730,111	523,298
Allowance for loan losses	(12,185)	(6,939)

Net loans	717,926	516,359

FDIC indemnification asset (Note 10)	83,591	—
Bank premises and equipment	37,484	24,111
Other real estate owned, covered by FDIC shared-loss agreement	12,521	—
Other real estate owned, non covered	864	223
Bank owned life insurance	6,415	6,300
FDIC receivable for expenses incurred	1,173	—
Core deposit intangibles, net	18,211	17,163
Goodwill (Note 5)	13,152	37,184
Other assets	8,297	7,798

Total assets	$1,276,274	$1,030,240

LIABILITIES
Deposits:
Noninterest bearing	$59,949	$59,699
Interest bearing	1,007,498	746,649

Total deposits	1,067,447	806,348
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	21,526	17,465

Total liabilities	$1,130,097	$865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(943)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	144,506	146,076
Retained earnings	(16,388)	1,691
Accumulated other comprehensive income (loss)	70	(1,265)

Total stockholders’ equity	$146,177	$164,403

Total liabilities and stockholders’ equity	$1,276,274	$1,030,240

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		For the six months ended		BOE Predecessor For the five months ended	TFC Predecessor For the five months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	May 31, 2008	May 31, 2008
	(Restated)		(Restated)		(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on non covered loans	$8,959	$2,704	$17,416	$2,704	$6,737	$6,849
Interest and fees on FDIC covered loans	4,278	—	7,228	—	—	—
Interest on federal funds sold	12	46	26	46	18	26
Interest on deposits in other banks	81	—	202	—	—	—
Interest and dividends on securities
Taxable	2,607	282	5,499	687	465	236
Nontaxable	820	110	1,577	110	555	—

Total interest income	16,757	3,142	31,948	3,547	7,775	7,111
Interest expense
Interest on deposits	6,299	1,027	12,417	1,027	3,266	3,295
Interest on federal funds purchased	4	13	4	13	21	23
Interest on other borrowed funds	386	80	733	80	458	—

Total interest expense	6,689	1,120	13,154	1,120	3,745	3,318

Net interest income	10,068	2,022	18,794	2,427	4,030	3,793
Provision for loan losses	540	234	6,040	234	200	1,348

Net interest income after provision for loan losses	9,528	1,788	12,754	2,193	3,830	2,445

Noninterest income
Service charges on deposit accounts	618	180	1,189	180	464	342
Gain on SFSB transaction	—	—	16,204	—	—	—
Gain on securities transactions, net	341	—	293	—	6	—
Gain (loss) on sale of other real estate	109	—	63	—	(92)	—
Other	554	119	981	119	476	87

Total noninterest income	1,622	299	18,730	299	854	429

Noninterest expense
Salaries and employee benefits	5,028	574	9,454	574	2,493	3,708
Occupancy expenses	554	112	1,134	112	216	318
Equipment expenses	419	108	762	108	286	295
Legal fees	305	99	555	99	306	106
Professional fees	456	100	1,156	100	325	1,029
FDIC assessment	744	16	874	16	11	95
Data processing fees	732	104	1,474	104	394	1,917
Amortization of intangibles	654	149	1,110	149	—	—
Impairment of goodwill	24,032	—	24,032	—	52	—
Other operating expenses	1,592	453	3,353	673	799	761

Total noninterest expense	34,516	1,715	43,904	1,935	4,882	8,229

Income (loss) before income taxes	(23,366)	372	(12,420)	557	(198)	(5,355)
Income tax expense (benefit)	(14)	84	3,476	158	10	1,454

Net income (loss)	$(23,352)	$288	$(15,896)	$399	$(188)	$(3,901)
Dividends accrued on preferred stock	220	—	438	—	—	—
Accretion of discount on preferred stock	45	—	88	—	—	—

Net income (loss) available to common stockholders	$(23,617)	$288	$(16,422)	$399	$(188)	$(3,901)

Net income (loss) per share — basic	$(1.10)	$0.02	$(0.76)	$0.04	$(0.15)	$(0.85)

Net income (loss) per share — diluted	$(1.10)	$0.02	$(0.76)	$0.03	$(0.15)	$(0.85)

Weighted average number of shares outstanding basic	21,468	13,407	21,468	11,391	1,214	4,587
diluted	21,468	15,283	21,468	13,553	1,214	4,587

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six months ended		BOE Predecessor For the five months ended May 31, 2008	TFC Predecessor For the five months ended May 31, 2008
	June 30, 2009	June 30, 2008
	(Restated)		(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$(16,422)	$399	$(188)	$(3,901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	2,043	271	335	240
Provision for loan losses	6,040	234	200	1,348
Amortization of premiums and accretion of discounts, net	(6,288)	8	36	(13)
Change in loans held for sale	(468)	535	(119)	—
Net gain on SFSB transaction	(16,204)	—	—	—
Prior period goodwill adjustment	(2,899)	—	—	—
Impairment of goodwill	24,032	—	52	—
Stock-based compensation expense	—	—	—	178
Net (gain) on sale of securities	(293)	—	(6)	—
Net (gain)/loss on sale of OREO	(63)	—	92	—
Net (gain) loss on sale of loans	20	(12)	(90)	—
Loss on write down of LLC membership	—	—	88	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	17,836	(4,022)	(409)	(1,285)
Increase/(decrease) in accrued expenses and other liabilities	2,778	2,065	897	2,874

Net cash (used in) provided by operating activities	10,112	(522)	888	(559)

Investing activities:
Proceeds from securities	98,329	56,342	2,364	12,605
Purchase of securities	(108,075)	—	(3,350)	(7,205)
Cash received from SFSB transaction	35,662	10,016	—	—
Net increase in loans	(2,126)	(11,230)	(11,870)	(37,358)
Purchase of premises and equipment, net	(14,268)	(114)	(523)	(164)

Net cash (used in) provided by investing activities	9,522	55,014	(13,379)	(32,122)

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	(45,898)	4,919	11,789	28,536
Net (decrease) in federal funds purchased	—	(1,287)	1,965	5,218
Issuance of common stock	—	—	56	—
Cash paid to shareholders for converted shares	—	(10,843)	—	—
Cash paid to reduce FHLB borrowings	(38,425)	—	900	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(1,570)	—	—	—
Cash dividends paid	(2,076)	—	(535)	(1,152)

Net cash (used in) provided by financing activities	(87,969)	(7,211)	14,175	32,602

Net increase (decrease) in cash and cash equivalents	(68,335)	47,281	1,684	(79)

Cash and cash equivalents:
Beginning of the period	$128,433	$162	$4,100	$4,311

End of the period	$60,098	$47,443	$5,784	$4,232

Supplemental disclosures of cash flow information:
Interest paid	$13,640	$1,156	$3,902	$3,195
Income taxes paid	250	—	127	—
Transfers of OREO property	640	224
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$198,253	$471,864
Other real estate owned	9,416	—
Securities	4,954	68,306
FDIC indemnification	84,584	—
Fixed assets, net	37	—
Other assets	6,281	89,857
Deposits	302,756	491,462
Borrowings	37,525	32,359
Other liabilities	1,757	8,861

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

Predecessors

From its inception until consummation of the acquisitions of TFC and BOE on May 31, 2008, the Company was a special purpose acquisition company, as described above, and had no substantial operations. Accordingly, since the Company’s operating activities prior to the acquisitions were insignificant relative to those of TFC and BOE, management believes that both TFC and BOE are the Company’s predecessors. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of each of TFC and BOE, the historical level of operations of each of TFC and BOE, the purchase price paid for each of TFC and BOE and the fact that the consolidated Company’s operations, revenues and expenses after the acquisitions are most similar in all respects to those of BOE’s and TFC’s historical periods. Accordingly, the historical statements of operations for the five months ended May 31, 2008 and statements of cash flows for the five months ended May 31, 2008 of each of TFC and BOE have been presented.

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

The June 30, 2009 consolidated financial statements and accompanying notes have been restated for amendments to the original estimated values related to the acquisition of the Maryland operations.

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

In April 2009, the FASB issued FSP SFAS 115-1 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and SFAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-1 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP SFAS 115-1 and SFAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” (SFAS 165) to provide guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 14 for the Company’s evaluation of subsequent events.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (SFAS 166). SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). The standard amends FASB Interpretation Number (FIN) 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The loans acquired were those fully secured by deposit accounts. The Bank did not purchase any additional loans as of December 31, 2008.

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

SFSB
Negative bid on SFSB transaction	$45,000

Adjustments to assets acquired and liabilities assumed:
Fair value adjustments:
Loans	(102,011)
Foreclosed real estate	(10,428)
FDIC Indemnification	84,584
Deposits	(1,455)
Core deposit intangible	2,158
Other adjustments	(1,644)

Net assets acquired, pre-tax	16,204

Deferred tax liability	(5,509)

Net assets acquired, net of tax	$10,695

Fair value of assets acquired
Cash and cash equivalents	$54,717
Investment securities	4,954
Loans receivable	198,253
Foreclosed real estate	9,416
FDIC Indemnification	84,584
Other assets	6,318

Fair value of assets acquired	$358,242

Fair value of liabilities assumed
Deposits	$302,756
FHLB advances	37,525
Deferred taxes	5,509
Other liabilities	1,757

Fair value of liabilities assumed	$347,547

Net assets acquired at fair value	$10,695

As a result of the acquisition of the operations of SFSB, the Company recorded a one-time gain of $16.2 million in the first quarter of 2009.

The Company engaged two external firms to assess credit quality and fair market value of the loan portfolio. An external firm performed a 100% credit review on the entire portfolio and classified each of the loans into several homogenous pools of credit risk and levels of impairment. An external firm specializing in fair market valuations then used the credit review results to determine the current fair market as defined in SFAS No. 157, “Fair Value Measurements” (ASC 820 Fair Value Measurements and Disclosures). The fair value assessment was based on several measures, including asset quality, contractual interest rates, current market interest rates, and other underlying factors and the analysis divided the portfolio into the following segments:

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

The initial step in identifying potential impairment involves comparing the current fair value of such goodwill to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This step requires a comparison of the Company’s book value to the fair value of its assets, liabilities, and intangibles. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Management retained a business valuation expert to assist in determining the level and extent to which goodwill was impaired. The Company determined that goodwill was impaired as of May 31, 2009, and a $24.0 million impairment charge was recorded during the second quarter of 2009. Because the acquisitions were considered a tax-free exchange, the goodwill impairment charge cannot be deducted for tax purposes, and as such, an income tax benefit cannot be recorded. Due to this tax treatment, the goodwill impairment charge will be reflected as a permanent difference in the deferred tax calculation.

In determining the goodwill impairment charge, the reporting unit was defined as “Community Bankers Trust Corporation,” as the Company has determined that it has no reportable segments or “components” of a segment, as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (ASC 350 Intangibles – Goodwill and Other).

The Company used and weighted two valuation methods in determining the fair value of the reporting unit – the guideline transaction method and the discounted cash flow method. The guideline transaction method uses actual change-of-control transactions involving entities similar to the reporting unit. These transactions consist of merger and acquisition transactions involving financial institutions, and the Company derived the fair value of the reporting unit based on the price/tangible book value multiples and core deposit premiums reported in these transactions. The Company used this method as it reflects the guidance in SFAS No. 142, which is consistent with SFAS No. 157, that “the estimate of fair value shall be based on the best information available, including prices for similar assets and liabilities . . . .”

The discounted cash flow analysis relies upon a projection of future cash flows, the present value of which represents the value of the reporting unit. Management supplied projections of the reporting unit’s future balance sheets and income statements, which were used in the analysis. Under the discounted cash flow method, the value of the reporting unit is the sum of the distributable cash flows generated by the reporting unit and a terminal value in 2013 representing the value of all future cash flows. The Company used the discounted cash flow method because market participants commonly use discounted cash flow analyses in acquisitions of financial institutions, as the value of an enterprise is equal to its future cash flows. Further, SFAS No. 142 indicates that, “A present value technique is often the best available technique with which to estimate the fair value of a group of net assets (such as a reporting unit) . . . .”

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

Goodwill will be next assessed for potential impairment as of December 31, 2009, as management determined that goodwill will be evaluated in the future on an annual basis coinciding with the end of the fiscal year, unless economic or other circumstances warrant evaluations at additional times.

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

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (ASC 350 Intangibles – Goodwill and Other). Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.1 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Goodwill and core deposit intangible assets are presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value
	(dollars in thousands)
December 31, 2008
Goodwill (restated)	$37,184		$—	$37,184
Core deposit intangibles	$18,132	$969		$17,163

June 30, 2009
Goodwill	$37,184		$24,032	$13,152
Core deposit intangibles	$20,290	$2,079		$18,211

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

Loans

Except for loans that the Company acquired in the SFSB transaction, the Company does not record unimpaired loans held for investment at fair value each reporting period. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (ASC 310 Receivables). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

Reviews of classified loans are performed by management on a quarterly basis. At June 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
U.S. Treasury issue and U.S. government securities	$15,383	$—	$15,383	$—
State, county, and municipal	78,350	—	78,350	—
Corporate and other bonds	6,748	—	6,748	—
Mortgage backed securities	77,059	—	77,059	—
Financial stocks	1,383	1,383	—	—

Investment securities available-for-sale	178,923	1,383	177,540	—
Loans covered by FDIC shared-loss agreements	178,312	—	—	178,312
FDIC indemnification asset	83,591	—	—	83,591
Loans held for sale	668	—	668	—

Total assets at fair value	$441,494	$1,383	$178,208	$261,903

Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These assets include assets that are measured at the lower of cost value or market value that were recognized at fair value below cost at the end of the period.

The table below presents the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis.

	June 30, 2009
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans — impaired loans with a valuation allowance	$24,681	$—	$22,673	$2,008
Other real estate owned (OREO), covered by FDIC shared-loss agreement	12,521	—	1,450	11,071
Other real estate owned (OREO), non covered	864	—	864	—
Goodwill	13,152	—	—	13,152

Total assets at fair value	$51,218	$—	$24,897	$26,231

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 1 assets measured at fair value on a nonrecurring basis at June 30, 2009.

ASC 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

At June 30, 2009, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The fair values and carrying values are as follows:

	June 30, 2009
(dollars in thousands)	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$60,098	$60,137
Securities available for sale	178,923	178,923
Securities held to maturity	130,113	131,752
Equity securities	6,838	6,838
Loans held for sale	668	668
Loans, non covered, net	539,614	540,433
Loans covered by FDIC shared-loss agreement	178,312	178,312
FDIC indemnification asset	83,591	83,591
Accrued interest receivable	5,572	5,572
Goodwill	13,152	13,152
Financial liabilities:
Deposits	1,067,447	1,075,303
Borrowings	41,124	41,676
Accrued interest payable	5,670	5,670

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

7. SECURITIES

Amortized costs and fair values of securities available for sale at June 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized
(dollars in thousands)		Gains	Losses	Fair Value
U.S. Treasury issue and other U.S. Government agencies	$15,025	$372	$(13)	$15,384
State, county and municipal	78,162	886	(697)	78,351
Corporates and other bonds	6,663	86	(1)	6,748
Mortgage backed securities	75,711	1,502	(156)	77,057
Other securities	1,278	157	(52)	1,383

Total securities available for sale	$176,839	$3,003	$(919)	$178,923

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$486	$(13)	$—	$—	$486	$(13)
State, county and municipal	29,795	(586)	2,076	(111)	31,871	(697)
Corporates and other bonds	1,004	(1)	250	—	1,254	(1)
Mortgage backed securities	11,829	(156)	2	—	11,831	(156)
Other securities	470	(45)	12	(7)	482	(52)

Total securities available for sale	$43,584	$(801)	$2,340	$(118)	$45,924	$(919)

As of June 30, 2009, there were $2.3 million of securities available for sale that were in a continuous loss position for more than twelve months with unrealized losses of $118,000 and consisted primarily of municipal obligations. Management continually monitors the fair value and credit quality of the Company’s investment portfolio. Furthermore, a third party vendor prepares a report for other than temporarily impaired evaluations. Management reviews this report monthly, and there were no investments considered other than temporarily impaired at June 30, 2009.

Amortized costs and fair values of securities held to maturity at June 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized
(dollars in thousands)		Gains	Losses	Fair Value
U.S. Treasury issue and other U.S. Government agencies	$748	$—	$(15)	$733
State, county and municipal	13,111	336	(32)	13,415
Corporates and other bonds	1,035	9	—	1,044
Mortgage backed securities	115,219	1,750	(409)	116,560

Total securities held to maturity	$130,113	$2,095	$(456)	$131,752

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2009 were as follows:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$733	$(15)	$—	$—	$733	$(15)
State, county and municipal	2,140	(35)	—	—	2,140	(35)
Corporates and other bonds	—	—	—	—	—	—
Mortgage backed securities	32,790	(406)	—	—	32,790	(406)

Total securities held to maturity	$35,663	$(456)	$—	$—	$35,663	$(456)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. At June 30, 2009, all impairments of securities held to maturity are considered temporary as the unrealized losses are related to market risk and not credit risk. The Company does not intend to sell the securities and it is not likely that the company will be required to sell the security before recovery of its amortized cost. Issuers of the securities held to maturity and available for sale are of suitable credit quality and all of the securities are of investment grade.

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

8. LOANS NON COVERED

The Company’s loan portfolio for loans not covered by the FDIC shared-loss agreement, at June 30, 2009 and December 31, 2008, was comprised of the following (dollars in thousands):

	June 30, 2009		December 31, 2008
	Non-covered loans		Non-covered loans
Open End 1-4 Family loans	$29,703	5.38%	$30,323	5.80%
1-4 Family First Liens	106,665	19.34%	99,284	18.98%

Total residential 1-4 family	$136,368	24.72%	129,607	24.78%

Owner occupied nonfarm nonresidential	77,036	13.97%	63,218	12.09%
Non owner occupied nonfarm nonresidential	100,441	18.21%	93,872	17.95%

Total commercial	177,477	32.18%	157,090	30.03%

1-4 Family Construction	30,462	5.52%	36,277	6.93%
Other construction and land development	107,489	19.49%	103,238	19.74%

Total construction	137,951	25.01%	139,515	26.67%

Second mortgages	14,356	2.60%	15,599	2.98%
Multifamily	9,152	1.66%	9,370	1.79%
Agriculture	4,859	0.88%	5,143	0.98%

Total real estate loans	480,163	87.05%	456,324	87.23%

Agriculture loans	1,398	0.25%	988	0.19%
Commercial and industrial loans	44,287	8.03%	44,332	8.48%

Total commercial loans	45,685	8.28%	45,320	8.67%

Total revolving credit and other consumer	13,490	2.45%	14,457	2.76%

All other loans	12,228	2.22%	7,005	1.34%

Gross loans	551,566	100.00%	523,106	100.00%
Unearned income on loans	(702)		(780)
Merger related fair value adjustment	935		972

Total non-covered loans	$551,799		$523,298

The following is a summary of information for impaired and nonaccrual loans as of June 30, 2009, excluding FDIC covered assets (dollars in thousands):

Amount
Impaired loans without a valuation allowance	$24,188
Impaired loans with a valuation allowance	24,681

Total impaired loans	$48,869

Valuation allowance related to impaired loans	$6,729
Total nonaccrual loans	$24,482
Total loans 90 days or more past due and still accruing	$514
Average investment in impaired loans during the six months ending June 30, 2009	$39,166

Interest income recognized on impaired loans	$773

Interest income recognized on a cash basis on impaired loans	$773

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

As of January 1, 2009 there were no covered loans. As of June 30, 2009, the outstanding balance of the covered loans accounted for under FASB ASC 310-30 is $278,201. The carrying amount as of June 30, 2009 is comprised of the following.

	June 30, 2009
(Dollars in Thousands)	Covered Loans
Open End 1-4 Family Loans	$8,341	4.68%
1-4 Family First Liens	124,900	70.04%

Total residential 1-4 family	133,241	74.72%

Owner occupied nonfarm nonresidential	—	0.00%
Non owner occupied nonfarm nonresidential	6,767	3.80%

Total commercial	6,767	3.80%

1-4 Family Construction	8,184	4.59%
Other construction and land dev.	20,260	11.36%

Total construction	28,444	15.95%

Second mortgages	9,316	5.22%
Multifamily	—	0.00%
Agriculture	245	0.14%

Total real estate loans	178,013	99.83%

Agriculture loans	—	0.00%
Commercial and industrial loans	—	0.00%

Total commercial loans	—	0.00%

Total revolving credit and other consumer	299	0.17%

Total covered loans	$178,312	100.00%

The change in the accretable yield balance since January 1, 2009 is as follows:

Accretable Yield
Balance at January 1, 2009	$—
Additions	61,023
Less Accretion	(7,228)
Reclassification from (to) Nonaccretable Yield	—

Balance at June 30, 2009	$53,795

These loans are not classified as nonperforming assets June 30, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at June 30, 2009.

10. SHARED-LOSS AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a purchase and assumption agreement with shared-loss with the FDIC to assume all of the deposits and acquire certain assets of Suburban Federal Savings Bank. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of this loss sharing agreement is detailed below.

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805 Business Combinations (formerly SFAS 141(R). The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and OREO and the loss sharing percentages outlined in the Purchase and Assumption Agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The following tables present the balances of the FDIC indemnification asset related to the Suburban Federal Savings Bank transaction at January 30, 2009 (the transaction date) and December 31, 2009:

(In Thousands)	January 30, 2009

Anticipated realizable loss	$108,756
Assumed loss sharing recovery percentage	approximately 80%

Estimated loss sharing value	86,988
Premium (discount)	(2,404)

FDIC indemnification asset	$84,584

June 30, 2009

Anticipated realizable loss remaining	$107,119
Assumed loss sharing recovery percentage	approximately 80%

Estimated loss sharing value	85,695
Premium (discount)	(2,104)

FDIC indemnification asset	$83,591

11.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses, for the three and six months ended June 30, 2009; the one month ended June 30, 2008 and the five months ended May 31, 2008 Predecessor period was comprised of the following:

				BOE Predecessor	TFC Predecessor
(dollars in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009	One month ended June 30, 2008	Five months ended May 31, 2008	Five months ended May 31, 2008

Beginning allowance	$11,543	$6,939	$5,305	$2,595	$3,036
Provision for loan losses	540	6,040	234	200	1,348
Recoveries of loans charged off	43	82	13	25	—
Loans charged off	59	(876)	(7)	(91)	(958)

Allowance at end of period	$12,185	$12,185	$5,545	$2,729	$3,426

For information reported for June 30, 2008, the figures presented are solely for the month of June 2008, as the Company did not have banking operations prior to its merger with each of TFC and BOE at May 31, 2008, and as such, did not have an allowance for loan losses.

At June 30, 2009, total impaired loans equaled $48.9 million, excluding FDIC covered assets. As required by the fair value accounting rules for the SFSB transaction in the first quarter of 2009, no allowance for loan losses was recorded on loans acquired since the loans were recorded at fair value and adjusted for expected credit losses, less amounts to be reimbursed by the FDIC. For additional information regarding the accounting entries, see the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on April 17, 2009, under Note 2 — Description of the Pro Forma Purchase Accounting Adjustments.

Significant provisions were made to the loan loss reserve during the six months ended June 30, 2009, as economic conditions deteriorated. In addition, net-charge off activity increased as certain loans were deemed uncollectible.

The following table presents charge-offs and recoveries by loan category for the three and six months ended June 30, 2009, the one month ended June 30, 2008, and for Predecessor companies for the five months ended May 31, 2008.

	For the three months ended June 30, 2009			For the six months ended June 30, 2009			For the one month ended June 30, 2008			BOE Predecessor			TFC Predecessor
										For the five months ended May 31, 2008			For the five months ended May 31, 2008
(dollars in thousands)	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs
Open End 1-4 Family loans	$(114)	$—	$(114)	$168	$—	$168	$—	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family First Liens	108	—	108	108	—	108	—	—	—	—	—	—	—	—	—

Total residential 1-4 family	(6)	—	(6)	276	—	276	—	—	—	—	—	—	—	—	—

Owner occupied nonfarm nonresidential	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Non owner occupied nonfarm nonresidential	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total commercial	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

1-4 Family Construction	(206)	2	(208)	61	16	45	—	—	—	—	—	—	—	—	—
Other construction and land development	8	—	8	8	—	8	—	—	—	—	—	—	70	—	70

Total construction	(198)	2	(200)	69	16	53	—	—	—	—	—	—	70	—	70

Second mortgages	—	—	—	34	—	34	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Agriculture	13	—	13	13	—	13	—	—	—	—	—	—	—	—	—

Total real estate loans	(191)	2	(193)	392	16	376	—	—	—	—	—	—	70	—	70

Agriculture loans	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial and industrial loans	68	2	66	318	3	315	—	—	—	—	5	(5)	835	—	835

Total commercial loans	68	2	66	318	3	315	—	—	—	—	5	(5)	835	—	835

Total revolving credit and other consumer	64	39	25	166	63	103	7	13	(6)	91	20	71	53	—	53
All other loans	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total non-covered loans	$(59)	$43	$(102)	$876	$82	$794	$7	$13	$(6)	$91	$25	$66	$958	$—	$958

12. DEPOSITS

The following table provides interest-bearing deposit information by category for the dates indicated:

Balance by deposit type	June 30, 2009	December 31, 2008
	(dollars in thousands)
NOW	$90,380	$76,575
MMDA	115,048	55,200
Savings	58,380	34,688
Time deposits less than $100,000	453,953	303,424
Time deposits greater than $100,000	289,737	276,762

Total interest-bearing deposits	$1,007,498	$746,649

Interest-bearing deposits increased $260.8 million from December 31, 2008 to June 30, 2009. Noninterest-bearing deposits, in the form of demand deposit accounts, were $59.9 million at June 30, 2009, an increase of $250,000 since December 31, 2008. These increases were primarily due to the deposits assumed from the SFSB transaction of $302.8 million on January 30, 2009, and were concentrated in certificates of deposit.

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

(dollars and shares in thousands, except per share data)	(Loss)/ Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

For the Three Months ended June 30, 2009
Basic EPS	$(23,217)	21,468	$(1.08)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(23,217)	21,468	$(1.08)

For the Three Months ended June 30, 2008
Basic EPS	$288	13,407	$0.02
Effect of dilutive stock awards and options	—	1,876	—

Diluted EPS	$288	15,283	$0.02

For the Six Months ended June 30, 2009
Basic EPS	$(16,422)	21,468	$(0.76)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(16,422)	21,468	$(0.76)

For the Six Months ended June 30, 2008
Basic EPS	$399	11,391	$0.04
Effect of dilutive stock awards and options	—	2,162	(0.01)

Diluted EPS	$399	13,553	$0.03

There were 5,973,870 shares in the Company available through options and warrants that were considered anti-dilutive at June 30, 2009.

BOE Predecessor	(Loss) Income	Weighted Average Shares	Per Share
(Dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount

For the five months ended May 31, 2008
Basic EPS	$(188)	1,214	$(0.15)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(188)	1,214	$(0.15)

TFC Predecessor	(Loss) Income	Weighted Average Shares	Per Share
(Dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount

For the five months ended May 31, 2008
Basic EPS	$(3,901)	4,587	$(0.85)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(3,901)	4,587	$(0.85)

14. DEFINED BENEFIT PLAN

The Company adopted the Bank noncontributory, defined benefit pension plan for all full-time, pre-merger Bank employees over 21 years of age at May 31, 2008. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Components of Net Periodic Benefit Cost

(In thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	BOE Predecessor Five Months Ended May 31, 2008	TFC Predecessor Five Months Ended May 31, 2008
Service cost	$184	$109	$155	Not applicable
Interest cost	162	90	128
Expected return on plan assets	(106)	(94)	(133)
Amortization of prior service cost	2	1	2
Amortization of net obligation at transition	(2)	(1)	(2)
Amortization of net loss	44	5	7

Net periodic benefit cost	$284	$111	$157

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition at June 30, 2009 and results of operations of the Company for the three and six months ended June 30, 2009 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K/A (Amendment No.3) for the year ended December 31, 2008.

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

Loans Acquired in a Transfer

The Company’s acquired loans from the SFSB acquisition (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance is recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3) applies to loans acquired with evidence of deterioration of credit quality since origination acquired by completion of transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the Suburban Federal Savings Bank acquisition, not just the loans acquired with evidence of deterioration of credit quality since origination acquired by completion of transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $654,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers. As a result of the TCB and SFSB transactions, core deposit intangibles were recorded of $3.2 million and $2.2 million, respectively. Also related to the SFSB transaction during the first quarter of 2009 was a gain of $16.2 million ($10.7 million, net of taxes), which was recorded as a one-time gain on the income statement.

Financial Condition

At June 30, 2009, the Company had total assets of $1.276 billion, an increase of $246.0 million or 23.88% from December 31, 2008. Total loans, excluding FDIC covered assets, equaled $551.8 million at June 30, 2009, increasing $28.5 million, or 5.45% from December 31, 2008. Securities totaled $315.9 million and increased $23.4 million, or 8.00% during the first half of 2009. The Company had federal funds sold of $25.8 million at June 30, 2009, versus $10.2 million at year-end 2008, an increase of $15.6 million or 153.41%.

The increase in asset size was primarily due to the SFSB transaction in Maryland. At June 30, 2009, FDIC related items were comprised of loans of $178.3 million, an indemnification asset of $83.6 million, other real estate owned of $12.5 million, and a receivable for expenses incurred of $1.2 million. (The FDIC indemnification asset is the present value of the amount we expect to collect from the FDIC under the shared-loss agreements as a result of the difference between the initial or contractual value of the covered assets received from the transaction, less their fair value). Securities from SFSB were incorporated into the Company’s securities portfolio at fair value as the effective time of the transaction, and are not considered covered assets under the terms of the FDIC shared-loss agreements.

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

Total deposits at June 30, 2009 were $1.067 billion, which increased $261.1 million from December 31, 2008. Deposit growth was attributed to the SFSB transaction, which was concentrated in certificates of deposit. At June 30, 2009, total deposits in our Maryland branches aggregated $291.2 million of which $221.4 million were time deposits. The Company’s total loans-to-deposits ratio was 68.40% at June 30, 2009 and 64.90% at December 31, 2008.

Stockholders’ equity at June 30, 2009 was $146.2 million and represented 11.45% of total assets. Stockholders’ equity was $164.4 million, or 15.97% of total assets at December 31, 2008.

Results of Operations

Net Income

For the three months ended June 30, 2009, net losses before dividends and accretion on preferred stock were $23.0 million, compared with net income of $288,000 for the same period in 2008. Net losses available to common stockholders was $23.2 million, which represented $1.08 per share on a fully diluted basis, versus net income available to common stockholders of $288,000, or $0.02 per share on a fully diluted basis for the same period in 2008. Second quarter losses were driven by the goodwill impairment charge of $24.0 million, which is not tax deductible, and was related to the goodwill impairment assessment performed as of the anniversary date of the mergers with each of TFC and BOE.

For the six months ended June 30, 2009, net losses before dividends and accretion on preferred stock was $15.9 million, compared with net income $399,000 for the same period in 2008. Net losses available to common stockholders was $16.4 million, which represented $0.76 per share on a fully diluted basis, versus net income available to common stockholders of $399,000, or $0.03 per share on a fully diluted basis for the same period in 2008. Losses for the six months ended June 30, 2009, were driven by the goodwill impairment charge, and partially offset by a one-time gain of $16.2 million, excluding taxes, related to the SFSB transaction in the first quarter.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $25.8 million, compared with a $137.9 million excess at December 31, 2008.

Net interest income was $10.1 million for the three months ended June 30, 2009, compared with $2.0 million for the same period in 2008. The net interest income is useful in determining the net interest margin and the net interest spread. The net interest margin is the net interest income for the reporting period divided by average earning assets for the same period. For the three months ended June 30, 2009, the net interest margin was 3.74%. The net interest spread is the difference between the yield on average earning assets and cost of funds associated with interest-bearing liabilities. For the three months ended June 30, 2009, the net interest spread was 3.62%. For the six months ended June 30, 2009, net interest income was $18.8 million, and equated to a net interest margin of 3.57%, and net interest spread was 3.41%.

Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in thousands)
ASSETS:

FDIC covered loans, including fees	$183,400	4,278	9.33%	$157,689	$7,228	9.17%
Loans non covered, including fees	548,577	$8,959	6.53%	541,717	17,416	6.43%
Interest bearing bank balances	19,741	81	1.64%	29,681	202	1.36%
Federal funds sold	24,142	12	0.20%	20,028	26	0.26%
Investments (taxable)	262,006	2,607	3.98%	269,118	5,499	4.09%
Investments (tax exempt)(1)	83,505	1,242	5.95%	80,450	2,389	5.94%

Total earning assets	1,121,371	17,179	6.13%	1,098,683	32,760	5.96%

Allowance for loan losses	(11,009)			(9,233)
Non-earning assets	207,266			193,968

Total assets	$1,317,628			$1,283,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$203,965	$485	0.95%	$190,673	$1,175	1.23%
Savings	57,364	114	0.79%	52,881	274	1.04%
Time deposits	763,276	5,700	2.99%	740,017	10,968	2.96%

Total deposits	1,024,605	6,299	2.46%	983,571	12,417	2.52%

Federal funds purchased	1,832	4	0.87%	1,059	4	0.76%
FHLB and other borrowings	40,081	382	3.81%	45,127	733	3.25%

Total interest-bearing liabilities	1,066,518	6,685	2.51%	1,029,757	13,154	2.55%

Non-interest bearing deposits	61,421			61,481
Other liabilities	29,061			31,022

Total liabilities	1,157,000			1,122,260

Stockholders’ equity	160,628			161,159

Total liabilities and stockholders’ equity	$1,317,628			$1,283,419

Net interest earnings		$10,494			$19,606

Interest rate spread			3.62%			3.41%

Net interest margin			3.74%			3.57%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

Noninterest Income

For the three months ended June 30, 2009, noninterest income was $1.6 million, compared with $299,000 in the same period of 2008. The large increase over the comparable periods was due the fact that there were no banking operations for the Company for the first five months of 2008. The Company recorded net gains on securities sold of $341,000 in the 2009 period. Service charges on deposit accounts aggregated $618,000, while other noninterest income was $663,000.

For the six months ended June 30, 2009, noninterest income was $18.7 million, including the first quarter gain on the SFSB transaction of $16.2 million, compared with $299,000 during the same period of 2008. Service charges on deposit accounts aggregated $1.2 million, net gains on securities sold were $293,000 and other noninterest income was $1.0 million. As previously mentioned, the Company recorded a one-time gain of $16.2 million related to the negative bid for certain assets acquired and liabilities assumed from the SFSB transaction.

Noninterest Expenses

For the three month period ended June 30, 2009, noninterest expenses were $34.5 million. A goodwill impairment charge of $24.0 million diminished efforts to generate quarterly earnings, and was the single largest component of noninterest expenses. Salaries and employee benefits were $5.0 million. This was the first quarter where all of SFSB’s operations and personnel costs were incurred for a complete three month reporting period. Excluding the goodwill impairment charge, salaries and benefits represented 47.96% of noninterest expenses. During the second quarter of 2009, we added seven full-time equivalent employees. Other overhead costs included other operating expenses of $1.6 million, amortization of intangibles of $654,000, occupancy expenses of $554,000, equipment expense of $419,000, data processing fees of $732,000, legal fees of $305,000, and other professional fees of $456,000. FDIC assessments for the quarter equaled $744,000, which included a special assessment of $583,000 in their effort to restore the bank insurance fund to a safer level.

For the six month period ended June 30, 2009, noninterest expenses were $43.9 million, inclusive of the goodwill impairment charge. Salaries and employee benefits were $9.5 million and represented 47.57% of overhead exclusive of the goodwill impairment charge. Members of senior management were hired during the first and second quarters, and the full effect of the salaries associated with those individuals will in occur in future periods. Other overhead costs included other operating expenses of $3.4 million, amortization of intangibles of $1.1 million, occupancy expenses of $1.1 million, equipment expense of $762,000, data processing fees of $1.5 million, professional fees of $1.2 million, legal fees of $555,000 and FCIC assessments of $874,000.

Income Taxes

An income tax benefit of $410,000 was recorded for the three months ended June 30, 2009, and there was an income tax expense of $3.5 million for the six months ended June 30, 2009. Income tax expenses were $84,000 and $158,000 for the same respective periods in 2008. This substantial difference is directly attributable to the goodwill impairment charge recorded during the second quarter of 2009, and the Company’s inability to use it as a tax deduction, despite the substantial reduction in earnings. The Company had a net deferred tax liability at June 30, 2009.

Supplemental Results of Operations Information on Predecessors

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

For the five months ended May 31, 2008, noninterest income was $429,000.

For the five months ended May 31, 2008, noninterest expenses were $8.2 million. Salaries and employee benefits were $3.7 million and represented 45.06% of all noninterest expenses for the period. Additionally, the Company incurred occupancy expenses of $318,000, equipment expense of $295,000, and other noninterest expenses of $3.9 million, which were comprised of data processing fees of $1.9 million, professional fees of $1.0 million, legal and accounting fees of $260,000, and other expenses totaling $702,000.

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

For the five months ended May 31, 2008, noninterest expenses were $4.9 million. Salaries and employee benefits were $2.5 million and represented 51.07% of all noninterest expenses for the period. Additionally the Company incurred data processing fees of $394,000, legal fees of $306,000, equipment expense of $286,000, professional fees of $258,000, and occupancy expenses of $216,000.

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

The Company maintains a list of loans that have potential weaknesses that may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the Company’s allowance for loan losses. At June 30, 2009, nonperforming assets, excluding FDIC covered assets, totaled $25.9 million, compared to $11.5 million at March 31, 2009 and $5.2 million at December 31, 2008, respectively. This $20.7 million increase in nonperforming loans during the first two quarters of 2009, was primarily attributable to eight credit relationships aggregating approximately $18.6 million being placed in nonaccrual status. These credit relationships accounted for nearly 90% of the increase during the first two quarter of 2009 and ranged in size from $7.2 million to $0.8 million. These borrowers are commercial/ residential land developers and their loans are secured by real estate. As of June 30, 2009, credit exposure for these eight borrowers was $18.6 million, with approximately $2.5 million allowance allocated. The remaining $2.1 million increase in nonperforming assets during the first two quarters of 2009, were all smaller credit relationships. These creditors were primarily commercial/residential land developers with loans secured by real estate. Excluding FDIC covered loans, net charge-offs were $346,000 and $794,000 for the three and six months ended June 30, 2009, respectively

At June 30, 2009, nonaccrual loans, excluding FDIC covered assets, were $24.5 million, or 4.44%, of total loans. Excluding loans at the Maryland operations, loans past due 90 days or more and accruing interest were $514,000. Other real estate owned (OREO) equaled $864,000, excluding OREO in the Maryland operations.

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

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)	June 30, 2009	December 31, 2008
Nonaccrual loans	$24,482	$4,534
Loans past due over 90 days	514	397
Other real estate owned	864	223

Total nonperforming assets	$25,860	$5,154

Balances
Allowance for loan losses	$12,185	$6,939
Average loans during quarter, net of unearned income	$548,577	$511,042
Loans, net of unearned income	$551,799	$523,298

Ratios
Allowance for loan losses to loans	2.21%	1.33%
Allowance for loan losses to nonperforming assets	47.12%	134.63%
Nonperforming assets to loans & other real estate	4.68%	0.98%
Net charge-offs for quarter to average loans, annualized	0.25%	0.32%

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2009 and December 31, 2008 is below:

	June 30, 2009			December 31, 2008
(Dollars in Thousands)	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans
Open End 1-4 Family Loans	$12	$29,703	0.04%	$276	$30,323	0.91%
1-4 Family First Liens	2,556	106,665	2.40%	318	99,284	0.32%

Total residential 1-4 family	2,568	136,368	1.88%	594	129,607	0.46%

Owner occupied nonfarm nonresidential	4,087	77,036	5.31%	200	63,218	0.32%
Non owner occupied nonfarm nonresidential	2,617	100,441	2.61%	582	93,872	0.62%

Total commercial	6,704	177,477	3.78%	782	157,090	0.50%

1-4 Family Construction	2,311	30,462	7.59%	1,194	36,277	3.29%
Other construction and land dev.	11,831	107,489	11.01%	461	103,238	0.45%

Total construction	14,142	137,951	10.25%	1,655	139,515	1.19%

Second mortgages	618	14,356	4.30%	497	15,599	3.19%
Multifamily	—	9,152	0.00%	—	9,370	0.00%
Agriculture	—	4,859	0.00%	433	5,143	8.42%

Total real estate loans	24,032	480,163	5.00%	3,961	456,324	0.87%

Agriculture loans	—	1,398	0.00%	—	988	0.00%
Commercial and industrial loans	229	44,287	0.52%	224	44,332	0.51%

Total commercial loans	229	45,685	0.50%	224	45,320	0.49%

Total revolving credit and other consumer	—	13,490	0.00%	25	14,457	0.17%
All other loans	221	12,228	1.81%	324	7,005	4.63%

Gross loans	$24,482	$551,566	4.44%	$4,534	$523,106	0.87%

Total Delinquencies

The following table presents a summary of non covered loans, greater than 30 days and less than 90 days past due at the dates indicated (dollars in thousands):

	June 30, 2009	December 31, 2008
30-89 Days Past Due	$13,623	$15,191

% of Non-covered	2.47%	2.90%

Covered Loans

Covered loans are not classified as nonperforming assets at June 30, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at June 30, 2009.

Impairments

See Note 11 to the unaudited consolidated financial statements for information related to the allowance for loan losses. At June 30, 2009, total impaired loans equaled $48.9 million, excluding FDIC covered assets.

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

As previously reported:

(dollars in thousands)	June 30, 2009
Impaired with a valuation allowance	$24,681
Impaired without a valuation allowance	65,686

Total impaired loans	$90,367

Under the Company’s new loan grading system:

(dollars in thousands)	June 30, 2009
Impaired with a valuation allowance	$24,681
Impaired without a valuation allowance	24,188

Total impaired loans	$48,869

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

At June 30, 2009, the Company’s ratio of total capital to risk-weighted assets was 17.73%. The ratio of Tier 1 Capital to risk-weighted assets was 16.59%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 9.14%. All three ratios exceed capital adequacy guidelines outlined by its regulator, and the Company is considered “well-capitalized”. At December 31, 2008, the Company’s ratio of total capital to risk-weighted assets was 20.00%. The ratio of Tier 1 Capital to risk-weighted assets was 18.92%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54%. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00% and was priced at 4.46% in the second quarter of 2009.

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

	Change In Net Interest Income
(dollars in thousands)%		$
Interest Rate Shock:
+200 basis points	2.37%	1,076
+100 basis points	1.00%	455
No change	0.00%	—
-100 basis points	-2.19%	(996)
-200 basis points	-2.83%	(1,286)

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

Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The two issues that the Company has identified in making this conclusion at the end of the second quarter of 2009 are the view that the Company’s financial and accounting department has not efficiently documented and assessed accounting issues related to non-routine transactions, such as mergers and non-recurring items that the Company has had to evaluated since May 2008, and the view that the Company’s financial and accounting department is understaffed. These views reflect additional, and broader, considerations that the Company has made to the conclusions that it made, and that it disclosed in prior filings¸ as of December 31, 2008 and March 31, 2009.

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

During the evaluation of these accounting errors, the Company’s chief executive officer and chief financial officer concluded that they were the result of a material weakness in the Company’s internal control over financial reporting with respect to the accounting for non-routine transactions, as described above. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Following additional analysis and discussion with the Company’s internal auditors and external auditors, the Certifying Officers have now concluded that there were no errors related to the Company’s accounting for subsidiary costs that were applied in the Company’s mergers with TFC and BOE. Due to the lack of such errors and the corresponding conclusion that there were no overstatements or understatements in the relevant financial statements, the Company will not restate the financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.

Despite this revised conclusion, however, the Company believes that a material weakness regarding the accounting for non-routine transactions remains as of June 30, 2009. An example of the existence of such a material weakness includes the uncertainty in the resolution of the accounting errors described above. The Company’s management had concluded as of December 31, 2008 that the errors were related to the accrual of certain costs related to the goodwill acquired through the Company’s mergers with TFC and BOE. Following additional review, management then concluded as of March 31, 2009 that the errors related to accounting adjustments for subsidiary costs that were applied in the Company’s two mergers. Management has now concluded that no errors exist. The Company also notes that it had to correct publicly its earnings release for the second quarter of 2009 to make certain adjustments relating to the tax effect of its goodwill impairment charge. This correction did not affect any of the Company’s periodic filings.

Furthermore, while it has not identified any specific issues that could result in a restatement of past financial statements, the Company acknowledges that its financial and accounting documentation for non-routine transactions is less than satisfactory for the criteria required for the framework for effective internal control over financial reporting.

In addition, the Company’s financial and accounting department is current understaffed for the responsibilities that it has had in recent fiscal quarters. While the Company has a chief financial officer and a chief accounting officer, the Company has not had a bank controller since April 2009. In addition, the Company’s financial and accounting department has had to evaluate numerous accounting issues in addition to the day-to-day fiscal operations of the Company and periodic filings with the SEC. For example, the Company acquired the operations of SFSB in January 2009, and the on-going consolidation of those operations and analysis of unprecedented accounting issues relating to shared-loss agreements with the FDIC have strained the resources presently available at the Company.

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

Remediation Steps to Address Material Weakness

As a result of the material weakness described above, the Company continues to take appropriate remediation steps. The Company continues to evaluate its financial accounting staff levels and expertise and is implementing appropriate oversight and review procedures. The Company engaged a public accounting firm to serve as its internal auditing firm beginning in April 2009. The Company created and hired a new chief internal auditor, who reports directly to the Company’s Audit Committee, in June 2009, and the Company expects to fill its corporate controller position in the near future. The Company has also hired additional key members of management, including a chief administrative officer, a chief credit officer and a general counsel, during the first six months of 2009, and these individuals are actively assisting the Company in reviewing, assessing and implementing, as appropriate, numerous policies and procedures applicable to the Company and its operations. The Company believes that it is taking the necessary corrective actions to eliminate the material weakness.

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