Form 10-Q/A
period 2009-09-30
Community Bankers Trust Corp
filed 2011-01-14
CIK 1323648

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 2009 (filed on November 16, 2009 with the Securities and Exchange Commission (the “Commission”)), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1).

This Form 10-Q/A includes amendments to the financial statements to reflect a modified presentation of certain line items relating to the portion of the loan portfolio that is covered under shared-loss agreements with the Federal Deposit Insurance Corporation and the Registrant’s non-covered loan portfolio. This Form 10-Q/A also includes, in response to comments from the Commission, enhanced disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and the Registrant’s acquisition of substantially all assets, and assumption of all deposit and certain other liabilities, relating to the former Suburban Federal Savings Bank.

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

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(dollars in thousands)

	September 30, 2009 (Unaudited) (Restated)	December 31, 2008 (Audited) (Restated)
ASSETS
Cash and due from banks	$13,464	$10,864
Interest bearing bank deposits	10,534	107,376
Federal funds sold	5,300	10,193

Total cash and cash equivalents	29,298	128,433

Securities available for sale, at fair value	171,184	193,992
Securities held to maturity, at cost (fair value of $124,865 and $94,965, respectively)	121,023	94,865
Equity securities, restricted, at cost	8,355	3,612

Total securities	300,562	292,469

Loans held for sale	—	200

Loans covered by FDIC shared-loss agreement (Note 9)	166,085	—
Loans excluding covered loans	569,452	523,298

Total loans	735,537	523,298
Allowance for loan losses	(16,211)	(6,939)

Net loans	719,326	516,359

FDIC indemnification asset (Note 10)	83,909	—
Bank premises and equipment	37,328	24,111
Other real estate owned, covered by FDIC shared-loss agreement	11,105	—
Other real estate owned, non covered	1,175	223
Bank owned life insurance	6,475	6,300
FDIC receivable for expenses incurred	3,560	—
Core deposit intangibles, net	17,645	17,163
Goodwill (Note 5)	13,152	37,184
Other assets	8,384	7,798

Total assets	$1,231,919	$1,030,240

LIABILITIES
Deposits:
Noninterest bearing	$64,338	$59,699
Interest bearing	963,191	746,649

Total deposits	1,027,529	806,348

Federal funds purchased	31	—
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	18,500	17,465

Total liabilities	$1,087,184	$865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(896)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (200,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Retired warrants on common stock	(2,111)	—
Additional paid in capital	146,110	146,076
Retained earnings	(19,417)	1,691
Accumulated other comprehensive income (loss)	2,117	(1,265)

Total stockholders’ equity	$144,735	$164,403

Total liabilities and stockholders’ equity	$1,231,919	$1,030,240

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		For the nine months ended		BOE Predecessor For the five months ended May 31, 2008	TFC Predecessor For the five months ended May 31, 2008
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Restated)		(Restated)		(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on non covered loans	$8,820	$8,497	$26,236	$11,201	$6,737	$6,849
Interest and fees on FDIC covered loans	4,152	—	11,380	—	—	—
Interest on federal funds sold	10	22	36	68	18	26
Interest on deposits in other banks	60	83	262	83	—	—
Interest and dividends on securities
Taxable	2,081	539	7,580	1,226	465	236
Nontaxable	896	333	2,473	443	555	—

Total interest income	16,019	9,474	47,967	13,021	7,775	7,111
Interest expense
Interest on deposits	6,026	2,908	18,443	3,935	3,266	3,295
Interest on federal funds purchased	2	101	6	114	21	23
Interest on other borrowed funds	338	277	1,071	357	458	—

Total interest expense	6,366	3,286	19,520	4,406	3,745	3,318

Net interest income	9,653	6,188	28,447	8,615	4,030	3,793
Provision for loan losses	5,231	1,100	11,271	1,334	200	1,348

Net interest income after provision for loan losses	4,422	5,088	17,176	7,281	3,830	2,445

Noninterest income
Service charges on deposit accounts	674	516	1,863	696	464	342
Gain on SFSB transaction	—	—	16,204	—	—	—
Gain on securities transactions, net	612	—	905	—	6	—
Gain (loss) on sale of other real estate	500	—	563	—	(92)	—
Other	356	238	1,337	357	476	87

Total noninterest income	2,142	754	20,872	1,053	854	429

Noninterest expense
Salaries and employee benefits	4,840	2,375	14,294	2,949	2,493	3,708
Occupancy expenses	752	346	1,886	458	216	318
Equipment expenses	436	292	1,198	400	286	295
Legal fees	217	151	772	250	306	106
Professional fees	185	133	1,341	233	325	1,029
FDIC assessment	436	60	1,310	76	11	95
Data processing fees	743	285	2,217	389	394	1,917
Amortization of intangibles	565	406	1,675	555	—	—
Impairment of goodwill	—	—	24,032	—	52	—
Other operating expenses	1,765	608	5,118	1,281	799	761

Total noninterest expense	9,939	4,656	53,843	6,591	4,882	8,229

Income (loss) before income taxes	(3,375)	1,186	(15,795)	1,743	(198)	(5,355)
Income tax expense (benefit)	(1,473)	234	2,003	392	10	1,454

Net income (loss)	$(1,902)	$952	$(17,798)	$1,351	$(188)	$(3,901)
Dividends accrued on preferred stock	223	—	661	—	—	—
Accretion of discount on preferred stock	47	—	135	—	—	—

Net income (loss) available to common stockholders	$(2,172)	$952	$(18,594)	$1,351	$(188)	$(3,901)

Net income (loss) per share — basic	$(0.10)	$0.04	$(0.87)	$0.09	$(0.15)	$(0.85)

Net income (loss) per share — diluted	$(0.10)	$0.04	$(0.87)	$0.08	$(0.15)	$(0.85)

Weighted average number of shares outstanding
basic	21,468	21,469	21,468	14,750	1,214	4,587
diluted	21,468	21,486	21,468	16,197	1,214	4,587

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine months ended		BOE Predecessor For the five months ended May 31, 2008	TFC Predecessor For the five months ended May 31, 2008
	September 30, 2009	September 30, 2008
	(Restated)		(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$(18,594)	$1,351	$(188)	$(3,901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	3,130	750	335	240
Provision for loan losses	11,271	1,334	200	1,348
Amortization of premiums and accretion of discounts, net	(9,969)	54	36	(13)
Change in loans held for sale	200	721	(119)	—
Net gain on SFSB transaction	(16,204)	—	—	—
Impairment of goodwill	24,032	—	52	—
Stock-based compensation expense	—	—	—	178
Net (gain) on sale of securities	(905)	—	(6)	—
Net (gain) on sale of OREO	(563)	—	92	—
Net loss/(gain) on sale of loans	13	(15)	(90)	—
Loss on write down of LLC membership	—	—	88	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	4,312	(3,108)	(409)	(1,285)
Increase/(decrease) in accrued expenses and other liabilities	(4,915)	(3,190)	897	2,874

Net cash provided by (used in) by operating activities	(8,192)	(2,103)	888	(559)

Investing activities:
Proceeds from securities	145,148	65,131	2,364	12,605
Purchase of securities	(129,390)	(23,489)	(3,350)	(7,205)
Cash received from SFSB transaction	35,662	10,016	—	—
Net increase in loans	(4,605)	(28,641)	(11,870)	(37,358)
Purchase of premises and equipment, net	(9,421)	(989)	(523)	(164)

Net cash provided by (used in) by investing activities	37,394	22,028	(13,379)	(32,122)

Financing activities:
Net increase/ (decrease) in noninterest bearing and interest bearing demand deposits	(85,816)	(5,693)	11,789	28,536
Net increase/(decrease) in federal funds purchased	31	(1,095)	1,965	5,218
Issuance of common stock	—	—	56	—
Cash paid to shareholders for converted shares	—	(10,843)	—	—
Cash paid to reduce FHLB borrowings	(37,900)	20,000	900	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(2,077)	(11)	—	—
Cash dividends paid	(2,575)	(861)	(535)	(1,152)

Net cash (used in) provided by financing activities	(128,337)	1,497	14,175	32,602

Net (decrease) increase in cash and cash equivalents	(99,135)	21,422	1,684	(79)

Cash and cash equivalents:
Beginning of the period	128,433	162	4,100	4,311

End of the period	$29,298	$21,584	$5,784	$4,232

Supplemental disclosures of cash flow information:
Interest paid	$20,686	$4,689	$3,902	$3,195
Income taxes paid	296	—	127	—
Transfers of OREO property	952	224
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$198,253	$471,864
Other real estate owned	9,416	—
Securities	4,954	71,123
FDIC indemnification asset	84,584	—
Fixed assets, net	37	—
Other assets	6,281	83,769
Deposits	302,756	491,462
Borrowings	37,525	32,359
Other liabilities	1,757	8,861

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

The September 30, 2009 consolidated financial statements and accompanying notes have been restated for amendments to the original estimated values related to the acquisition of the Maryland operations.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) (ASC 820 Fair Value Measurements and Disclosures). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

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

Since the mergers in 2008, there has been further decline in economic conditions, which has significantly affected the banking sector and the Company’s financial condition and results. The Company’s average closing stock price during the second quarter of 2008 and 2009 was $6.64 per share and $3.67 per share, respectively, which represented a 44.73% decline. On the last business day prior to May 31, 2009, the closing stock price was $3.10 per share. The average closing stock price for the third quarter of 2009 was $3.41.

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

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. An adjustment has been made to correct this error and the financial statements for the year ended December 31, 2008 have been restated.

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

Goodwill and core deposit intangible assets are presented in the following table:

	Gross Amount Value	Accumulated Amortization	Impairment	Net Carrying Value
		(dollars in thousands)
December 31, 2008
Goodwill (restated)	$37,184	—	—	$37,184
Core deposit intangibles	$18,132	$969	—	$17,163

September 30, 2009
Goodwill	$37,184	—	$24,032	$13,152
Core deposit intangibles	$20,290	$2,645	—	$17,645

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

Loans held for sale

Loans held for sale are recorded at the lower of cost or fair value each reporting period, and are comprised of residential mortgages. These loans are held for a short period of time with the intention of being sold on the secondary market. Therefore, the fair value is determined on rates currently offered using observable market information, which does not deviate materially from the cost value. If there are any adjustments to record the loan at the lower of cost of market value, it would be reflected in the consolidated statements of income. It was determined that the cost value recorded at September 30, 2009 was similar to the fair value, and therefore no adjustment was necessary. Due to the observable market data available in pricing these loans held for sale, they were considered as Level 2.

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

Reviews of classified loans are performed by management on a quarterly basis. At September 30, 2009, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Investment securities available-for-sale:

U.S. Treasury issue and U.S. government agencies	$16,103	$—	$16,103	$—
State, county, and municipal	94,034	—	94,034	—
Corporates and other bonds	2,834	—	2,834	—
Mortgage backed securities	56,857	—	56,857	—
Financial stocks	1,356	1,356	—	—

Total securities available-for-sale	171,184	1,356	169,828	—
Loans covered by FDIC shared-loss agreement	166,085	—	—	166,085
FDIC indemnification asset	83,909	—	—	83,909
Total assets at fair value	$421,178	$1,356	$169,828	$249,994

Total liabilities at fair value	$—	$—	$—	$—

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

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans — impaired loans with a valuation allowance	$26,776	$—	$24,202	$2,574
Other real estate owned (OREO), covered by FDIC shared-loss agreement	11,105	—	2,620	8,485
Other real estate owned (OREO), non covered	1,175	—	1,175	—

Total assets at fair value	$39,056	$—	$27,997	$11,059

Total liabilities at fair value	$—	$—	$—	$—

The Company had no Level 1 assets measured at fair value on a nonrecurring basis at September 30, 2009.

ASC 820, “Fair Value Measurements and Disclosures”, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

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

At September 30, 2009, the fair values of loan commitments and stand-by letters of credit were deemed to be immaterial.

The fair values and carrying values are as follows:

	September 30, 2009
(dollars in thousands)	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$29,298	$29,315
Securities available for sale	171,184	171,184
Securities held to maturity	121,023	124,883
Equity securities	8,355	8,355
Loans, non covered, net	553,241	546,242
Loans covered by FDIC shared-loss agreement	166,085	166,085
FDIC indemnification asset	83,909	83,909
Accrued interest receivable	5,401	5,401
Goodwill	13,152	13,152

Financial liabilities:
Deposits	1,027,529	1,033,024
Borrowings	41,155	46,035
Accrued interest payable	3,159	3,159

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

7. SECURITIES

Amortized costs and fair values of securities available for sale at September 30, 2009 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury issue and other U.S. Government agencies	$15,589	$514	$—	$16,103
State, county and municipal	90,976	3,275	(217)	94,034
Corporates and other bonds	2,761	73	—	2,834
Mortgage backed securities	55,392	1,469	(4)	56,857
Other securities	1,293	165	(102)	1,356

Total securities available for sale	$166,011	$5,496	$(323)	$171,184

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2009 were as follows:

(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State, county and municipal	$2,075	$(193)	$2,204	$(24)	$4,279	$(217)
Mortgage backed securities	710	(4)	—	—	710	(4)
Other securities	1,092	(96)	12	(6)	1,104	(102)

Total securities available for sale	$3,877	$(293)	$2,216	$(30)	$6,093	$(323)

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

Amortized costs and fair values of securities held to maturity at September 30, 2009 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
U.S. Treasury issue and other U.S. Government agencies	$748	$—	$(1)	$747
State, county and municipal	13,104	859	—	13,963
Corporates and other bonds	1,030	26	—	1,056
Mortgage backed securities	106,141	3,078	(102)	109,117

Total securities held to maturity	$121,023	$3,963	$(103)	$124,883

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2009 were as follows:

(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$748	$(1)	$—	$—	$748	$(1)
Mortgage backed securities	10,501	(102)	—	—	10,501	(102)

Total securities held to maturity	$11,249	$(103)	$—	$—	$11,249	$(103)

Management continually monitors the fair value and credit quality of the Company’s investment portfolio. At September 30, 2009, all impairments of securities held to maturity are considered temporary as the unrealized losses are related to market risk and not credit risk. The Company does not intend to sell the securities and it is not likely that the company will be required to sell the security before recovery of its amortized cost. Issuers of the securities held to maturity and available for sale are of suitable credit quality and all of the securities are of investment grade.

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

8. LOANS EXCLUDING COVERED LOANS

The Company’s loan portfolio, segregated by loans covered by the FDIC shared-loss agreement (Covered Loans) and loans not covered by this agreement (Non-covered Loans), at September 30, 2009 and December 31, 2008, was comprised of the following (dollars in thousands):

	September 30, 2009 Non-covered loans		December 31, 2008 Total Loans
Open End 1-4 Family Loans	$31,008	5.44%	$30,323	5.80%
1-4 Family First Liens	107,882	18.94%	99,284	18.98%

Total residential 1-4 family	138,890	24.38%	129,607	24.78%

Owner occupied nonfarm nonresidential	81,810	14.36%	63,218	12.09%
Non owner occupied nonfarm nonresidential	105,182	18.47%	93,872	17.95%

Total commercial	186,992	32.83%	157,090	30.03%

1-4 Family Construction	28,811	5.06%	36,277	6.93%
Other construction and land development	111,708	19.61%	103,238	19.74%

Total construction	140,519	24.67%	139,515	26.67%

Second mortgages	14,124	2.48%	15,599	2.98%
Multifamily	10,757	1.89%	9,370	1.79%
Agriculture	3,907	0.69%	5,143	0.98%

Total real estate loans	495,189	86.94%	456,324	87.23%

Agriculture loans	1,407	0.25%	988	0.19%
Commercial and industrial loans	45,348	7.96%	44,332	8.48%

Total commercial loans	46,755	8.21%	45,320	8.67%

Total revolving credit and other consumer	15,927	2.79%	14,457	2.76%

All other loans	11,706	2.06%	7,005	1.34%

Gross loans	569,577	100.00%	523,106	100.00%
Unearned income on loans	(785)		(780)
Merger related fair value adjustment	660		972

Total non-covered loans	$569,452		$523,298

The following is a summary of information for impaired and nonaccrual loans at September 30, 2009, excluding FDIC covered assets (dollars in thousands):

Amount
Impaired loans without a valuation allowance	$27,728
Impaired loans with a valuation allowance	26,776

Total impaired loans	$54,504

Valuation allowance related to impaired loans	$9,454
Total nonaccrual loans	$20,572
Total loans 90 days or more past due and still accruing	$1,462
Average investment in impaired loans during the nine months ending September 30, 2009	$43,001

Interest income recognized on impaired loans	$919

Interest income recognized on a cash basis on impaired loans	$919

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

As of January 1, 2009 there were no covered loans. As of September 30, 2009, the outstanding balance of the covered loans accounted for under FASB ASC 31-30 is $262,379. The carrying amount as of September 30, 2009 is comprised of the following.

(Dollars in Thousands)	September 30, 2009 Covered Loans
Open End 1-4 Family Loans	$8,131	4.90%
1-4 Family First Liens	117,472	70.73%

Total residential 1-4 family	125,603	75.63%

Owner occupied nonfarm nonresidential	—	0.00%
Non owner occupied nonfarm nonresidential	6,566	3.95%

Total commercial	6,566	3.95%

1-4 Family Construction	7,309	4.40%
Other construction and land dev.	17,178	10.34%

Total construction	24,487	14.74%

Second mortgages	8,957	5.40%
Multifamily	—	0.00%
Agriculture	240	0.14%

Total real estate loans	165,853	99.86%

Agriculture loans		0.00%
Commercial and industrial loans	—	0.00%

Total commercial loans	—	0.00%

Total revolving credit and other consumer	232	0.14%

Total covered loans	$166,085	100.00%

The change in the accretable yield balance since January 1, 2009 is as follows:

Accretable Yield
Balance at January 1, 2009	$—
Additions	61,023
Less Accretion	(11,380)
Reclassification from (to) Nonaccretable Yield	—

Balance at September 30, 2009	$49,643

These loans are not classified as nonperforming assets at September 30, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at December 31, 2009.

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

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805 Business Combinations. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and OREO and the loss sharing percentages outlined in the Purchase and Assumption Agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The following tables present the balances of the FDIC indemnification asset related to the Suburban Federal Savings Bank transaction at January 30, 2009 (the transaction date) and September 30, 2009:

(In Thousands)	January 30, 2009
Anticipated realizable loss	$108,756
Assumed loss sharing recovery percentage	approximately 80%

Estimated loss sharing value	86,988
Premium (discount)	(2,404)

FDIC indemnification asset	$84,584

September 30, 2009
Anticipated realizable loss remaining	107,289
Assumed loss sharing recovery percentage	approximately 80%

Estimated loss sharing value	85,831
Premium (discount)	(1,922)

FDIC indemnification asset	$83,909

11. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses, for the three and nine months ended September 30, 2009; the four months ended September 30, 2008 and the five months ended May 31, 2008 Predecessor period was comprised of the following:

(dollars in thousands)	Three months ended September 30, 2009	Nine Months ended September 30, 2009	Four Months ended September 30, 2008	BOE Predecessor Five Months ended May 31, 2008	TFC Predecessor Five Months ended May 31, 2008
Beginning allowance	$12,185	$6,939	$5,305	$2,595	$3,036
Provision for loan losses	5,231	11,271	1,334	200	1,348
Recoveries of loans charged off	224	306	36	25	—
Loans charged off	(1,429)	(2,305)	(128)	(91)	(958)

Allowance at end of period	$16,211	$16,211	$6,547	$2,729	$3,426

For information reported for September 30, 2008, the figures presented are solely for the months of June 2008 through September 2008, as the Company did not have banking operations prior to its merger with each of TFC and BOE at May 31, 2008 and, as such, did not have an allowance for loan losses. Predecessor periods for the five months ended May 31, 2008 are shown above.

At September 30, 2009, total impaired loans equaled $54.5 million, excluding FDIC covered assets. As required by the fair value accounting rules for the SFSB transaction in the first quarter of 2009, no allowance for loan losses was recorded on loans acquired since the loans were recorded at fair value and adjusted for expected credit losses, less amounts to be reimbursed by the FDIC. For additional information regarding the accounting entries, see the Company’s Current Report on Form 8-K/A (Amendment No. 1) filed on April 17, 2009, under Note 2 — Description of the Pro Forma Purchase Accounting Adjustments.

Significant provisions were made to the loan loss reserve during the nine months ended September 30, 2009, as economic conditions deteriorated. In addition, net-charge off activity increased as certain loans were deemed uncollectible.

The following table presents charge-offs and recoveries by loan category for the three and nine months ended September 30, 2009, the four months ended September 30, 2008, and for Predecessor companies for the five months ended May 31, 2008.

										BOE Predecessor			TFC Predecessor
	For the three months ended September 30, 2009			For the nine months ended September 30, 2009			For the four months ended September 30, 2008			For the five months ended May 31, 2008			For the five months ended May 31, 2008
(dollars in thousands)	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs	Charge- offs	Recoveries	Net Charge- offs
Open End 1-4 Family loans	$—	$—	$—	$168	$—	$168	$—	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family First Liens	—	—	—	108	—	108	—	—	—	—	—	—	—	—	—

Total residential 1-4 family	—	—	—	276	—	276	—	—	—	—	—	—	—	—	—

Owner occupied nonfarm nonresidential	814	—	814	814	—	814	—	—	—	—	—	—	—	—	—
Non owner occupied nonfarm nonresidential	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total commercial	814	—	814	814	—	814	—	—	—	—	—	—	—	—	—

1-4 Family Construction	—	183	(183)	61	199	(138)	—	—	—	—	—	—	—	—	—
Other construction and land development	583	—	583	591	—	591	—	—	—	—	—	—	70	—	70

Total construction	583	183	400	652	—	453	—	—	—	—	—	—	70	—	70

Second mortgages	—	—	—	34	—	34	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Agriculture	—	—	—	13	—	13	—	—	—	—	—	—	—	—	—

Total real estate loans	1,397	183	1,214	1,789	199	1,590	—	—	—	—	—	—	70	—	70

Agriculture loans	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial and industrial loans	—	17	(17)	318	20	298	—	—	—	—	5	(5)	835	—	835

Total commercial loans	—	17	(17)	318	20	298	—	—	—	—	5	(5)	835	—	835

Total revolving credit and other consumer	4	11	(7)	170	74	96	128	36	92	91	20	71	53	—	53
All other loans	28	13	15	28	13	15	—	—	—	—	—	—	—	—	—

Total non-covered loans	$1,429	$224	$1,205	$2,305	$306	$1,999	$128	$36	$92	$91	$25	$66	$958	$—	$958

12. DEPOSITS

The following table provides interest-bearing deposit information by category for the dates indicated:

Balance by deposit type	September 30, 2009	December 31, 2008
	(dollars in thousands)
NOW	$88,045	$76,575
MMDA	110,353	55,200
Savings	58,495	34,688
Time deposits less than $100,000	450,273	303,424
Time deposits greater than $100,000	256,025	276,762

Total interest-bearing deposits	$963,191	$746,649

13. (LOSS) EARNINGS PER SHARE

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

(dollars and shares in thousands, except per share data)	(Loss)/ Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2009
Basic EPS	$(2,171)	21,468	$(0.10)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(2,171)	21,468	$(0.10)

For the Three Months ended September 30, 2008
Basic EPS	$952	21,469	$0.04
Effect of dilutive stock awards and options	—	17	—

Diluted EPS	$952	21,486	$0.04

For the Nine Months ended September 30, 2009
Basic EPS	$(18,594)	21,468	$(0.87)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(18,594)	21,468	$(0.87)

For the Nine Months ended September 30, 2008
Basic EPS	$1,351	14,750	$0.09
Effect of dilutive stock awards and options	—	1,447	(0.01)

Diluted EPS	$1,351	16,197	$0.08

There were 5,973,870 shares in the Company available through options and warrants that were considered anti-dilutive at September 30, 2009.

BOE Predecessor (Dollars and shares in thousands, except per share data)	(Loss) Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the five months ended May 31, 2008
Basic EPS	$(188)	1,214	$(0.15)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(188)	1,214	$(0.15)

TFC Predecessor (Dollars and shares in thousands, except per share data)	(Loss) Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the five months ended May 31, 2008
Basic EPS	$(3,901)	4,587	$(0.85)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(3,901)	4,587	$(0.85)

14. DEFINED BENEFIT PLAN

The Company adopted the Bank noncontributory, defined benefit pension plan for all full-time, pre-merger Bank employees over 21 years of age at May 31, 2008. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

Components of Net Periodic Benefit Cost:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	BOE Predecessor Five Months Ended May 31, 2008	TFC Predecessor Five Months Ended May 31, 2008
	(In thousands)	(In thousands)
Service cost	$276	$164	$155	Not applicable
Interest cost	243	135	128
Expected return on plan assets	(159)	(140)	(133)
Amortization of prior service cost	3	2	2
Amortization of net obligation at transition	(3)	(2)	(2)
Amortization of net loss	66	8	7

Net periodic benefit cost	$426	$166	$157

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

Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $565,000 and $1.7 million for the three and six months ended September 30, 2009, respectively. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers. As a result of the TCB and SFSB transactions, core deposit intangibles were recorded of $3.2 million and $2.2 million, respectively. Also related to the SFSB transaction during the first quarter of 2009 was a gain of $16.2 million ($10.7 million, net of taxes), which was recorded as a one-time gain within the income statement.

Financial Condition

At September 30, 2009, the Company had total assets of $1.232 billion, an increase of $201.7 million or 19.58% from December 31, 2008. Total loans, excluding FDIC covered assets, equaled $569.5 million at September 30, 2009, increasing $46.2 million, or 8.82% from December 31, 2008. Securities totaled $300.6 million and increased $8.1 million, or 2.77% during the first nine months of 2009. The Company had federal funds sold of $5.3 million at September 30, 2009, versus $10.2 million at year-end 2008, a decrease of $4.9 million or 48.00%. The shift in the earning asset mix as evidenced above is the direct result of management’s intention of replacing relatively lower yielding overnight funds with higher yielding assets of loans and securities.

The increase in the total asset size of the Company was primarily due to the SFSB transaction in Maryland. At September 30, 2009, FDIC covered loans equaled $166.1 million, FDIC covered other real estate owned equaled $11.1 million, the FDIC indemnification asset was $83.9 million and the FDIC receivable equaled $3.6 million. Securities from SFSB were incorporated into the Company’s securities portfolio at fair value at the effective time of the transaction, and are not considered covered assets under the terms of the FDIC shared-loss agreements.

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

Stockholders’ equity at September 30, 2009 was $144.7 million and represented 11.75% of total assets. Stockholders’ equity was $164.4 million, or 15.97% of total assets at December 31, 2008.

Results of Operations

Net Income

For the three months ended September 30, 2009, net loss before dividends and accretion on preferred stock was $1.9 million, compared with net income of $952,000 for the same period in 2008. Net loss available to common stockholders was $2.2 million, which represented $0.10 per share on a fully diluted basis, versus net income available to common stockholders of $952,000, or $0.04 per share on a fully diluted basis for the same period in 2008. The loss incurred during the third quarter of 2009 was primarily the result of a $5.2 million provision for loan losses, compared to $1.1 million in provisions during the same period in 2008.

For the nine months ended September 30, 2009, net loss before dividends and accretion on preferred stock was $17.8 million, compared with net income $1.4 million for the same period in 2008. Net loss available to common stockholders was $18.6 million, which represented $0.87 per share on a fully diluted basis, versus net income available to common stockholders of $1.4 million, or $0.08 per share on a fully diluted basis for the same period in 2008. Net loss for the nine months ended September 30, 2009, was driven by the goodwill impairment charge of $24.0 million and loan loss provisions of $11.3 million. While the $16.2 million gain recorded on the SFSB transaction in the first quarter partially offset these large expenses, the goodwill impairment charge does not reduce taxable income and permit an income tax benefit.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $31.4 million, compared with a $137.9 million excess at December 31, 2008.

Net interest income was $9.7 million for the three months ended September 30, 2009, compared with $6.2 million for the same period in 2008. For the three months ended September 30, 2009, the net interest margin was 3.77% compared to 4.26% for the same period in 2008. For the three months ended September 30, 2009, the net interest spread was 3.67% versus 3.70% for the same period in 2008. The decline in the margin compared with the same period in 2008 was driven by several factors. First, loan rates declined in the fourth quarter of 2008 due to a prime rate drop. There was also a large influx of deposits related to TCB transaction in the fourth quarter of 2008 which were subsequently invested in securities versus higher yielding loans. In addition, the SFSB transaction resulted in further margin compression during 2009 as the Bank inherited a large volume of FDIC covered non-accruing loans that are included in the margin calculation.

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

For the nine months ended September 30, 2009, net interest income aggregated $28.4 million, which generated a net interest margin of 3.64%. The net interest spread for the nine months ended September 30, 2009 equaled 3.50%. A net interest margin analysis is not provided for the nine months ended September 30, 2008, since there were no banking operations for the Company for the first five months of 2008.

Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended September 30
	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
FDIC covered loans, including fees	$172,050	$4,152	9.65%	$496,803	$8,497	6.84%
Loans non covered, including fees	559,547	8,820	6.31%

Total loans	731,597	12,972	7.09%	496,803	8,497	6.84%

Interest bearing bank balances	11,061	60	2.17%	9,384	83	3.54%
Federal funds sold	20,905	10	0.19%	5,034	22	1.75%
Investments (taxable)	216,277	2,081	3.85%	50,809	539	4.24%
Investments (tax exempt)(1)	91,927	1,358	5.91%	35,068	505	5.76%

Total earning assets	1,071,767	16,481	6.15%	597,098	9,646	6.46%

Allowance for loan losses	(13,290)			(5,380)
Non-earning assets	193,267			90,098

Total assets	$1,251,744			$681,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$200,965	$381	0.76%	$84,032	$328	1.56%
Savings	58,438	100	0.68%	31,126	84	1.08%
Time deposits	724,191	5,545	3.06%	314,585	2,495	3.17%

Total deposits	983,594	6,026	2.45%	429,743	2,907	2.71%

Fed funds purchased	1,126	2	0.71%	17,408	101	2.32%
FHLB and other borrowings	40,005	338	3.38%	28,974	277	3.82%

Total interest-bearing liabilities	1,024,725	6,366	2.48%	476,125	3,285	2.76%

Non-interest bearing deposits	61,269			54,060
Other liabilities	21,674			7,410

Total liabilities	1,107,668			537,595

Stockholders’ equity	144,076			144,221

Total liabilities and stockholders’ equity	$1,251,744			$681,816

Net interest earnings		$10,115			$6,361

Interest spread			3.67%			3.70%

Net interest margin			3.78%			4.26%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Nine months ended September 30, 2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:

FDIC covered loans, including fees	$162,476	$11,380	9.34%
Loans non covered, including fees	547,578	26,236	6.39%

Total loans	710,054	37,616	7.06%

Interest bearing bank balances	23,332	262	1.50%
Federal funds sold	20,914	36	0.23%
Investments (taxable)	250,738	7,580	4.03%
Investments (tax exempt) (1)	84,255	3,747	5.93%

Total earning assets	1,089,293	49,241	6.03%

Allowance for loan losses	(10,484)
Non-earning assets	194,320

Total assets	$1,273,129

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$193,998	$1,556	1.07%
Savings	54,733	374	0.91%
Time deposits	734,653	16,513	3.00%

Total deposits	983,384	18,443	2.50%

Fed funds purchased	1,085	6	0.74%
FHLB and other borrowings	43,415	1,071	3.29%

Total interest-bearing liabilities	1,027,884	19,520	2.53%

Non-interest bearing deposits	61,313
Other liabilities	27,823

Total liabilities	1,117,020

Stockholders’ equity	156,109

Total liabilities and stockholders’ equity	$1,273,129

Net interest earnings		$29,721

Interest spread			3.50%

Net interest margin			3.64%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Credit Losses

For the three months ended September 30, 2009, the Company’s provision for loan losses was $5.2 million compared with $1.1 million in the same period of 2008. For the nine months ended September 30, 2009, provisions were $11.3 million compared with $1.3 million in the same period of 2008.

Significant increases were made to the loan loss reserve during the third quarter of 2009 as economic conditions continued to show signs of deterioration, which necessitated further provisions for impairments of classified assets. The most notable impetus for the provision was evidenced in one borrowing relationship which was previously impaired and on the Bank’s watch list. Current information related to unwinding the credit necessitated further impairment which amounted to nearly 50% of the provision for the quarter. This loan was commercial/residential land development and was originated approximately 10 years ago with real estate as collateral. The amount outstanding was $7.2 million at both June 30, 2009 and September 30, 2009. The allowance allocated to this loan was $650 at June 30, 2009 and $3.0 million at September 30, 2009. There were no charge-offs during these quarters related to this loan. The loan was placed on non-accrual statues during June of 2009. The last appraisal was in April of 2009 for $9 million. Other evaluation procedures included discussions with professionals knowledgeable with similar developments and potential buyers and sellers. The remaining balance of the provision during the third quarter was attributable to downgraded credits and further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.

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

Noninterest Income

For the three months ended September 30, 2009, noninterest income was $2.1 million, compared with $754,000 in the same period of 2008. This increase of $1.4 million or 184.08% is primarily attributable to gains on securities transactions of $612,000 and gains on the sale of other real estate of $500,000 versus no gains in either category in the same period of 2008. Increased service charges on deposit accounts of $158,000 and an increase in other noninterest income of $118,000 over the same period in 2008 accounted for the remainder of the increase.

For the nine months ended September 30, 2009, noninterest income was $20.9 million. Excluding the first quarter gain on the SFSB transaction of $16.2 million, noninterest income would have been $4.7 million, compared with $1.1 million during the same period of 2008. Service charges on deposit accounts aggregated $1.9 million compared with $696,000 for the same period in 2008. This increase of $1.2 million or 167.67% was the result of no banking operations reported for the first five months of 2008 and an increase in the number of deposit accounts subject to fees and charges through September 30, 2009. Likewise, other noninterest income equaled $1.3 million for the nine months ended September 30, 2009, versus $357,000 for the same period in 2008. The Company has recorded net securities gains of $905,000 and gains on the sale of other real estate of $563,000 through the first nine months of 2009 versus none in the same period in 2008.

Noninterest Expenses

For the three month period ended September 30, 2009, noninterest expenses were $9.9 million compared with $4.7 million for the same period in 2008. Salaries and employee benefits were $4.8 million and represented 48.70% of all noninterest expenses for the quarter. Salaries and wages increased $2.5 million or 103.79% from the same quarter in 2008. The increases in salaries and wages are the direct result of increased staffing levels from the prior year period related to the acquisitions of TCB and SFSB coupled with corporate staff hires for positions required in a now significantly larger financial institution.

Other overhead costs included other operating expenses of $1.8 million, amortization of intangibles of $565,000, occupancy expenses of $752,000, equipment expense of $436,000, data processing fees of $743,000, legal fees of $217,000, and other professional fees of $185,000. FDIC assessments for the quarter equaled $436,000.

For the nine month period ended September 30, 2009, noninterest expenses were $53.8 million, which includes the aforementioned $24.0 million goodwill impairment charge. Salaries and employee benefits were $14.3 million and represented 47.95% of overhead exclusive of the goodwill impairment charge. Throughout the first nine months of 2009, the Company hired additional personnel in key functional areas. Other overhead costs included other operating expenses of $5.1 million, amortization of intangibles of $1.7 million, occupancy expenses of $1.9 million, equipment expense of $1.2 million, data processing fees of $2.2 million, professional fees of $1.3 million, and legal fees of $772,000.

Income Taxes

An income tax benefit of $1.5 million was recorded for the three months ended September 30, 2009, and there was an income tax expense of $2.0 million for the nine months ended September 30, 2009. Income tax expenses were $234,000 and $392,000 for the same respective periods in 2008. This substantial difference is directly attributable to the goodwill impairment charge recorded during the second quarter of 2009, as this impairment charge did not reduce taxable income. The Company had a deferred tax liability at September 30, 2009.

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

The Company maintains a list of loans that have potential weaknesses that may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the Company’s allowance for loan losses. At September 30, 2009, nonperforming assets, excluding FDIC covered assets, totaled $23.2 million compared with $25.9 million and $5.2 million at June 30, 2009, and December 31, 2008, respectively. The $20.7 million increase in nonperforming loans during the first two quarters of 2009, was primarily attributable to eight credit relationships aggregating approximately $18.6 million being placed in nonaccrual status. These credit relationships accounted for nearly 90% of the increase during the first two quarter of 2009 and ranged in size from $7.2 million to $0.8 million. These borrowers are commercial/ residential land developers and their loans are secured by real estate. As of September 30, 2009, credit exposure for these eight borrowers was $17.2 million, with approximately $5.0 million allowance allocated. The remaining $2.1 million increase in nonperforming assets during the first two quarters of 2009, were all smaller credit relationships. These creditors were primarily commercial/residential land developers with loans secured by real estate. During the third quarter of 2009, nonperforming assets declined $2.7 million. Loan charge-offs represented $1.4 million of this decline, and the remaining portion was attributable to the disposition of other real estate owned (OREO) during the quarter. Excluding FDIC covered loans, net charge-offs were $1.2 million and $2.0 million for the three and nine months ended September 30, 2009, respectively.

At September 30, 2009, nonapccrual loans, excluding FDIC covered assets, were $20.6 million or 3.61% of total loans. OREO equaled $1.2 million, excluding OREO in the Maryland operations.

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

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)	September 30, 2009	December 31, 2008
Nonaccrual loans	$20,572	$4,534
Loans past due over 90 days	1,462	397
Other real estate owned	1,175	223

Total nonperforming assets	$23,209	$5,154

Balances
Allowance for loan losses	$16,211	$6,939
Average loans during quarter, net of unearned income	$559,547	$511,042
Loans, net of unearned income	$569,452	$523,298

Ratios
Allowance for loan losses to loans	2.85%	1.33%
Allowance for loan losses to nonperforming assets	69.85%	134.63%
Nonperforming assets to loans & other real estate	4.07%	0.98%
Net charge-offs for quarter to average loans, annualized	0.86%	0.32%

A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2009 and December 31, 2008 is below:

(Dollars in Thousands)	September 30, 2009			December 31, 2008
	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans
Open End 1-4 Family Loans	$—	$20,075	0.00%	$276	$30,323	0.91%
1-4 Family First Liens	2,020	108,380	1.86%	318	99,284	0.32%

Total residential 1-4 family	2,020	128,455	1.57%	594	129,607	0.46%

Owner occupied nonfarm nonresidential	—	43,423	0.00%	200	63,218	0.32%
Non owner occupied nonfarm nonresidential	4,413	111,768	3.95%	582	93,872	0.62%

Total commercial	4,413	155,191	2.84%	782	157,090	0.50%

1-4 Family Construction	855	50,842	1.68%	1,194	36,277	3.29%
Other construction and land dev.	12,687	131,902	9.62%	461	103,238	0.45%

Total construction	13,542	182,744	7.41%	1,655	139,515	1.19%

Second mortgages	199	14,051	1.42%	497	15,599	3.19%
Multifamily	—	10,757	0.00%	—	9,370	0.00%
Agriculture	—	3,907	0.00%	433	5,143	8.42%

Total real estate loans	20,174	495,105	4.07%	3,961	456,324	0.87%

Agriculture loans	—	1,407	0.00%	—	988	0.00%
Commercial and industrial loans	194	45,348	0.43%	224	44,332	0.51%

Total commercial loans	194	46,755	0.41%	224	45,320	0.49%

Total revolving credit and other consumer	204	15,977	1.28%	25	14,457	0.17%
All other loans	—	11,700	0.00%	324	7,005	4.63%

Gross loans	$20,572	$569,537	3.61%	$4,534	$523,106	0.87%

Total Delinquencies

The following table presents a summary of non covered loans, greater than 30 days and less than 90 days past due at the dates indicated (dollars in thousands):

	September 30, 2009	December 31, 2008
30-89 Days Past Due	$6,257	$15,191

% of Non Covered Loans	1.10%	2.90%

Covered Loans

Covered loans are not classified as nonperforming assets at September 30, 2009 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at September 30, 2009.

Impairments

See Note 11 to the unaudited consolidated financial statements for information related to the allowance for loan losses. At September 30, 2009, total impaired loans equaled $54.5 million, excluding FDIC covered assets.

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

As previously reported:

(dollars in thousands)
September 30, 2009
Impaired with a valuation allowance	$26,776
Impaired without a valuation allowance	96,684

Total impaired loans	$123,460

Under the Company’s new loan grading system:

(dollars in thousands)
September 30, 2009
Impaired with a valuation allowance	$26,776
Impaired without a valuation allowance	27,728

Total impaired loans	$54,504

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

At September 30, 2009, the Company’s ratio of total capital to risk-weighted assets was 18.49%. The ratio of Tier 1 capital to risk-weighted assets was 17.28%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 9.31%. All three ratios exceed capital adequacy guidelines outlined by its regulator, and the Company is considered “well-capitalized”. At December 31, 2008, the Company’s ratio of total capital to risk-weighted assets was 20.00%. The ratio of Tier 1 Capital to risk-weighted assets was 18.92%, and the leverage ratio (Tier 1 capital to average adjusted total assets) was 12.54%. The Company has trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option, and was issued at a rate of three month LIBOR plus 3.00%, and was priced at 3.60% in the third quarter of 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 1)**

31.4	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 1)**

32.1	Section 1350 Certifications**

99.1	Risk Factors*

*	Previously filed.
** Filed	herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer

Date: January 13, 2011