Form 10-K/A
period 2009-12-31
Community Bankers Trust Corp
filed 2011-01-14
CIK 1323648

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2009 (filed on April 23, 2010 with the Securities and Exchange Commission), as amended by its Annual Report on Form 10-K/A (Amendment No. 1) (filed on April 30, 2010 with the Securities and Exchange Commission) and its Annual Report on Form 10-K/A (Amendment No. 2) (filed on May 28, 2010 with the Securities and Exchange Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 3).

The only items that the Registrant is amending in this Form 10-K/A are a percentage of ownership calculation in Item 12, required language for related party transactions in Item 13 and the exhibit list in Item 15 to include the exhibits to this filing. The disclosures that the Registrant has presented in this Form 10-K/A are as of the dates indicated, and the Registrant has not undertaken to update such disclosures for any subsequent events or developments.

TABLE OF CONTENTS

		Page

Part III
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3
Item 13.	Certain Relationships and Related Transactions, and Director Independence	5

Part IV

Item 15.	Exhibits, Financial Statement Schedules	7

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Officers

The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of May 1, 2010, for each director, each of the individuals named in the Summary Compensation Table in Item 11 above (who are referred to as the named executive officers) and the Company’s current directors and executive officers as a group.

Name	Shares of Common Stock (1)	Option Shares (2)	Total Shares of Common Stock Beneficially Owned	Percent of Class
NAMED EXECUTIVE OFFICERS
George M. Longest, Jr. (3)	27,498	12,195	39,693	*
Bruce E. Thomas	4,553	4,760	9,313	*
Gary A. Simanson (3)	1,100,000	—	1,100,000	5.1
M. Andrew McLean (4)	16,977	4,402	21,379	*
Patrick J. Tewell (4)	4,954	7,100	12,054	*

DIRECTORS
Richard F. Bozard	4,710	5,680	10,390	*
L. McCauley Chenault	13,907	2,692	16,599	*
Alexander F. Dillard, Jr.	133,963	2,979	136,942	*
P. Emerson Hughes, Jr.	24,582	860	25,442	*
Philip T. Minor	81,498	3,437	84,935	*
Troy A. Peery, Jr.	14,940	16,330	31,270	*
Eugene S. Putnam, Jr.	35,900	—	35,900	*
John C. Watkins	6,970	15,194	22,164	*
Robin Traywick Williams	8,702	10,082	18,784	*
All current directors and executive officers as a group (16 persons)	1,484,950	79,936	1,564,886	7.3

*	Less than one percent of class, based on the total number of shares of common stock outstanding on May 1, 2010.
(1)	Amounts include shares of common stock that the individual owns directly or indirectly through affiliated corporations, close relatives, and dependent children or as custodians or trustees.
(2)	Amounts reflect shares of common stock that could be acquired through the exercise of stock options within 60 days after May 1, 2010.
(3)	Messrs. Longest and Simanson are also directors, and Mr. Simanson was an executive officer until April 2010. The shares of common stock for Mr. Simanson include 739,684 shares of common stock that are issuable upon exercise of warrants that are subject to restrictions on disposition, including exercise, through June 8, 2010, pursuant to option agreements between Community Bankers Acquisition LLC and certain third party option holders. Mr. Simanson is the sole manager of, and has sole dispositive power with respect to, Community Bankers Acquisition LLC.
(4)	Messrs. McLean and Tewell were executive officers until April 2010.

Principal Stockholders

The following table contains information regarding the persons or groups that the Company knows to beneficially own more than five percent of the Company’s common stock as of May 1, 2010. Information with respect to Gary A. Simanson and his ownership is set forth above in the “Directors and Officers” section.

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

Some of the Company’s directors and executive officers are at present, as in the past, its banking customers. As such, the Company, through its banking subsidiary, has had, and expects to have in the future, banking transactions with directors, officers, principal stockholders and their associates. All loans and commitments to lend to such parties have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding balance of loans to such parties at December 31, 2009 was $7.2 million.

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

George B. Elliott, who served as a director during all of 2009, was also determined to be independent during 2009.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

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