Form 10-Q/A
period 2009-03-31
Community Bankers Trust Corp
filed 2011-03-03
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2009 (filed on May 11, 2009 with the Securities and Exchange Commission (the “Commission”)), as amended by its Quarterly Report on Form 10-Q/A (Amendment No. 1) (filed on January 14, 2011 with the Commission), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 2).

The Form 10-Q/A (Amendment No. 2) includes revisions to the financial statements, the notes thereto and financial information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. As the Company disclosed in its Quarterly Report on Form 10-Q for the period ended March 31, 2010, these revisions are based on a restatement of certain information for the period ended March 31, 2009 to reflect the appropriate accounting treatment for the assets that the Registrant acquired in its acquisition of substantially all assets, and assumption of all deposit and certain other liabilities, relating to seven former branch offices of Suburban Federal Savings Bank in Maryland, based on additional information obtained during the fourth quarter of 2009. This information, which was included in the Form 10-Q for the period ended March 31, 2010, was inadvertently not updated in the Form 10-Q/A (Amendment No. 1) for the 2009 period.

As previously disclosed, and as compared to the original Form 10-Q filing, the Form 10-Q/A reflects the addition of financial statements and related information with respect to each of the Registrant’s predecessors (TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc.), as the Registrant was a special purpose acquisition company with nominal results prior to the acquisition of each of these entities on May 31, 2008. In addition, the Registrant’s financial statements reflect a modified presentation of certain line items relating to the portion of the loan portfolio that is covered under shared-loss agreements with the Federal Deposit Insurance Corporation and the Registrant’s non-covered loan portfolio.

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

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q/A

March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(Unaudited) (Restated)	(Audited) (Restated)
	(dollars in thousands)
ASSETS
Cash and due from banks	$20,863	$10,864
Interest bearing bank deposits	29,571	107,376
Federal funds sold	34,467	10,193

Total cash and cash equivalents	84,901	128,433

Securities available for sale, at fair value	190,513	193,992
Securities held to maturity, at cost (fair value of $145,331 and $94,966, respectively)	143,464	94,865
Equity securities, restricted, at cost	5,016	3,612

Total securities	338,993	292,469

Loans held for sale	386	200
Loans covered by FDIC shared-loss agreement (Note 9)	189,270	—
Loans non covered	542,191	523,298

Total loans	731,461	523,298
Allowance for loan losses	(11,543)	(6,939)

Net loans	719,918	516,359

FDIC indemnification asset (Note 9)	84,980	—
Bank premises and equipment	31,854	24,111
Other real estate owned, covered by FDIC shared-loss agreement	12,267	—
Other real estate owned, non covered	412	223
Bank owned life insurance	6,349	6,300
Core deposit intangibles, net	18,865	17,163
Goodwill (Note 5)	37,184	37,184
Other assets	9,054	7,798

Total assets	$1,345,163	$1,030,240

LIABILITIES

Deposits:
Noninterest bearing	$60,706	$59,699
Interest bearing	1,044,651	746,649

Total deposits	1,105,357	806,348
Federal Home Loan Bank advances	37,900	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	23,069	17,465

Total liabilities	$1,170,450	$865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(988)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	145,289	146,076
Retained earnings	10,818	1,691
Accumulated other comprehensive income (loss)	662	(1,265)

Total stockholders’ equity	$174,713	$164,403

Total liabilities and stockholders’ equity	$1,345,163	$1,030,240

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		BOE Predecessor For the three months ended	TFC Predecessor For the three months ended
	March 31, 2009	March 31, 2008	March 31, 2008	March 31, 2008
	(Restated)		(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on non covered loans	$8,457	$—	$4,071	$4,138
Interest and fees on FDIC covered loans	2,950	—	—	—
Interest on federal funds sold	14	—	13	25
Interest on deposits in other banks	121	—	—	—
Interest and dividends on securities
Taxable	2,892	405	283	133
Nontaxable	757	—	332	—

Total interest income	15,191	405	4,699	4,296
Interest expense
Interest on deposits	6,118	—	2,000	1,963
Interest on federal funds purchased	—	—	17	—
Interest on other borrowed funds	347	—	287	—

Total interest expense	6,465	—	2,304	1,963

Net interest income	8,726	405	2,395	2,333
Provision for loan losses	5,500	—	—	862

Net interest income after provision for loan losses	3,226	405	2,395	1,471

Noninterest income
Service charges on deposit accounts	571	—	275	250
Gain on SFSB transaction	20,255	—	—	—
(Loss) gain on securities transactions, net	(48)	—	6	—
Loss on sale of other real estate	(46)	—	—	—
Other	427	—	246	13

Total noninterest income	21,159	—	527	263

Noninterest expense
Salaries and employee benefits	4,426	—	1,284	1,401
Occupancy expenses	580	—	130	191
Equipment expenses	343	—	156	169
Legal fees	250	—	136	83
Professional fees	700	—	92	113
Data processing fees	742	—	144	150
Amortization of intangibles	456	—	—	—
Other operating expenses	1,891	220	515	350

Total noninterest expense	9,388	220	2,457	2,457

Income (loss) before income taxes	14,997	185	465	(723)
Income tax expense (benefit)	4,867	74	91	(244)

Net income (loss)	$10,130	$111	$374	$(479)
Dividends accrued on preferred stock	218	—	—	—
Accretion of discount on preferred stock	43	—	—	—

Net income (loss) available to common stockholders	$9,869	$111	$374	$(479)

Net income (loss) per share — basic	$0.46	$0.01	$0.31	$(0.10)

Net income (loss) per share — diluted	$0.46	$0.01	$0.31	$(0.10)

Weighted average number of shares outstanding
basic	21,468	9,375	1,213	4,587
diluted	21,478	11,823	1,217	4,587

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the three months ended		BOE Predecessor For the three months ended	TFC Predecessor For the three months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Restated)		(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$10,130	$111	$374	$(479)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	827	1	180	142
Provision for loan losses	5,500	—	—	862
Amortization of premiums and accretion of discounts, net	377	—	22	—
Change in loans held for sale	(186)	—	(288)	—
Net gain on SFSB transaction	(20,255)	—	—	—
Stock-based compensation expense	—	—	—	22
Net (gain)/loss on sale of securities	48	—	(6)	—
Net loss on sale of OREO	46	—	—	—
Net (gain) on sale of loans	—	—	(98)	—
Loss on write down of LLC membership	—	—	88	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	197	(811)	257	(235)
Increase/(decrease) in accrued expenses and other liabilities	3,049	155	350	(358)

Net cash (used in) provided by operating activities	(267)	(544)	879	(46)

Investing activities:
Proceeds from securities	29,903	495	1,638	11,800
Purchase of securities	(65,757)	—	(1,471)	(7,200)
Cash received from SFSB transaction	54,717	—	—	—
Net increase in loans, excluding covered loans	(19,978)	—	(13,162)	(18,473)
Net increase in loans, covered by FDIC shared-loss agreement	8,983	—	—	—
Purchase of premises and equipment, net	(8,077)	(50)	(287)	(176)

Net cash (used in) provided by investing activities	(209)	445	(13,282)	(14,049)

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	(3,747)	—	8,400	14,184
Net (decrease) in federal funds purchased	—	—	(3,152)	—
Issuance of common stock	—	—	44	—
Cash paid to shareholders for converted shares	—	—	—	—
Cash paid to reduce FHLB borrowings	(37,525)	—	—	—
Increase in FHLB advances	—	—	7,500	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(787)	—	—	—
Cash dividends paid	(997)	—	(267)	—

Net cash (used in) provided by financing activities	(43,056)	—	12,525	14,184

Net increase (decrease) in cash and cash equivalents	(43,532)	(99)	122	89

Cash and cash equivalents:
Beginning of the period	$128,433	$162	$4,100	$4,311

End of the period	$84,901	$63	$4,222	$4,400

Supplemental disclosures of cash flow information:
Interest paid	$4,292	$—	$2,321	$1,895
Income taxes paid	160	—	93	—
Transfers of OREO property	189	—
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$198,253	$—
Other real estate owned	9,416	—
Securities	4,954	—
FDIC indemnification	84,584	—
Fixed assets, net	37	—
Other assets	10,332	—
Deposits	302,756	—
Borrowings	37,525	—
Other liabilities	1,757	—

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

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $362 million in loans and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired.

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

SFSB
Negative bid on SFSB transaction	$45,000

Adjustments to assets acquired and liabilities assumed:
Fair value adjustments:
Loans	(102,011)
Foreclosed real estate	(10,428)
FDIC Indemnification	84,584
Deposits	(1,455)
Core deposit intangible	2,158
Other adjustments	(2,407)

Net assets acquired, pre-tax	20,255

Deferred tax liability	(6,886)

Net assets acquired, net of tax	$13,369

Fair value of assets acquired
Cash and cash equivalents	$54,717
Investment securities	4,954
Loans receivable	198,253
Foreclosed real estate	9,416
FDIC Indemnification Asset	84,584
Other assets	10,369

Fair value of assets acquired	$362,293

Fair value of liabilities assumed
Deposits	$302,756
FHLB advances	37,525
Deferred taxes	6,886
Other liabilities	1,757

Fair value of liabilities assumed	$348,924

Net assets acquired at fair value	$13,369

As a result of the acquisition of the operations of SFSB, the Company recorded a one-time gain of $20.3 million in the first quarter of 2009.

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

Loans, excluding covered loans (noncovered)

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

Loans covered by FDIC shared-loss agreement (covered)

Fair values for loans were based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. Loans were pooled together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rate used for loans are based on the rates used at acquisition (which were based on market rates for new originations of comparable loans) and have been adjusted since acquisition based on how changes in expected cash flows have changed future accretable yield. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Other real estate owned (non covered)

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

Other real estate owned, covered by FDIC shared-loss agreement

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

FDIC indemnification asset

These loss sharing assets are measured separately from the related covered assets as they not contractually embedded in the assets and are not transferable with the assets should the Company choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss haring reimbursement from the FDIC.

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

There were 6,995,937 shares in the Company available through options and warrants that were considered anti-dilutive at March 31, 2009.

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

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their insurance coverage. Bank of Essex also acquired approximately $362 million in loans and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired.

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

As a result of the acquisition of the operations of SFSB, the Company recorded a one-time gain of $20.3 million in the first quarter of 2009. See Note 4 to the Consolidated Financial Statements “Mergers and Acquisitions.”

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

Financial Condition

At March 31, 2009, the Company had total assets of $1.345 billion, an increase of $314.9 million or 30.57% from December 31, 2008. Non covered loans aggregated $542.2 million at March 31, 2009 increasing $18.9 million, or 3.61% from December 31, 2008. The Company’s securities portfolio increased $46.5 million, or 15.91% during the first quarter of 2009 to equal $339.0 million. The Company had Federal funds sold of $34.5 million at March 31, 2009 versus $10.2 million at year-end 2008.

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

Stockholders’ equity at March 31, 2009 was $174.7 million and represented 12.99% of total assets. Stockholders’ equity was $164.4 million, or 15.96% of total assets at December 31, 2008.

Results of Operations

Net Income

Net income before dividends and accretion on preferred stock was $10.1 million for the three months ended March 31, 2009, compared with $111,000 for the same period in 2008. This net income for the current quarter does not include reductions for preferred stock dividends accrued and the accretion of the discount on preferred stock warrants; however, this is reflected as net income available to common stockholders and is included in earnings per share. For the three months ended March 31, 2009, net income available to common stockholders for was $9.9 million, which represented $0.46 per share on a fully diluted basis, versus $0.01 per share on a fully diluted basis for the same period in 2008. Earnings were driven by a gain for the SFSB transaction, which equaled $20.3 million, excluding taxes, and were related to the negative bid arrangement incorporated in the purchase and assumption agreement with the FDIC.

Non-accruing non covered loans were $9.9 million at March 31, 2009, or 1.82% of total loans. Non covered loans past due 90 days or more and accruing interest were $1.2 million at March 31, 2009. Net charge-offs on loans were $896,000 for the three months ended March 31, 2009.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $47.8 million, compared with a $144.7 million excess at December 31, 2008.

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

Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS
FDIC covered loans, including fees	$131,978	$2,950	8.94%
Loans non covered, including fees	534,566	8,457	6.33%
Interest bearing bank balances	41,676	121	1.16%
Federal funds sold	16,647	14	0.34%
Securities (taxable)	262,720	2,892	4.40%
Securities (tax exempt)(1)	76,978	1,147	5.96%

Total earning assets	1,064,565	15,581	5.85%
Allowance for loan losses	(9,110)
Non-earning assets	186,179

Total assets	$1,241,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand —
Interest bearing	$176,755	$689	1.56%
Savings	48,174	160	1.33%
Time deposits	718,708	5,269	2.93%

Total deposits	943,637	6,118	2.59%
Other borrowed
Federal Funds Purchased	268	—	—
FHLB and Other	45,548	347	3.05%

Total interest-bearing liabilities	989,453	6,465	2.61%
Non-interest bearing deposits	60,101
Other liabilities	24,914

Total liabilities	1,074,468
Stockholders’ equity	167,166

Total liabilities and stockholders’ equity	$1,241,634

Net interest income		$9,116

Net interest spread			3.25%

Net interest margin			3.43%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

Noninterest Income

For the three months ended March 31, 2009, noninterest income was $21.2 million including the gain on the SFSB transaction of $20.3 million, compared with no noninterest income in the same period of 2008. Service charges on deposit accounts aggregated $571,000 and other noninterest income was $333,000.

As mentioned above, the Company recorded a one-time gain related to the negative bid for certain assets acquired and liabilities assumed from the SFSB transaction. The pre-tax gain of $20.3 million for the quarter was the primary contributor towards earnings for the quarter.

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

Income Taxes

Income tax expense was $4.9 million for the three months ended March 31, 2009, compared with $74,000 for the same period in 2008. The substantial increase in the income tax expense was the direct result of the gain associated with the SFSB transaction.

The Company had a deferred tax liability at March 31, 2009. Prior period net operating losses are a significant portion of the deferred tax asset. Management has assessed the Company’s ability to recognize these losses and has concluded that it is more likely than not that the Company will be able to fully utilize them within the statutory allowed timeframe, therefore a valuation allowance was not deemed necessary. This assessment considered factors such as earnings history, budgeted earnings for 2009 and beyond and the cost savings under the consolidation of the subsidiary banks.

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

As of January 1, 2009, there were no covered loans. Covered assets that would normally be considered non-performing except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared-loss agreements at March 31, 2009 are as follows:

(dollars in thousands)	March 31, 2009
Nonaccrual covered loans(1)	$47,658
Fair value adjustment	(25,251)

Nonaccrual covered loans at fair value	22,407
Other real estate owned (OREO) — covered	12,267

Total nonperforming covered assets	$34,674

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $289.6 million at March 31, 2009. In accordance with ASC 310, covered loans are recorded at fair market value of $189.3 million at March 31, 2009.

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

Date: March 3, 2011