Form 10-Q/A
period 2009-06-30
Community Bankers Trust Corp
filed 2011-03-03
CIK 1323648

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended June 30, 2009 (filed on August 10, 2009 with the Securities and Exchange Commission (the “Commission”)), as amended by its Quarterly Report on Form 10-Q/A (Amendment No. 1) (filed on January 14, 2011 with the Commission), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 2).

The Form 10-Q/A (Amendment No. 2) includes revisions to the financial statements, the notes thereto and financial information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. As the Company disclosed in its Quarterly Report on Form 10-Q for the period ended June 30, 2010, these revisions are based on a restatement of certain information for the period ended June 30, 2009 to reflect the appropriate accounting treatment for the assets that the Registrant acquired in its acquisition of substantially all assets, and assumption of all deposit and certain other liabilities, relating to seven former branch offices of Suburban Federal Savings Bank in Maryland, based on additional information obtained during the fourth quarter of 2009. This information, which was included in the Form 10-Q for the period ended June 30, 2010, was inadvertently not updated in the Form 10-Q/A (Amendment No. 1) for the 2009 period.

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

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q/A

June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT JUNE 30, 2009 AND DECEMBER 31, 2008

(dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS
Cash and due from banks	$20,110	$10,864
Interest bearing bank deposits	14,158	107,376
Federal funds sold	25,830	10,193

Total cash and cash equivalents	60,098	128,433

Securities available for sale, at fair value	178,923	193,992
Securities held to maturity, at cost (fair value of $131,752 and $94,966, respectively)	130,113	94,865
Equity securities, restricted, at cost	6,838	3,612

Total securities	315,874	292,469

Loans held for sale	668	200

Loans covered by FDIC shared-loss agreement (Note 9)	178,312	—
Loans non covered	551,799	523,298

Total loans	730,111	523,298
Allowance for loan losses	(12,185)	(6,939)

Net loans	717,926	516,359

FDIC indemnification asset (Note 10)	83,591	—
Bank premises and equipment	37,484	24,111
Other real estate owned, covered by FDIC shared-loss agreement	12,521	—
Other real estate owned, non covered	864	223
Bank owned life insurance	6,415	6,300
FDIC receivable for expenses incurred	1,173	—
Core deposit intangibles, net	18,211	17,163
Goodwill (Note 5)	13,152	37,184
Other assets	8,297	7,798

Total assets	$1,276,274	$1,030,240

LIABILITIES
Deposits:
Noninterest bearing	$59,949	$59,699
Interest bearing	1,007,498	746,649

Total deposits	1,067,447	806,348
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	18,852	17,465

Total liabilities	$1,127,423	$865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(943)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (50,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	144,506	146,076
Retained earnings	(13,714)	1,691
Accumulated other comprehensive income (loss)	70	(1,265)

Total stockholders’ equity	$148,851	$164,403

Total liabilities and stockholders’ equity	$1,276,274	$1,030,240

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		For the six months ended		BOE Predecessor For the five months ended	TFC Predecessor For the five months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	May 31, 2008	May 31, 2008
	(Restated)		(Restated)		(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on non covered loans	$8,959	$2,704	$17,416	$2,704	$6,737	$6,849
Interest and fees on FDIC covered loans	4,278	—	7,228	—	—	—
Interest on federal funds sold	12	46	26	46	18	26
Interest on deposits in other banks	81	—	202	—	—	—
Interest and dividends on securities
Taxable	2,607	282	5,499	687	465	236
Nontaxable	820	110	1,577	110	555	—

Total interest income	16,757	3,142	31,948	3,547	7,775	7,111
Interest expense
Interest on deposits	6,299	1,027	12,417	1,027	3,266	3,295
Interest on federal funds purchased	4	13	4	13	21	23
Interest on other borrowed funds	386	80	733	80	458	—

Total interest expense	6,689	1,120	13,154	1,120	3,745	3,318

Net interest income	10,068	2,022	18,794	2,427	4,030	3,793
Provision for loan losses	540	234	6,040	234	200	1,348

Net interest income after provision for loan losses	9,528	1,788	12,754	2,193	3,830	2,445

Noninterest income
Service charges on deposit accounts	618	180	1,189	180	464	342
Gain on SFSB transaction	—	—	20,255	—	—	—
Gain on securities transactions, net	341	—	293	—	6	—
Gain (loss) on sale of other real estate	109	—	63	—	(92)	—
Other	554	119	981	119	476	87

Total noninterest income	1,622	299	22,781	299	854	429

Noninterest expense
Salaries and employee benefits	5,028	574	9,454	574	2,493	3,708
Occupancy expenses	554	112	1,134	112	216	318
Equipment expenses	419	108	762	108	286	295
Legal fees	305	99	555	99	306	106
Professional fees	456	100	1,156	100	325	1,029
FDIC assessment	744	16	874	16	11	95
Data processing fees	732	104	1,474	104	394	1,917
Amortization of intangibles	654	149	1,110	149	—	—
Impairment of goodwill	24,032	—	24,032	—	52	—
Other operating expenses	1,592	453	3,353	673	799	761

Total noninterest expense	34,516	1,715	43,904	1,935	4,882	8,229

Income (loss) before income taxes	(23,366)	372	(8,369)	557	(198)	(5,355)
Income tax expense (benefit)	(14)	84	4,853	158	10	1,454

Net income (loss)	$(23,352)	$288	$(13,222)	$399	$(188)	$(3,901)
Dividends accrued on preferred stock	220	—	438	—	—	—
Accretion of discount on preferred stock	45	—	88	—	—	—

Net income (loss) available to common stockholders	$(23,617)	$288	$(13,748)	$399	$(188)	$(3,901)

Net income (loss) per share — basic	$(1.10)	$0.02	$(0.64)	$0.04	$(0.15)	$(0.85)

Net income (loss) per share — diluted	$(1.10)	$0.02	$(0.64)	$0.03	$(0.15)	$(0.85)

Weighted average number of shares outstanding basic	21,468	13,407	21,468	11,391	1,214	4,587
diluted	21,468	15,283	21,468	13,553	1,214	4,587

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six months ended		BOE Predecessor For the five months ended May 31, 2008	TFC Predecessor For the five months ended May 31, 2008
	June 30, 2009	June 30, 2008
	(Restated)		(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$(13,222)	$399	$(188)	$(3,901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	2,043	271	335	240
Provision for loan losses	6,040	234	200	1,348
Amortization of premiums and accretion of discounts, net	926	8	36	(13)
Change in loans held for sale	(468)	535	(119)	—
Net gain on SFSB transaction	(20,255)	—	—	—
Impairment of goodwill	24,032	—	52	—
Stock-based compensation expense	—	—	—	178
Net (gain) on sale of securities	(293)	—	(6)	—
Net (gain)/loss on sale of OREO	(63)	—	92	—
Net (gain) loss on sale of loans	20	(12)	(90)	—
Loss on write down of LLC membership	—	—	88	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	1,862	(4,022)	(409)	(1,285)
Increase/(decrease) in accrued expenses and other liabilities	(1,724)	2,065	897	2,874

Net cash (used in) provided by operating activities	(1,102)	(522)	888	(559)

Investing activities:
Proceeds from securities	98,367	56,342	2,364	12,605
Purchase of securities	(112,325)		(3,350)	(7,205)
Cash received from SFSB transaction	54,717	10,016	—	—
Net increase (decrease) in loans, excluding covered loans	(29,936)	(11,230)	(11,870)	(37,358)
Net decrease in loans covered by FDIC shared-loss agreements	19,941	—	—	—
Purchase of premises and equipment, net	(14,269)	(114)	(523)	(164)

Net cash (used in) provided by investing activities	16,495	55,014	(13,379)	(32,122)

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	(41,657)	4,919	11,789	28,536
Net (decrease) in federal funds purchased	—	(1,287)	1,965	5,218
Issuance of common stock	—	—	56	—
Cash paid to shareholders for converted shares	—	(10,843)	—	—
Increase (decrease) in FHLB borrowings	(38,425)	—	900	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(1,570)	—	—	—
Cash dividends paid	(2,076)	—	(535)	(1,152)

Net cash (used in) provided by financing activities	(83,728)	(7,211)	14,175	32,602

Net increase (decrease) in cash and cash equivalents	(68,335)	47,281	1,684	(79)

Cash and cash equivalents:
Beginning of the period	$128,433	$162	$4,100	$4,311

End of the period	$60,098	$47,443	$5,784	$4,232

Supplemental disclosures of cash flow information:
Interest paid	$13,640	$1,156	$3,902	$3,195
Income taxes paid	250	—	127	—
Transfers of OREO property	640	224
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$198,253	$471,864
Other real estate owned	9,416	—
Securities	4,954	68,306
FDIC indemnification	84,584	—
Fixed assets, net	37	—
Other assets	10,332	89,857
Deposits	302,756	491,462
Borrowings	37,525	32,359
Other liabilities	1,757	8,861

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

(dollars and shares in thousands, except per share data)	(Loss)/ Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

For the Three Months ended June 30, 2009
Basic EPS	$(23,617)	21,468	$(1.10)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(23,617)	21,468	$(1.10)

For the Three Months ended June 30, 2008
Basic EPS	$288	13,407	$0.02
Effect of dilutive stock awards and options	—	1,876	—

Diluted EPS	$288	15,283	$0.02

For the Six Months ended June 30, 2009
Basic EPS	$(13,748)	21,468	$(0.64)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(13,748)	21,468	$(0.64)

For the Six Months ended June 30, 2008
Basic EPS	$399	11,391	$0.04
Effect of dilutive stock awards and options	—	2,162	(0.01)

Diluted EPS	$399	13,553	$0.03

There were 5,967,282 shares in the Company available through options and warrants that were considered anti-dilutive at June 30, 2009.

BOE Predecessor	(Loss) Income	Weighted Average Shares	Per Share
(Dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount

For the five months ended May 31, 2008
Basic EPS	$(188)	1,214	$(0.15)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(188)	1,214	$(0.15)

TFC Predecessor	(Loss) Income	Weighted Average Shares	Per Share
(Dollars and shares in thousands, except per share data)	(Numerator)	(Denominator)	Amount

For the five months ended May 31, 2008
Basic EPS	$(3,901)	4,587	$(0.85)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(3,901)	4,587	$(0.85)

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

Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $654,000 and $1.1 million for the three and six months ended June 30, 2009, respectively. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers. As a result of the TCB and SFSB transactions, core deposit intangibles were recorded of $3.2 million and $2.2 million, respectively. Also related to the SFSB transaction during the first quarter of 2009 was a gain of $20.3 million ($13.4 million, net of taxes), which was recorded as a one-time gain on the income statement.

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

Stockholders’ equity at June 30, 2009 was $148.9 million and represented 11.66% of total assets. Stockholders’ equity was $164.4 million, or 15.97% of total assets at December 31, 2008.

Results of Operations

Net Income

For the three months ended June 30, 2009, net losses before dividends and accretion on preferred stock were $23.4 million, compared with net income of $288,000 for the same period in 2008. Net losses available to common stockholders was $23.6 million, which represented $1.10 per share on a fully diluted basis, versus net income available to common stockholders of $288,000, or $0.02 per share on a fully diluted basis for the same period in 2008. Second quarter losses were driven by the goodwill impairment charge of $24.0 million, which is not tax deductible, and was related to the goodwill impairment assessment performed as of the anniversary date of the mergers with each of TFC and BOE.

For the six months ended June 30, 2009, net losses before dividends and accretion on preferred stock was $13.2 million, compared with net income $399,000 for the same period in 2008. Net losses available to common stockholders was $13.7 million, which represented $0.64 per share on a fully diluted basis, versus net income available to common stockholders of $399,000, or $0.03 per share on a fully diluted basis for the same period in 2008. Losses for the six months ended June 30, 2009, were driven by the goodwill impairment charge, and partially offset by a one-time gain of $20.3 million, excluding taxes, related to the SFSB transaction in the first quarter.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $37.4 million, compared with a $144.7 million excess at December 31, 2008.

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

Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
	(Dollars in thousands)
ASSETS:

FDIC covered loans, including fees	$183,400	4,278	9.33%	$157,689	$7,228	9.17%
Loans non covered, including fees	548,577	$8,959	6.53%	541,717	17,416	6.43%
Interest bearing bank balances	19,741	81	1.64%	29,681	202	1.36%
Federal funds sold	24,142	12	0.20%	20,028	26	0.26%
Investments (taxable)	262,006	2,607	3.98%	269,118	5,499	4.09%
Investments (tax exempt)(1)	83,505	1,242	5.95%	80,450	2,389	5.94%

Total earning assets	1,121,371	17,179	6.13%	1,098,683	32,760	5.96%

Allowance for loan losses	(11,009)			(9,233)
Non-earning assets	207,266			194,874

Total assets	$1,317,628			$1,284,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$203,965	$485	0.95%	$190,673	$1,175	1.23%
Savings	57,364	114	0.79%	52,881	274	1.04%
Time deposits	763,276	5,700	2.99%	740,017	10,968	2.96%

Total deposits	1,024,605	6,299	2.46%	983,571	12,417	2.52%

Federal funds purchased	1,832	4	0.87%	1,059	4	0.76%
FHLB and other borrowings	40,081	382	3.81%	45,127	733	3.25%

Total interest-bearing liabilities	1,066,518	6,685	2.51%	1,029,757	13,154	2.55%

Non-interest bearing deposits	61,421			61,481
Other liabilities	26,387			29,685

Total liabilities	1,154,326			1,120,923

Stockholders’ equity	163,302			163,401

Total liabilities and stockholders’ equity	$1,317,628			$1,284,324

Net interest earnings		$10,494			$19,606

Interest rate spread			3.62%			3.41%

Net interest margin			3.74%			3.57%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

For the six months ended June 30, 2009, noninterest income was $22.8 million, including the first quarter gain on the SFSB transaction of $20.3 million, compared with $299,000 during the same period of 2008. Service charges on deposit accounts aggregated $1.2 million, net gains on securities sold were $293,000 and other noninterest income was $1.0 million. As previously mentioned, the Company recorded a one-time gain of $20.3 million related to the negative bid for certain assets acquired and liabilities assumed from the SFSB transaction.

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

Income Taxes

An income tax benefit of $14,000 was recorded for the three months ended June 30, 2009, and there was an income tax expense of $4.9 million for the six months ended June 30, 2009. Income tax expenses were $84,000 and $158,000 for the same respective periods in 2008. This substantial difference is directly attributable to the goodwill impairment charge recorded during the second quarter of 2009, and the Company’s inability to use it as a tax deduction, despite the substantial reduction in earnings. The Company had a net deferred tax liability at June 30, 2009.

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

As of January 1, 2009, there were no covered loans. Covered assets that would normally be considered non-performing except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared-loss agreements at June 30, 2009 are as follows:

(dollars in thousands)	June 30, 2009
Nonaccrual covered loans(1)	$64,419
Fair value adjustment	(33,498)

Nonaccrual covered loans at fair value	30,921
Other real estate owned (OREO) - covered	12,521

Total nonperforming covered assets	$43,442

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $278.2 million at June 30, 2009. In accordance with ASC 310, covered loans are recorded at fair market value of $178.3 million at June 30, 2009.

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