Form 10-Q/A
period 2009-09-30
Community Bankers Trust Corp
filed 2011-03-03
CIK 1323648

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

EXPLANATORY NOTE

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 2009 (filed on November 16, 2009 with the Securities and Exchange Commission (the “Commission”)), as amended by its Quarterly Report on Form 10-Q/A (Amendment No. 1) (filed on January 14, 2011 with the Commission), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 2).

The Form 10-Q/A (Amendment No. 2) includes revisions to the financial statements, the notes thereto and financial information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. As the Company disclosed in its Quarterly Report on Form 10-Q for the period ended September 30, 2010, these revisions are based on a restatement of certain information for the period ended September 30, 2009 to reflect the appropriate accounting treatment for the assets that the Registrant acquired in its acquisition of substantially all assets, and assumption of all deposit and certain other liabilities, relating to seven former branch offices of Suburban Federal Savings Bank in Maryland, based on additional information obtained during the fourth quarter of 2009. This information, which was included in the Form 10-Q for the period ended September 30, 2010, was inadvertently not updated in the Form 10-Q/A (Amendment No. 1) for the 2009 period.

As previously disclosed, and as compared to the original Form 10-Q filing, the Form 10-Q/A includes amendments to the financial statements to reflect a modified presentation of certain line items relating to the portion of the loan portfolio that is covered under shared-loss agreements with the Federal Deposit Insurance Corporation and the Registrant’s non-covered loan portfolio. This Form 10-Q/A also includes, in response to comments from the Commission, enhanced disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets, asset quality and the Registrant’s acquisition of substantially all assets, and assumption of all deposit and certain other liabilities, relating to the former Suburban Federal Savings Bank.

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

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(dollars in thousands)

	September 30, 2009 (Unaudited) (Restated)	December 31, 2008 (Audited) (Restated)
ASSETS
Cash and due from banks	$13,464	$10,864
Interest bearing bank deposits	10,534	107,376
Federal funds sold	5,300	10,193

Total cash and cash equivalents	29,298	128,433

Securities available for sale, at fair value	171,184	193,992
Securities held to maturity, at cost (fair value of $124,865 and $94,965, respectively)	121,023	94,865
Equity securities, restricted, at cost	8,355	3,612

Total securities	300,562	292,469

Loans held for sale	—	200

Loans covered by FDIC shared-loss agreement (Note 9)	166,085	—
Loans excluding covered loans	569,452	523,298

Total loans	735,537	523,298
Allowance for loan losses	(16,211)	(6,939)

Net loans	719,326	516,359

FDIC indemnification asset (Note 10)	83,909	—
Bank premises and equipment	37,328	24,111
Other real estate owned, covered by FDIC shared-loss agreement	11,105	—
Other real estate owned, non covered	1,175	223
Bank owned life insurance	6,475	6,300
FDIC receivable for expenses incurred	3,560	—
Core deposit intangibles, net	17,645	17,163
Goodwill (Note 5)	13,152	37,184
Other assets	8,384	7,798

Total assets	$1,231,919	$1,030,240

LIABILITIES
Deposits:
Noninterest bearing	$64,338	$59,699
Interest bearing	963,191	746,649

Total deposits	1,027,529	806,348

Federal funds purchased	31	—
Federal Home Loan Bank advances	37,000	37,900
Trust preferred capital notes	4,124	4,124
Other liabilities	15,826	17,465

Total liabilities	$1,084,510	$865,837

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized $0.01 par value; 17,680 shares issued and outstanding)	$17,680	$17,680
Discount on preferred stock	(896)	(1,031)
Warrants on preferred stock	1,037	1,037
Common stock (200,000,000 shares authorized $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	143,999	146,076
Retained earnings	(16,743)	1,691
Accumulated other comprehensive income (loss)	2,117	(1,265)

Total stockholders’ equity	$147,409	$164,403

Total liabilities and stockholders’ equity	$1,231,919	$1,030,240

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(dollars and shares in thousands, except per share data)

(unaudited)

	For the three months ended		For the nine months ended		BOE Predecessor For the five months ended May 31, 2008	TFC Predecessor For the five months ended May 31, 2008
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Restated)		(Restated)		(Note 1)	(Note 1)
Interest and dividend income
Interest and fees on non covered loans	$8,820	$8,497	$26,236	$11,201	$6,737	$6,849
Interest and fees on FDIC covered loans	4,152	—	11,380	—	—	—
Interest on federal funds sold	10	22	36	68	18	26
Interest on deposits in other banks	60	83	262	83	—	—
Interest and dividends on securities
Taxable	2,081	539	7,580	1,226	465	236
Nontaxable	896	333	2,473	443	555	—

Total interest income	16,019	9,474	47,967	13,021	7,775	7,111
Interest expense
Interest on deposits	6,026	2,908	18,443	3,935	3,266	3,295
Interest on federal funds purchased	2	101	6	114	21	23
Interest on other borrowed funds	338	277	1,071	357	458	—

Total interest expense	6,366	3,286	19,520	4,406	3,745	3,318

Net interest income	9,653	6,188	28,447	8,615	4,030	3,793
Provision for loan losses	5,231	1,100	11,271	1,334	200	1,348

Net interest income after provision for loan losses	4,422	5,088	17,176	7,281	3,830	2,445

Noninterest income
Service charges on deposit accounts	674	516	1,863	696	464	342
Gain on SFSB transaction	—	—	20,255	—	—	—
Gain on securities transactions, net	612	—	905	—	6	—
Gain (loss) on sale of other real estate	500	—	563	—	(92)	—
Other	356	238	1,337	357	476	87

Total noninterest income	2,142	754	24,923	1,053	854	429

Noninterest expense
Salaries and employee benefits	4,840	2,375	14,294	2,949	2,493	3,708
Occupancy expenses	752	346	1,886	458	216	318
Equipment expenses	436	292	1,198	400	286	295
Legal fees	217	151	772	250	306	106
Professional fees	185	133	1,341	233	325	1,029
FDIC assessment	436	60	1,310	76	11	95
Data processing fees	743	285	2,217	389	394	1,917
Amortization of intangibles	565	406	1,675	555	—	—
Impairment of goodwill	—	—	24,032	—	52	—
Other operating expenses	1,765	608	5,118	1,281	799	761

Total noninterest expense	9,939	4,656	53,843	6,591	4,882	8,229

Income (loss) before income taxes	(3,375)	1,186	(11,744)	1,743	(198)	(5,355)
Income tax expense (benefit)	(1,473)	234	3,380	392	10	1,454

Net income (loss)	$(1,902)	$952	$(15,124)	$1,351	$(188)	$(3,901)
Dividends accrued on preferred stock	223	—	661	—	—	—
Accretion of discount on preferred stock	47	—	135	—	—	—

Net income (loss) available to common stockholders	$(2,172)	$952	$(15,920)	$1,351	$(188)	$(3,901)

Net income (loss) per share — basic	$(0.10)	$0.04	$(0.74)	$0.09	$(0.15)	$(0.85)

Net income (loss) per share — diluted	$(0.10)	$0.04	$(0.74)	$0.08	$(0.15)	$(0.85)

Weighted average number of shares outstanding
basic	21,468	21,469	21,468	14,750	1,214	4,587
diluted	21,468	21,486	21,468	16,197	1,214	4,587

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine months ended		BOE Predecessor For the five months ended May 31, 2008	TFC Predecessor For the five months ended May 31, 2008
	September 30, 2009	September 30, 2008
	(Restated)		(Note 1)	(Note 1)
Operating activities:
Net income (loss)	$(15,124)	$1,351	$(188)	$(3,901)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	3,130	750	335	240
Provision for loan losses	11,271	1,334	200	1,348
Amortization of premiums and accretion of discounts, net	1,141	54	36	(13)
Change in loans held for sale	200	721	(119)	—
Net gain on SFSB transaction	(20,255)	—	—	—
Impairment of goodwill	24,032	—	52	—
Stock-based compensation expense	—	—	—	178
Net (gain) on sale of securities	(905)	—	(6)	—
Net (gain) on sale of OREO	(563)	—	92	—
Net loss/(gain) on sale of loans	13	(15)	(90)	—
Loss on write down of LLC membership	—	—	88	—
Changes in assets and liabilities:
(Increase)/decrease in other assets	124	(3,108)	(409)	(1,285)
Increase/(decrease) in accrued expenses and other liabilities	(5,017)	(3,190)	897	2,874

Net cash provided by (used in) by operating activities	(1,683)	(2,103)	888	(559)

Investing activities:
Proceeds from securities	147,928	65,131	2,364	12,605
Purchase of securities	(143,244)	(23,489)	(3,350)	(7,205)
Cash received from SFSB transaction	54,717	10,016	—	—
Net increase in loans, excluding covered loans	(49,105)	(28,641)	(11,870)	(37,358)
Net decrease in loans covered by shared loss agreement	32,168	—	—	—
Purchase of premises and equipment, net	(14,634)	(989)	(523)	(164)

Net cash provided by (used in) by investing activities	27,830	22,028	(13,379)	(32,122)

Financing activities:
Net increase/ (decrease) in noninterest bearing and interest bearing demand deposits	(81,575)	(5,693)	11,789	28,536
Net increase/(decrease) in federal funds purchased	31	(1,095)	1,965	5,218
Issuance of common stock	—	—	56	—
Cash paid to shareholders for converted shares	—	(10,843)	—	—
Cash paid to reduce FHLB borrowings	(38,425)	20,000	900	—
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	(2,077)	(11)	—	—
Cash dividends paid	(3,236)	(861)	(535)	(1,152)

Net cash (used in) provided by financing activities	(125,282)	1,497	14,175	32,602

Net (decrease) increase in cash and cash equivalents	(99,135)	21,422	1,684	(79)

Cash and cash equivalents:
Beginning of the period	128,433	162	4,100	4,311

End of the period	$29,298	$21,584	$5,784	$4,232

Supplemental disclosures of cash flow information:
Interest paid	$20,686	$4,689	$3,902	$3,195
Income taxes paid	296	—	127	—
Transfers of OREO property	952	224
Transactions related to acquisition
Increase in assets and liabilities:
Loans, net	$198,253	$471,864
Other real estate owned	9,416	—
Securities	4,954	71,123
FDIC indemnification asset	84,584	—
Fixed assets, net	37	—
Other assets	10,332	83,769
Deposits	302,756	491,462
Borrowings	37,525	32,359
Other liabilities	1,757	8,861

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

Acquisition of Georgia Operations

On November 21, 2008, the Bank acquired certain assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the Federal Deposit Insurance Corporation (“FDIC”), as Receiver for The Community Bank, Bank of Essex and the FDIC. Management evaluated the applicability of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as well as EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” in determining the accounting for this transaction. Based upon an assessment of the transaction, management determined that there were significant limitations on the resources transferred and, therefore, concluded that the net assets acquired did not meet the definition of a “Business” as required by these authoritative standards. Accordingly, the transaction was accounted for as an asset purchase.

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

	September 30, 2009
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Loans — impaired loans with a valuation allowance	$26,776	$—	$24,202	$2,574
Other real estate owned (OREO), covered by FDIC shared-loss agreement	11,105	—	2,620	8,485
Other real estate owned (OREO), non covered	1,175	—	1,175	—
Goodwill	13,152	—	—	13,152

Total assets at fair value	$52,208	$—	$27,997	$24,211

Total liabilities at fair value	$—	$—	$—	$—

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

(dollars and shares in thousands, except per share data)	(Loss)/ Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Three Months ended September 30, 2009
Basic EPS	$(2,172)	21,468	$(0.10)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(2,172)	21,468	$(0.10)

For the Three Months ended September 30, 2008
Basic EPS	$952	21,469	$0.04
Effect of dilutive stock awards and options	—	17	—

Diluted EPS	$952	21,486	$0.04

For the Nine Months ended September 30, 2009
Basic EPS	$(15,920)	21,468	$(0.87)
Effect of dilutive stock awards and options	—	—	—

Diluted EPS	$(15,920)	21,468	$(0.87)

For the Nine Months ended September 30, 2008
Basic EPS	$1,351	14,750	$0.09
Effect of dilutive stock awards and options	—	1,447	(0.01)

Diluted EPS	$1,351	16,197	$0.08

There were 5,249,256 shares in the Company available through options and warrants that were considered anti-dilutive at September 30, 2009.

BOE Predecessor (Dollars and shares in thousands, except per share data)	(Loss) Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the five months ended May 31, 2008
Basic EPS	$(188)	1,214	$(0.15)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(188)	1,214	$(0.15)

TFC Predecessor (Dollars and shares in thousands, except per share data)	(Loss) Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the five months ended May 31, 2008
Basic EPS	$(3,901)	4,587	$(0.85)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(3,901)	4,587	$(0.85)

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

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under SFAS 115. The market value of the September 30, 2009 AFS portfolio was $171.2 million at September 30, 2009, and the net unrealized gain on the AFS portfolio was $3.9 million, net of taxes, and included as part of the Company’s accumulated other comprehensive income of $2.1 million. Since December 31, 2008, the AFS portfolio shifted from a net unrealized loss of $700,000 to a net unrealized gain of $5.2 million, exclusive of taxes over the first nine months of 2009. The Company deems the investment portfolio as a viable source of liquidity given the dollar volume of securities designated available for sale.

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

Stockholders’ equity at September 30, 2009 was $147.4 million and represented 11.96% of total assets. Stockholders’ equity was $164.4 million, or 15.97% of total assets at December 31, 2008.

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

For the nine months ended September 30, 2009, net loss before dividends and accretion on preferred stock was $15.1 million, compared with net income $1.4 million for the same period in 2008. Net loss available to common stockholders was $15.9 million, which represented $0.74 per share on a fully diluted basis, versus net income available to common stockholders of $1.4 million, or $0.08 per share on a fully diluted basis for the same period in 2008. Net loss for the nine months ended September 30, 2009, was driven by the goodwill impairment charge of $24.0 million and loan loss provisions of $11.3 million. While the $20.3 million gain recorded on the SFSB transaction in the first quarter partially offset these large expenses, the goodwill impairment charge does not reduce taxable income and permit an income tax benefit.

Net Interest Income

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2009, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $47.6 million, compared with a $144.7 million excess at December 31, 2008.

Net interest income was $9.7 million for the three months ended September 30, 2009, compared with $6.2 million for the same period in 2008. For the three months ended September 30, 2009, the net interest margin was 3.78% compared to 4.26% for the same period in 2008. For the three months ended September 30, 2009, the net interest spread was 3.67% versus 3.70% for the same period in 2008. The decline in the margin compared with the same period in 2008 was driven by several factors. First, loan rates declined in the fourth quarter of 2008 due to a prime rate drop. There was also a large influx of deposits related to TCB transaction in the fourth quarter of 2008 which were subsequently invested in securities versus higher yielding loans. In addition, the SFSB transaction resulted in further margin compression during 2009 as the Bank inherited a large volume of FDIC covered non-accruing loans that are included in the margin calculation.

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

Components used in determining the net interest spread and the net interest margin, including yields on assets and costs of funds by category, are depicted in the following table:

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended September 30
	2009			2008
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
FDIC covered loans, including fees	$172,050	$4,152	9.65%	$496,803	$8,497	6.84%
Loans non covered, including fees	559,547	8,820	6.31%

Total loans	731,597	12,972	7.09%	496,803	8,497	6.84%

Interest bearing bank balances	11,061	60	2.17%	9,384	83	3.54%
Federal funds sold	20,905	10	0.19%	5,034	22	1.75%
Investments (taxable)	216,277	2,081	3.85%	50,809	539	4.24%
Investments (tax exempt)(1)	91,927	1,358	5.91%	35,068	505	5.76%

Total earning assets	1,071,767	16,481	6.15%	597,098	9,646	6.46%

Allowance for loan losses	(13,290)			(5,380)
Non-earning assets	193,267			90,098

Total assets	$1,251,744			$681,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$200,965	$381	0.76%	$84,032	$328	1.56%
Savings	58,438	100	0.68%	31,126	84	1.08%
Time deposits	724,191	5,545	3.06%	314,585	2,495	3.17%

Total deposits	983,594	6,026	2.45%	429,743	2,907	2.71%

Fed funds purchased	1,126	2	0.71%	17,408	101	2.32%
FHLB and other borrowings	40,005	338	3.38%	28,974	277	3.82%

Total interest-bearing liabilities	1,024,725	6,366	2.48%	476,125	3,285	2.76%

Non-interest bearing deposits	61,269			54,060
Other liabilities	19,000			7,410

Total liabilities	1,104,994			537,595

Stockholders’ equity	146,750			144,221

Total liabilities and stockholders’ equity	$1,251,744			$681,816

Net interest earnings		$10,115			$6,361

Interest spread			3.67%			3.70%

Net interest margin			3.78%			4.26%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Nine months ended September 30, 2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:

FDIC covered loans, including fees	$162,476	$11,380	9.34%
Loans non covered, including fees	547,578	26,236	6.39%

Total loans	710,054	37,616	7.06%

Interest bearing bank balances	23,332	262	1.50%
Federal funds sold	20,914	36	0.23%
Investments (taxable)	250,738	7,580	4.03%
Investments (tax exempt) (1)	84,255	3,747	5.93%

Total earning assets	1,089,293	49,241	6.03%

Allowance for loan losses	(10,484)
Non-earning assets	194,924

Total assets	$1,273,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand -
Interest bearing	$193,998	$1,556	1.07%
Savings	54,733	374	0.91%
Time deposits	734,653	16,513	3.00%

Total deposits	983,384	18,443	2.50%

Fed funds purchased	1,085	6	0.74%
FHLB and other borrowings	43,415	1,071	3.29%

Total interest-bearing liabilities	1,027,884	19,520	2.53%

Non-interest bearing deposits	61,313
Other liabilities	26,041

Total liabilities	1,115,238

Stockholders’ equity	158,495

Total liabilities and stockholders’ equity	$1,273,733

Net interest earnings		$29,721

Interest spread			3.50%

Net interest margin			3.64%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

For the nine months ended September 30, 2009, noninterest income was $24.9 million. Excluding the first quarter gain on the SFSB transaction of $20.3 million, noninterest income would have been $4.7 million, compared with $1.1 million during the same period of 2008. Service charges on deposit accounts aggregated $1.9 million compared with $696,000 for the same period in 2008. This increase of $1.2 million or 167.67% was the result of no banking operations reported for the first five months of 2008 and an increase in the number of deposit accounts subject to fees and charges through September 30, 2009. Likewise, other noninterest income equaled $1.3 million for the nine months ended September 30, 2009, versus $357,000 for the same period in 2008. The Company has recorded net securities gains of $905,000 and gains on the sale of other real estate of $563,000 through the first nine months of 2009 versus none in the same period in 2008.

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

Income Taxes

An income tax benefit of $1.5 million was recorded for the three months ended September 30, 2009, and there was an income tax expense of $3.4 million for the nine months ended September 30, 2009. Income tax expenses were $234,000 and $392,000 for the same respective periods in 2008. This substantial difference is directly attributable to the goodwill impairment charge recorded during the second quarter of 2009, as this impairment charge did not reduce taxable income. The Company had a deferred tax liability at September 30, 2009.

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

Total Delinquencies

The following table presents a summary of non covered loans, greater than 30 days and less than 90 days past due at the dates indicated (dollars in thousands):

	September 30, 2009	December 31, 2008
30-89 Days Past Due	$9,178	$15,191

% of Non Covered Loans	1.61%	2.90%

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

As of January 1, 2009, there were no covered loans. Covered assets that would normally be considered non-performing except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared-loss agreements at September 30, 2009 are as follows:

(dollars in thousands)
September 30, 2009
Nonaccrual covered loans(1)	$66,020
Fair value adjustment	(32,872)

Nonaccrual covered loans at fair value	33,148
Other real estate owned (OREO) - covered	11,105

Total nonperforming covered assets	$44,253

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $262.4 million at September 30, 2009. In accordance with ASC 310, covered loans are recorded at fair market value of $166.1 million at September 30, 2009.

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