Form 10-K
period 2010-12-31
Community Bankers Trust Corp
filed 2011-03-31
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $45,571,429

On March 1, 2011, there were 21,468,455 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2011 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

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

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Fourteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market. The Bank will close its office in Rockbridge County, Virginia in April 2011.

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

Essex Services, Inc. is a wholly-owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products through an affiliation with Infinex Investments, Inc.

The Company’s corporate headquarters are located at 4235 Innslake Drive, Suite 200, Glen Allen, Virginia 23060. The telephone number of the corporate headquarters is (804) 934-9999.

Company History

Initial Capitalization

On June 8, 2006, the Company consummated its initial public offering of 7,500,000 units, which commenced trading on NYSE Amex (formerly NYSE Alternext US and the American Stock Exchange) under the symbol “BTC.U”. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of our common stock at an exercise price of $5.00 per share. The Company’s common stock and warrants started trading separately on NYSE Amex as of September 5, 2006, under the symbols “BTC” and “BTC.WS,” respectively. The warrants expire on June 4, 2011.

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

TFC was a financial holding company and the parent company of TransCommunity Bank, N.A. TFC had been formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking institutions. Until June 29, 2007, TFC was the holding company for four separately-chartered banking subsidiaries - Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge. On June 29, 2007, these four subsidiaries were consolidated into a new TransCommunity Bank. Each former subsidiary then operated as a division of TransCommunity Bank, but retained its name and local identity in the community that it served. Following the Company’s acquisition of TFC until 2010, the former branch offices of TFC operated as separate divisions under the Bank’s charter, using the names of TFC’s former banking subsidiaries.

In addition, on May 31, 2008, the Company acquired BOE in a merger transaction. In connection with this merger, the Bank, then a wholly-owned subsidiary of BOE, became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, each share of BOE’s issued and outstanding common stock was converted into 5.7278 shares of the Company’s common stock.

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

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits. The Bank purchased approximately $362 million in loans (based on contract value) and other assets. The Bank has entered into a shared-loss arrangement with the FDIC with respect to loans and real estate assets acquired. These are referred to as covered assets. All deposits have been fully assumed, and all deposits maintain their current insurance coverage. The Bank bid a negative $45 million for the net assets acquired.

Strategy

As described above, the Company grew substantially in 2008 and 2009 through the mergers with TFC and BOE and the Bank’s acquisitions of the operations of TCB and SFSB. The integration of these mergers and acquisitions and centralization of key internal operations took longer than anticipated. The Company’s significant growth strained its organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of its size and complexity. In addition, the Company is concerned about loan portfolio quality, including the current uncertain prospects for the real estate markets and the general economy in its markets, and concentrations in real estate arising from the loan portfolio acquired from TFC and BOE.

The Company’s strategy is to be recognized as the premier provider of financial services, meeting the needs of its markets, building trust and confidence in the relationships with its customers through superior service, competence, accuracy, courtesy and safety and soundness at all times. To that end, the Company has put a renewed focus on its internal management and efficiencies. The Company is also placing a strong emphasis on the quality, management and diversity of its loan portfolio and on having the oversight and operating systems in place to effectively run an institution of its size and larger. The Company is implementing the appropriate level of risk controls, to be internally consistent in policies and procedures across its franchise, all with a view to be mutually supportive of sales goals, operating efficiencies, reliability and customer service and retention.

The Company has restructured the organization to shift from a decentralized acquisition corporation to a centralized financial company. The Company made changes at its management level in order to keep the Company focused on the following specific priorities:

•	Gaining operating efficiencies through centralization and affordable technology

•	Ensuring gains in competitive market share in the markets that the Company serves

•	Creating a front-line sales oriented culture focused on adding low-cost deposits

•	Managing more aggressively the loan portfolio and loans covered by the shared-loss agreements with the FDIC

•	Enhancing fee-income business lines

•	Exiting unprofitable markets or lines of business

A key focus is on the management of the Company’s loan portfolio and, in particular, the reduction of potential exposure levels arising from non-performing loans. The Company has dedicated staff in the credit administration area to address these issues, including a new chief credit officer with nearly 40 years of experience in the banking industry and a senior credit officer with 22 years of experience in the banking industry. The Company has also clearly defined responsibilities within its special assets department to separate priorities with respect to the Company’s existing loan portfolio and the loans covered by the shared-loss agreements.

The Company believes that these strategies will lower its cost base, improve the operating margin and allow it to have a better defined focus on its core profit drivers. The Company’s revised strategy is based upon a number of factors, including competitive factors, review of the market conditions in its geographic service areas, forecasted economic factors, regulatory issues and constraints such as asset quality, capital requirements, interest rate risk, credit quality, liquidity and capacity. The Company is extensively reviewing the value proposition of all the market areas in which it operates and the business lines that it has to deliver in those areas. The Company actively looks for opportunities to exit those areas that do not fit into its profit driven operating strategy, to the extent that they could be completed without costly effects to the capital position or future profitability of the franchise.

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

Employees

As of December 31, 2010, the Company had approximately 287 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will have a significant impact on financial institutions, with increased regulatory and compliance changes. A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards and may, in fact, be higher when established by the agencies.

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits. Additional information on these issues is set forth below.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Bureau Consumer Financial Protection (the “BCFP”). The Dodd-Frank Act creates the BCFP within the Federal Reserve. The BCFP will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. Additional information on these issues is set forth below.

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Additional information on these issues is set forth below.

The requirements of the Dodd-Frank Act will significantly affect banks and other financial institutions. However, because much of these requirements will be phased in over time and will not become effective until federal agency rulemaking initiatives are completed, the Company cannot fully assess the impact of Dodd-Frank Act on the Company. The Company does believe, however, that short- and long-term compliance costs for the Company and the Bank will be greater because of the Dodd-Frank Act.

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

Capital Requirements

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•	Total risk-based capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets;

•	Tier 1 risk-based capital ratio, which is Tier 1 Capital as a percentage of total risk-weighted assets; and

•	Leverage ratio, which is Tier 1 Capital as a percentage of adjusted average total assets.

Under these regulations, a bank will be:

•

“Well capitalized” if it has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•

“Adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater — or 3% in certain circumstances — and is not well capitalized;

•

“Undercapitalized” if it has a total risk-based capital ratio of less than 8% or greater, a tier 1 risk-based capital ratio of less than 4%, and a leverage ratio of less than 4% — or 3% in certain circumstances;

•	“Significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“Critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2010 and 2009, the Bank paid $1.500 million and $859,000 in dividends to the Company, respectively. The Company paid $1.301 million and $4.235 million in dividends to its preferred and common shareholders in 2010 and 2009, respectively.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Deposit Insurance

On October 20, 2010, pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The final rule allows the FDIC to increase or decrease total base assessment rates by no more than 2 basis points from one quarter to the next, and cumulative increases and decreases cannot be 2 basis points higher or lower than the total base assessment rates.

On November 9, 2010 and January 18, 2011, pursuant to the Dodd-Frank Act, the FDIC adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts for two years starting December 31, 2010. This coverage applies to all insured deposit institutions and there is no separate FDIC assessment for the insurance. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

On February 7, 2011, the FDIC adopted a final rule, which redefines the deposit insurance assessment base as required by the Dodd-Frank Act; makes changes to assessment rates; implements the Dodd-Frank Act’s DIF dividend provisions; and, revises the risk-based assessment system for all large insured depository institutions, generally, those institutions with at least $10 billion in total assets. It is expected that nearly all of the 7,600-plus institutions with assets less than $10 billion will pay smaller assessments as a result of this final rule. For institutions less than $10 billion the following rules apply:

•	Redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity;

•	Makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates;

•	Creates a depository institution debt adjustment;

•	Eliminates the secured liability adjustment; and

•	Adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

This final rule and its total impact on the Company remain unclear at this time. A school of thought regarding the redefined deposit insurance assessment base calculation and the resulting lowered insurance assessments is that it may or may not offset the expected competition for deposits by larger banks, thereby increasing overall deposit competition and increasing the cost of those funds in the marketplace. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. The final rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

Incentive Compensation

In June 2010, the Federal Reserve, Office of the Comptroller of the Currency and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. At December 31, 2010, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

Consumer Financial Protection

The Dodd-Frank Act established a new federal regulatory body named the Bureau of Consumer Financial Protection (“BCFP”), an independent entity within the Federal Reserve system that will assume responsibility for most consumer protection laws. This body issues rules for federal protection laws for banks and non-banks engaged in financial services. The head of this organization is an independent director appointed by the President of the United States and confirmed by the Senate with a dedicated budget paid by the

Federal Reserve system. The BCFP will have the authority to supervise, examine, and take enforcement action with respect to institutions greater than $10 billion in assets, nonbank mortgage entities, and other nonbank providers of consumer financial services. Financial institutions with less than $10 billion in assets, like the Company, still have prudential regulatory agencies (i.e. Federal Reserve and SCC) as their lead supervisory bodies, however, the BCFP has the authority to include its examiners in examinations conducted by prudential regulatory agencies. The BCFP will create a national consumer complaint hotline so consumers will have, for the first time, a single toll-free number to report problems with financial products and services. It is in the Company’s best interest to have consumer protections that meet the needs of customers while ensuring that any new regulatory proposals and rules are subjected to cost-benefit analysis and to ensure that other financial services not under the purview of the BCFP (i.e., securities and insurance) are afforded the same protection standards so as not to shift consumers to financial services not subject to the BCFP’s supervision and rules. The impact to the Company as a result of the creation of the BCFP is unknown at this time.

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

Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real-estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

We have worked closely with our regulators as we have attempted to address the issues involved in integrating the four predecessor banks and their different cultures and concerns with asset quality and the uncertainty of the real estate markets and general economy in our markets. In light of these discussions, and as a result of the regulators’ examinations, we expect that we will enter into a written agreement with the Federal Reserve Bank of Richmond and Virginia’s Bureau of Financial Institutions in the second quarter of 2011. At this time, we expect that the contents of such an action will include provisions that address, among other matters, our development of credit risk management practices appropriate for our size, complexity and risk profile and the enhancement of our overall system for managing credit risk. A written agreement will require us to take certain actions, including the adoption of written plans or programs to address these issues that must be approved by regulators and implemented promptly upon receipt of such approval.

We expect the written agreement to also address formally the ability of management and our Board of Directors to properly oversee the remediation of identified issues. We have thoroughly reviewed current management and Board skills and continue to develop and implement enhanced corporate governance structures and principles.

We expect that our management and Board will continue to devote considerable time and attention on taking corrective actions to comply with the terms of the anticipated written agreement. There also is no guarantee that we will successfully address the regulators’ concerns in the written agreement or that we will be able to comply with it. If we do not comply with the written agreement, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or regulatory enforcement actions.

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

Dividend payments on our preferred stock and interest payments on our trust preferred securities are cumulative and, therefore, unpaid payments will accumulate and compound on each subsequent dividend payment date. If the dividends on the preferred stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, our authorized number of directors will be automatically increased by two and the holders of the preferred stock will have the right to elect those directors at our next annual meeting or at a special meeting called for that purpose. These two directors will be elected annually and will serve until all unpaid dividends for all past dividend periods have been declared and paid in full. Furthermore, we cannot pay dividends on our outstanding shares of preferred stock or our common stock until we have paid in full all deferred interest payments on our trust preferred securities. The Company has deferred the August 2010, November 2010, and February 2011 payments of its regular quarterly cash dividend with respect to its preferred stock

Accordingly, there is no assurance that we will be able to resume paying cash dividends. Even if we are allowed to resume paying dividends again, the future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred interest on our preferred stock and trust preferred securities.

We are subject to extensive government regulation and supervision.

We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The Act includes, among other things, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and new requirements designed to protect consumers in financial transactions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future, and thus the full effects of the legislation on us cannot yet be determined. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.

These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations. Furthermore, failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise capital that may not ultimately be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2010, additional losses that we may incur in the future may require us to raise capital. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

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

Because the shared-loss agreements subject us to a number of contractual requirements, we must implement effective internal processes over covered assets (including consistency in the treatment of covered and non-covered assets) to maintain the guaranty that the FDIC has agreed to provide, which underpins the FDIC indemnification asset, which totaled $58.4 million at December 31, 2010. Any failure to comply with the contractual requirements of the shared-loss agreements may lead to the revocation of the agreements, which would necessitate the write-off of the related indemnification asset and the receivable that we carry on our balance sheet for amounts that we have billed the FDIC.

We have identified material weaknesses and significant deficiencies in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. As set forth in this Form 10-K, management’s assessment of the effectiveness of our internal control over financial reporting cited a material weakness with respect to our identification of “impaired loans” under applicable regulatory and accounting guidance. Additional information on this issue is disclosed in Item 9A below.

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2010, we recorded net deferred income tax assets of $9.3 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

A substantial decline in the value of our securities portfolio may result in an “other-than-temporary” impairment charge.

The total amount of our available-for-sale securities portfolio was $215.6 million at December 31, 2010. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

We are subject to supervision by several governmental regulatory agencies, including the Federal Reserve Bank of Richmond and Virginia’s Bureau of Financial Institutions. Bank regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence earnings and growth. In addition, these regulations may limit our growth and the return to investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits and the opening of new branch offices. Although these regulations impose costs on us, they are intended to protect depositors, and should not be assumed to protect the interest of shareholders. The regulations to which we are subject may not always be in the best interest of investors.

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

Increases in FDIC insurance premiums may cause our earnings to decrease.

Since the financial crisis began several years ago, an increasing number of bank failures have imposed significant costs on the FDIC in resolving those failures, and the regulator’s deposit insurance fund has been depleted. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased, and may increase in the future, assessment rates of insured institutions, including the Bank.

Deposits are insured by the FDIC, subject to limits and conditions or applicable law and the FDIC’s regulations. Pursuant to the Dodd Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on December 31, 2012. The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay assessments to the FDIC that fund the deposit insurance fund. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation will be effective April 1, 2011 and will be reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago. While the burden of replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

As previously reported, on September 30, 2009, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) with respect to the disclosures in certain of its periodic reports filed in 2009, and the Company has received follow-up comment letters with respect to periodic reports filed in 2009 and 2010. The Company has addressed the Staff’s comments in this Form 10-K and in the following documents:

•	amendments to the Quarterly Report on Form 10-Q for each of the first three quarters of 2009, as filed on March 3, 2011;

•	an amendment to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), as filed on January 14, 2011;

•	an amendment to the Annual Report on Form 10-K for the year ended December 31, 2009, as filed on January 14, 2011; and

•	supplemental information that the Company has provided the Staff.

The Company has represented to the Staff that it will file an additional amendment to the 2008 Form 10-K in order to address the following two unresolved comments:

•

The Company will include a “restatement” note to the financial statements to quantify expressly changes in line items on its consolidated financial statements for the period ended December 31, 2008, following adjustments that the Company has previously made to correct valuation errors in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates.

•

The Company will disclose a new material weakness as of December 31, 2008, and the remediation of it, related to the omission of certain financial and other information related to the Company’s predecessors (TFC and BOE) from the original 2008 Form 10-K.

The Company believes that, with the filing of the additional amendment to the 2008 Form 10-K, there will be no unresolved written comments from the Staff with respect to Company’s periodic or current reports.

ITEM 2.	PROPERTIES

The Company operates the following offices:

Corporate Headquarters:

Innslake — 4235 Innslake Drive, Glen Allen, VA 23060

Virginia Markets:

Main Office of the Bank — 1325 Tappahannock Boulevard, Tappahannock, VA 22560

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

The Bank will close its Rockbridge office in April 2011.

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

The following table sets forth, for each quarter of 2009 and 2010, the quarterly high and low sales prices of the Company’s common stock, warrants and units as reported on NYSE Amex.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2009
Quarter ended March 31	$3.85	2.58	0.52	0.35	4.00	3.15
Quarter ended June 30	4.40	3.10	0.81	0.44	4.76	4.00
Quarter ended September 30	3.71	3.13	0.77	0.46	4.21	4.21
Quarter ended December 31	3.56	2.34	0.60	0.16	4.17	3.30

2010
Quarter ended March 31	3.65	2.82	0.58	0.21	3.38	3.16
Quarter ended June 30	3.14	2.10	0.22	0.02	3.16	2.78
Quarter ended September 30	2.39	0.92	0.09	0.00	2.60	1.69
Quarter ended December 31	1.25	0.70	0.06	0.00	1.61	0.80

Holders of Record

As of December 31, 2010, there were 2,162 holders of record of the Company’s common stock, four holders of record of its warrants and one holder of record of its units, not including beneficial holders of securities held in street name.

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

In addition, on December 19, 2008, the Company received $17.680 million of capital funding from the Department of the Treasury, and the capital is considered senior preferred stock. Under the terms of the preferred stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. The Company made dividend payments for this capital on a quarterly basis from February 2009 through May 2010.

The Company may defer dividend payments, but the dividend is a cumulative dividend that accumulate for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the preferred stock. The Company has deferred the August 2010, November 2010, and February 2011 payments of its regular quarterly cash dividend with respect to its preferred stock. The amount of the 2010 dividends that will accumulate and be unpaid is $442,000. The amount of the February 2011 dividend that will accumulate and be unpaid is $221,000. In addition, while shares of the senior preferred stock are outstanding, the Company could be subject to limitations on dividends on its common stock. Common stock dividends cannot be increased until the third anniversary of the Department of the Treasury’s investment without its consent unless, prior to the third anniversary, the senior preferred stock is redeemed in whole or the Department of the Treasury has transferred all of its senior preferred stock to third parties.

Purchases of Equity Securities by the Issuer

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2010.

Stock Performance Graph

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from September 5, 2006, the date on which such stock first traded, to December 31, 2010, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on September 5, 2006 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	09/05/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Community Bankers Trust Corporation	100.00	100.70	104.37	43.15	49.13	16.04
NASDAQ Composite	100.00	109.76	121.46	72.90	105.96	125.20
SNL Bank and Thrift	100.00	106.93	81.54	46.89	46.26	51.65

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Company appear below. We have also provided below selected financial data for the Company’s predecessors.

The Company’s historical information is derived from its consolidated financial statements as of the year ended December 31, 2010, 2009 and 2008, included elsewhere in this report. Company historical information for the year ended March 31, 2007 and the nine months ended December 31, 2007 is derived from its consolidated financial statements, which are not included elsewhere in this report.

The historical information for TCF as predecessor is derived from its audited financial statements for the period ended May 31, 2008, included elsewhere in this report. TCF historical information for the years ended December 31, 2007, 2006 and 2005 is derived from its audited financial statements, which are not included elsewhere in this report.

The historical information for BOE as predecessor is derived from its audited financial statements for the period ended May 31, 2008, included elsewhere in this report. BOE historical information for the years ended December 31, 2007, 2006 and 2005 is derived from its audited financial statements, which are not included elsewhere in this report

The information provided below is only a summary and should be read in conjunction with each company’s consolidated financial statements and related notes and Management’s Discussion and Analysis contained elsewhere in this report. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

Historical Financial Information of the Company

	Twelve months ended 12/31/2010	Twelve months ended 12/31/2009	Twelve months ended 12/31/2008	Nine months ended 12/31/2007	Twelve months ended 3/31/2007
	(dollars in thousands, except per share amounts)
Results of Operations
Interest and dividend income	$58,926	$64,520	$23,335	$1,944	$2,268
Interest expense	18,389	25,134	8,560	—	—

Net interest income	40,537	39,386	14,775	1,944	2,268
Provision for loan losses	27,363	19,089	2,572	—	—

Net interest income after provision for loan losses	13,174	20,297	12,203	1,944	2,268
Noninterest income	1,644	26,240	1,780	—	—
Noninterest expenses	45,253	75,960	12,627	263	338

(Loss)/income before income taxes	(30,435)	(29,423)	1,356	1,681	1,930
Income tax expense (benefit)	(9,442)	404	133	576	806

Net (loss) income	$(20,993)	$(29,827)	$1,223	$1,105	$1,124

Financial Condition
Assets	$1,115,594	$1,226,723	$1,030,240	$59,411	$58,812
FDIC Indemnification asset	58,369	76,107	—	—	—
Loans, covered by FDIC shared-loss agreement	115,537	150,935	—	—	—
Loans, net of unearned income (excluding covered loans)	525,548	578,629	523,298	—	—
Deposits	961,725	1,031,402	806,348	—	—
Stockholders’ equity	107,127	131,102	164,403	45,312	44,279

Historical Financial Information of the Company (continued)

(dollars in thousands, except per share amounts)

	Twelve months ended 12/31/2010	Twelve months ended 12/31/2009	Twelve months ended 12/31/2008	Nine months ended 12/31/2007	Twelve months ended 3/31/2007
Ratios
Return on average assets	(1.75%)	(2.37%)	0.25%	1.87%	1.95%
Return on average equity	(17.53%)	(19.31%)	1.52%	2.47%	2.52%
Non-GAAP return on average tangible assets (1)	(1.17%)	0.30%	0.42%	—	—
Non-GAAP return on average tangible common equity (1)	(16.60%)	3.74%	4.61%	—	—
Efficiency ratio (2)	107.28%	115.75%	76.27%	13.53%	14.90%
Equity to assets	9.60%	10.69%	15.96%	76.23%	75.29%
Loan to deposit ratio	66.66%	70.74%	64.90%	—	—
Average tangible Common Equity / Average tangible Assets	7.04%	7.89%	9.11%	76.23%	75.29%

Per Share Data
Earnings per common share, basic	$(1.03)	$(1.43)	$0.07	$0.12	$0.14
Earnings per common share, diluted	$(1.03)	$(1.43)	$0.07	$0.09	$0.11
Non-GAAP earnings per common share, diluted (1)	$(0.64)	$0.17	$0.11	$0.09	$0.11
Cash dividends paid to common stockholder	$859	$3,435	$1,755	$—	$—
Market value per share	$1.05	$3.21	$3.00	$7.41	$7.26
Book value per tangible common share	$3.46	$4.21	$4.30	$4.83	$5.54
Price to earnings ratio, diluted	(1.02%)	(2.28%)	42.86%	82.33%	66.25%
Price to book value ratio	25.3%	60.9%	43.9%	153.3%	131.1%
Dividend payout ratio	(3.89%)	(11.15%)	143.50%	—	—
Weighted average shares outstanding, basic	21,468,455	21,468,455	16,429,894	9,375,000	7,997,740
Weighted average shares outstanding, diluted	21,468,455	21,468,455	17,517,895	11,807,432	10,256,708

Asset quality ratios
Allowance for loan losses (non-covered)	$25,543	$18,169	$6,939	$—	$—
Allowance for loan losses (non-covered) / non-covered loans (3)	4.86%	3.14%	1.33%	—	—
Allowance for loan losses (non-covered) / nonperforming non-covered loans (3)	69.18%	89.69%	140.72%	—	—
Allowance for loan losses (non-covered) / nonaccrual non-covered loans (3)	69.92%	90.80%	153.04%	—	—
Nonperforming non-covered assets / non-covered loans and non-covered other real estate (3)	8.06%	3.77%	0.98%	—	—

Capital ratios
Leverage ratio	8.12%	8.93%	12.54%	—	—
Tier 1 risk-based capital ratio	14.40%	14.82%	18.92%	—	—
Total risk-based capital ratio	15.58%	16.03%	20.00%	—	—

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes assets covered by FDIC shared-loss agreements.

Historical Financial Information of BOE as Predecessor

	Period ended	For the Years Ended December 31
	5/31/2008	2007	2006
		(dollars in thousands, except per share amounts)
Summary balance sheet data:
Assets	$317,803	$302,431	$281,378
Investment securities	58,898	57,304	60,516
Loans	233,353	221,549	196,891
Allowance for loan losses	2,729	2,595	2,400
Deposits	256,382	244,593	230,865
Other borrowed funds	27,141	24,276	19,331
Stockholders’ equity	29,681	30,110	28,047
Summary results of operations data:
Interest and dividend income	$7,775	$18,694	$16,734
Interest expense	3,745	8,695	6,972

Net interest income	4,030	9,999	9,762
Provision for loan losses	200	6	125

Net interest income after provision for loan losses	3,830	9,993	9,637

Noninterest income	854	1,958	2,251
Noninterest expense	4,882	8,763	7,893

(Loss) income from continuing operations before income taxes	(198)	3,188	3,995
Income tax (benefit) expense	(10)	580	872

Net income (loss)	$(188)	$2,608	$3,123

Per share data:
Net income (loss) per share - basic	$(0.15)	$2.16	$2.60
Net income (loss) per share - diluted	$(0.15)	$2.15	$2.58
Book value	$24.46	$24.84	$23.22
Weighted average number of shares outstanding	1,213,285	1,214,944	1,210,922
Operating ratios:
Loan to deposit ratio	91.02%	90.58%	85.28%
Asset quality ratios:
Allowance for loan losses to nonperforming assets	687.41%	2276.32%	2352.94%
Allowance for loan losses to total loans	1.17%	1.17%	1.22%
Nonperforming assets to total loans	0.17%	0.05%	0.05%
Capital ratios: (1)
Leverage ratio	11.00%	11.40%	11.70%
Tier 1 risk-based capital ratio	14.30%	14.70%	15.40%
Total risk-based capital ratio	15.20%	15.70%	16.40%

(1)	Capital ratios for May 31, 2008 period were taken from March 31, 2008 data.

Historical Financial Information of TFC as Predecessor

	Period ended	For the Years Ended December 31
	5/31/2008	2007	2006
		(dollars in thousands, except per share amounts)
Summary balance sheet data:
Assets	$270,053	$238,271	$198,445
Investment securities	11,285	16,643	35,017
Loans	241,880	205,480	151,399
Allowance for loan losses	3,426	3,036	2,065
Deposits	232,134	203,598	164,973
Other borrowed funds	5,218	—	2,017
Stockholders’ equity	28,387	33,233	30,553
Summary results of operations data:
Interest and dividend income	$7,111	$17,143	$14,307
Interest expense	3,318	6,676	4,958

Net interest income	3,793	10,467	9,349
Provision for loan losses	1,348	1,686	493

Net interest income after provision for loan losses	2,445	8,781	8,856
Noninterest income	429	1,110	1,011
Noninterest expense	8,229	10,643	8,933

(Loss) income from continuing operations before income taxes	(5,355)	(752)	934
Income tax (benefit) expense	(1,454)	(3,325)	15

Net income (loss) from continuing operations	(3,901)	2,573	919
Net loss from discontinued operations	—	(77)	(802)

Net income (loss)	$(3,901)	$2,496	$117

Per share data:
Net income (loss) per share from continuing operations - basic and diluted	$(0.85)	$0.56	$0.20
Net income (loss) per share - basic and diluted	$(0.85)	$0.54	$0.03
Book value	$6.19	$7.24	$6.67
Weighted average number of shares outstanding	4,586,741	4,586,741	4,581,741
Operating ratios:
Loan to deposit ratio	104.20%	100.92%	91.78%
Asset quality ratios:
Allowance for loan losses to nonperforming assets	87.53%	142.2%	214.86%
Allowance for loan losses to total loans	1.42%	1.48%	1.36%
Nonperforming assets to total loans	1.62%	1.04%	0.63%
Capital ratios: (1)
Leverage ratio	13.36%	13.61%	15.86%
Tier 1 risk-based capital ratio	13.64%	13.95%	17.16%
Total risk-based capital ratio	14.89%	15.20%	18.32%

(1)	Capital ratios for May 31, 2008 period were taken from March 31, 2008 data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTION ABOUT FORWARD LOOKING STATEMENTS

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

In the third quarter of 2010, the Company refined the factors used to calculate the FASB ASC 450, Contingencies, component of the allowance for loan loss to include more quantifiable information supported by current economic data. The analysis consists of these components: a) linear regression analysis of historical loss data provided by the FDIC, b) historical losses for the Company since inception on May 31, 2008, c) risk grade migrations and delinquency migrations of the loan portfolio, and d) an unallocated component to capture management’s view of the overall impact of those factors discussed in the above paragraph. This revision had an impact of a decrease to the amount of allowance for loan losses on non-covered loans of approximately $500,000.

Allowance for Loan Losses on Covered Loans

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

The Company evaluated the acquired covered loans and has elected to account for them under ASC 310-30.

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

Goodwill and Other Intangible Assets

The Company adopted FASB ASC 350, Intangibles - Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill impairment charges of $5.727 million and $31.949 million were realized in 2010 and 2009, respectively. All of the Company’s goodwill has been impaired and the carrying value at 12/31/10 is $0. There were no goodwill impairment charges in 2008. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Any branch acquisition transactions were outside the scope of ASC 350 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of ASC 350. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $2.261 million for the year ended December 31, 2010, $2.241 million for the year ended December 31, 2009 and $975,000 for the year ended December 31, 2008. The core deposit intangible is evaluated for impairment in accordance with ASC 350. The Company did not record any goodwill or other intangible prior to the TFC and BOE mergers.

OVERVIEW

As of December 31, 2010, the Company had total assets aggregating $1.116 billion versus $1.227 billion at the prior year end, representing a decrease of $111.129 million, or 9.06%. The decrease in assets for the year was the direct result of a decrease in non-covered and covered loans. Non-covered loans aggregated $525.548 million at December 31, 2010 compared with $578.629 million at December 31, 2009, representing a decrease of $53.081 million, or 9.17%. Loans covered by FDIC shared-loss agreements totaled $115.537 million at December 31, 2010 compared with $150.935 million at December 31, 2009, representing a decrease of $35.398 million, or 23.45%.

The securities portfolio increased $6.550 million, or 2.18% to aggregate $307.501 million at December 31, 2010 compared with $300.951 million at December 31, 2009. As of December 31, 2010 the Company had Federal funds sold of $2.000 million compared with $0 at December 31, 2009.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the December 31, 2010 and December 31, 2009 AFS portfolio was $215.560 and $179.440 million, respectively. At December 31, 2010, the Company had a net unrealized loss in the AFS portfolio of $219,000 versus a net unrealized gain of $3.079 million at December 31, 2009.

Total deposits declined $69.677 million, or 6.76%, to aggregate $961.725 million at December 31, 2010. This decrease was attributed to management lowering rates among all regions as loan demand remained weak, in an attempt to restructure the deposit mix away from higher priced time deposits and more into lower cost transactional accounts. The Company’s total loan-to-deposit ratio was 66.7% at December 31, 2010 compared to 70.7% at December 31, 2009.

The Company had Federal Home Loan Bank (FHLB) advances aggregating $37.000 million at December 31, 2010 and 2009. Stockholders’ equity aggregated $107.127 million at December 31, 2010 compared with $131.102 million at December 31, 2009. The decline in stockholders’ equity was driven by a $5.727 million non-cash impairment of goodwill taken during the year coupled with $27.363 million of provision for loan losses, which drove the net loss in 2010. Total equity represented 9.60% and 10.69% of total assets at December 31, 2010 and 2009, respectively.

RESULTS OF OPERATIONS

Net income for 2009 reflects a full twelve months for the Company of consolidated operations for the holding company and the banking subsidiary, while net income for 2008 reflects five months for the Company and seven months of consolidated operations for the holding company and the banking subsidiary..

From its inception until consummation of the acquisitions of TFC and BOE on May 31, 2008, the Company was a special purpose acquisition company, as described above, and had no substantial operations. Accordingly, since the Company’s operating activities prior to the acquisitions were insignificant relative to those of TFC and BOE, management believes that both TFC and BOE are the Company’s predecessors. Management has reached this conclusion based upon an evaluation of facts and circumstances, including the historical life of each of TFC and BOE, the historical level of operations of each of TFC and BOE, the purchase price paid for each of TFC and BOE and the fact that the consolidated Company’s operations, revenues and expenses after the acquisitions are most similar in all respects to those of TFC’s and BOE’s historical periods. Accordingly, the consolidated financial statements for the Predecessor Entities for the five months ended May 31, 2008 have been presented.

Net Income

For the year ended December 31, 2010, the Company recorded a net loss available to common shareholders of $22.071 million compared with a net loss of $30.804 million for 2009. Basic and fully diluted earnings per share were ($1.03) for 2010 versus ($1.43) for 2009, respectively. Losses for both years were primarily driven by two factors: $27.363 million and $19.089 million in loan loss provisions in 2010 and 2009, respectively, and non-tax deductible impairment of goodwill charges of $5.727 million in 2010 and $31.949 million in 2009.

For the year ended December 31, 2009, the Company recorded a net loss available to common shareholders of $30.804 million compared with net income of $1.223 million for 2008. Basic and fully diluted earnings per share were ($1.43) for 2009 versus $0.07 for 2008, respectively. The net loss for the year of 2009 was primarily driven by two non-cash goodwill impairment charges aggregating $31.949 million taken during the second and fourth quarters, coupled with $19.089 million in loan loss provisions for the year. These items were offset by a gain of $20.255 million on the SFSB transaction.

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

For the year ended December 31, 2010, net interest income was $40.537 million, which generated a tax equivalent net interest margin of 4.10%. The net interest margin is defined as net interest income divided by average interest-earning assets. The Bank’s net interest margin improved 27 basis points during 2010, from 3.83% in 2009, mainly from management lowering the cost of funds throughout the year.

For the year ended December 31, 2009, net interest income was $39.386 million, which generated a tax equivalent net interest margin of 3.83%.. The Bank’s net interest margin improved 22 basis points during 2009 from 3.61%, or $14.775 million in 2008, primarily from improved yields on earning assets. Most notably, the yields related to the fair market value of loans acquired from SFSB enhanced the margin. Concurrently, management proactively managed the deposit base in three states, lowering the overall cost of funds during the year.

Interest and fees on non-covered loans decreased $2.575 million, or 7.15%, to aggregate $33.444 million during 2010. Interest and fee income on covered loans equaled $13.759 million during 2010. In total, loan interest income continues to be the largest component driving the net interest margin. Cost of interest bearing liabilities totaled $18.389 million during 2010 of which interest on deposits was $17.041 million. This compares with $25.134 million in total interest expense and $23.717 million in interest on deposits, respectively in 2009.

Interest and fees on non-covered loans increased $16.325 million, or 82.90%, to aggregate $36.019 million during 2009. Interest and fee income on covered loans equaled $15.139 million during 2009. Total interest expense totaled $25.134 million during 2009 of which interest on deposits was $23.717 million. This compares with $8.560 million in total interest expense and $7.695 million in interest on deposits, respectively in 2008.

Net interest income was $14.775 million for the year ended December 31, 2008. Interest and fee income on loans equaled $19.694 million at December 31, 2008 and represented the largest component of interest income, despite a relatively low volume of loans relative to deposits at December 31, 2008. Total interest expense was primarily driven by deposit expense of $7.695 million during 2008.

The Company’s total loan to deposit ratio was 66.67% at December 31, 2010 versus 70.74% at December 31, 2009. The ratio decreased during 2010 due to a decline in overall loan balances as management focused on the remediation of problem credits, but was partially offset by a decline in deposits, as management focused on lowering the cost of funds.

The Company’s total loan to deposit ratio was 70.74% at December 31, 2009 versus 64.90% at December 31, 2008. The ratio increased during 2009 due to the new loans acquired during the SFSB acquisition. As noted in the prior year, this ratio was affected during the fourth quarter of 2008 by the TCB transaction which accounted for $305.197 million of deposits at December 31, 2008. These excess funds were primarily invested in U. S. Government and agency securities.

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

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

(Dollars in thousands)

	Twelve months ended December 31, 2010			Twelve months ended December 31, 2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS:
Loans, including fees	$562,381	$33,444	5.95%	$554,875	$36,019	6.49%
Loans covered by FDIC loss share	132,492	13,759	10.38%	161,243	15,139	9.39%

Total loans	694,873	47,203	6.79%	716,118	51,158	7.14%
Interest bearing bank balances	20,443	100	0.49%	21,542	296	1.38%
Federal funds sold	4,906	9	0.20%	16,567	37	0.22%
Investments (taxable)	227,560	8,486	3.73%	228,871	9,635	4.21%
Investments (tax exempt) (1)	81,214	4,740	5.84%	90,209	5,142	5.70%

Total earning assets	1,028,996	60,538	5.88%	1,073,307	66,268	6.17%
Allowance for loan losses	(28,345)			(12,022)
Non-earning assets	197,109			199,245

Total assets	$1,197,760			$1,260,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand — interest bearing	$226,235	$1,525	0.67%	$196,259	$1,933	0.98%
Savings	62,513	356	0.57%	55,626	468	0.84%
Time deposits	674,961	15,160	2.25%	727,085	21,316	2.93%

Total deposits	963,709	17,041	1.77%	978,970	23,717	2.42%
Fed funds purchased	548	3	0.56%	971	8	0.82%
FHLB and other borrowings	41,475	1,345	3.24%	43,048	1,409	3.27%

Total interest-bearing liabilities	1,005,732	18,389	1.83%	1,022,989	25,134	2.46%

Non-interest bearing deposits	63,352			62,034
Other liabilities	8,902			21,012

Total liabilities	1,077,986			1,106,035
Stockholders’ equity	119,774			154,495

Total liabilities and stockholders’ equity	$1,197,760			$1,260,530

Net interest earnings (tax equivalent)		$42,149			$41,134

Interest spread			4.05%			3.71%

Net interest margin			4.10%			3.83%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

(Dollars in thousands)

	2010 compared to 2009
	Increase (Decrease)
	Volume	Rate	Total
Interest Income:
Loans, including fees	$487	$(3,062)	$(2,575)
Loans covered by FDIC loss share	(2,700)	1,320	(1,380)
Interest bearing bank balances	(15)	(181)	(196)
Federal funds sold	(26)	(2)	(28)
Investments	(420)	(995)	(1,415)

Total Earning Assets	(2,674)	(2,920)	(5,594)
Interest Expense:
Demand deposits	294	(702)	(408)
Savings deposits	58	(170)	(112)
Time deposits	(1,527)	(4,629)	(6,156)

Total deposits	(1,175)	(5,501)	(6,676)
Other borrowed funds	(64)	(5)	(69)

Total interest-bearing Liabilities	(1,239)	(5,506)	(6,745)

Net increase (decrease) in net interest income	$(1,435)	$2,586	$1,151

Noninterest Income

For the year ended December 31, 2010, noninterest income was $1.644 million compared with $26.240 million for the year ended December 31, 2009. The magnitude of the $24.596 million change year over year was due to the one-time $20.255 million pre-tax gain related to the acquisition of SFSB in 2009. Excluding the one-time gain in 2009, noninterest income would have been $5.985 million for the year, which would have resulted in a decline in noninterest income of $4.341 million when comparing the year end periods.

Other noninterest income for the year ended December 31, 2010 included net write-downs and losses of $849,000 on covered other real estate in the FDIC acquired SFSB portfolio, comprised of $4.244 million of write-downs and sales offset by $3.395 million due from the FDIC. The net amount reflects the Company’s 20% loss portion under the shared loss agreements with the FDIC.

In addition, lower than expected losses in the covered loan portfolio resulted in a reduction of the FDIC indemnification asset of $3.165 million during 2010. These losses are partially offset by increased loan yield on covered loans presented in the net interest margin calculation. Service charges on deposit accounts were $2.464 million for the year ended December 31, 2010 compared with $2.506 million for the year ended December 31, 2009. Securities gains totaled $3.588 million for the year ended December 31, 2010 compared with $856,000 for the year ended December 31, 2009.

Noninterest income was $1.780 million for the year-ended December 31, 2008. Service charges on deposit accounts were $1.185 million and other noninterest income was $629,000. The largest components of service charge income were derived from NSF fees which aggregated $780,000 and deposit ATM fees which totaled $274,000 during 2008. The largest components of other noninterest income during 2008 were evidenced in Bank owned life insurance income of $161,000 and investment advisory fees of $72,000.

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

The Company incurred $27.363 million in provision for loan losses for non-covered loans for the year ended December 31, 2010 and a $19.089 million provision for the year ended December 31, 2009, an increase of $8.274 million, or 43.34%. The ratio of the allowance for loan losses to nonperforming non-covered loans was 69.2% at December 31, 2010 compared with 89.7% at December 31, 2009. The ratio of allowance for loan losses to total non-covered loans was 4.86% at December 31, 2010 compared with 3.14% at December 31, 2009. . Net charge-offs were $19.160 million during 2010 compared with $7.859 million during 2009. The increase in charge-offs during 2010 was mainly the result of more aggressive action taken related to non-performing loans

The increase to the loan loss reserves as a percentage of total non-covered loans during 2010 reflects economic conditions that have continued to show signs of deterioration for classified assets. The significant loan loss provision for the year was due primarily to an increase in non-performing loans of $16.7 million since December 31, 2009 and a desire to further insulate from the economic downturn.

Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.

For the year ended December 31, 2009, loan loss provisions were $19.089 million versus $2.572 million recorded for the seven months ended December 31, 2008. The ratio of the allowance for loan losses to nonperforming non-covered loans was 89.7% at December 31, 2009 compared with 140.7% at December 31, 2008. The ratio of allowance for loan losses to total non-covered loans was 3.14% at December 31, 2009 compared with 1.33% at December 31, 2008. Net charge-offs were $7.859 million during 2009 versus $938,000 during 2008.

At the end of 2008, the Company had not integrated to a point where its predecessor banks were operating with consistent allowance for loan losses and risk grade methodologies. In March 2009, the Company’s new chief credit officer began a review of the Company’s risk rating definitions, allowance methodology and recognition of impaired loans, including the calculation of the impairment. During 2009, the Company made a number of improvements to better recognize these issues and amounts. The redefinition of the allowance for loan losses and risk grade methodologies resulted in more precise calculations that, in turn, resulted in the trend of an increasing ratio of allowance for loan losses to total loans coupled with a decreasing ratio of allowance for loan losses to nonperforming loans noted above from December 31, 2008 to 2009.

Significant increases have been made to the loan loss reserve since the third quarter of 2009 as economic conditions continued to show signs of deterioration, which necessitated further provisions for impairments of classified assets. The most notable impetus for the provision was evidenced in one borrowing relationship which was previously impaired and on the Bank’s watch list. Current information related to unwinding that credit necessitated further impairment which amounted to approximately 50% of the provision during the third quarter and subsequent charge-off in the fourth quarter. After a $3.0 million charge-off in the fourth quarter, the amount of this loan outstanding at December 31, 2009 was $4.246 million, with specific allowance of $62,000. The loan was placed on non-accrual status during June of 2009. The loan, classified as commercial/residential real estate development which was originated approximately 10 years ago, is collateralized by real estate. The most recent appraisal on the underlying collateral dated April 2009 equaled $9.0 million. Other evaluation procedures included discussions with professionals knowledgeable with similar developments and potential buyers and sellers. The remaining balance of the provision during the third and fourth quarters of the year was attributable to downgraded credits and further insulation from the economic downturn. Management continues to monitor the loan portfolio closely and make appropriate adjustments using the Company’s internal risk rating system.

For the year ended December 31, 2010, a provision for loan losses on the covered loan portfolio of $880,000 established an allowance for covered loan losses of the same amount. This provision was due solely to timing differences in expected cash flows, not an increase in expected losses. This provision occurred in the second quarter of 2010 and is in accordance with ASC 310-30.

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

Noninterest Expenses

For the year ended December 31, 2010, noninterest expenses aggregated $45.253 million compared with $75.960 million for the year ended December 31, 2009. The largest component of the 40.43% decrease was the $31.949 million in goodwill impairment charges during 2009. Excluding the goodwill impairment charges of $5.727 million and $31.949 million during 2010 and 2009, respectively, total noninterest expense declined $4.485 million or 10.19%. Salary and employee benefits were $19.190 million at December 31, 2010 versus $21.967 million at December 31, 2009, a decrease of $2.777 million, or 12.64%. Lowersalary and employee benefit expense was the direct result of management implementing an expense reduction initiative that included the elimination of certain management level positions and the planned centralization of remaining support services from the Maryland and Georgia operations to the Company’s Virginia headquarters.

During 2009, noninterest expenses were $75.960 million; inclusive of the aforementioned $31.949 million in goodwill impairment charges. Salaries and employee benefits were $21.967 million and represented 49.91% of noninterest expense, exclusive of the goodwill impairment charge. During 2009, the management team expanded, providing additional depth to the management of the Company, during a time of rapid growth.

In February 2010, the Company approved two transaction-based bonus awards in the aggregate amount of $2.986 million to the Company’s then chief strategic officer. The approval of the bonus awards was made pursuant to a provision in the officer’s employment agreement that provides for a cash bonus payment for financial advisory and other services that the officer renders in connection with the negotiation and consummation of a merger or other business combination or the acquisition of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to the officer’s services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of TCB in November 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB in January 2009. The amounts of the bonuses are based on, with respect to the TCB transaction, the total amount of non-brokered deposits that the Bank assumed in that transaction and, with respect to the SFSB transaction, the total amount of loans and other assets that the Bank acquired in that transaction, and the Company looked closely at a number of factors, including the value that each of the transactions provided the Company, in approving the bonuses. In accordance with generally accepted accounting principles, the Company reflected these bonuses in the financial statements for the year and three months ended December 31, 2009. See Note 27 to the Company’s financial information for additional information with respect to these bonus awards.

Other noninterest expense costs during 2010 included other operating expenses of $6.774 million, data processing fees of $2.306 million, occupancy expenses of $2.948 million, FDIC assessments of $2.395 million, amortization of core deposit intangibles of $2.261 million, professional fees of $1.802 million, equipment expense of $1.394 million, and legal fees of $456,000.

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

Income Taxes

The Company recorded an income tax benefit of $9.442 million for 2010 compared to income tax expense of $404,000 and $133,000 for the years ended December 31, 2009 and 2008, respectively.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2010 in accordance with ASC 740, Income Taxes., Based on a three year taxable income projection and tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. The Company had a net deferred tax liability for the years ended December 31, 2009 and December 2008.

Income tax expense during 2009 relative to the net operating loss is directly attributable to the goodwill impairment charges taken during the year and the Company’s inability to use it as a tax deduction, despite the substantial reduction to earnings.

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

The Company maintains a list of non-covered loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2010, nonperforming assets totaled $42.849 million and net charge-offs were $19.109 million. This compares with nonperforming assets of $21.844 million and net charge-offs of $7.859 million for the year ended December 31, 2009.

Nonperforming non-covered loans increased $16.663 million during 2010, attributable to approximately $27.689 million being placed in nonaccrual status. Approximately $17.305 million of these additions relate to loans for commercial real estate and construction and land development, which are secured by real estate. The remaining increase in nonperforming loans during 2010 are all smaller credit relationships. These loans are primarily commercial real estate, construction and land development, and residential real estate and are secured by real estate. There were approximately $10.600 million in charge-offs taken relating primarily to commercial real estate, construction and land development, and residential real estate loans during 2010.

Nonperforming non-covered loans increased $15.327 million during 2009, primarily attributable to eight credit relationships aggregating approximately $14.928 million being placed in nonaccrual status. These borrowers are commercial/ residential land developers and their loans are secured by real estate. Approximately $3.0 million related to these loans was charged-off in the fourth quarter of 2009. The remaining increase in nonperforming loans during 2009 was all smaller credit relationships. These creditors were primarily commercial/residential land developers with loans secured by real estate.

The Company has excluded “watch/special mention” loans, for each reporting period beginning with and after the fourth quarter of 2009 from its definition of impaired loans. Watch loans are not reported as impaired loans because this status is considered a temporary rating until the potential weaknesses are confirmed and/or corrected, at which time the loans will either be upgraded to a “pass” grade or downgraded to Substandard or Doubtful. A loan should not remain in the watch category for more than six to nine months. The affect of this change resulted in a decrease in impaired loans of $68.9 million in the fourth quarter of 2009. The calculation of allowance for loan loss is not affected as these loans were appropriately included in the ASC 450-20 (formerly FAS 5) analysis with no specific reserve established.

During the second quarter of 2010, the Company added a new risk grade, Special Mention, to its risk grade methodology, which expanded the risk grades from eight to nine. The Company defines the population of potentially impaired loans as those classified as Substandard and Doubtful. The addition of the new risk grade had no material impact on the dollar amount of Substandard and Doubtful loans.

As a part of its risk grade migration plan, the Company hired an independent third party to evaluate, confirm and classify approximately 65% of the non-covered loan portfolio because of the new risk grade and consisting of the following described loans: all loans or loan relationships of $1 million or greater, all acquisition development and construction loans of $250,000 or greater, watch loans and classified/impaired loans $500,000 or greater, and a statistical sampling of all other loans with an exposure between $250,000 and $1 million. As a result of this credit review there was a migration of approximately $44.7 million from Special Mention into Substandard and Doubtful that are the impaired loan categories.

The above mentioned changes increased the dollar amount of impaired loans reported in the second quarter of 2010. These loans were analyzed pursuant to ASC 310 and incrementally increased the allowance for loans losses in the amount of $6.7 million.

In the fourth quarter of 2010, the Company determined that as a result of credit downgrades due to perceived credit weakness its risk grade definition that had previously comprised impaired loans (Substandard and Doubtful) included some loans that were not impaired under generally accepted accounting principles (GAAP). The GAAP definition states that an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. As a consequence, the Company has determined that it has inadvertently overstated the amount of impaired loans during the second and third quarters of 2010, by $76 million and $77 million, respectively (based on the definition used at December 31, 2010) as the substandard and doubtful loans included loans rated such due to collateral deficiencies or financial documentation weaknesses which did not in itself indicate impairment. Notwithstanding this situation, the Company does not believe that this misstatement had any material impact on the allowance for loan losses calculation as the portion of the allowance for unimpaired loans would have increased as a result of the weaknesses identified.

The Company has modified its application of the definition of impaired loans to include all non-accrual loans, all Doubtful loans that are not on non-accrual status and all Substandard loans that are more than 60 days delinquent as of the statement date. On an on-going basis beginning with the first quarter of 2011, the Company will review all Substandard and Doubtful loans (excluding loans less than $100K) pursuant to and specifically for compliance with the accounting definition of impairment as described above as well as loans with other risk characteristics

The Company has identified a material weakness related to its process of identifying impaired loans. As part of the remediation of this material weakness, the Company continues to review its process for identifying impaired loans. To the extent the process is revised and impacts our allowance for loan loss calculation as a change in estimate, the Company will specifically identify the change in estimate that has been recorded based on this process.

The following table sets forth selected asset quality data and ratios with respect to our non-covered assets of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Nonaccrual loans	$36,532	$20,011
Loans 90 days past due and accruing interest	389	247

Total nonperforming loans	$36,921	$20,258
Other real estate owned (OREO) - non-covered	5,928	1,586

Total nonperforming non-covered assets	$42,849	$21,844

Accruing troubled debt restructure loans	$4,007	$—
Nonperforming non-covered assets to non-covered loans and non-covered OREO	8.06%	3.77%
Allowance for loan losses to nonperforming non-covered loans	69.18%	89.69%

At December 31, 2010, the Company had 37construction and land development credit relationships. The borrowers under 32 of these relationships are residential land developers, and the borrowers under the remaining five are commercial land developers. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. Two relationships representing a total outstanding balance of $3.421 million were more than 50% and less than 75% complete, 11 relationships representing a total outstanding balance of $7.367 million were more than 75% and less than 100% complete, and 24 relationships representing a total outstanding balance of $6.066 million were 100% complete. The total amount of the credit exposure outstanding at December 31, 2010 was $16.854 million.

During the year ended 2010, the Company charged off $7.933 million with respect to 16 of these relationships, three of which were commercial land borrowers in the amount of $3.411 million. The total amount of the allowance to loan losses attributed to all 37 relationships was $3.393 million at December 31, 2010, or 20.1% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section above for further discussion. As part of the impairment analysis that the Company performs as part of its allowance methodology, the Company ordered appraisals during 2010 for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At December 31, 2010, the Company had 15 loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. One of these loans was restructured using multiple new loans. The aggregated outstanding principal at that date of these loans was $10.459 million of which $6.452 million was classified as nonaccural.

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

A further breakout of nonaccrual loans, excluding covered loans, at December 31, 2010 and 2009 is below:

	December 31, 2010			December 31, 2009
	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans	Amount of Non Accrual	Non Covered Loans	Percentage of Non Covered Loans
Mortgage loans on real estate
Residential 1-4 family	$9,600	$137,522	6.98%	$4,750	$146,141	3.25%
Commercial	7,181	205,034	3.50%	3,861	188,991	2.04%
Construction and land development	16,854	103,763	16.24%	10,115	144,297	7.01%
Second mortgages	218	9,680	2.25%	194	13,935	1.39%
Multifamily	—	9,831	0.00%	—	11,995	0.00%
Agriculture	—	3,820	0.00%	—	5,516	0.00%

Total real estate loans	33,853	469,650	7.21%	18,920	510,875	3.70%
Commercial loans	2,619	44,368	5.90%	174	42,157	0.41%
Consumer installment loans
Personal	60	9,811	0.61%	910	14,145	6.43%
All other loans	—	1,993	0.00%	7	12,205	0.06%

Gross loans	$36,352	$525,822	6.95%	$20,011	$579,382	3.45%

See Note 4 to the Company’s financial statements for information related to the allowance for loan losses. As of December 31, 2010 and December 31, 2009, total impaired non-covered loans equaled $44.974 million and $56.456 million, respectively.

Asset Quality –covered assets

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool. An impairment charge of $880,000 was posted to the allowance for loan losses as of December 31, 2010 and no impairment charge was taken as of December 31, 2009.

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by FDIC shared-loss agreement, at December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Nonaccrual covered loans (1)	$21,986	$49,906
Fair value adjustment	(12,430)	(22,199)

Nonaccrual covered loans at fair value	9,556	27,707
Other real estate owned (OREO) - covered	9,889	12,822

Total nonperforming covered assets	$19,445	$40,529

(1)	Amount is based on contractual book value. Contractual book value of total covered loans is $242.0 million. In accordance with ASC 310, covered loans are recorded at fair market value of $115.5 million $150.9 million at December 31, 2010 and 2009, respectively.

For more information regarding the FDIC shared-loss agreements, see the discussion of the allowance for covered loans under the “Critical Accounting Policies” section of this document.

As of December 31, 2010 and 2009, the outstanding balance of the covered loans is $191,476 and $242,016, respectively. The carrying amount as of December 31, 2010 and 2009 is comprised of the following (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$99,312	85.96%	$119,065	78.88%
Commercial	2,800	2.42	5,835	3.87
Construction and land development	5,751	4.98	17,020	11.28
Second mortgages	7,542	6.53	8,194	5.43
Multifamily	38	0.03	—	—
Agriculture	—	—	627	0.41

Total real estate loans	115,443	99.92%	150,741	99.87%
Commercial loans	—	—	—	—
Consumer installment loans	94	0.08	194	0.13
All other loans	—	—	—	—

Gross covered loans	$115,537	100.00%	$150,935	100.00%

Capital Requirements

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company.

The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles.. “Tier 2 Capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. “Total Capital” is defined as Tier 1 Capital plus Tier 2 Capital. Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Tier 1 risk-based capital” is Tier 1 Capital divided by risk-weighted assets. “Total risk-based capital” is Total Capital divided by risk-weighted assets. The leverage ratio is Tier 1 Capital divided by total average assets.

The Company’s ratio of total capital to risk-weighted assets was 15.58% on December 31, 2010. The ratio of Tier 1 Capital to risk-weighted assets was 14.40% on December 31, 2010. The Company’s leverage ratio (Tier 1 capital to average adjusted total assets) was 8.12% on December 31, 2010.

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

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 21 to the Consolidated Financial Statements . In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.34% and 3.89% during 2010 and 2009, respectively.

Loans

Total loans, including FDIC covered loans, at December 31, 2010 were $641.085 million, a decrease of $88.479 million, or 12.13%, compared with $729.564 million at December 31, 2009. The fair value of covered loans aggregated $115.537 million and $150.935 million at December 31, 2010 and 2009, respectively. Accordingly, the non-covered loan portfolio decreased $53.081 million, or 9.17% during 2010. The decline in loan volume within the non-covered loan portfolio was the direct result of $19.109 million in net charge-offs coupled with loan run-off and an overall decrease in loan demand. The Company is aggressively working to change the mix of the non-covered portfolio away from large construction and land development loans and more into commercial and consumer secured installment loans.

Asset growth during 2009 was centered in loans related to the SFSB transaction (the “covered loans”). Total loans, including FDIC covered loans, at December 31, 2009 were $729.564 million, an increase of $206.266 million, or 39.42%, compared with $523.298 million at December 31, 2008. The fair value of SFSB loans aggregated $150.935 million at December 31, 2009. Accordingly, the non-covered loan portfolio increased $55.331 million, or 10.57%, during the year. Of this amount, approximately $21 million of additional loans were purchased from the FDIC during 2009 related to the TCB transaction in 2008.

The following table indicates the total dollar amount of loans outstanding and the percentage of gross loans as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	2010
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$137,522	26.15%	$99,312	85.96%	$236,834	36.92%
Commercial	205,034	38.99%	2,800	2.42%	207,834	32.40%
Construction and land development	103,763	19.73%	5,751	4.98%	109,514	17.08%
Second mortgages	9,680	1.84%	7,542	6.53%	17,222	2.69%
Multifamily	9,831	1.87%	38	0.03%	9,869	1.54%
Agriculture	3,820	0.73%	—	—	3,820	0.60%

Total real estate loans	469,650	89.31%	115,443	99.92%	585,093	91.23%
Commercial loans	44,368	8.44%	—	—	44,368	6.92%
Consumer installment loans
Personal	9,811	1.87%	94	0.08%	9,905	1.54%
All other loans	1,993	0.38%	—	—	1,993	0.31%

Gross loans	525,822	100.00%	115,537	100.00%	641,359	100.00%

Less unearned income on loans	(274)		—		(274)

Loans, net of unearned income	$525,548		$115,537		$641,085

	2009
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$146,141	25.22%	$119,065	78.88%	$265,206	36.31%
Commercial	188,991	32.62%	5,835	3.87%	194,826	26.68%
Construction and land development	144,297	24.91%	17,020	11.28%	161,317	22.09%
Second mortgages	13,935	2.41%	8,194	5.43%	22,129	3.03%
Multifamily	11,995	2.07%	—	—	11,995	1.64%
Agriculture	5,516	0.95%	627	0.41%	6,143	0.84%

Total real estate loans	510,875	88.18%	150,741	99.87%	661,616	90.59%
Commercial loans	42,157	7.28%	—	—	42,157	5.77%
Consumer installment loans
Personal	14,145	2.44%	194	0.13%	14,339	1.97%
All other loans	12,205	2.10%	—	—	12,205	1.67%

Gross loans	579,382	100.00%	150,935	100.00%	730,317	100.00%

Less unearned income on loans	(753)		—		(753)

Loans, net of unearned income	$578,629		$150,935		$729,564

The Company has a significant portion of its loan portfolio in real estate secured borrowings. The following table indicates the contractual maturity of commercial and real estate construction loans as of December 31, 2010:

	Non-covered loans		Covered loans
(dollars in thousands)	Commercial	Real Estate Construction	Commercial	Real Estate Construction
Within 1 year	$26,949	$86,446	$—	$706

Variable Rate
One to Five Years	$2,635	$3,152	$—	$211
After Five Years	473	3,833	—	4,425

Total	$3,108	$6,985	$—	$4,636

Fixed Rate
One to Five Years	$12,852	$10,156	$—	$153
After Five Years	1,459	176	—	256

Total	$14,311	$10,332	$—	$409

Total Maturities	$44,368	$103,763	$—	$5,751

Most of the 1-4 family residential loans have contractual maturities exceeding five years.

Allowance for Credit Losses on Non-covered loans

The following table indicates the dollar amount of the allowance for loan losses, including charge-offs and recoveries by loan type as of December 31 and related ratios:

(Dollars in thousands)
	2010	2009
Balance, beginning of year	$18,169	$6,939
Allowance from acquired predecessor banks	—	—
Loans charged-off:
Commercial	2,125	434
Real estate	17,307	7,753
Consumer and other loans	628	414

Total loans charged-off	20,060	8,601
Recoveries:
Commercial	178	22
Real estate	691	614
Consumer and other loans	82	106

Total recoveries	951	742

Net charge-offs (recoveries)	19,109	7,859
Provision for loan losses	26,483	19,089
Balance, end of year	$25,543	$18,169

Allowance for loan losses to non-covered loans	4.86%	3.14%
Net charge-offs (recoveries) to average non-covered loans	3.40%	1.42%
Allowance to nonperforming non-covered loans	69.18%	89.69%

During 2010, the Bank’s net charge-offs increased $11.250 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2010: 10.19% for commercial loans, 86.95% for real estate loans, and 2.86% for consumer loans.

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

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to non-covered loans as of December 31, 2010 and December 31, 2009 (dollars in thousands):

	2010		2009
	amount	%(1)	amount	%(1)
Commercial	$2,691	8.44%	$2,442	7.28%
Real estate construction and land development	10,039	19.73%	4,972	24.91%
Real estate mortgage	12,481	69.58%	10,284	63.27%
Consumer and other	332	2.25%	471	4.54%

	$25,543	100.0%	$18,169	100.0%

(1)	The percent represents the loan balance divided by total non-covered loans.

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

Securities

As of December 31, 2010, securities equaled $307.501 million, an increase of $6.550 million, or 2.18%, from the prior year. At December 31, 2010, the Company had securities designated available for sale of $215.560 million and held to maturity of $84.771 million, with equity securities totaling $7.170 million. The increase in the securities portfolio was due to the decline in total loan demand, as excess deposit balances were invested accordingly. The Company realized gains on securities of $2.368 million, net of tax, in 2010, primarily through the fourth quarter sale of longer term tax-exempt municipal and agency mortgage-backed securities, and reinvested in shorter term U.S. Treasury bonds, thus enhancing risk-based capital ratios and protecting against potential future interest rate risk.

The Company invests funds in securities primarily to provide liquidity while earning income. At December 31, 2009 the investment portfolio aggregated $300.951 million increasing 2.90%, or $8.482 million, from the prior year. While investment growth was nominal in dollars during 2009, the composition of the securities portfolio shifted from being heavily concentrated in mortgage backed-securities to state county and municipal securities. This shift in the securities mix was made in an effort to maximize earnings without compromising the credit quality of the portfolio. At December 31, 2009, the Company had securities designated available for sale of $179.440 million, and held to maturity of $113.165 million, with equity securities totaling $8.346 million. The Company does not hold as investments any trust preferred securities, private label CMO’s, or other esoteric instruments that have evidenced credit deterioration throughout the financial industry.

The following table summarizes the securities portfolio, except restricted stock and equity securities, by issuer as of the dates indicated (available for sale securities are not adjusted for unrealized gains or losses):

	December 31
	2010	2009
(amortized cost)	(Dollars in thousands)
US government and agency securities	$90,849	$18,141
Obligations of states and political subdivisions	82,935	117,928
Corporate and other securities	4,578	2,535
Mortgage-backed securities	122,188	149,730

	$300,550	$288,334

The following table summarizes the securities portfolio by contractual maturity and issuer, including their weighted average yields as of December 31, 2010, excluding restricted stock (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury Issue and other U.S. Government agencies
Amortized Cost	$4,936	$85,413	$500	$—	$90,849
Fair Value	5,099	84,002	473	—	89,574
Weighted Avg Yield	3.73%	1.25%	3.00%	—	1.39%
State, county and municipal
Amortized Cost	4,059	20,977	45,245	12,654	82,935
Fair Value	4,089	21,569	45,998	12,441	84,097
Weighted Avg Yield	5.38%	5.00%	5.17%	5.01%	5.17%
Corporate and other securities
Amortized Cost	1,252	3,326	—	—	4,578
Fair Value	1,263	3,315	—	—	4,578
Weighted Avg Yield	4.55%	1.58%	—	—	2.39%
Mortgage Backed securities
Amortized Cost	4,866	53,841	61,781	1,700	122,188
Fair Value	5,046	55,945	63,535	1,810	126,336
Weighted Avg Yield	3.17%	3.66%	4.10%	5.68%	3.89%
Total
Amortized Cost	15,113	163,557	107,526	14,354	300,550
Fair Value	15,497	164,832	110,006	14,251	304,586
Weighted Avg Yield	4.06%	2.53%	4.59%	5.09%	3.47%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 are as follows (dollars in thousands):

	2010
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$90,849	$246	$(1,521)	$89.574
State, county and municipal	69,865	1,219	(749)	70,335
Corporate and other securities	3,576	14	(17)	3,573
Mortgage backed securities	51,489	610	(21)	52,078

Total securities available for sale	$215,779	$2,089	$(2,308)	$215,560

Securities Held to Maturity
State, county and municipal	$13,070	$693	$—	$13,763
Corporate and other securities	1,002	3	—	1,005
Mortgage backed securities	70,699	3,559	—	74,258

Total securities held to maturity	$84,771	$4,255	$—	$89,026

	2009
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corporate and other securities	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial institution securities	1,192	113	(437)	868

Total securities available for sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corporate and other securities	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total securities held to maturity	$113,165	$3,855	$(12)	$117,008

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31, 2010 and 2009 (dollars in thousands):

	2010			2009
	Average Balance Sheet	Interest Expense	Average Rates Paid	Average Balance Sheet	Interest Expense	Average Rates Paid
NOW	$98,535	$274	0.28%	$110,677	$710	0.64%
MMDA	127,700	1,248	0.98%	85,582	1,223	1.43%
Savings	62,513	356	0.57%	55,626	468	0.84%
Time deposits less than $100,000	419,358	9,325	2.22%	487,455	15,110	3.10%
Time deposits $100,000 and over	255,603	5,837	2.28%	239,630	6,206	2.59%

Total deposits	$963,709	$17,041	1.77%	$978,970	$23,717	2.42%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following tables summarize the contractual maturity of time deposits, including those $100,000 or more, as of December 31, 2010:

Scheduled maturities of time deposits

Total
(Dollars in thousands)
2011	$430,855
2012	99,281
2013	40,931
2014	8,773
2015	21,563

Total	$601,403

Maturities of time deposits of $100,000 and over

	Total	% of Deposits
	(Dollars in thousands)
Within 3 months	$56,947	5.9%
3-6 months	38,369	4.0%
6-12 months	72,986	7.6%
over 12 months	65,768	6.8%

Total	$234,070	24.3%

Other Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks. Long-term borrowings are obtained through the FHLB of Atlanta. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2010	2009
Short-term:
Fed Funds purchased	$—	$8,999

Maximum month-end outstanding balance	$6,000	$8,999
Average outstanding balance during the year	$548	$971
Average interest rate during the year	0.56%	0.82%
Average interest rate at end of year	—	0.60%

Long-term:
Federal Home Loan Bank advances	$37,000	$37,000

Maximum month-end outstanding balance	$41,000	$74,900
Average outstanding balance during the year	$37,351	$38,904
Average interest rate during the year	3.23%	3.23%
Average interest rate at end of year	3.21%	3.21%

Maturities	Fixed Rate
2011	$—
2012	22,000
2013	10,000
2014	—
2015	5,000
Thereafter	—

Total	$37,000

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At December 31, 2010, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $32.9 million versus $29.8 million at December 31, 2009.

Summary of Liquid Assets

	December 31,
	2010	2009
	(Dollars in thousands)
Cash and due from banks	$8,604	$13,575
Interest bearing bank deposits	22,777	18,660
Federal funds sold	2,000	—
Available for sale securities, at fair value, unpledged	177,527	169,432

Total liquid assets	$210,908	$201,667

Deposits and other liabilities	1,008,467	1,095,621
Ratio of liquid assets to deposits and other liabilities	20.91%	18.40%

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

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of BOE, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2010 and 2009 was 3.34% and 3.89%, respectively. Since May 31, 2008 through December 31, 2008, the average interest rate was 6.33%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2010 and December 31, 2009, all trust preferred notes were included in Tier 1 capital.

The following table shows the Company’s capital ratios:

	As of December 31
(Dollars in thousands)	2010		2009
	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
CBTC consolidated	$99,707	15.58%	$116,410	16.03%
Essex Bank	98,700	15.49%	117,008	16.15%
Tier 1 Capital to risk weighted assets
CBTC consolidated	92,114	14.40%	107,603	14.82%
Essex Bank	91,138	14.30%	108,223	14.94%
Tier 1 Capital to average adjusted assets
CBTC consolidated	92,114	8.12%	107,603	8.93%
Essex Bank	91,138	8.04%	108,223	9.01%

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

	Year Ended December 31
	2010	2009
Return on average assets	(1.75%)	(2.37%)
Return on average equity	(17.53%)	(19.31%)
Dividend payout ratio	(3.89%)	(11.15%)
Average equity to average asset ratio	10.00%	12.26%

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, is as follows (dollars in thousands):

	2010	2009
Commitments with off-balance sheet risk:
Commitments to extend credit	$63,659	$88,668
Standby letters of credit	12,114	15,284

Total commitments with off-balance sheet risk	$75,773	$103,952

Commitments with balance sheet risk:
Loans held for sale	$—	$—

Total commitments with balance sheet risk	—	—

Total other commitments	$75,773	$103,952

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

A summary of the Corporation’s contractual obligations at December 31, 2010 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years
					More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,000	—	32,000	5,000	—
Operating leases	6,846	630	1,034	443	4,739

Total contractual obligations	$47,970	$630	$33,034	$5,443	$8,863

Non GAAP Measures

Beginning January 1, 2009, business combinations must be accounted for under ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as acquisition of SFSB were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2010, core deposit intangible assets and goodwill totaled $14.819 million and $0, respectively, compared with $17.080 million and $5.727 million, respectively, in 2009.

In reporting the results of 2010, 2009 and 2008 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. In addition, the most significant impact on the Company’s GAAP earnings in 2009 arose from the goodwill impairment charge described earlier in this section. The goodwill impairment charge was a non-cash, traditionally non-recurring item that created the GAAP loss for the year, and thus the supplemental performance measures exclude this item. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings per share was $(0.64) for the year ended December 31, 2010 compared with $0.17 in 2009 and $0.11 in 2008. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2010 was (16.60%) and (1.17%), respectively, compared with 3.74% and 0.30%, respectively, in 2009, and 4.61% and 0.42%, respectively, in 2008.

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

	2010	2009	2008
Net (loss) income	$(20,993)	$(29,827)	$1,223
Plus: core deposit intangible amortization, net of tax	1,492	1,479	645
Plus: goodwill impairment	5,727	31,949	—

Non-GAAP operating earnings	$(13,774)	$3,601	$1,868

Average assets	$1,197,760	$1,260,530	$484,205
Less: average goodwill	2,885	22,547	30,462
Less: average core deposit intangibles	15,995	17,961	8,830

Average tangible assets	$1,178,880	$1,220,022	$444,913

Average equity	$119,775	$154,495	$80,352
Less: average goodwill	2,885	22,547	30,462
Less: average core deposit intangibles	15,995	17,961	8,830
Less: average preferred equity	17,936	17,775	533

Average tangible common equity	$82,959	$96,212	$40,527

Weighted average shares outstanding, diluted	21,468	21,468	17,518
Non-GAAP earnings per share, diluted	$(0.64)	$0.17	$0.11
Average tangible common equity/average tangible assets	7.04%	7.89%	9.11%
Non-GAAP return on average tangible assets	1.17%)	0.30%	0.42%
Non-GAAP return on average tangible common equity	(16.60%)	3.74%	4.61%

SUPPLEMENTAL INFORMATION ON PREDECESSOR ENTITIES

The following information represents a discussion and analysis of the results of operations of each of the Company’s Predecessor Entities for the five months ended May 31, 2008.

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

Net interest income was $4.0 million for the five months ended May 31, 2008. Net interest margin was 3.62%. During this period, the Federal Reserve decreased interest rates.

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

The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at December 31, 2010:

	Change in net interest income
	2010		2009
	%	$	%	$
Change in Yield curve
+200 bp	(3.2)%	(1,161)	(3.4)%	(1,453)
+100 bp	(2.0)%	(733)	(2.3)%	(994)
most likely	0%	—	0%	—
–100 bp	5.8%	2,120	3.7%	1,568
–200 bp	11.8%	4,266	8.4%	3,598

At December 31, 2010, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 3.2%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 11.8%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Our report dated March 31, 2011 expressed an opinion that Community Bankers Trust Corporation and subsidiary had not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

We have identified a material weakness related to the process of determining impaired loans. During 2010 management changed the criteria used to define impaired loans. This change in criteria resulted in many loans being identified as impaired that did not meet the definition under Generally Accepted Accounting Principles.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 31, 2011 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and December 31, 2009 and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 31, 2011 expressed an unqualified opinion.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

March 31, 2011

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2010 and 2009

	(Dollars in thousands)
	2010	2009
ASSETS
Cash and due from banks	$8,604	$13,575
Interest bearing bank deposits	22,777	18,660
Federal funds sold	2,000	—

Total cash and cash equivalents	33,381	32,235

Securities available for sale, at fair value	215,560	179,440
Securities held to maturity, at cost (fair value of $89,026 and $117,008, respectively)	84,771	113,165
Equity securities, restricted, at cost	7,170	8,346

Total securities	307,501	300,951

Loans not covered by FDIC shared loss agreement	525,548	578,629
Loans covered by FDIC shared loss agreement	115,537	150,935

Total loans	641,085	729,564
Allowance for loan losses (non-covered loans of $25,543 and $18,169, respectively; covered loans of $829 and $0, respectively)	(26,372)	(18,169)

Net loans	614,713	711,395

FDIC indemnification asset	58,369	76,107
Bank premises and equipment, net	35,587	37,105
Other real estate owned, covered by FDIC shared loss agreement	9,889	12,822
Other real estate owned, non-covered	5,928	1,586
Bank owned life insurance	6,829	6,534
FDIC receivable under shared loss agreement	7,250	7,950
Core deposit intangibles, net	14,819	17,080
Goodwill	—	5,727
Other assets	21,328	17,231

Total assets	$1,115,594	$1,226,723

LIABILITIES
Deposits:
Noninterest bearing	$62,359	$62,198
Interest bearing	899,366	969,204

Total deposits	961,725	1,031,402

Federal funds purchased	—	8,999
Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	5,618	14,096

Total liabilities	1,008,467	1,095,621

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(660)	(854)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	143,999	143,999
Retained deficit	(54,999)	(32,511)
Accumulated other comprehensive income	(145)	1,536

Total stockholders’ equity	107,127	131,102

Total liabilities and stockholders’ equity	$1,115,594	$1,226,723

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2010, 2009 and 2008 (dollars and shares in thousands, except per share data)

	2010	2009	2008
Interest and dividend income
Interest and fees on non-covered loans	$33,444	$36,019	$19,694
Interest and fees on FDIC covered loans	13,759	15,139	—
Interest on federal funds sold	9	37	90
Interest on deposits in other banks	100	296	356
Interest and dividends on securities
Taxable	8,486	9,635	2,297
Nontaxable	3,128	3,394	898

Total interest and dividend income	58,926	64,520	23,335
Interest expense
Interest on deposits	17,041	23,717	7,695
Interest on federal funds purchased	3	8	131
Interest on other borrowed funds	1,345	1,409	734

Total interest expense	18,389	25,134	8,560

Net interest income	40,537	39,386	14,775
Provision for loan losses	27,363	19,089	2,572

Net interest income after provision for loan losses	13,174	20,297	12,203

Noninterest income
Service charges on deposit accounts	2,464	2,506	1,185
Gain on bank acquisition transaction	—	20,255	—
Gain (loss) on securities transactions, net	3,588	856	—
Gain (loss) on sale of other real estate, net	(5,052)	656	(34)
Other	644	1,967	629

Total noninterest income	1,644	26,240	1,780

Noninterest expense
Salaries and employee benefits	19,190	21,967	5,590
Occupancy expenses	2,948	2,662	884
Equipment expenses	1,394	1,595	665
Legal fees	456	1,002	429
Professional fees	1,802	2,012	226
FDIC assessment	2,395	2,904	239
Data processing fees	2,306	2,837	499
Amortization of intangibles	2,261	2,241	975
Impairment of goodwill	5,727	31,949	—
Other operating expenses	6,774	6,791	3,120

Total noninterest expense	45,253	75,960	12,627

Income (loss) before income taxes	(30,435)	(29,423)	1,356
Income tax benefit (expense)	9,442	(404)	(133)

Net (loss) income	$(20,993)	$(29,827)	$1,223
Dividends accrued on preferred stock	442	800	—
Accretion of discount on preferred stock	194	177	—
Accumulated preferred dividends	442	—	—

Net loss available to common stockholders	$(22,071)	$(30,804)	$1,223

Net loss per share — basic	$(1.03)	$(1.43)	$0.07

Net loss per share — diluted	$(1.03)	$(1.43)	$0.07

Weighted average number of shares outstanding
basic	21,468	21,468	16,430
diluted	21,468	21,468	17,518

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands)

	Preferred Stock	Warrants	Discount on Preferred Stock			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
				Common Stock
				Shares	Amount
Balance December 31, 2007	$—	$—	$—	9,375	$94	$42,989	$2,229	$—	$45,312
Issuance of preferred stock and related warrants	17,680	1,037	(1,037)	—	—	—	—	—	17,680
Amortization of preferred stock warrants	—	—	6	—	—	—	(6)	—	—
Redemption of shares related to appraisal rights	—	—	—	(2)	—	(11)	—	—	(11)
Transfer of shares previously subject to conversion	—	—	—	—		11,690	—	—	11,690
Issuance of stock related to business combination	—	—	—	13,502	135	100,769	—	—	100,904
Issuance of options and stock awards related to business combination	—	—	—	—	—	1,487	—	—	1,487
Redemption of shares, net of fractional shares	—	—	—	(1,407)	(14)	(10,813)	—	—	(10,827)
Repurchase of warrants	—	—	—	—	—	(35)	—	—	(35)

Comprehensive income:
Net income	—	—	—	—	—	—	1,223	—	1,223
Change in unrealized gain in investment securities, net of tax of $238	—	—	—	—	—	—	—	(462)	(462)
Change in funded status of pension plan, net of tax of $413	—	—	—	—	—	—	—	(803)	(803)

Total comprehensive income (loss)									(42)
Dividends paid on common stock ($.08 per share)	—	—	—	—	—	—	(1,755)	—	(1,755)

Balance December 31, 2008	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403
Amortization of preferred stock warrants			177				(177)		—
Reclassification for preferred stock dividends	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	(2,077)	—	—	(2,077)
Dividend paid on preferred stock	—	—	—	—	—	—	(800)	—	(800)
Comprehensive income:
Net loss	—	—	—	—	—	—	(29,827)	—	(29,827)
Change in net unrealized gain or loss in investment securities, net of tax of $1,576	—	—	—	—	—	—	—	3,059	3,059

Less: Reclassification adjustment for gain on securities sold, net of tax of $291	—	—	—	—	—	—	—	(565)	(565)
Change in funded status of pension plan, net of tax of $158	—	—	—	—	—	—	—	307	307

Total comprehensive income (loss)	—	—	—	—	—	—	—		(27,026)
Dividends paid on common stock ($.16 per share)	—	—	—	—	—	—	(3,435)	—	(3,435)

Balance December 31, 2009	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,511)	$1,536	$131,102

Amortization of preferred stock warrants	—	—	194	—	—	—	(194)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:	—	—	—	—	—	—		—
Net loss							(20,993)	—	(20,993)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in unrealized gain/loss in investment securities, net of tax of $2,338	—	—	—	—	—	—	—	(4,539)	(4,539)
Less: Reclassification adjustment for gain on securities sold, net of tax of $1,064	—	—	—	—	—	—	—	2,065	2,065
Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303
Change in funded status of pension plan, net of tax of $539	—	—	—	—	—	—	—	496	1,046

Total comprehensive loss									(22,674)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance December 31, 2010	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(20,993)	$(29,827)	$1,223
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	4,270	4,227	1,663
Provision for loan losses	27,363	19,089	2,572
Deferred tax (benefit) expense	(9,637)	336	110
Amortization of security premiums and accretion of discounts, net	1,752	1,833	117
Net decrease in loans held for sale	—	200	506
Net gain on SFSB transaction	—	(20,255)	—
Impairment of goodwill	5,727	31,949	—
Net (gain) on sale of securities	(3,588)	(856)	—
Net loss (gain) on sale of other real estate owned	5,052	(656)	34
Changes in assets and liabilities:
Decrease (increase) in other assets	23,910	(6,172)	(6,860)
(Decrease) increase in accrued expenses and other liabilities	(6,982)	(6,509)	5,357

Net cash provided by (used in) operating activities	26,874	(6,641)	4,722

Investing activities:
Proceeds from securities sales, calls, maturities and paydowns	166,116	170,294	68,562
Proceeds from sale of other real estate	6,855	—	—
Purchase of securities	(173,805)	(168,949)	(204,549)
Net decrease (increase) in loans excluding covered loans	26,499	(65,296)	(48,034)
Net decrease in loans covered by FDIC shared-loss agreement	27,919	47,318	—
Principal recoveries of loans previously charged off	1,156	742	42
Purchase of premises and equipment, net	(491)	(14,944)	(2,655)
Securities acquired in bank acquisition	—	—	(29,420)
Cash acquired in bank acquisitions	—	54,717	10,016

Net cash provided by (used in) investing activities	54,249	23,882	(206,038)

Financing activities:
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(69,677)	(77,701)	9,689
Net increase (decrease) in federal funds purchased	(8,999)	8,999	(10,335)
Increase in deposits from bank acquisition	—	—	305,197
Net increase (decrease) in Federal Home Loan Bank advances	—	(38,425)	20,000
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	(2,077)	(46)
Cash dividends paid	(1,301)	(4,235)	(1,755)
Issuance of preferred stock	—	—	17,680
Cash paid to shareholders for converted shares	—	—	(10,843)

Net cash provided by (used in) financing activities	(79,977)	(113,439)	329,587

Net increase (decrease) in cash and cash equivalents	1,146	(96,198)	128,271

Cash and cash equivalents:
Beginning of the period	32,235	128,433	162

End of the period	$33,381	$32,235	$128,433

Supplemental disclosures of cash flow information:
Interest paid	$19,472	$26,819	$5,780
Income taxes paid	250	269	406
Transfers of other real estate owned property	13,745	1,363	223
Non-cash transactions related to business combinations
Increase in assets and liabilities:
Loans	$—	$198,253	$471,864
Other real estate owned	—	9,416	179
Securities	—	7,410	71,123
FDIC indemnification assets	—	84,584	—
Fixed assets	—	37	22,145
Other assets	—	10,332	61,340
Deposits	—	302,756	491,462
Borrowings	—	37,525	32,359
Other Liabilities	—	1,757	10,216

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. FASB ASC 810, Consolidation requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at December 31, 2010 and 2009. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks, interest-bearing bank balances, and federal funds sold.

Restricted Cash

The Bank is required to maintain average reserve balances based on a percentage of deposits. The average balance of cash, which the Federal Reserve Bank requires to be on reserve, was $25,000 for the years ended December 31, 2010 and 2009.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A significant portion of the loan portfolio is represented by 1-4 family residential mortgage loans. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Allowance for Loan Losses on Non-covered loans

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their xamination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

In the third quarter of 2010, the Company refined the factors used to calculate the FASB ASC 450, Contingencies, component of the allowance for loan loss to include more quantifiable information supported by current economic data. The analysis consists of these components: a) linear regression analysis of historical loss data provided by the FDIC, b) historical losses for the Company since inception on May 31, 2008, c) risk grade migrations and delinquency migrations of the loan portfolio, and d) an unallocated component to capture management’s view of the overall impact of those factors discussed in the above paragraph. This revision had an impact of a decrease to the amount of allowance for loan losses on non-covered loans of approximately $500,000.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The Company has made an estimate of the total cash flows it expects to collect from each pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows it expects to collect from the pool is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through allowance for loan loss. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $5,928,000 and $1,586,000 in other real estate, non-covered at December 31, 2010 and 2009, respectively, and $9,889,000 and $12,822,000 in other real estate, covered at December 31, 2010 and 2009, respectively.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. The Company followed ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life. Core deposit intangible are evaluated for impairment in accordance with ASC 350.

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $345,000, $494,000, and $308,000 for 2010, 2009, and 2008, respectively.

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

As of December 31, 2010 and 2009, the Company did not have any tax benefit disallowed under FASB ASC 740, Income Taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $3.4 million. Management expects to utilize all of these carryforward amounts prior to expiration.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2006 through 2010 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. Preferred stock was issued on December 19, 2008. The Company declared and paid $442,000 and $800,000 in dividends on preferred stock in 2010 and 2009, respectively. No dividend was declared on this stock during 2008.

`COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Stock-Based Compensation

Prior to the Company’s mergers with BOE and TFC, both of these entities had stock-based compensation plans. In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 14 for details regarding these plans.

Recent Accounting Pronouncements

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB and the Bank. Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $362 million in loans (based on contract value) and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired. The Bank has entered into shared-loss agreements with the FDIC with respect to certain assets acquired. These are referred to as covered assets. Refer to Notes 4 and 5 for further discussion on covered loans and the FDIC shared-loss agreements. In relation to this acquisition, the Company followed the acquisition method of accounting as outlined in FASB ASC 805, Business Combinations. Management relied on external analyses by appraisers in determining the fair value of assets acquired and liabilities assumed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, projected cash flows relating to certain acquired loans, the value of the indemnification asset, and the valuation of deferred tax assets.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentations.

Correction of an Immaterial Error

During the fourth quarter of 2010, the Company discovered an immaterial error in the purchase accounting entries related to the BOE merger. It was determined that a liability related to a change in control provision in the directors and executive officers retirement plans had inadvertently been omitted. Correction of this error would have resulted in an increase to goodwill related to the transaction in the amount of $492,000 and consequently, an increase in the impairment charge taken in May 2009. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), the Company has determined this error to be immaterial and has therefore chosen to revise the December 31, 2009 financials presented in this document. SAB 108 does not require restatement of previously filed financial statements for corrections of immaterial errors.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 2. Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 are as follows (dollars in thousands):

	2010
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$90,849	$246	$(1,521)	$89,574
State, county and municipal	69,865	1,219	(749)	70,335
Corporate and other securities	3,576	14	(17)	3,573
Mortgage backed securities	51,489	610	(21)	52,078

Total securities available for sale	$215,779	$2,089	$(2,308)	$215,560

Securities Held to Maturity
State, county and municipal	$13,070	$693	$—	$13,763
Corporate and other securities	1,002	3	—	1,005
Mortgage backed securities	70,699	3,559	—	74,258

Total securities held to maturity	$84,771	$4,255	$—	$89,026

	2009
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corporate and other securities	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial institution securities	1,192	113	(437)	868

Total securities available for sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corporate and other securities	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total securities held to maturity	$113,165	$3,855	$(12)	$117,008

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $5.8 million with an amortized cost of $5.8 million as of December 31, 2010 and $13.3 million with an amortized cost of $13.1 million as of December 31, 2009. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $3.9 million with an amortized cost of $4.0 million as of December 31, 2010 and $41.0 million with an amortized cost of $39.8 million as of December 31, 2009. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $54.3 million with a fair value of $57.0 million as of December 31, 2010 and $76.6 million with a fair value of $79.2 million as of December 31, 2009.

In estimating other than temporary impairment (OTTI) losses, management considers, the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. As of December 31, 2010 and December 31, 2009, there were no investments held that had other than temporary impairment losses.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Presented below is a summary of securities with unrealized losses segregated at December 31:

	2010
(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury issue and other U.S. Government agencies	$83,989	$(1,521)	$—	$—	$83,989	$(1,521)
State, county and municipal	19,103	(644)	818	(105)	19,921	(749)
Corporate and other securities	3,059	(17)	—	—	3,059	(17)
Mortgage backed securities	3,695	(21)	—	—	3,695	(21)

Total securities	$109,846	$(2,203)	$818	$(105)	$110,664	$(2,308)

	2009
(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury issue and other U.S. Government agencies	$1,078	$(1)	$—	$—	$1,078	$(1)
State, county and municipal	25,771	(514)	1,948	(47)	27,719	(561)
Corporate and other securities	—	—	—	—	—	—
Mortgage backed securities	4,897	(8)	615	(3)	5,512	(11)
Financial institution securities	1,127	(437)	—	—	1,127	(437)

Total securities	$32,873	$(960)	$2,563	$(50)	$35,436	$(1,010)

The unrealized losses (impairments) in the investment portfolio as of December 31, 2010 and 2009 are generally a result of market fluctuations that occur daily. The unrealized losses are from 61 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

The amortized cost and fair value of securities as of December 31, 2010, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,653	$5,831	$9,459	$9,665
Due after one year through five years	46,222	48,427	117,335	116,406
Due after five years through ten years	31,195	32,958	76,331	77,048
Due after ten years	1,701	1,810	12,654	12,441

Total securities	$84,771	$89,026	$215,779	$215,560

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Proceeds from sales	$113,149	$68,469	$110
Proceeds from call, maturities and paydowns	52,967	101,825	68,452

Total proceeds	$166,116	$170,294	$68,562

Gross realized gains	$4,538	$1,122	$—
Gross realized losses	(491)	(266)	—
OTTI	(459)	—	—

Net realized gain	$3,588	$856	$—

Securities with amortized costs of $36.596 million and $30.103 million at December 31, 2010 and 2009, respectively were pledged to secure public deposits and for other purposes required or permitted by law. On December 31, 2010 and 2009, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans excluding covered loans

The loan portfolio excluding covered loans (non-covered loans) consisted of various loan types as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$137,522	26.15%	$146,141	25.22%
Commercial	205,034	38.99	188,991	32.62
Construction and land development	103,763	19.73	144,297	24.91
Second mortgages	9,680	1.84	13,935	2.41
Multifamily	9,831	1.87	11,995	2.07
Agriculture	3,820	0.73	5,516	0.95

Total real estate loans	469,650	89.31	510,875	88.18
Commercial loans	44,368	8.44	42,157	7.28
Consumer installment loans	9,811	1.87	14,145	2.44
All other loans	1,993	0.38	12,205	2.10

Gross loans	525,822	100.00%	579,382	100.00%

Less unearned income on loans	(274)		(753)

Non-covered loans, net of unearned income	$525,548		$578,629

At December 31, 2010 and 2009, the Company’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience of the former banks. Management identified loans subject to impairment in accordance with ASC 310.

At December 31, 2010 and 2009, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

For the year ended December 31, 2010, the total amount of interest reserves recognized as interest income on construction loans with interest reserves, all of which was capitalized interest recorded in the Company’s loan portfolio, was $584,000. There were no construction loans with interest reserves that were nonperforming at December 31, 2010.

The following is a summary of information for impaired and nonaccrual loans at December 31, 2010 and 2009 (dollars in thousands):

(dollars in thousands)	December 31
	2010	2009
Impaired loans without a valuation allowance	$24,518	$23,109
Impaired loans with a valuation allowance	20,456	33,347

Total impaired loans	$44,974	$56,456

Valuation allowance related to impaired loans	$7,666	$8,779
Total nonaccrual loans	36,532	20,011
Total loans ninety days or more past due and still accruing	389	247
Average investment in impaired loans	47,907	45,692
Interest income recognized on impaired loans	142	2,213
Interest income recognized on a cash basis on impaired loans	142	2,213

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during the period ended December 31, 2010 and 2009. For the period ended December 31, 2010 and 2009, estimated interest income of $2.9 million and $977,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information related to impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,886	$5,858	$1,558	$28
Commercial	3,314	3,314	901	—
Construction and land development	9,189	9,094	3,605	95
Second mortgages	165	161	161	4
Multifamily	—	—	—	—
Agriculture	294	288	100	6

Total real estate loans	18,848	18,715	6,325	133
Commercial loans	1,741	1,741	1,341	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation	$20,589	$20,456	$7,666	$133

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,666	$5,662	$—	$4
Commercial	3,867	3,867	—	—
Construction and land development	13,776	13,774	—	2
Second mortgages	218	218	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	23,527	23,521	—	6
Commercial loans	909	907	—	2
Consumer installment loans	91	90	—	1
All other loans	—	—	—	—

Subtotal impaired loans without valuation	$24,527	$24,518	$—	$9

Total:
Mortgage loans on real estate:
Residential 1-4 family	$11,552	$11,520	$1,558	$32
Commercial	7,181	7,181	901	—
Construction and land development	22,965	22,868	3,605	97
Second mortgages	383	379	161	4
Multifamily	—	—	—	—
Agriculture	294	288	100	6

Total real estate loans	42,375	42,236	6,325	139
Commercial loans	2,650	2,648	1,341	2
Consumer installment loans	91	90	—	1
All other loans	—	—	—	—

Total impaired loans	$45,116	$44,974	$7,666	$142

The recorded investment in impaired loans includes the unpaid principal balance of the loans plus the interest income recognized during the time within that period that the loans were impaired.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes non-accrual loans by category (dollars in thousands):

	December 31
	2010	2009
Mortgage loans on real estate:
Residential 1-4 family	$9,600	$4,750
Commercial	7,181	3,861
Construction and land development	16,854	10,115
Second mortgages	218	194
Multifamily	—	—
Agriculture	—	—

Total real estate loans	33,853	18,920
Commercial loans	2,619	174
Consumer installment loans	60	910
All other loans	—	7

Total loans	$36,532	$20,011

Substandard and doubtful loans still accruing interest are loans that management expects to ultimately collect all principle and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2010 and 2009 is set forth in the table below (dollars in thousands):

	December 31, 2010	December 31, 2009
Nonaccruals	$36,532	$20,011
Substandard and still accruing	8,088	35,952
Doubtful and still accruing	354	493

Total impaired	$44,974	$56,456

Impaired loans at December 31, 2009 included a significant portion of substandard accruing loans for which sufficient weaknesses existed warranting their classification as impaired. Changes in this category at December 31, 2010 reflect the subsequent improvement in the performance of these loans or reclassification to nonaccural.

The following table presents an age analysis of past due status of loans by category (dollars in thousands):

	December 31, 2010
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$3,444	$9,989	$13,433	$124,089	$137,522	$389
Commercial	1,711	7,181	8,892	196,142	205,034	—
Construction and land development	8,241	16,854	25,095	78,668	103,763	—
Second mortgages	194	218	412	9,268	9,680	—
Multifamily	—	—	—	9,831	9,831	—
Agriculture	288	—	288	3,532	3,820	—

Total real estate loans	13,878	34,242	48,120	421,530	469,650	389
Commercial loans	610	2,619	3,229	41,139	44,368	—
Consumer installment loans	121	60	181	9,630	9,811	—
All other loans	—	—	—	1,993	1,993	—

Total loans	$14,609	$36,921	$51,530	$474,292	$525,822	$389

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Activity in the allowance for loan losses on non-covered loans for the twelve months ended December 31, 2010 and 2009, was comprised of the following (dollars in thousands):

	December 31
	2010	2009
Balance, beginning of year	$18,169	$6,939
Loans charged off	(20,060)	(8,601)
Recoveries of loans charged off	951	742
Provision for loan losses	26,483	19,089

Balance at end of period	$25,543	$18,169

The following table presents information on the non-covered loans evaluated for impairment in the allowance for loan losses (dollars in thousands):

	December 31, 2010
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,753	$3,509	$6,262	$14,347	$123,175	$137,522
Commercial	2,967	2,320	5,287	48,552	156,482	205,034
Construction and land development	5,392	4,647	10,039	39,712	64,051	103,763
Second mortgages	179	227	406	339	9,341	9,680
Multifamily	—	260	260	—	9,831	9,831
Agriculture	174	92	266	1,027	2,793	3,820

Total real estate loans	11,465	11,055	22,520	103,977	365,673	469,650
Commercial loans	1,347	1,344	2,691	4,975	39,393	44,368
Consumer installment loans	30	227	257	209	9,602	9,811
All other loans	—	75	75	—	1,993	1,993

Total loans	$12,842	$12,701	$25,543	$109,161	$416,661	$525,822

Loans individually evaluated for impairment include all loans reviewed regardless of whether or not they were deemed impaired.

The following table present charge-offs and recoveries for non-covered loans by loan category for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year ended December 31, 2010			Year ended December 31, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$2,461	$(1)	$2,460	$778	$—	$778
Commercial	1,352	(508)	844	1,456	(50)	1,406
Construction and land development	12,759	(103)	12,656	5,258	(563)	4,695
Second mortgages	360	(79)	281	248	(1)	247
Multifamily	375	—	375	—	—	—
Agriculture	—	—	—	13	—	13

Total real estate loans	17,307	(691)	16,616	7,753	(614)	7,139
Commercial loans	2,125	(178)	1,947	434	(22)	412
Consumer installment loans	497	(19)	478	170	(74)	96
All other loans	131	(63)	68	244	(32)	212

Total non-covered loans	$20,060	$(951)	$19,109	$8,601	$(742)	$7,859

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass related loan is not adversely classified, as it does not display any of the characteristics for adverse classification.

Special Mention - A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.

Substandard - A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful - A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

The following table presents the composition of non-covered loans by credit quality indicator at December 31, 2010 (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$112,595	$8,444	$13,839	$2,644	$137,522
Commercial	140,064	15,619	48,816	535	205,034
Construction and land development	45,448	17,156	39,183	1,976	103,763
Second mortgages	8,615	550	352	163	9,680
Multifamily	6,726	3,105	—	—	9,831
Agriculture	2,440	345	1,035	—	3,820

Total real estate loans	315,888	45,219	103,225	5,318	469,650
Commercial loans	36,452	1,506	4,604	1,806	44,368
Consumer installment loans	9,028	471	278	34	9,811
All other loans	1,993	—	—	—	1,993

Total loans	$363,361	$47,196	$108,107	$7,158	$525,822

Note 4. Covered Loans

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB acquisition (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, was analogized to meet the criteria of ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2010 and 2009, the outstanding balance of the covered loans is $191,476 and $242,016, respectively. The carrying amount as of December 31, 2010 and 2009 is comprised of the following (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$99,312	85.96%	$119,065	78.88%
Commercial	2,800	2.42	5,835	3.87
Construction and land development	5,751	4.98	17,020	11.28
Second mortgages	7,542	6.53	8,194	5.43
Multifamily	38	0.03	—	—
Agriculture	—	—	627	0.41

Total real estate loans	115,443	99.92%	150,741	99.87%
Commercial loans	—	—	—	—
Consumer installment loans	94	0.08	194	0.13
All other loans	—	—	—	—

Gross covered loans	$115,537	100.00%	$150,935	100.00%

Activity in the allowance for loan losses on covered loans for the years ended December 31, 2010 and 2009, was comprised of the following (dollars in thousands):

	December 31, 2010	December 31, 2009
Beginning allowance	$—	$—
Provision for loan losses	880	—
Recoveries of loans charged off	205	—
Loans charged off	(256)	—

Allowance at end of period	$829	$—

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2010 (dollars in thousands):

	December 31, 2010
	Allowance for loan losses	Recorded Investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$526	$99,312
Commercial	303	2,800
Construction and land development	—	5,751
Second mortgages	—	7,542
Multifamily	—	38
Agriculture	—	—

Total real estate loans	829	115,443
Commercial loans	—	—
Consumer installment loans	—	94
All other loans	—	—

Total loans	$829	$115,537

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table present charge-offs and recoveries for covered loans by loan category for the years ended December 31, 2010 and 2009 (dollars in thousands) Recoveries are in fact reimbursements received from the FDIC under the shared-loss agreement:

	Year ended December 31, 2010			Year ended December 31, 2009
	Charge-offs	Recoveries	Net Charge-offs	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Construction and land development	256	(205)	51	—	—	—
Second mortgages	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—

Total real estate loans	256	(205)	51	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—

Total non-covered loans	$256	$(205)	$51	$—	$—	$—

The change in the accretable yield balance since January 1, 2009 is as follows:

Balance at January 1, 2009	$—
Additions	61,023
Less accretion	(15,139)
Reclassification from (to) Nonaccretable Yield	10,908

Balance at December 31, 2009	$56,792
Additions	—
Less accretion	(13,759)
Reclassification from (to) Nonaccretable Yield	32,685

Balance at December 31, 2010	$75,718

These loans are not classified as nonperforming assets at December 31, 2010 as the loans are accounted for on a pooled basis and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. There was no allowance for loan losses recorded on covered loans at December 31, 2009.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

In addition to the premium amortization, the balance of the FDIC indemnification asset is affected by expected payments from the FDIC. Under the terms of the shared-loss agreements, the FDIC will reimburse the Company for loss events incurred related to the covered loan portfolio. These events include such things as future writedowns due to decreases in the fair market value of other real estate owned (OREO), net loan charge-offs and recoveries, and net gains and losses on OREO sales.

The following tables present the balances of the FDIC indemnification asset related to the SFSB transaction at December 31, 2010 and 2009 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at PV	FDIC Indeminifcation Asset Total
January 1, 2009	$108,735	$86,988	$(2,404)	$84,584
Increases:
Writedown of OREO property to FMV		—		—
Amortization of discount			662	662
Decreases:
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries		(4,929)		(4,929)
OREO sales		(4,210)		(4,210)
Reimbursements requested from FDIC		—		—
Reforecasted Change in Anticipated Expected Losses		(6,759)	6,759	—

December 31, 2009	88,943	71,090	5,017	76,107
Increases:
Writedown of OREO property to FMV		2,422		2,422
Decreases:
Net accretion of premium			(3,165)	(3,165)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries		(6,817)		(6,817)
OREO sales		(7,086)		(7,086)
Reimbursements requested from FDIC		(3,092)		(3,092)
Reforecasted Change in Anticipated Expected Losses		(19,517)	19,517	—

December 31, 2010	$46,250	$37,000	$21,369	$58,369

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows:

(dollars in thousands)	December 31
	2010	2009
Land	$11,108	$11,108
Land improvements and buildings	23,649	23,398
Leasehold improvements	54	54
Furniture and equipment	5,259	4,790
Construction in progress	45	269

Total	40,115	39,619
Less accumulated depreciation and amortization	(4,528)	(2,514)

Bank premises and equipment, net	$35,587	$37,105

Depreciation expense for the year ended December 31, 2010, 2009, and 2008 amounted to $2,009,000, $1,986,000 and $640,000, respectively.

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

	BOE	TFC
	(Dollars in thousands)
Value of shares issues ($7.42 per share)	$51,624	$48,563
Value of stock options issued	997	1,207
Merger related costs	1,928	2,068

Purchase price	54,549	51,838
Book value of net assets acquired	29,604	29,052

Excess of purchase over book value of net assets	$29,945	$22,786

Allocation of excess purchase price:
Core deposit intangible	$9,643	$5,309
Fair value adjustments:
Loans	656	1,423
Investment securities	2	—
Bank premises	2,684	675
Time deposits	(992)	(1,954)
Deferred taxes	(4,738)	(2,653)
Goodwill	17,690	19,986

	$24,945	$22,786

Fair value of assets acquired
Cash and cash equivalents	$5,784	$4,232
Investment securities	57,021	11,285
Loans	234,715	243,303

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Bank premises and equipment	13,296	8,770
Bank owned life insurance	6,158	—
Core deposit intangibles	9,643	5,309
Goodwill	17,690	19,986

Fair value of assets acquired	$344,307	$292,885

Fair value of liabilities assumed
Deposits	$257,374	$234,088
FHLB advances	17,900	—
Trust preferred capital notes	4,124	—
Other	9,699	6,160

Fair value of liabilities assumed	$289,097	$240,248

Net assets acquired, at fair value	$55,210	$52,637

The merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $37.7 million of estimated goodwill and $15.0 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. See Note 8 for further discussion regarding subsequent valuation of goodwill. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits ranging from 2.6 to nine years. There were no funds borrowed by the Company to finance these mergers.

The Company analyzed the effect of canceling certain contracts between the Bank and their vendors in order to produce efficiencies from the merger. Data processing, ATM network, and employment contracts were cancelled for a total expense of $2.8 million affecting the amount of goodwill associated with the merger.

The Company’s consolidated financial statements include the results of operations of the Bank only from the date of acquisition. A pro forma condensed consolidated income statement for the year ended December 31, 2008, is shown as if the merger occurred at the beginning of the year as follows:

Pro forma information	2008
(Dollars in thousands, except per share data)
Interest income	$38,221
Interest expense	(15,622)

Net interest income	22,599
Provision for loan losses	(4,120)
Other income	3,063
Other expenses	(25,740)
Income tax expense	(40)
Discontinued operations	—

Net (loss) income	$(4,238)

Earnings per share	$(0.19)

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Note 8. Goodwill and Other Intangibles

The Company follows FASB ASC 350 Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within ASC 350 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded. Goodwill was initially assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers, and again in December 2009, in order to coincide the assessment with the Company’s fiscal year end, both resulting in impairment charges totaling $31.9 million. Economic conditions, evidenced by the significant loan loss provision taken during the second quarter, warranted an impairment evaluation of goodwill that resulted in $5.7 million in impairment charges for the year ended December 31, 2010.

Since the mergers in 2008, there has been further decline in economic conditions, which has significantly affected the banking sector and the Company’s financial condition and results. The Company’s average closing stock price by fiscal quarter since the merger was as follows:

	2010	2009	2008
1st Quarter	$3.01	$3.28	$—
2nd Quarter	$2.67	$3.67	$6.64
3rd Quarter	$1.54	$3.41	$4.36
4th Quarter	$0.91	$3.04	$3.31

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The initial step in identifying potential impairment involves comparing the current fair value of the reporting unit to its recorded or carrying amount. If the carrying value exceeds such fair value, there is possible impairment. Next, a second step is performed to determine the amount of the impairment, if any. This step requires a determination of the implied fair value of goodwill based upon the fair value of the reporting unit and the fair value of its assets, liabilities, and identifiable intangible assets. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment charge must be recorded in an amount equal to the excess. Management retained a business valuation expert to assist in determining the level and extent to which goodwill was impaired. The Company determined that goodwill was impaired as of May 31, 2009 and again as of December 31, 2009 and June 30, 2010 and impairment charges of $24.5 million, $7.4 million and $5.7 million were recorded as of the respective dates. Because the acquisitions were considered tax-free exchanges, the goodwill impairment charge cannot be deducted for tax purposes, and as such, an income tax benefit cannot be recorded. Due to this tax treatment, the goodwill impairment charge will be reflected as a permanent difference in the deferred tax calculation.

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

In the December 31, 2009 and June 30, 2010 valuations, the Company again used and weighted the guideline transaction method and the discounted cash flow method in determining the fair value of the reporting unit. The Company also used an additional method, the transaction value method. The transaction value method relies upon the market capitalization of the Company’s common stock as of December 31, 2009, plus a control premium to derive the value of a controlling interest in the reporting unit. The use of a control premium is consistent with ASC 350, which notes that the market capitalization of a company may not necessarily represent the fair value of the reporting unit (ASC 350-20-35-22).

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

June 30, 2010 Valuation

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Goodwill and other intangible assets are presented in the following table (dollars in thousands):

	Goodwill	Core deposit intangibles
Balance, May 31, 2008	$—	$—
Acquisition of TFC	19,986	5,308
Acquisition of BOE	17,690	9,643
Acquisition of TCB	—	3,181
Amortization	—	(969)

Balance, December 31, 2008	$37,676	$17,163
Acquisition of SFSB	—	2,158
Amortization	—	(2,241)
Impairment charge to earnings	(31,949)	—

Balance, December 31, 2009	$5,727	$17,080
Amortization	—	(2,261)
Impairment charge to earnings	(5,727)	—

Balance, December 31, 2010	$—	$14,819

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Reviews of classified loans are performed by management on a quarterly basis. At December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Other real estate owned (OREO) – non-covered

Other real estate owned (OREO) – non-covered assets are adjusted to fair value upon transfer of the loans to OREO assets. Subsequently, OREO assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Goodwill

See note 8 for a description of the valuation methodologies for goodwill.

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)	December 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Treasury issue and other
U.S. Government agencies	$89,574	$3,254	$86,320	$—
State, county and municipal	70,335	—	70,335	—
Corporate and other securities	3,573	—	3,573	—
Mortgage backed securities	52,078	—	52,078	—
Financial securities	—	—	—

Total securities available for sale	215,560	3,254	212,306	—

Total assets at fair value	$215,560	$3,254	$212,306	$—

Total liabilities at fair value	$—	$—	$—	$—

(in thousands)	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Treasury issue and other
U.S. Government agencies	$17,826	$5,137	$12,689	$—
State, county and municipal	106,138	12,074	94,064	—
Corporate and other securities	1,604	—	1,604	—
Mortgage backed securities	53,004	—	53,004	—
Financial securities	868	868	—

Total securities available for sale	179,440	18,079	161,361	—
Total assets at fair value	$179,440	$18,079	$161,361	$—

Total liabilities at fair value	$—	$—	$—	$—

State, county and municipal securities in the amount of $8.1 million transferred from Level 1 at December 31, 2009 to Level 2 at December 31, 2010. These securities were purchased at year end 2009, and were therefore deemed to be valued at quoted prices for identical instruments traded in active markets. At December 31, 2010, these securities were valued based on quoted prices for similar instruments, since identical instruments were no longer available in active markets.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,083	$—	$8,741	$5,342
Other real estate owned (OREO), non-covered	5,928	—	—	5,928
Other real estate owned (OREO), covered	9,889	—	1,060	8,829

Total assets at fair value	$29,900	$—	$9,801	$20,099

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$24,568	$—	$22,714	$1,854
Other real estate owned (OREO), non-covered	1,586	—	1,586	—
Other real estate owned (OREO), covered	12,822	—	3,909	8,913
Goodwill	5,727	—	—	5,727

Total assets at fair value	$44,703	$—	$28,209	$16,494

Total liabilities at fair value	$—	$—	$—	$—

Note 10. Deposits

Interest bearing deposits by type	As of December 31
	2010	2009
NOW	$106,248	$94,711
MMDA	127,594	113,071
Savings	64,121	58,373
Time deposits less than $100,000	367,333	423,902
Time deposits $100,000 and over	234,070	279,147

Total interest-bearing deposits	$899,366	$969,204

The scheduled maturities of time deposits at December 31, 2010 (dollars in thousands) are as follows:

2011	$430,855
2012	99,281
2013	40,931
2014	8,773
2015	21,563

Total	$601,403

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, follows (dollars in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$8,929	$6,040
Deferred compensation	542	423
Nonaccrual loan interest	1,569	1,009
Accrued pension	363	390
FAS 158 adjustment pension	—	539
Stock based compensation	70	70
Net operating loss carryforward	3,433	2,856
Alternative minimum tax credit	527	444
Unrealized loss on available for sale securities	29	—
Other	213	182

	$15,675	$11,953

Deferred tax liabilities:
Depreciation	47	312
Purchase accounting adjustment	6,265	11,404
Unrealized gain on available for sale securities	—	997
Other	46	49

	$6,358	$12,762

Net deferred tax asset (liability)	$9,317	$(809)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC 740.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2010 in accordance with ASC 740, Income Taxes., Based on a three year taxable income projection and tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. All years from 2006 through 2010 are subject to audit by taxing authorities. As of December 31, 2010, 2009 and 2008 the Company had $10.097 million, $8.673 million and $8.661 million, respectively of net operating losses which expire in 2021 through 2025.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2010	2009	2008
Current tax provision	$195	$68	$243
Deferred tax expense (benefit)	(9,637)	336	(110)

	$(9,442)	$404	$133

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2010	2009	2008
Statutory federal income tax rate	34.0%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	3.5	3.3	(21.0)
Bank owned life insurance income	0.3	0.3	(4.1)
Nondeductible bonuses	—	(2.9)	—
Goodwill impairment	(6.4)	(36.9)	—
Other, net	(0.4)	0.7	0.9

	31.0%	(1.5)%	9.8%

Note 12. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks. Long-term borrowings are obtained through the Federal Home Loan Bank (FHLB) of Atlanta. As of December 31, 2010, the Company had 1-4 family mortgages in the amount of $189.5 million pledged as collateral to the FHLB for a total borrowing capacity of $131.3 million. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2010	2009
Short-term:
Fed Funds purchased	$—	$8,999

Maximum month-end outstanding balance	$6,000	$8,999
Average outstanding balance during the year	$548	$971
Average interest rate during the year	0.56%	0.82%
Average interest rate at end of year	—	0.60%

Long-term:
Federal Home Loan Bank advances	$37,000	$37,000

Maximum month-end outstanding balance	$41,000	$74,900
Average outstanding balance during the year	$37,351	$38,904
Average interest rate during the year	3.23%	3.23%
Average interest rate at end of year	3.21%	3.21%

Maturities of fixed rate long-term debt at December 31, 2010 are as follows (dollars in thousands):

2011	$—
2012	22,000
2013	10,000
2014	—
2015	5,000
Thereafter	—

Total	$37,000

The Company has unsecured lines of credit with correspondent banks available for overnight borrowing totaling approximately $26 million.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 13. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Bank funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all the Defined Benefit Plan participants effective December 31, 2010, resulting in a curtailment gain included in pension expense of $210,000 in 2010.

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning of year	$6,122	5,439
Service cost	369	367
Interest cost	364	324
Actuarial gain/(loss)	842	186
Benefits paid	(459)	(194)
Decrease in obligation due to curtailment	(2,455)	—

Benefit obligation, ending	$4,783	6,122

Change in Plan Assets
Fair value of plan assets, beginning of year	$3,394	2,550
Actual return on plan assets	407	773
Employer contributions	379	265
Benefits paid	(459)	(194)

Fair value of plan assets, ending	$3,721	3,394

Funded Status	$(1,062)	(2,728)

Amounts Recognized in the Balance Sheet
Other assets	$—	—
Other liabilities	1,062	2,728
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$—	1,585
Prior service cost	—	6
Net obligation at transition	—	(6)
Deferred tax	—	(539)
Other	—	64

Total amount recognized	$—	1,110

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2010 and 2009 was $4.784 million and $4.218 million, respectively.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$369	$367	$218
Interest cost	364	324	180
Expected return on plan assets	(282)	(211)	(187)
Amortization of prior service cost	6	3	2
Amortization of net obligation at transition	(6)	(3)	(2)
Recognized net (gain)/loss due to curtailment	(210)	—	—
Recognized net actuarial loss	58	88	10

Net periodic benefit cost	$299	$568	$221

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss)	$(1,286)	103	(1,024)

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	2010	2009	2008
Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation	n/a	4.00%	4.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2010 are as follows (dollars in thousands):

Net (gain)/loss	$(1,584)
Prior service cost	(6)
Net obligation at transition	6

Total amount recognized	$(1,584)

As a result of the plan curtailment, there are no amounts remaining in accumulated other comprehensive income to be amortized. The Company is considering terminating the pension plan in the future. No final determination has been made and the Company has not determined the financial impact of the termination of the plan.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31 by asset category are as follows:

	2010	2009
Asset Category
Mutual funds — fixed income	37.00%	37.00%
Mutual funds — equity	63.00%	62.00%
Cash and equivalents	0.00%	1.00%

Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 7, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2010 (dollars in thousands):

Assets measured at Fair Value at December 31, 2010 (Level 1)
Cash	$5
Mutual funds:
Fixed income funds	1,390
International funds	416
Large cap funds	629
Mid cap funds	410
Small cap funds	180
Stock fund	319
Venture fund	274
Index fund	98

$3,721

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2011	$105
Expected Benefit Payments
2011	114
2012	150
2013	150
2014	168
2015	209
2016-2020	1,309

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The Company combined the BOE 401(k) plan and the TFC 401(k) plan into the Essex Bank 401(k) plan effective October 1, 2010. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2010, 2009 and 2008 were $489,000, $510,000, and $201,000 respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $218,000, $208,000, and $150,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These contracts are funded by life insurance policies.

Note 14. Stock Option Plans and Warrants

2009 Stock Option Plan

In 2009, the company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan (the Plan). The purpose of the Plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives and other rights that promote and recognize the financial success and growth of the Company. The Company believes that ownership of company stock will stimulate the efforts of such employees and directors by further aligning their interests with the interest of the Company’s stockholders. The Plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company for up to 2,650,000 shares of common stock. No more than 1,500,000 shares may be issued in connection with the exercise of incentive stock options. Annual grants of stock options are limited to 500,000 shares for each participant.

The exercise price of an incentive stock option cannot be not less than 100% of the fair market value of such shares on the date of grant, provided that if the participant owns, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of an incentive stock option shall not be less than 110% of the fair market value of such shares on the date of grant. The exercise price of nonstatutory stock option awards cannot be less than 100% of the fair market value of such shares on the date of grant. The option exercise price may be paid in cash or with shares of common stock, or a combination of cash and common stock, if permitted under the participant’s option agreement. The Plan will expire on June 17, 2019, unless terminated sooner by the Board of Directors.

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the year ended December 31, 2010:

Expected volatility	50.0%
Expected dividend	10.0%
Expected term (years)	6.25
Risk free rate	2.55%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The expected volatility is an estimate of the volatility of the Company’s share price based on historical performance. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury 6 1/4 year Zero Coupon implied yield at the time of the grant. The expected life is based on the simplified method as provided by the Securities and Exchange Commission Staff Accounting Bulletin No 110 (SAB 110). In accordance with SAB 110, the Company has chosen to use the simplified method, as this is the first plan issued by the Company as Community Bankers Trust Corporation; and therefore, no historical exercise data exists. The dividend yield assumption is based on the Company history and expectation of dividend payouts over the life of the options.

A summary of the options outstanding at December 31, 2010 is shown in the following table. There were no options issued during 2009:

	2010
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—
Granted	205,000	2.78
Forfeited	(50,500)	2.78
Exercised	—	2.78
Expired	—	2.78

Outstanding at end of the period	154,500	$2.78

Options exercisable at end of period	—	$2.78

Weighted-average fair value per option of options granted during the year	$.52

Weighted-average remaining contracted life for outstanding and exercisable shares at December 31, 2010.	113 months

There was no total intrinsic value of the options outstanding and exercisable as December 31, 2010. As of December 31, 2010, compensation expense recognized was $12,000 and the unrecognized compensation expense related to nonvested options was $69,000.

The following table summarizes nonvested options outstanding at December 31, 2010:

	2010
	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	—	$—
Granted	205,000	2.78
Less: Vested	—	—
Forfeited	50,500	2.78

Nonvested at December 31, 2010	154,500	$2.78

TFC and BOE Stock Option Plans

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

The options were valued at $1.488 million using the Black-Shoals model at the time of acquisition of TFC and BOE by the Company. The options were considered part of the acquisition price and, therefore, were not expensed by the Company. Assumptions were for a discount rate of 4.06% and 25% volatility with a remaining term of 4.83 years for TFC options and 5.25 years for BOE options.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

A summary of the status of the stock plans follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	486,763	$5.96	493,777	$5.95	493,777	$5.95
Granted	—	—	—	—	—	—
Forfeited	262,257	$6.70	7,014	$5.3	—	—
Exercised	—	—	—	—	—	—

Outstanding at end of the period	224,506	$5.09	486,763	$5.96	493,777	$5.95

Options exercisable at end of period	224,506	$5.09	486,763	$5.96	493,777	$5.95

Weighted-average remaining contractual life of outstanding and exercisable shares at December 31, 2010, 2009 and 2008.	28 months		37 months		52 months

Aggregate intrinsic value	$—		$32,100		$24,000

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Twelve Months ended December 31, 2010
Basic EPS	$(22,071)	21,468	$(1.03)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(22,071)	21,468	$(1.03)

For the Twelve Months ended December 31, 2009
Basic EPS	$(30,312)	21,468	$(1.41)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(30,312)	21,468	$(1.41)

For the Twelve Months ended December 31, 2008
Basic EPS	$1,223	16,430	$0.07
Effect of dilutive stock awards and options		1,088	—

Diluted EPS	$1,223	17,518	$0.07

Excluded from the computation of diluted earnings per share were approximately 5.0 million, 5.2 million and 8.9 million of awards, options or warrants, during 2010, 2009 and 2008, respectively, because their inclusion would be antidilutive.

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

	2010	2009
Balance, beginning of year	$7,220	$4,678
Principal additions	786	3,480
Repayments and reclassifications	(4,221)	(938)

Balance, end of year	$3,785	$7,220

Indirect loans assumed at the merger equaled $1.118 million of the amount stated above, and $1.872 million and $3.786 million of the balance at year-end 2010 and 2009, respectively.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2010 (dollar in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,000	—	32,000	5,000	—
Operating leases	6,846	630	1,034	443	4,739

Total contractual obligations	$47,970	$630	$33,034	$5,443	$8,863

In February 2010, the Company’s Board of Directors approved two transaction-based bonus awards to the Company’s then chief strategic officer. The approval of the bonus awards was made pursuant to a provision in the officer’s employment agreement that provides for a cash bonus payment for financial advisory and other services that the officer renders in connection with the negotiation and consummation of a merger or other business combination involving the Company or any of its affiliates or the acquisition by the Company or any of its affiliates of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to the officer’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of TCB on November 21, 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB on January 30, 2009. The amounts of the bonus awards are (i) $1,169,445, calculated as 0.50% of the total amount of non-brokered deposits that the Bank assumed in the November 2008 transaction and (ii) $1,816,430, calculated as 0.50% of the total amount of loans and other assets that the Bank acquired in the January 2009 transaction. The Company believes that these bonus awards are permitted under the rules and regulations of the TARP Capital Purchase Program. In accordance with generally accepted accounting principles, the Company has reflected these bonus awards in the financial statements for the year ended December 31, 2009. The Company made payment of the entire amount of these bonus awards to the individual in six equal installments during a period from February 12, 2010 to June 30, 2010.

During the first two quarters of 2010, the Company discussed with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company has worked diligently to resolve these issues, but, as of March 31, 2011, these issues remain open with its regulators. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be permissible following the resolution of these issues. In addition, the Company cannot make any assurances as to any penalties that the regulatory agencies may assess if the Company is determined to have violated any of the rules and regulations described above. Such penalties may include, with respect to any Federal Reserve violations, formal or informal action directing the Company to make immediate corrections, civil penalties if it is determined that the violation was caused with intent, undertaken with reckless disregard for the Company’s financial safety and soundness, or results in gain to the Company. In addition, such penalties may include, with respect to any TARP violations, civil and criminal penalties and restitution of payments paid by the Company to officer. The Company is unable to make an estimate of the possible loss or range of loss that it may incur as a result of these issues.

Note 18. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2010 and 2009, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $0. As of December 31, 2009, the Bank has agreed not to make dividend payments to the holding company without prior regulatory approval.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 19. Concentration of Credit Risk

At December 31, 2010 and 2009, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 91.23% and 90.59% of the loan portfolio for 2010 and 2009, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances were approximately $3.803 million and $8.142 million at December 31, 2010 and 2009, respectively

Note 20. Financial Instruments With Off-Balance Sheet Risk

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

A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31 are as follows (dollars in thousands):

	2010	2009
Commitments with off-balance sheet risk:
Commitments to extend credit	$63,659	$88,668
Standby letters of credit	12,114	15,284

Total commitments with off-balance sheet risk	$75,773	$103,952

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, based on regulatory guidelines, we believe that the Company is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, CBTC and Essex Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

The Company’s and the bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		Required in Order to be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total Capital to risk weighted assets
CBTC consolidated	$99,707	15.58%	$51,189	8.00%	NA	NA
Essex Bank	98,700	15.49%	50,988	8.00%	63,736	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	92,114	14.40%	25,594	4.00%	NA	NA
Essex Bank	91,138	14.30%	25,494	4.00%	38,241	6.00%
Tier 1 Capital to average adjusted assets
CBTC consolidated	92,114	8.12%	45,369	4.00%	NA	NA
Essex Bank	91,138	8.04%	45,351	4.00%	56,689	5.00%
As of December 31, 2009:
Total Capital to risk weighted assets
CBTC consolidated	$116,410	16.03%	$46,704	8.00%	NA	NA
Essex Bank	117,008	16.15%	46,485	8.00%	58,106	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	107,603	14.82%	23,352	4.00%	NA	NA
Essex Bank	108,223	14.94%	23,242	4.00%	34,864	6.00%
Tier 1 Capital to average adjusted assets
CBTC consolidated	107,603	8.93%	48,225	4.00%	NA	NA
Essex Bank	108,223	9.01%	48,032	4.00%	60,040	5.00%

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, interest bearing bank deposits, and federal funds sold approximate fair value.

Securities held to maturity

For securities held for investment, fair values are based on quoted market prices or dealer quotes.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$33,381	$33,381	$32,235	$32,235
Securities available for sale	215,560	215,560	179,440	179,440
Securities held to maturity	84,771	89,026	113,165	117,008
Equity securities, restricted	7,170	7,170	8,346	8,346
Loans, non-covered	500,005	491,621	560,460	560,781
Loans, covered	114,708	139,952	150,935	150,935
FDIC indemnification asset	58,369	49,765	76,107	76,107
Accrued interest receivable	3,826	3,826	5,556	5,556
Financial liabilities:
Noninterest bearing deposits	62,359	62,359	62,198	62,198
Interest bearing deposits	899,366	898,508	969,204	973,061
Borrowings	41,124	45,210	50,123	53,640
Accrued interest payable	1,557	1,557	2,640	2,640

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 23. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2010 and 2009 was 3.34% and 3.89%, respectively. Since May 31, 2008 through December 31, 2008, the average interest rate was 6.33%. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier 1 capital after its inclusion. The portion of the trust preferred not considered as Tier 1 capital may be included in Tier 2 capital. At December 31, 2010, all trust preferred notes were included in Tier 1 capital.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities. During 2010, the Company accrued and elected to defer $72,000 in total interest payments for September and December related to its trust preferred notes.

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2010 are as follows (dollars in thousands):

2011	$630
2012	534
2013	500
2014	279
2015	164
Thereafter	4,739

Total of future payments	$6,846

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $700,000, $592,000, and $240,000 respectively.

Note 25. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the past three years is stated separately.

	December 31
(dollars in thousands)	2010	2009	2008
Marketing & advertising expense	$345	$494	$308
Bank franchise tax	600	711	416
Telephone and internet line	852	886	193
Stationery, printing & supplies	832	905	222
Travel and entertainment	333	456	205
Exam and professional fees	1,032	990	403
Directors fees	498	409	365
Other expenses	2,282	1,940	1,008

Total other operating expenses	$6,774	$6,791	$3,120

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 26. Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CONDITION

as of DECEMBER 31, 2010 and 2009

(dollars in thousands)

	2010	2009
Assets
Cash	$606	$444
Certificates of Deposit held for investment purposes	—	250
Equity securities, restricted, at cost	—	868
Loans	—	750
Accrued int receivable	—	18
Other assets	1,371	906
Investments in subsidiaries	109,384	132,337

Total assets	$111,361	$135,573

Liabilities
Other liabilities	$110	$153
Balances due to Subsidiary Bank	—	194
Balances due to Non Bank Subsidiary	4,124	4,124

Total liabilities	4,234	4,471
Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 17,680 issued and outstanding	17,680	17,680
Warrants on Preferred Stock	1,037	1,037
Discount on Preferred Stock	(660)	(854)
Common stock (200,000,000 and 50,000,000 shares authorized at December 31, 2010 and 2009, respectively, $0.01 par value) 21,468,455 shares issued and outstanding	215	215
Additional paid in capital	143,999	143,999
Retained earnings	(54,999)	(32,511)
Accumulated other comprehensive income (loss)	(145)	1,536

Total stockholders’ equity	$107,127	$131,102

Total liabilities and stockholders’ equity	$111,361	$135,573

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008
Income:
Interest and dividend income	$40	$83	$556
Dividends received from subsidiaries	1,500	859	—
Gains on sale of securities, net	(927)	118	—

Total income	613	1,060	556
Expenses
Interest expense	140	162	71
Management fee paid to subsidiaries	223	540	—
Bad debt	673	—	—
Furniture and equipment expenses	—	—	6
Bank franchise taxes	226	128	159
Professional and legal expenses	190	289	434
Other operating expenses	(120)	58	517

Total expenses	1,332	1,177	1,187
Equity in income / (loss) of subsidiaries	(21,008)	(30,049)	1,987
Net income (loss) before income taxes	(21,727)	(30,166)	1,356

Income tax (expense) benefit	734	339	(133)

Net income (loss)	$(20,993)	$(29,827)	$1,223

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008
Operating activities:
Net income / (loss)	$(20,993)	$(29,827)	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in (income) / loss of subsidiary	21,008	30,049	(1,987)
Depreciation	—	—	5
Gains (losses) on sale of investment securities	927	(118)	—
(Increase)/decrease in other assets	(833)	559	(3,702)
Decrease in other liabilities, net	(237)	(366)	(620)
Provision for loan loss	673	—	—

Net cash and cash equivalents provided by (used in) operating activities	545	297	(5,081)

Investing activities:
Purchases of investment securities	—	(1,261)	(242)
Sale of securities	591	392	—
Maturity of securities held in trust	—	—	58,453
Net increase in loans	—	(750)	—
Recovery of bad debt	77	—	—
Net decrease/(increase) in CDs held for investment	250	(250)	—
Capital contribution to subsidiary	—	(50,000)	—

Net cash and cash equivalents provided by (used in) investing activities	918	(51,869)	58,211

Financing activities:
Issuance of preferred stock	—	—	17,680
Cash dividends paid, net of adjustment	(1,301)	(4,235)	(1,755)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	(2,077)	(46)
Cash paid to shareholders for converted shares	—	—	(10,843)

Net cash and cash equivalents provided by (used in) financing activities	(1,301)	(6,312)	5,036

Increase (decrease) in cash and cash equivalents	162	(57,884)	58,166
Cash and cash equivalents at beginning of the period	444	58,328	162

Cash and cash equivalents at end of the period	$606	$444	$58,328

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 27. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

The Company has notified the United States Department of the Treasury that it will defer the August 2010, November 2010, and February 2011 payment of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008.

Under the terms of the Preferred Stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. The Company may defer dividend payments, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the Preferred Stock. The amount of the 2010 dividends that will accumulate and be unpaid is $442,000.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 29. Quarterly Data (unaudited)

	Year Ended December 31
	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$15,246	$14,933	$15,153	$13,594	$15,191	$16,757	$16,019	$16,553
Interest expense	5,188	4,820	4,484	3,897	6,465	6,689	6,366	5,614

Net interest income	10,058	10,113	10,669	9,697	8,726	10,068	9,653	10,939
Provision for loan losses	5,042	21,282	1,116	(77)	5,500	540	5,231	7,818

Net interest income after provision for loan losses	5,016	(11,169)	9,553	9,774	3,226	9,528	4,422	3,121
Noninterest income	415	(115)	(1,527)	2,871	21,159	1,622	2,142	1,317
Noninterest expenses	9,860	16,175	10,387	8,831	9,388	35,008	9,939	21,625

Income before income taxes	(4,429)	(27,459)	(2,361)	3,814	14,997	(23,858)	(3,375)	(17,187)
Income tax expense (benefit)	(1,665)	(7,843)	(1,062)	1,128	4,867	(14)	(1,473)	(2,976)

Net income (loss)	$(2,764)	$(19,616)	$(1,299)	$2,686	$10,130	$(23,844)	$(1,902)	$(14,211)
Dividends paid and accumulated on preferred stock	221	221	—	—	218	220	223	139
Accretion of discount on preferred stock	48	49	48	49	43	45	47	42
Preferred dividends not paid	—	—	221	221	—	—	—	—

Net income (loss) available to common shareholders	$(3,033)	$(19,886)	$(1,568)	$2,416	$9,869	$(24,109)	$(2,172)	$(14,392)

Earnings per common share, basic	$(0.14)	$(0.93)	$(0.07)	$0.11	$0.46	$(1.12)	$(0.10)	$(0.67)
Earnings per common share, diluted	$(0.14)	$(0.93)	$(0.07)	$0.11	$0.46	$(1.12)	$(0.10)	$(0.67)

	2008
	First	Second	Third	Fourth
Interest and dividend income	$405	$3,142	$9,474	$10,314
Interest expense	—	1,120	3,286	4,154

Net interest income	405	2,022	6,188	6,160
Provision for loan losses	—	234	1,100	1,238

Net interest income after provision for loan losses	405	1,788	5,088	4,922
Noninterest income	—	299	754	727
Noninterest expenses	220	1,715	4,656	6,036

Income before income taxes	185	372	1,186	(387)
Income tax expense (benefit)	74	84	234	(259)

Net income (loss)	$111	$288	$952	$(128)
Dividends paid and accumulated on preferred stock	—	—	—	—
Accretion of discount on preferred stock	—	—	—	—

Net income (loss) available to common shareholders	$111	$288	$952	$(128)

Earnings per common share, basic	$0.01	$0.02	$0.04	$(0.01)
Earnings per common share, diluted	$0.01	$0.02	$0.04	$(0.01)

TRANSCOMMUNITY FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TransCommunity Financial Corporation

Glen Allen, Virginia

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows for TransCommunity Financial Corporation and subsidiary for the five-month period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TransCommunty Financial Corporation and subsidiary for the five-month period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, on September 5, 2007, the Company entered into an agreement to merge with Community Bankers Acquisition Corp. This merger was effective at the close of business on May 31, 2008. These consolidated financial statements do not contain any fair value or other adjustments related to this merger.

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

April 22, 2010

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FIVE MONTHS ENDED MAY 31, 2008

(dollars in thousands)

May 31, 2008
Interest and Dividend Income
Interest and fees on loans	$6,849
Interest on federal funds sold	26
Interest and dividends on securities	236

Total Interest and Dividend Income	7,111

Interest expense
Interest on deposits	3,295
Interest federal funds purchased	23
Interest on other borrowed funds	—

Total Interest expense	3,318

Net interest income	3,793
Provision for loan losses	1,348

Net interest income after provision for loan losses	2,445

Noninterest income
Service charges on bank accounts	342
Fees, commissions including nonbanking activities	72
Other Misc	15

Total Noninterest income	429

Noninterest expenses
Salaries and employee benefits	3,708
Occupancy expenses	318
Equipment expenses	295
Other	3,908

Total Noninterest expenses	8,229

Loss before taxes and other adjustments	(5,355)
Income tax benefit	1,454

Net income (loss) from continuing operations	(3,901)
Net loss from discontinued operations	—

Net income (loss)	$(3,901)

Net (loss) income per share from continuing operations (basic and diluted)	$(0.85)

Net (loss) income per share (basic and diluted)	$(0.85)

Weighted average number of shares outstanding	4,586,741

See accompanying notes to consolidated financial statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FIVE MONTHS ENDED MAY 31, 2008

(dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2007	4,587	$46	$39,926	$(6,764)	$25	$33,233
Net loss	—	—	—	(3,901)	—	(3,901)
Unrealized gain on securities available for sale, net of taxes of $14	—	—	—	—	29	29

Total comprehensive loss						(3,872)
Stock compensation	—	—	178	—		178
Special dividends paid	—	—	—	(1,152)		(1,152)

Balance May 31, 2008	4,587	$46	$40,104	$(11,817)	$54	$28,387

See accompanying notes to consolidated financial statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FIVE MONTHS ENDED MAY 31, 2008

(dollars in thousands)

2008
Operating activities:
Net income (loss) from continuing operations	$(3,901)
Net loss from discontinued operations	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,348
Amortization of security premiums and accretion of discounts, net	(13)
Depreciation	240
Stock-based compensation expense	178
(Gain) loss on disposition of property	—
(Increase) decrease in other assets	154
Increase in interest payable	123
Addition to (recognition of) net deferred tax asset	(1,439)
Increase in accrued expenses and other liabilities	2,751

Net cash provided by (used in) operating activities	(559)

Investing activities:
Purchase of securities held to maturity	—
Purchase of securities available for sale	(7,205)
Proceeds from maturities of securities held to maturity	6,400
Proceeds from maturities of securities available for sale	6,205
Purchase of Federal Reserve Bank stock	—
Net increase in loans	(37,358)
Proceeds from sale of premise and equipment	—
Purchase of premises and equipment, net	(164)

Net cash used in investing activities	(32,122)

Financing activities:
Net change in federal funds purchased	5,218
Net proceeds from stock options exercised	—
Dividends paid	(1,152)
Net other borrowings repayments	—
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	(615)
Net increase (decrease) in savings deposits	(392)
Net increase in time deposits	29,543

Net cash provided by financing activities	32,602

Net decrease in cash and cash equivalents	(79)
Cash and cash equivalents:
Beginning of the period	$4,311

End of the period	$4,232

Supplemental disclosures of cash flow information:
Interest paid	$3,195

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

TransCommunity Financial Corporation (“TFC”) was a bank holding company whose principal activity was the formation, ownership and operation of independently-managed community banks. TFC’s first subsidiary, the Bank of Powhatan, N.A. (“Bank of Powhatan”), was organized as a national banking association in 1999, and commenced operations on March 20, 2000. TFC’s second subsidiary, Bank of Goochland, N.A. (“Bank of Goochland”), was organized and incorporated during 2002, and commenced operations on November 25, 2002. On April 19, 2004, TFC established its third independent community bank in the central Virginia area, the Bank of Louisa, N.A. (“Bank of Louisa”), TFC initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter in April 2004. On December 11, 2006, TFC commenced the operations of the Bank of Rockbridge, its fourth subsidiary bank (“Bank of Rockbridge” together with Bank of Powhatan, Bank of Goochland, and Bank of Louisa, the “banks”).

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

Loans and allowance for loan losses

Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan origination costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. The allowance for loan losses is maintained at a level that management considers appropriate to provide for credit losses inherent in the loan portfolios at the reporting date. The level of the allowance is based on management’s evaluation of risk of loss in the loan portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year, management makescredit reviews of the loan portfolios designed to identify any changes in the loans since initial booking impacting their quality rating. This review is designed to identify potential changes that may need to be made to the loan loss reserve.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

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

Marketing costs

TFC expenses marketing costs as incurred. Marketing expenses for the five months ended May 31, 2008 were approximately $37,000.

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock. Stock options for 234,050 shares of common stock were not considered in computing diluted earnings per share for May 31, 2008, because they were anti-dilutive. Shares were anti-dilutive since the exercise price exceeded the current market price.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 2 PREMISES AND EQUIPMENT

The depreciation expense on premises and equipment for the five months ended May 31, 2008 was approximately $240,000.

NOTE 3 INCOME TAXES

The components of the deferred tax assets and liabilities at May 31, 2008 are as follows (dollars in thousands):

May 31 2008
Deferred tax assets
Allowance for loan loss	$1,003
Stock compensation award	70
Deferred compensation	434
Goodwill	65
Net operating loss carryforwards	3,307
Alternative minimum tax credit	18
Other	30

Total deferred tax assets	4,927

Deferred tax liabilities:
Unrealized loss on investment securities	28
Depreciation	148
Other	—

Total deferred tax liabilities	176

Net deferred tax asset	$4,751

Allocation of income tax benefit between current and deferred portions is as follows (dollars in thousands):

May 31, 2008
Current (benefit) expense	$—
Deferred benefit	(1,454)

Net income tax benefit	$(1,454)

During 2008, management concluded that it is more likely than not that TFC will be able to fully utilize its net operating losses within the statutory allowed timeframe therefore, a valuation allowance was not deemed necessary.

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates for the periods ended May 31, 2008 (dollars in thousands):

May 31, 2008
Income tax expense (benefit) at the applicable federal tax rate	$(1,820)
Change in valuation allowance for deferred taxes	—
True up of deferred tax asset	—
Nondeductible expense / transaction costs	322
Other	44

Income tax benefit	$(1,454)

TFC had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

NOTE 4 STOCK-BASED COMPENSATION

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the five months ended May 31, 2008:

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

A summary of the options outstanding at May 31, 2008 is shown in the following table:

	2008
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	275,175	$9.74
Granted	—	—
Forfeited	(41,125)	10.00
Exercised	—	—
Expired	—	—

Outstanding at end of the period	234,050	$9.70

Options exercisable at end of period	234,050	$9.70

Weighted-average fair value per option of options granted during the year	N/A

Weighted-average remaining contracted life for outstanding and exercisable shares at May 31, 2008 and December 31, 2007.	55 months

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

There was no total intrinsic value of the options outstanding and exercisable as of May 31, 2008. Total cash received from exercised options during for the five months ended May 31, 2008, was $0.

The following table summarizes nonvested options outstanding at May 31, 2008:

	2008
	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	42,000	$1.30
Granted	—	—
Less: Vested	42,000	1.30
Forfeited	—	—

Nonvested at May 31, 2008 and December 31, 2007	—	$—

2007 Equity Compensation Plan

On May 29, 2007, the shareholders of TFC approved the TransCommunity Financial Corporation 2007 Equity Compensation Plan (the “2007 Plan”). The 2007 Plan authorizes the Compensation Committee of TFC’s Board of Directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to TFC and its subsidiary who are designated by the Compensation Committee: options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units. The Compensation Committee has administered the 2007 Plan.

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

The remaining one-half of the restricted stock would have been issued March 1, 2010 if corporate pre-tax income for 2009 equals or exceeds $3.0 million. Compensation costs associated with service-based awards were recognized over the period of the service term. Compensation costs associated with the performance-based awards would have been recognized once it is probable that the performance target is achievable. TFC will record costs related to the performance-based awards,.

Stock-based compensation expense of approximately $178,000 was recorded for the five months ended May 31, 2008.

TRANSCOMMUNITY FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Pursuant to the terms of the 2001 Stock Option Plan and the 2007 Equity Compensation Plan, all options and awards were fully vested upon the change of control which occurred on May 31, 2008.

NOTE 5 OTHER OPERATING EXPENSES

Five Months Ended May 31, 2008
Merger and acquisition costs	$1,029
Data processing fees	1,917
Legal and accounting fees	260
Consulting fees	—
OCC and FDIC assessment	95
Directors fees	73
Supplies	139
Franchise taxes	81
Marketing	37
Other	277

Total	$3,908

The 2008 merger and acquisition costs were incurred as a result of the merger with CBAC, and include costs for legal, investment banking and other professional services associated with the merger transaction. Approximately $1.7 million of the 2008 Data Processing expenses include the discontinuation of a contract with TFC’s external data processing provider.

NOTE 6 DEFINED CONTRIBUTION PENSION PLAN

TFC has a defined contribution pension plan in the form of a 401(k) plan (the “401(k) Plan”) covering substantially all of its employees. Under the 401(k) Plan, employees can contribute pretax salary dollars subject to Internal Revenue Service ceilings. TFC matches up to 4% of salaries contributed by their employees and additionally contributes 5% of compensation regardless of what the employee contributes. Total expenses for the 401(k) Plan for the five months ended May 31, 2008 were approximately $154,000.

NOTE 7 SUBSEQUENT EVENTS

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

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BOE Financial Services of Virginia, Inc.

Tappahannock, Virginia

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows for BOE Financial Services of Virginia, Inc. and subsidiary (the Company) for the five-month period ended May 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of BOE Financial Services of Virginia, Inc. and subsidiary for the five-month period ended May 31, 2008 and their cash flows for the five-month period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ELLIOTT DAVIS, LLC

Galax, Virginia

April 22, 2010

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Five Months Ended May 31, 2008

(dollars in thousands)

May 31 2008
Interest and Dividend Income
Interest and fees on loans	$6,737
Interest on federal funds sold	18
Interest and dividends on securities:
Taxable	465
Non Taxable	555

Total interest and dividend income	7,775
Interest Expense
Interest on deposits	3,266
Interest on borrowings	479

Total interest expense	3,745

Net interest income	4,030
Provision for Loan Losses	200

Net interest income after provision for loan losses	3,830
Noninterest Income
Service charge income	464
Other	390

Total noninterest income	854
Noninterest Expenses
Salaries and benefits	2,493
Occupancy expenses	216
Equipment expenses	286
Data processing	394
Professional Fees	631
Amortization of intangibles	52
Other operating expenses	810

Total noninterest expenses	4,882

Net income (loss) before income taxes	(198)
Income tax benefit (expense)	10

Net income (loss)	$(188)

Earnings per share, basic	$(0.15)

Earnings per share, diluted	$(0.15)

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Continued)

Five Months Ended May 31, 2008

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007 (brought forward)	$6,062	$5,577	$18,872	$(401)	$30,110
Comprehensive income:
Net loss – Five months ended May 31, 2008	—	—	(188)	—	(188)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of deferred taxes of $214	—	—	—	417	417
Add reclassification adjustment				(3)	(3)
Minimum pension liability adjustment, net of deferred taxes of $15	—	—	—	23	23

Total comprehensive income	—	—	—	—	249

Effect of changing pension plan measurement date			(62)		(62)
Cumulative effect of change in accounting principal			(137)		(137)
Cash dividends, $0.44 per share	—	—	(535)	—	(535)
Issuance of common stock under dividend reinvestment plan and exercise of stock options	11	45	—	—	56

Balance, May 31, 2008	$6,073	$5,622	$17,950	$36	$29,681

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Five Months Ended May 31, 2008

(dollars in thousands)

May 31, 2008
Cash Flows from Operating Activities
Net (loss) income	$(188)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization	335
Net increase in loans available for sale	(119)
Provision for loan losses	200
(Gains) losses on sale of securities	(6)
Losses on disposal of premises and equipment	92
Gains on sale of loans	(90)
Deferred income tax (benefit)	(196)
Amortization of security premiums and accretion of discounts	36
Increase in accrued interest receivable and other assets	(73)
Increase in accrued expenses and other liabilities	897

Net cash provided by operating activities	$888

Cash Flows from Investing Activities
Proceeds from sales, principal repayments, calls and maturities of securities available for sale	$2,364
Purchase of restricted equity securities	(118)
Purchase of securities available for sale	(3,232)
Net (increase) in loans to customers	(11,870)
Purchase of bank-owned life insurance	—
Purchases of premises and equipment	(523)
Proceeds from disposal of premises and equipment	—

Net cash used in investing activities	$(13,379)

Cash Flows from Financing Activities
Net increase in deposits	$11,789
Increase (decrease) in federal funds purchased	1,965
Increase in Federal Home Loan Bank advances	900
Dividends paid	(535)
Net proceeds from issuance of common stock	56

Net cash provided by financing activities	$14,175

Net increase (decrease) in cash and cash equivalents	$1,684

Cash and Cash Equivalents
Beginning of year	4,100

End of year	$5,784
Supplemental Disclosure of Cash Flow Information
Cash paid during year:
Interest	$3,902

Income taxes	$127

Noncash Investing and Financing Activities
Unrealized gain (loss) on securities available for sale	$631
Pension liability adjustment	$252

See Notes to Consolidated Financial Statements.

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

General

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BOE Financial Services of Virginia, Inc. and its wholly-owned subsidiary, Bank of Essex. All material intercompany balances and transactions have been eliminated in consolidation. FASB Interpretation No. 46(R) requires that BOE no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at May 31, 2008. The subordinated debt of the Trust is reflected as a liability of BOE.

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

BOE has a deferred tax asset of approximately $1.0 million as of May 31, 2008 . The tax effects of temporary differences that give rise to significant portions of the deferred tax asset include Loan Loss Allowances, Deferred Compensation, and Accrued Pension expenses. These are offset by deferred tax liabilities of which Depreciation expense makes up a significant portion.

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

No stock-based compensation expense was recognized for the five months ended May 31, 2008, as no stock options were granted or vested. Effective December 22, 2005, BOE accelerated the vesting of all unvested stock options under the stock-based compensation plans.

Advertising Costs

BOE follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense incurred for the five months ended May 31, 2008 was approximately $85,000.

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

Note 2. Premises and Equipment

Depreciation expense for the five months ended May 31, 2008 amounted to approximately $283,000.

Note 3. Income Taxes

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities follows:

May 31, 2008
Deferred tax assets:
Allowance for loan losses	$707
Deferred compensation	414
Accrued pension	480

$1,601

Deferred tax liabilities:
Depreciation	$225
Discount accretion on securities	17
Partnership losses	48
Unrealized gain on securities available for sale	305
Other	5

$600

Net deferred tax assets	$1,001

Allocation of the income tax expense between current and deferred portions is as follows:

May 31, 2008
Current tax provision	$276
Deferred tax (benefit)	(286)

$(10)

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

May 31, 2008
Statutory Federal income tax rate	$(67)
(Reduction) in taxes resulting from:
Municipal interest	(164)
Non-deductable transaction costs	234
Other, net	(13)

Income tax expense (benefit)	$(10)

Note 4. Employee Benefit Plans

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

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables provide a reconciliation of the changes in the plan’s benefit obligations and fair value of assets over the five months ended May 31, 2008 (dollars in thousands):

May 31, 2008
Change in Benefit Obligation
Benefit obligation, beginning	$4,969
Service cost	195
Interest cost	161
Actuarial loss	(113)
Benefits paid	(46)

Benefit obligation, ending	$5,166

Change in Plan Assets
Fair value of plan assets, beginning	$3,810
Actual return on plan assets	(271)
Employer contributions	—
Benefits paid	(46)

Fair value of plan assets, ending	$3,493

Funded Status	$(1,673)
Unrecognized net actuarial loss	—
Unrecognized net obligation at transition	—
Unrecognized prior service cost	—

Accrued benefit cost	$(1,673)

Amounts Recognized in the Balance Sheet
Other assets	$—
Other liabilities	1,411
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss	$834
Prior service cost	4
Net obligation at transition	(4)
Deferred tax	(284)

Total amount recognized	$550

The following table provides the components of net periodic benefit cost for the plan for the five months ended May 31, 2008:

May 31, 2008
Components of Net Periodic Benefit Cost
Service cost	$155
Interest cost	129
Expected return on plan assets	(134)
Amortization of prior service cost	1
Amortization of net obligation at transition	(1)
Recognized net actuarial loss	7

Net periodic benefit cost	$157

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss / (gain)	$38
Prior service cost	—
Amortization of prior service cost	(9)
Net obligation at transition	—
Amortization of net obligation at transition	9
Deferred income tax (benefit) expense	(15)

Total recognized in other comprehensive (loss)	$23

Total recognized in net periodic benefit cost and accumulated other comprehensive loss	$184

The weighted-average assumptions used in the measurement of BOE’s benefit obligation are shown in the following table:

2008
Discount rate	6.25%
Expected return on plan assets	8.50%
Rate of compensation increase	4.00%

The weighted-average assumption used in the measurement of BOE’s net periodic benefit cost are shown in the following table:

2008
Discount rate	6.00%
Expected return on plan assets	8.00%
Rate of compensation increase	4.00%

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

401(k) Plan

BOE has also adopted a contributory 401(k) profit sharing plan which covers substantially all employees. The employee may contribute up to 15% of compensation, subject to statutory limitations. BOE matches 50% of employee contributions up to 4% of compensation. The plan also provides for an additional discretionary contribution to be made by BOE as determined each year. The amounts charged to expense under this plan for the five months ended May 31, 2008 was approximately $33,000.

Deferred Compensation Agreements

BOE has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to approximately $93,000 for the five months ended May 31, 2008. These contracts are funded by life insurance policies.

Note 5. Stock Option Plans

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

A summary of the status of the stock plans follows:

	2008
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	29,359	$23.86
Granted	—	—
Forfeited	—	—
Exercised	(1,305)	20.73

Outstanding at end of the period	28,054	$24.01

Options exercisable at end of period	28,054	$24.01

Weighted-average remaining contractual life for outstanding and exercisable shares at May 31, 2008 and December 31, 2007.	5.25 years
Aggregate intrinsic value	$223,148

BOE FINANCIAL SERVICES OF VIRGINIA, INC

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on May 31, 2008. This amount changes with changes in the market value of BOE’s stock.

The total intrinsic value of options exercised during the five months ended May 31, 2008 was approximately $12,000

Note 6. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of diluted potential stock. Potential dilutive common stock had no effect on income available to common stockholders.

	Five months ended May 31, 2008
	Shares	Per Share
Basic earnings per share	1,213,285	$(0.15)

Effect of dilutive stock options	—

Diluted earnings per share	1,213,285	$(0.15)

At May 31, 2008, there were 28,054 options in the money that were excluded from the earnings per share calculation, as the effect would have been anti-dilutive.

Note 7. Parent Only Financial Statements

BOE Financial Services of Virginia, Inc. conducts no other business other than owning the stock of the Bank. Accordingly, the only significant asset of the Holding Company is its investment in the Bank and there are no liabilities.

Note 8. Subsequent Events

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

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The Certifying Officers based this conclusion on the fact that the Company had a material weakness with respect to its process for identifying impaired loans.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. During its assessment, management concluded that the Company had a material weakness with respect to its process for identifying impaired loans, as described below.

In the fourth quarter of 2010, the Company became aware that, as a result of credit downgrades reported in the second quarter of 2010 due to perceived credit weaknesses, its risk grade definition of impaired loans (Substandard and Doubtful) included some loans that were not impaired under generally accepted accounting principles (GAAP). The GAAP definition states that an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. As a consequence, the Company has determined that it has inadvertently overstated the amount of impaired loans during the second and third quarters of 2010, by $76 million and $77 million, respectively (based on the definition used at December 31, 2010) as the Substandard and Doubtful loans included in the second and third quarters were rated as such due to collateral deficiencies or financial documentation weaknesses but do not necessarily indicate impairment. Notwithstanding this situation, the Company does not believe that this misstatement had any material impact on the allowance for loan losses calculation as the portion of the allowance for unimpaired loans would have increased as a result of the weaknesses identified.

The Company has modified its definition of impaired loans at December 31, 2010 to include all non-accrual loans, all Doubtful loans that are not on non-accrual status and all Substandard loans that are more than 60 days delinquent. On an on-going basis beginning with the first quarter of 2011, the Company will review all Substandard and Doubtful loans (excluding loans less than $100K), as well as loans with other higher risk characteristics, for impairment in accordance with the accounting definition of impairment as described above.

        This broad overview, when more practicably applied to impaired loans for possible impairment, resulted in material change in the level of impaired loans as interpreted under Generally Accepted Accounting Principles at December 31, 2010. As a result of the magnitude of the change, based upon the application of the current assessment of impaired loans at December 31, 2010, and the Company’s continued efforts to appropriately identify loans deemed impaired, the Company has determined that a material weakness existed at December 31, 2010. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Based on the assessment, as described above, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 because of the material weakness described above.

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Remediation Steps to Address Material Weakness

Remediation of Material Weaknesses as of December 31, 2009

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited material weaknesses in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports and relating to the determination of specific reserves on impaired loans. The Company has concluded that these material weaknesses no longer exist as of December 31, 2010, as described below.

During the third quarter of 2009, the Company engaged an independent consulting firm to support the Company in its assessment of the Company’s quarterly post-closing process, its assessment of the internal control processes in the Company’s financial and accounting department to ensure that all key controls are identified and that the controls and process are appropriately documented and provide qualified resources to support the Company’s chief financial officer and chief accounting officer. During the first quarter of 2010, this firm provided an assessment of the strengths and weaknesses of the financial and accounting department, and management restructured certain roles, responsibilities and functions in the department. In addition, the Company engaged an outside accounting firm to support the Company with the accounting for the loan portfolio in its Maryland market subject to the FDIC shared loss agreements. Finally, in January 2010, the Company hired both a financial reporting manager and an assistant controller and, in May 2010, appointed the financial reporting manager as its controller and principal accounting officer. During its formal assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company has validated that there is no longer a material weakness in the Company’s internal controls relating to the financial reporting process for the Company’s periodic reports.

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

To address the material weakness relating to the production and maintenance of adequate documentation to support the specific reserve assigned to impaired loans, the Company adopted enhanced policy and procedures for the allowance for loan losses in September 2010. As set forth in such policy and procedures, each quarter, the Company prepares supporting data and other source data to support the major components of the calculation of the allowance for loan losses and to provide further credibility and reliability of the calculation. Under this quarterly process, all impaired loans require a complete impairment analysis that is accompanied by specified documentation and ultimately included in the ASC 310 portion of the allowance calculation. The Company also creates documentation supporting the Company’s estimate of losses under ASC 450, which is based on historical losses, external environmental factors, internal environmental factors and an unallocated adjustment. During its formal assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company has validated that there is no longer a material weakness in the Company’s internal controls with respect to this issue.

Remediation of Material Weakness as of December 31, 2010

As described above, the Company identified a material weakness related to its process for identifying impaired loans. As part of the remediation of this material weakness, the Company continues to review its criteria for the determination of impaired loans. The Company now has dedicated staff in the credit administration area, including a new chief credit officer with nearly 40 years of experience in the banking industry and a senior credit officer with 22 years of experience in the banking industry. To the extent that the criteria are revised and impact its allowance for loan loss calculation as a change in estimate, the Company will specifically identify the change in estimate that has been recorded based on this process.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company and each of the Predecessor Entities, commencing at page 58 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, effective as of July 17, 2009, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 23, 2010.

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590)

4.1	Specimen Unit Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.3	Specimen Warrant Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.4	Form of Unit Purchase Option to be granted to the representatives, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. , incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.8	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. , incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.14	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355)

10.15	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.16	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.17	TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355)

10.18	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355)

10.19	BOE Financial Services of Virginia, Inc. Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.20	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.21	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.22	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.23	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	IFR Section 30.15 - Certification For Years Following First Fiscal Year (Principal Executive Officer)*

99.2	IFR Section 30.15 - Certification For Years Following First Fiscal Year (Principal Financial Officer)*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above
(c)	Financial Statement Schedules. See Item 15(a)2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ Rex L. Smith, III
Rex L. Smith, III
Executive Vice President

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L, Smith, III Rex L. Smith, III	Executive Vice President (principal executive officer)	March 31, 2011

/s/ Bruce E. Thomas Bruce E. Thomas	Executive Vice President and Chief Financial Officer (principal financial officer)	March 31, 2011

/s/ Laureen D. Trice Laureen D. Trice	Senior Vice President and Controller (principal accounting officer)	March 31, 2011

/s/ Alexander F. Dillard, Jr. Alexander F. Dillard, Jr.	Chairman of the Board	March 31, 2011

/s/ Richard F. Bozard Richard F. Bozard	Director	March 31, 2011

/s/ L. McCauley Chenault L. McCauley Chenault	Director	March 31, 2011

/s/ Glenn J. Dozier Glenn J. Dozier	Director	March 31, 2011

/s/ P. Emerson Hughes, Jr. P. Emerson Hughes, Jr.	Director	March 31, 2011

/s/ Troy A Peery, Jr. Troy A. Peery, Jr.	Director	March 31, 2011

Signature	Title	Date

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Director	March 31, 2011

/s/ S. Waite Rawls, III S. Waite Rawls, III	Director	March 31, 2011

/s/ Gary A. Simanson Gary A. Simanson	Director	March 31, 2011

/s/ John C. Watkins John C. Watkins	Director	March 31, 2011

/s/ Robin Traywick Williams Robin Traywick Williams	Director	March 31, 2011