Form 10-K/A
period 2008-12-31
Community Bankers Trust Corp
filed 2011-04-08
CIK 1323648

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 4)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008 (filed on March 31, 2009 with the Securities and Exchange Commission (the “Commission”)), as amended by its Annual Report on Form 10-K/A (Amendment No. 1) (filed on April 30, 2009 with the Commission), its Annual Report on Form 10-K/A (Amendment No. 2) (filed on May 21, 2009 with the Commission) and its Annual Report on Form 10-K/A (Amendment No. 3) (filed on January 14, 2011 with the Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 4).

This Form 10-K/A (Amendment No. 4) reflects the following items in response to outstanding comments from the staff of the Commission’s Division of Corporation Finance:

•

a “restatement” note to the financial statements to quantify expressly changes in line items on its consolidated financial statements for the period ended December 31, 2008, following adjustments that the Registrant has previously made to correct valuation errors in the fair value of stock options issued by the Registrant in settlement of outstanding stock options of its predecessors (TransCommunity Financial Corporation and BOE Financial Services of Virginia, Inc.) as of the applicable merger dates.

•

a new material weakness as of December 31, 2008, and the remediation of it, related to the omission of certain financial and other information related to the Registrant’s predecessors from the original Form 10-K filing.

As previously presented in an earlier amendment, and as compared to the original Form 10-K filing, this Form 10-K/A (Amendment No. 4) includes financial statements and related information with respect to each of the Registrant’s predecessors, as the Registrant was a special purpose acquisition company with nominal results prior to the acquisition of each of these entities on May 31, 2008, and enhanced disclosure relating to goodwill and intangible assets, fair value measurements, FDIC-covered assets and asset quality in response to comments from the Commission.

The only items that the Registrant is amending in this Form 10-K/A are Items 8, 9A and 15, as set forth below. The disclosures that the Registrant has presented in this Form 10-K/A are as of the date of the original filing, and the Registrant has not undertaken to update such disclosures for any subsequent events or developments.

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

New York, NY

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheet of Community Bankers Trust Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Our report dated March 31, 2011 expressed an opinion that Community Bankers Trust Corporation and subsidiaries had not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

Galax, Virginia

April 22, 2010, except for

Note 2, as to which the

date is March 31, 2011

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

In addition, management failed to include certain financial information related to predecessor companies in the initial 2008 Annual Report on Form 10-K.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated April 22, 2010, except for note 2, which is date March 31, 2011, on those financial statements. The financial statements were adjusted for these errors.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended and our report dated April 22, 2010, except for note 2, as to which the date is March 31, 2011, expressed an unqualified opinion thereon.

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

Stock-Based Compensation

Prior to the Company’s mergers with BOE and TFC, both of these entities had stock-based compensation plans, which are more fully described in Note 13.

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

Note 2. Restatement

During 2008, management discovered that there was an error in the fair value of stock options issued by the Company in settlement of the TFC and BOE stock options outstanding as of the respective merger dates. When correcting this valuation error, the adjustment was inadvertently recorded twice. The result was an understatement of Goodwill and Deferred Taxes Liabilities of approximately $2.9 million and $1.5 million, respectively. Other assets decreased because the error correction resulted in a net deferred tax liability position as opposed to a net deferred tax asset position. An adjustment has been made to correct this error.

Specific line items of the financial statements for the year ended December 31, 2008 affected by the restatement are as follows:

(dollars in thousands)
	As filed	Restated
Consolidated Balance Sheet
Goodwill	34,285	37,184	(1)
Other assets	9,507	7,798	(2)
Total assets	1,029,050	1,030,240	(1),(2)

Other liabilities	16,992	17,465	(3)
Total liabilities	865,364	865,837	(3)

Additional paid in capital	145,359	146,076	(4)
Total stockholders’ equity	163,686	164,403	(4)

Consolidated Statement of Changes in Stockholders’ Equity
Issuance of stock related to business combination	100,052	100,769	(4)
Balance December 31, 2008	145,359	146,076	(4)

Consolidated Statements of Cash Flows
Non-cash transactions related to the acquisition of TFC and BOE assets and liabilities
Other assets	81,487	83,664	(5)
Other liabilities	8,756	10,216	(6)

Adjustments

(1)	to correct goodwill related to the revised calculation of the fair value of stock options in the amount of $2.177 million and for reclassification of merger and acquisition costs of $723,000
(2)	to correct deferred tax assets related to the revised calculation of the fair value of stock options in the amount of ($987,000) and for the reclassification of merger and acquisition costs to goodwill of ($723,000)
(3)	to correct deferred tax liabilities related to the revised calculation of the fair value of stock options
(4)	to correct additional paid in capital related to the revised calculation of the fair value of stock options
(5)	to correct the increase in other assets for the change in goodwill related to the revised calculation of the fair value of stock options
(6)	to correct the increase in other liabilities for the change in deferred taxes related to the revised calculation of the fair value of stock options

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 3. Securities

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

Note 4. Loans

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

Note 5. Premises and Equipment

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

Note 6. Mergers and Acquisitions

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

Note 7. Goodwill and Other Intangibles

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

Note 8. Fair Value Measurements

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

Note 9. Deposits

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

Note 10. Income Taxes

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

Note 11. Borrowings

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

Note 12. Employee Benefit Plans

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

Note 13. Stock Option Plans and Warrants

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

Note 14. Earnings Per Share

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

Note 15. Related Party Transactions

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

Note 16. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 19 with respect to financial instruments with off-balance-sheet risk.

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

Note 17. Dividend Limitations on Affiliate Bank

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

Note 18. Concentration of Credit Risk

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

Note 19. Financial Instruments With Off-Balance Sheet Risk

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

Note 20. Minimum Regulatory Capital Requirements

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

Note 21. Fair Value of Financial Instruments and Interest Rate Risk

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

Note 22. Trust Preferred Capital Notes

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

Note 23. Lease Commitments

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

Note 24. Other Noninterest Expense

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

Note 25. Parent Corporation Only Financial Statements

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

Note 26. Subsequent Events

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

Note 27. Preferred Stock

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

Furthermore, following the submission of the original Form 10-K filing, management determined that an additional material weakness, related to the omission from that filing of certain financial and other information related to the Company’s predecessors, existed as of December 31, 2008. Management determined that sufficient guidance existed at the date of the original filing in order for the Company to have been able to make the determination that the predecessors’ information should have been included in the Company’s original filing.

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

Based on the assessment, which excluded The Community Bank acquisition, as described above, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 because of the material weaknesses described above.

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

Furthermore, following the original Form 10-K, we submitted amendments to the original Form 10-K filing to include the financial and other information related to the Company’s predecessors that applicable guidance required to be included in such filing. As a result, the Company has remediated the material weakness related to that specific issue.

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

(a) The following documents are filed as part of this Form 10-K/A:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the reports thereon and the notes thereto commencing at page 3 of this Form 10-K/A with respect to the Company and the Predecessor Entities.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation (1)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc. (2)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation (3)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation (4)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (6)

3.3	Amended and Restated Bylaws (7)

4.1	Specimen Unit Certificate (8)

4.2	Specimen Common Stock Certificate (8)

4.3	Specimen Warrant Certificate (8)

4.4	Form of Unit Purchase Option to be granted to the representatives (8)

Exhibit No.	Description

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (9)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co. (10)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders (10)

4.8	Warrant to Purchase 780,000 Shares of Common Stock (6)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. (8)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders (9)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders (9)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (6)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and George M. Longest, Jr. (11)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas (11)

10.7	Employment Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.8	Employment Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.9	Change in Control Agreement by and between TransCommunity Financial Corporation and Patrick J. Tewell (11)

10.10	Change in Control Agreement by and between TransCommunity Financial Corporation and M. Andrew McLean (11)

10.11	Employment Agreement between Community Bankers Trust Corporation and Gary A. Simanson (12)

10.12	Form of Waiver, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean (6)

10.13	Form of Letter Agreement, executed by each of George M. Longest, Bruce E. Thomas, Patrick J. Tewell, Gary A. Simanson and M. Andrew McLean with the Company (6)

10.14	Separation Agreement and Release between Community Bankers Trust Corporation and Bruce B. Nolte (13)

10.15	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003 (14)

10.16	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.17	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan (15)

10.18	TransCommunity Financial Corporation 2007 Equity Compensation Plan (16)

10.19	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan (17)

10.20	BOE Financial Services of Virginia, Inc. Stock Incentive Plan (18)

10.21	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan (19)

Exhibit No.	Description

10.22	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (18)

10.23	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors (19)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Rosen Seymour Shapss Martin & Company LLP**

23.2	Consent of Yount, Hyde & Barbour, P.C.**

23.3	Consent of Elliott Davis, LLC**

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

31.3	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 1)*

31.4	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 1)*

31.5	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 2)*

31.6	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 2)*

31.7	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 3)*

31.8	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 3)*

31.9	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer (Amendment No. 4)**

31.10	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer (Amendment No. 4)**

32.1	Section 1350 Certifications**

*	Previously filed.
**	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590).
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590).
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590).
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590).
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240).
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590).
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590).
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590).
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008 (File No. 001-32590).
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008 (File No. 001-32590).
(14)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355).

(15)	Incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355).
(16)	Incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355).
(17)	Incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355).
(18)	Incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260).
(19)	Incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538).

(b) Exhibits. See Item 15(a)3. above.

(c) Financial Statement Schedules. See Item 15(a)2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

Date: April 8, 2011	By:	/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer