Form 10-Q
period 2011-03-31
Community Bankers Trust Corp
filed 2011-05-16
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2011, there were 21,468,455 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(dollars in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$18,147	$8,604
Interest-bearing bank deposits	13,600	22,777
Federal funds sold	5,000	2,000

Total cash and cash equivalents	36,747	33,381

Securities available for sale, at fair value	213,347	215,560
Securities held to maturity, at cost (fair value of $81,857 and $89,026, respectively)	77,793	84,771
Equity securities, restricted, at cost	7,119	7,170

Total securities	298,259	307,501

Loans not covered by FDIC shared loss agreement	514,276	525,548
Loans covered by FDIC shared loss agreement	108,329	115,537

Total loans	622,605	641,085
Allowance for loan losses (non-covered loans of $21,542 and $25,543, respectively; covered loans of $829 and $829, respectively)	(22,371)	(26,372)

Net loans	600,234	614,713

FDIC indemnification asset	55,535	58,369
Bank premises and equipment, net	35,206	35,587
Other real estate owned, covered by FDIC shared loss agreement	9,116	9,889
Other real estate owned, non-covered	7,332	5,928
Bank owned life insurance	6,895	6,829
FDIC receivable under shared loss agreement	1,398	7,250
Core deposit intangibles, net	14,254	14,819
Other assets	20,517	21,328

Total assets	$1,085,493	$1,115,594

LIABILITIES
Deposits:
Noninterest-bearing	$64,128	$62,359
Interest-bearing	865,413	899,366

Total deposits	929,541	961,725
Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	8,968	5,618

Total liabilities	979,633	1,008,467

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(609)	(660)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,468,455 shares issued and outstanding)	215	215
Additional paid in capital	143,999	143,999
Retained deficit	(56,244)	(54,999)
Accumulated other comprehensive income	(218)	(145)

Total stockholders’ equity	105,860	107,127

Total liabilities and stockholders’ equity	$1,085,493	$1,115,594

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(dollars and shares in thousands, except per share data)

	March 31, 2011	March 31, 2010
Interest and dividend income
Interest and fees on non-covered loans	$7,234	$8,723
Interest and fees on FDIC covered loans	3,820	3,593
Interest on federal funds sold	2	1
Interest on deposits in other banks	14	30
Interest and dividends on securities
Taxable	1,912	2,005
Nontaxable	412	894

Total interest and dividend income	13,394	15,246
Interest expense
Interest on deposits	2,979	4,857
Interest on other borrowed funds	332	331

Total interest expense	3,311	5,188

Net interest income	10,083	10,058
Provision for loan losses	1,498	5,042

Net interest income after provision for loan losses	8,585	5,016

Noninterest income
Service charges on deposit accounts	576	565
FDIC indemnification asset amortization	(2,745)	(377)
Gain on securities transactions, net	661	354
Loss on sale of other real estate, net	(612)	(2,377)
Other	714	2,250

Total noninterest income	(1,406)	415

Noninterest expense
Salaries and employee benefits	4,204	5,131
Occupancy expenses	814	739
Equipment expenses	330	412
Legal fees	105	46
Professional fees	191	334
FDIC assessment	872	605
Data processing fees	452	506
Amortization of intangibles	565	565
Other operating expenses	1,678	1,522

Total noninterest expense	9,211	9,860

Loss before income taxes	(2,032)	(4,429)
Income tax benefit	838	1,665

Net loss	$(1,194)	$(2,764)
Dividends accrued on preferred stock	—	221
Accretion of discount on preferred stock	51	48
Accumulated preferred dividends	221	—

Net loss available to common stockholders	$(1,466)	$(3,033)

Net loss per share — basic	$(0.07)	$(0.14)

Net loss per share — diluted	$(0.07)	$(0.14)

Weighted average number of shares outstanding
basic	21,468	21,468
diluted	21,468	21,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND

THE YEAR ENDED DECEMBER 31, 2010

(dollars and shares in thousands)

	Preferred Stock	Warrants	Discount on Preferred Stock	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance January 1, 2010	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,511)	$1,536	$131,102
Amortization of preferred stock warrants	—	—	194	—	—	—	(194)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:
Net loss	—	—	—	—	—	—	(20,993)	—	(20,993)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in unrealized gain/loss in investment securities, net of tax of $2,338	—	—	—	—	—	—	—	(4,539)	(4,539)
Less: Reclassification adjustment for gain on securities sold, net of tax of $1,064	—	—	—	—	—	—	—	2,065	2,065
Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303
Change in funded status of pension plan, net of tax of $256	—	—	—	—	—	—	—	496	496

Total comprehensive loss									(22,674)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance December 31, 2010 (Audited)	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	51	—	—	—	(51)	—	—
Comprehensive income:
Net loss	—	—	—	—	—	—	(1,194)	—	(1,194)
Change in unrealized gain/loss in investment securities, net of tax of $187	—	—	—	—	—	—	—	363	363
Less: Reclassification adjustment for gain on securities sold, net of tax of $225	—	—	—	—	—	—	—	(436)	(436)

Total comprehensive loss									(1,267)

Balance March 31, 2011 (Unaudited)	$17,680	$1,037	$(609)	21,468	$215	$143,999	$(56,244)	$(218)	$105,860

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(dollars in thousands)

	March 31, 2011	March 31, 2010
Operating activities:
Net loss	$(1,194)	$(2,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	1,023	1,090
Provision for loan losses	1,498	5,042
Amortization of security premiums and accretion of discounts, net	403	423
Net gain on sale of securities	(661)	(354)
Net loss on sale and valuation of other real estate	612	2,377
Changes in assets and liabilities:
Decrease (increase) in other assets	9,468	(2,576)
Increase (decrease) in accrued expenses and other liabilities	3,350	(3,316)

Net cash provided by (used in) operating activities	14,499	(78)

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	43,188	31,340
Purchase of securities	(33,800)	(33,004)
Proceeds from sale of other real estate	927	1,212
Net decrease (increase) in loans, excluding covered loans	3,724	(4,573)
Net decrease in loans, covered by FDIC shared loss agreement	6,952	7,601
Principal recoveries of loans previously charged off	135	65
Purchase of premises and equipment, net	(76)	(90)

Net cash provided by investing activities	21,050	2,551

Financing activities:
Net (decrease) increase in noninterest-bearing and interest-bearing demand deposits	(32,183)	12,886
Net decrease in federal funds purchased	—	(8,999)
Cash dividends paid	—	(1,080)

Net cash (used in) provided by financing activities	(32,183)	2,807

Net increase in cash and cash equivalents	3,366	5,280

Cash and cash equivalents:
Beginning of the period	$33,381	$32,235

End of the period	$36,747	$37,515

Supplemental disclosures of cash flow information:
Interest paid	$3,550	$5,763
Income taxes paid	—	—
Transfers of OREO property	2,170	40

See accompanying notes to unaudited consolidated financial statement

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia, as of April 30, 2011.

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

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Thirteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market. The Bank closed its office in Rockbridge County, Virginia in April 2011.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company at March 31, 2011, and the results of its operations, changes in stockholders’ equity, and its cash flows for the three months ended March 31, 2011.

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
(dollars in thousands)		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$78,933	$195	$(1,397)	$77,731
State, county and municipal	49,698	583	(624)	49,657
Corporate and other bonds	5,076	34	(16)	5,094
Mortgage backed securities	79,971	895	(1)	80,865

Total Securities Available for Sale	$213,678	$1,707	$(2,038)	$213,347

Securities Held to Maturity
State, county and municipal	$13,063	$745	$—	$13,808
Mortgage backed securities	64,730	3,319	—	68,049

Total Securities Held to Maturity	$77,793	$4,064	$—	$81,857

	December 31, 2010
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$90,849	$246	$(1,521)	$89,574
State, county and municipal	69,865	1,219	(749)	70,335
Corporate and other bonds	3,576	14	(17)	3,573
Mortgage backed securities	51,489	610	(21)	52,078

Total Securities Available for Sale	$215,779	$2,089	$(2,308)	$215,560

Securities Held to Maturity
State, county and municipal	$13,070	$693	$—	$13,763
Corporate and other bonds	1,002	3	—	1,005
Mortgage backed securities	70,699	3,559	—	74,258

Total Securities Held to Maturity	$84,771	$4,255	$—	$89,026

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $4.5 million with an amortized cost of $4.5 million as of March 31, 2011 and $5.8 million with an amortized cost of $5.8 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $11.5 million with an amortized cost of $11.5 million as of March 31, 2011 and $3.9 million with an amortized cost of $4.0 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $49.4 million with a fair value of $51.9 million as of March 31, 2011 and $54.3 million with a fair value of $57.0 million as of December 31, 2010.

The amortized cost and fair value of securities as of March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale

( (dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,126	$4,232	$9,864	$10,024
Due after one year through five years	43,053	45,109	121,305	120,319
Due after five years through ten years	29,142	30,945	68,827	69,481
Due after ten years	1,472	1,571	13,682	13,523

Total securities	$77,793	$81,857	$213,678	$213,347

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows:

(dollars in thousands)	Three Months Ended March 31
	2011	2010
Gross realized gains	$661	$358
Gross realized losses	—	(4)

Net securities gain (loss)	$661	$354

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$73,586	$(1,397)	$—	$—	$73,586	$(1,397)
State, county and municipal	17,890	(527)	824	(97)	18,714	(624)
Corporate and other bonds	1,342	(16)	—	—	1,342	(16)
Mortgage backed securities	3,362	(1)	—	—	3,362	(1)

Total	$96,180	$(1,941)	$824	$(97)	$97,004	$(2,038)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$83,989	$(1,521)	$—	$—	$83,989	$(1,521)
State, county and municipal	19,103	(644)	818	(105)	19,921	(749)
Corporate and other bonds	3,059	(17)	—	—	3,059	(17)
Mortgage backed securities	3,695	(21)	—	—	3,695	(21)

Total	$109,846	$(2,203)	$818	$(105)	$110,664	$(2,308)

The unrealized losses (impairments) in the investment portfolio as of March 31, 2011 and December 31, 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 55 securities at March 31, 2011 that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $33.7 million and $36.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure deposits and for other purposes required or permitted by law.

3. LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at March 31, 2011 and December 31, 2010 were comprised of the following:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$133,327	25.91%	$137,552	26.15%
Commercial	201,017	39.07	205,034	38.99
Construction and land development	95,286	18.52	103,763	19.73
Second mortgages	8,429	1.64	9,680	1.84
Multifamily	15,356	2.98	9,831	1.87
Agriculture	3,020	0.59	3,820	0.73

Total real estate loans	456,435	88.71	469,650	89.31
Commercial loans	47,092	9.15	44,368	8.44
Consumer installment loans	8,706	1.69	9,811	1.87
All other loans	2,245	0.45	1,993	0.38

Gross loans	514,478	100.00%	525,822	100.00%

Less unearned income on loans	(202)		(274)

Non-covered loans, net of unearned income	$514,276		$525,548

At March 31, 2011 and December 31, 2010, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

At March 31, 2011 and December 31, 2010, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

For the three months ended March 31, 2011, there were no interest reserves recognized as interest income on construction loans with interest reserves. There were no construction loans with interest reserves that were nonperforming at March 31, 2011.

Average investment in impaired loans was $48.3 million and $67.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, estimated interest income of $996,000 and $511,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of March 31, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,035	$5,032	$1,535	$3
Commercial	8,277	8,220	2,091	57
Construction and land development	11,468	11,454	2,313	14
Second mortgages	272	271	236	1
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	25,052	24,977	6,175	75
Commercial loans	1,740	1,740	852	—
Consumer installment loans	141	141	75	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$26,933	$26,858	$7,102	$75

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,888	$4,868	$—	$20
Commercial	6,627	6,588	—	39
Construction and land development	13,152	13,144	—	8
Second mortgages	74	74	—	—
Multifamily	—	—	—	—
Agriculture	53	53	—	—

Total real estate loans	24,794	24,727	—	67
Commercial loans	14	14	—	—
Consumer installment loans	15	15	—	—
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$24,823	$24,756	$—	$67

Total:
Mortgage loans on real estate:
Residential 1-4 family	$9,923	$9,900	$1,535	$23
Commercial	14,904	14,808	2,091	96
Construction and land development	24,620	24,598	2,313	22
Second mortgages	346	345	236	1
Multifamily	—	—	—	—
Agriculture	53	53	—	—

Total real estate loans	49,846	49,704	6,175	142
Commercial loans	1,754	1,754	852	—
Consumer installment loans	156	156	75	—
All other loans	—	—	—	—

Total impaired loans	$51,756	$51,614	$7,102	$142

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,886	$5,858	$1,558	$28
Commercial	3,314	3,314	901	—
Construction and land development	9,189	9,094	3,605	95
Second mortgages	165	161	161	4
Multifamily	—	—	—	—
Agriculture	294	288	100	6

Total real estate loans	18,848	18,715	6,325	133
Commercial loans	1,741	1,741	1,341	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$20,589	$20,456	$7,666	$133

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,666	$5,662	$—	$4
Commercial	3,867	3,867	—	—
Construction and land development	13,776	13,774	—	2
Second mortgages	218	218	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	23,527	23,521	—	6
Commercial loans	909	907	—	2
Consumer installment loans	91	90	—	1
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$24,527	$24,518	$—	$9

Total:
Mortgage loans on real estate:
Residential 1-4 family	$11,552	$11,520	$1,558	$32
Commercial	7,181	7,181	901	—
Construction and land development	22,965	22,868	3,605	97
Second mortgages	383	379	161	4
Multifamily	—	—	—	—
Agriculture	294	288	100	6

Total real estate loans	42,375	42,236	6,325	139
Commercial loans	2,650	2,648	1,341	2
Consumer installment loans	91	90	—	1
All other loans	—	—	—	—

Total impaired loans	$45,116	$44,974	$7,666	$142

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table represents non-covered nonaccruals by loan category as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Mortgage loans on real estate:
Residential 1-4 family	$8,421	$9,600
Commercial	8,589	7,181
Construction and land development	22,804	16,854
Second mortgages	289	218
Multifamily	0	—
Agriculture	53	—

Total real estate loans	40,156	33,853
Commercial loans	1,734	2,619
Consumer installment loans	0	60
All other loans	139	—

Total loans	$42,029	$36,532

Substandard and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2011 and December 31, 2010 is set forth in the table below (dollars in thousands):

	March 31, 2011	December 31, 2010
Nonaccruals	$42,029	$36,532
Substandard and still accruing	9,585	8,088
Doubtful and still accruing	—	354

Total impaired	$51,614	$44,974

The following table presents an age analysis of past due status of loans by category as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$2,591	$8,421	$11,012	$122,315	$133,327	$—
Commercial	740	8,681	9,421	191,596	201,017	92
Construction and land development	116	22,804	22,920	72,366	95,286	—
Second mortgages	138	289	427	8,002	8,429	—
Multifamily	603	—	603	14,753	15,356	—
Agriculture	—	53	53	2,967	3,020	—

Total real estate loans	4,188	40,248	44,436	411,999	456,435	92
Commercial loans	357	1,924	2,281	44,811	47,092	190
Consumer installment loans	49	139	188	8,518	8,706	—
All other loans	—	—	—	2,245	2,245	—

Total loans	$4,594	$42,311	$46,905	$467,573	$514,478	$282

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$3,444	$9,989	$13,433	$124,089	$137,522	$389
Commercial	1,711	7,181	8,892	196,142	205,034	—
Construction and land development	8,241	16,854	25,095	78,668	103,763	—
Second mortgages	194	218	412	9,268	9,680	—
Multifamily	—	—	—	9,831	9,831	—
Agriculture	288	—	288	3,532	3,820	—

Total real estate loans	13,878	34,242	48,120	421,530	469,650	389
Commercial loans	610	2,619	3,229	41,139	44,368	—
Consumer installment loans	121	60	181	9,630	9,811	—
All other loans	—	—	—	1,993	1,993	—

Total loans	$14,609	$36,921	$51,530	$474,292	$525,822	$389

Activity in the allowance for loan losses on non-covered loans for the three months ended March 31, 2011 and the year ended December 31, 2010 was comprised of the following (dollars in thousands):

	Three months ended March 31, 2011	Year ended December 31, 2010
Beginning allowance	$25,543	$18,169
Provision for loan losses	1,498	26,483
Recoveries of loans charged off	135	951
Loans charged off	(5,634)	(20,060)

Allowance at end of period	$21,542	$25,543

The following table presents activity in the allowance for loan losses on non-covered loans by loan category for the three months ended March 31, 2011 (dollars in thousands):

	Year ended December 31, 2010	Provision Allocation	Charge offs	Recoveries	Three months ended March 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(2,251)	$(322)	$16	$3,705
Commercial	5,287	2,107	(1,489)	4	5,909
Construction and land development	10,039	37	(1,767)	—	8,309
Second mortgages	406	(9)	—	1	398
Multifamily	260	12	—	—	272
Agriculture	266	(195)	—	—	71

Total real estate loans	22,520	(299)	(3,578)	21	18,664
Commercial loans	2,691	1,920	(2,003)	19	2,627
Consumer installment loans	257	(102)	(7)	63	211
All other loans	75	(21)	(46)	32	40

Total non-covered loans	$25,543	$1,498	$(5,634)	$135	$21,542

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents charge-offs and recoveries for non-covered loans by loan category for the year ended December 31, 2010 (dollars in thousands):

	Year ended December 31, 2010
	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$2,461	$(1)	$2,460
Commercial	1,352	(508)	844
Construction and land development	12,759	(103)	12,656
Second mortgages	360	(79)	281
Multifamily	375	—	375
Agriculture	—	—	—

Total real estate loans	17,307	(691)	16,616
Commercial loans	2,125	(178)	1,947
Consumer installment loans	497	(19)	478
All other loans	131	(63)	68

Total non-covered loans	$20,060	$(951)	$19,109

The following table presents information on the non-covered loans evaluated for impairment in the allowance for loan losses as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,802	$1,903	$3,705	$13,582	$119,745	$133,327
Commercial	3,016	2,893	5,909	48,371	152,646	201,017
Construction and land development	4,957	3,352	8,309	40,961	54,325	95,286
Second mortgages	249	149	398	498	7,931	8,429
Multifamily	—	272	272	—	15,356	15,356
Agriculture	18	53	71	251	2,769	3,020

Total real estate loans	10,042	8,622	18,664	103,663	352,772	456,435
Commercial loans	1,068	1,559	2,627	4,098	42,994	47,092
Consumer installment loans	85	126	211	296	8,410	8,706
All other loans	—	40	40	—	2,245	2,245

Total loans	$11,195	$10,347	$21,542	$108,057	$406,421	$514,478

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,753	$3,509	$6,262	$14,347	$123,175	$137,522
Commercial	2,967	2,320	5,287	48,552	156,482	205,034
Construction and land development	5,392	4,647	10,039	39,712	64,051	103,763
Second mortgages	179	227	406	339	9,341	9,680
Multifamily	—	260	260	—	9,831	9,831
Agriculture	174	92	266	1,027	2,793	3,820

Total real estate loans	11,465	11,055	22,520	103,977	365,673	469,650
Commercial loans	1,347	1,344	2,691	4,975	39,393	44,368
Consumer installment loans	30	227	257	209	9,602	9,811
All other loans	—	75	75	—	1,993	1,993

Total loans	$12,842	$12,701	$25,543	$109,161	$416,661	$525,822

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

Substandard - A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful - A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$109,298	$10,568	$11,194	$2,267	$133,327
Commercial	133,932	18,714	47,871	500	201,017
Construction and land development	40,746	13,580	40,480	480	95,286
Second mortgages	7,195	735	336	163	8,429
Multifamily	11,768	3,588	—	—	15,356
Agriculture	2,429	340	251	—	3,020

Total real estate loans	305,368	47,525	100,132	3,410	456,435
Commercial loans	41,055	1,944	3,161	932	47,092
Consumer installment loans	7,794	639	262	11	8,706
All other loans	1,888	357	—	—	2,245

Total loans	$356,105	$50,465	$103,555	$4,353	$514,478

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$112,595	$8,444	$13,839	$2,644	$137,522
Commercial	140,064	15,619	48,816	535	205,034
Construction and land development	45,448	17,156	39,183	1,976	103,763
Second mortgages	8,615	550	352	163	9,680
Multifamily	6,726	3,105	—	—	9,831
Agriculture	2,440	345	1,035	—	3,820

Total real estate loans	315,888	45,219	103,225	5,318	469,650
Commercial loans	36,452	1,506	4,604	1,806	44,368
Consumer installment loans	9,028	471	278	34	9,811
All other loans	1,993	—	—	—	1,993

Total loans	$363,361	$47,196	$108,107	$7,158	$525,822

At March 31, 2011, the Company had 1-4 family mortgages in the amount $183.4 million pledged as collateral to the FHLB for a total borrowing capacity of $129.7 million.

4. LOANS COVERED BY FDIC SHARED LOSS AGREEMENT (COVERED LOANS)

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB acquisition (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

As of March 31, 2011 and December 31, 2010, the outstanding balance of the covered loans was $182.3 million and $191.5 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$93,726	86.52%	$99,313	85.96%
Commercial	2,700	2.49	2,800	2.42
Construction and land development	4,756	4.39	5,751	4.98
Second mortgages	6,946	6.41	7,541	6.53
Multifamily	32	0.03	38	0.03
Agriculture	—	—	—	—

Total real estate loans	108,160	99.84	115,443	99.92
Commercial loans	—	—	—	—
Consumer installment loans	169	0.16	94	0.08
All other loans	—	—	—	—

Gross covered loans	$108,329	100.00%	$115,537	100.00%

Activity in the allowance for loan losses on covered loans for the three months ended March 31, 2011 and the year ended December 31, 2010 was comprised of the following the following (dollars in thousands):

	Three months ended March 31, 2011	Year ended December 31, 2010
Beginning allowance	$829	$—
Provision for loan losses	—	880
Recoveries of loans charged off	—	205
Loans charged off	—	(256)

Allowance at end of period	$829	$829

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$526	$93,726	$526	$99,313
Commercial	303	2,700	303	2,800
Construction and land development	—	4,756	—	5,751
Second mortgages	—	6,946	—	7,541
Multifamily	—	32	—	38
Agriculture	—	—	—	—

Total real estate loans	829	108,160	829	115,443
Commercial loans	—	—	—	—
Consumer installment loans	—	169	—	94
All other loans	—	—	—	—

Gross covered loans	$829	$108,329	$829	$115,537

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The change in the accretable yield balance for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows (dollars in thousands):

Balance, January 1, 2010	$56,792
Accretion	(13,759)
Reclassification from (to) Non-accretable Yield	32,685

Balance, December 31, 2010	75,718
Accretion	(3,820)
Reclassification from (to) Non-accretable Yield	(102)

Balance, March 31, 2011	$71,796

The covered loans are not classified as nonperforming assets as of March 31, 2011, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of March 31, 2011, there was an allowance for loan losses recorded on covered loans of $829,000. This allowance is the result of a change in the timing of expected cash flows for one of the covered loan pools.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB Accounting Standards Codification (ASC) 310-30 (originally issued as AICPA Statement of Position No. 03-3, Loans and Debt Securities Acquired with Deteriorated Credit Quality). The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income.

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

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805. The FDIC indemnification asset was measured at fair value at the time of acquisition, as it is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value at the acquisition date was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Because the acquired loans are subject to a shared loss agreement and the corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact on the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional noninterest income for the amount of the increase in the FDIC indemnification asset.

In addition to the premium amortization, the balance of the FDIC indemnification asset is affected by expected payments from the FDIC. Under the terms of the shared loss agreements, the FDIC will reimburse the Company for loss events incurred related to the covered loan portfolio. These events include such things as future writedowns due to decreases in the fair market value of other real estate owned (OREO), net loan charge-offs and recoveries, and net gains and losses on OREO sales.

The following table presents the balances of the FDIC indemnification asset related to the SFSB transaction at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at PV	FDIC Indemnification Asset Total
January 1, 2010	$88,943	$71,090	$5,017	$76,107
Increases:
Writedown of OREO property to FMV	3,028	2,422		2,422
Decreases:
Net amortization of premium			(3,165)	(3,165)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(8,521)	(6,817)		(6,817)
OREO sales	(8,858)	(7,086)		(7,086)
Reimbursements requested from FDIC	(3,865)	(3,092)		(3,092)
Reforecasted Change in Anticipated Expected Losses	(24,477)	(19,517)	19,517	—

December 31, 2010	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	875	700		700
Decreases:
Net amortization of premium			(2,745)	(2,745)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(650)	(520)		(520)
OREO sales	(12)	(10)		(10)
Reimbursements requested from FDIC	(324)	(259)		(259)
Reforecasted Change in Anticipated Expected Losses	(4,693)	(3,754)	3,754	—

March 31, 2011	$41,446	$33,157	$22,378	$55,535

6. OTHER INTANGIBLES

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Other intangible assets are presented in the following table (dollars in thousands):

Core Deposit Intangibles
Balance January 1, 2010	$17,080
Amortization	(2,261)

Balance December 31, 2010	14,819
Amortization	(565)

Balance March 31, 2011	$14,254

7. DEPOSITS

The following table provides interest-bearing deposit information, by type, as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
NOW	$105,870	$106,248
MMDA	127,284	127,594
Savings	66,733	64,121
Time deposits less than $100,000	346,018	367,333
Time deposits $100,000 and over	219,508	234,070

Total interest-bearing deposits	$865,413	$899,366

8. FAIR VALUES OF ASSETS AND LIABILITIES

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of March 31, 2011.

COMMUNITY BANKERS TRUST CORPORATION

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

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$77,731	$2,580	$75,151	$—
State, county, and municipal	49,657	282	49,375	—
Corporate and other bonds	5,094	—	5,094	—
Mortgage backed securities	80,865	30,921	49,944	—

Total investment securities available for sale	213,347	33,783	179,564	—

Total assets at fair value	$213,347	$33,783	$179,564	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$89,574	$3,254	$86,320	$—
State, county, and municipal	70,335	—	70,335	—
Corporate and other bonds	3,573	—	3,573	—
Mortgage backed securities	52,078	—	52,078	—

Total investment securities available for sale	215,560	3,254	212,306	—

Total assets at fair value	$215,560	$3,254	$212,306	$—

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2010 and still held on the consolidated balance sheet at March 31, 2011, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$30,294	$—	$24,443	$5,851
Other real estate owned (OREO), non-covered	7,332	—	—	7,332
Other real estate owned (OREO), covered	9,116	—	1,060	8,056

Total assets at fair value	$46,742	$—	$25,503	$21,239

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,083	$—	$8,741	$5,342
Other real estate owned (OREO), non-covered	5,928	—	—	5,928
Other real estate owned (OREO), covered	9,889	—	1,060	8,829

Total assets at fair value	$29,900	$—	$9,801	$20,099

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$36,747	$36,747	$33,381	$33,381
Securities available for sale	213,347	213,347	215,560	215,560
Securities held to maturity	77,793	81,857	84,771	89,027
Equity securities, restricted	7,119	7,119	7,170	7,170
Loans, non-covered	492,734	485,505	500,005	491,621
Loans, covered	107,500	127,389	114,708	139,952
FDIC indemnification asset	55,535	31,799	58,369	49,765
Accrued interest receivable	3,655	3,655	3,826	3,826

Financial liabilities:
Noninterest-bearing deposits	64,128	64,128	62,359	62,359
Interest-bearing deposits	865,413	867,850	899,366	898,508
Borrowings	41,124	44,734	41,124	45,210
Accrued interest payable	1,318	1,318	1,557	1,557

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2011. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include unimpaired non-covered loans, interest receivable, noninterest-bearing and interest-bearing deposits, other borrowings, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, interest-bearing bank deposits, and federal funds sold approximate fair value.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Securities held for investment

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

Financial Liabilities

Noninterest-bearing deposits

The carrying amount approximates fair value.

Interest-bearing deposits

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

9. EARNINGS PER SHARE

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

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2011
Basic EPS	$(1,466)	21,468	$(0.07)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(1,466)	21,468	$(0.07)

For the three months ended March 31, 2010
Basic EPS	$(3,033)	21,468	$(0.14)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(3,033)	21,468	$(0.14)

Excluded from the computation of diluted earnings per share were approximately 5.1 million and 5.2 million of awards, options or warrants, during the three months ended March 31, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

The Company has deferred the August and November 2010 and February 2011 payments of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company will also defer the May 2011 dividend payment. The total amount of accumulated dividends was $663,000 as of March 31, 2011, and that amount will increase to $884,000 with the deferral of the May payment.

10. DEFINED BENEFIT PLAN

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010, resulting in a curtailment gain included in pension expense of $210,000 in 2010.

Components of Net Periodic Benefit Cost

	Three months ended
(In thousands)	March 31, 2011	March 31, 2010
Service cost	$—	$92
Interest cost	65	91
Expected return on plan assets	(75)	(71)
Amortization of prior service cost	—	1
Amortization of net obligation at transition	—	(1)
Amortization of net loss	—	15

Net periodic benefit cost	$(10)	$127

At March 31, 2011, employer contributions totalled $105,000 for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

11. CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2010 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of May 13, 2011, these issues remain open.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2011 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2011 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia, as of April 30, 2011.

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers checks, safe deposit box facilities, investment services and fixed rate residential mortgages. Thirteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market. The Bank closed its office in Rockbridge County, Virginia in April 2011.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loans sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies. The Company’s income is offset by noninterest expense, which consists of goodwill impairment and other charges, salaries and benefits, occupancy and equipment costs, professional fees, and other operational expenses. The provision for loan losses and income taxes materially affect income.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the ability of the Company to comply with regulatory actions, and the costs associated with doing so;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the Company’s compliance with, and the timing of future reimbursements from the FDIC to the Company under, the shared loss agreements;

•	assumptions and estimates that underlie the accounting for loan pools under the shared loss agreements;

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

Allowance for Loan Losses on Covered Loans

The assets acquired in the Suburban Federal Savings Bank (SFSB) acquisition are covered by shared loss agreements with the FDIC. Under the shared loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements.

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

Because the acquired loans are subject to shared loss agreements and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses while resulting in additional noninterest income for the amount of the increase in the FDIC indemnification asset.

Other Intangible Assets

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records other intangibles per ASC 350, Intangibles-Goodwill and Others., Under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. The Company followed ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-

than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

As of March 31, 2011, the Company did not have any tax benefit disallowed under FASB ASC 740, Income Taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $6.6 million. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Net loss available to common stockholders was $1.5 million, or $0.07 per common share on a diluted basis, for the quarter ended March 31, 2011 compared with a net loss available to common stockholders of $3.0 million, or $0.14 per common share on a diluted basis, for the quarter ended March 31, 2010. The change in earnings performance was primarily driven by a reduction in the level of provision for loan losses. Provision for loan losses were $5.0 million in the first quarter of 2010 compared to $1.5 million in the first quarter of 2011. Also positively influencing the reduction in net loss for the first quarter of 2011 compared to the first quarter of 2010 was a $649,000, or 6.6%, improvement in noninterest expenses. Noninterest expenses declined from $9.9 million in the first quarter of 2010 to $9.2 million in the first quarter of 2011. Offsetting these improvements was a decline in total noninterest income, from $415,000 in the first quarter of 2010 to negative $1.4 million in the first quarter of 2011. This was due to the recognition of $2.7 million in FDIC indemnification asset amortization, which resulted in a reduction in the amount carried on the balance sheet that the Company anticipates it will collect from the FDIC on the loans covered by shared loss agreements.

Net Interest Income

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, including securities and loans, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income was $10.1 million for the quarter ended March 31, 2011, compared with $10.1 million for the first quarter of 2010. The stable level of net interest income over these time frames is the result of a balance between decreases in total interest income of $1.9 million offset by a like decrease of $1.9 million in total interest expense. Loan interest income was adversely affected by declining loan balances as well as an increase in nonperforming loans. Continued aggressive deposit pricing strategies with respect to all deposit categories have resulted in the decreased interest expense.

The net interest margin on a tax equivalent basis for the quarter ended March 31, 2011 increased 29 basis points to 4.33% compared with 4.04% for the quarter ended March 31, 2010. The primary component influencing the net interest margin, was a lower overall interest expense relative to the deposit base. Management proactively lowered rates on virtually all deposits during 2010 in an effort to increase earnings. The average cost of time deposits declined 63 basis points, from 1.99% for the quarter ended March 31, 2010 to 1.36% for the quarter ended March 31, 2011.

An additional benefit to the net interest margin was the improved yield on FDIC covered loans. The yield on covered loans equaled 13.59% for the quarter ended March 31, 2011, an improvement of 378 basis points from the quarter ended March 31, 2010. This is primarily the result of better than expected performance on these loans since the forecast at the acquisition date. FDIC covered loans are held on the balance sheet at carrying value.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB Accounting Standards Codification (ASC) 310-30 (originally issued as AICPA Statement of Position No. 03-3, Loans and Debt Securities Acquired with Deteriorated Credit Quality). The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income.

The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2011 and 2010. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended March 31, 2011			Three months ended March 31, 2010
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$517,805	$7,234	5.59%	$577,715	$8,723	6.04%
FDIC covered loans, including fees	112,463	3,820	13.59	146,460	3,593	9.81

Total loans	630,268	11,054	7.02	724,175	12,316	6.80
Interest-bearing bank balances	14,681	14	0.39	22,614	30	0.53
Federal funds sold	4,611	2	0.19	1,696	1	0.16
Securities (taxable)	257,244	1,912	2.97	201,166	2,005	3.99
Securities (tax exempt)(1)	43,874	624	5.69	92,355	1,355	5.87

Total earning assets	950,678	13,606	5.73	1,042,006	15,707	6.03
Allowance for loan losses	(24,918)			(18,647)
Non-earning assets	169,080			200,668

Total assets	$1,094,840			$1,224,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$232,483	$346	0.60	$211,845	$400	0.76
Savings	64,958	85	0.52	60,339	93	0.62
Time deposits	580,509	2,548	1.76	705,658	4,364	2.47

Total deposits	877,950	2,979	1.36	977,842	4,857	1.99
Federal funds purchased	140	1	0.61	537	—	0.14
FHLB and other borrowings	41,124	331	3.22	41,124	331	3.22

Total interest-bearing liabilities	919,214	3,311	1.44	1,019,503	5,188	2.04
Noninterest-bearing deposits	62,459			60,746
Other liabilities	5,548			11,817

Total liabilities	987,221			1,092,066
Stockholders’ equity	107,619			131,961

Total liabilities and stockholders’ equity	$1,094,840			$1,224,027

Net interest earnings		$10,295			$10,519

Net interest spread			4.28%			3.99%

Net interest margin			4.33%			4.04%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The provision for loan losses for non-covered loans was $1.5 million for the quarter ended March 31, 2011. This compares with a $5.0 million provision for the quarter ended March 31, 2010. The ratio of the allowance for loan losses to nonperforming assets was 43.39% at March 31, 2011, compared to 59.61% at December 31, 2010. The ratio of allowance for loan losses to total non-covered loans was 4.19% at March 31, 2011 compared with 4.86% at December 31, 2010. The decrease in the allowance for loan losses to total non-covered loans from December to March was mainly the result of aggressive charge-offs for non-performing loans. Net charged-off loans of $5.5 million for the quarter ended March 31, 2011 compared with net charged-off loans of $8.7 million for the quarter ended December 31, 2010.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected as the carrying value recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. There was no provision expense related to this portfolio in the first quarter of 2011.

Noninterest Income

For the quarter ended March 31, 2011, noninterest income equaled negative $1.4 million versus $415,000 in the first quarter of 2010. This change was due primarily to the increase of the FDIC indemnification asset amortization of $2.4 million and a reduction in other noninterest income of $1.5 million, offset by a $1.8 million reduction in net losses on sales and write-down on other real estate owned, a $307,000 increase in gains on sales of securities and an increase of $11,000 in service charges on deposit accounts.

The increased FDIC indemnification asset amortization is the result of improved forecasted performance from the loan pools acquired from the FDIC. Based on current forecasts, as both projected losses and FDIC reimbursements decline, the FDIC indemnification asset amortization increases to reduce the FDIC indemnification asset over the life of the FDIC shared loss agreements. During the first quarter of 2011, the Company’s projected expected loan pool losses declined by $4.8 million, requiring the Company to increase the rate of FDIC indemnification asset amortization. As a result, the Company’s FDIC indemnification asset amortization totaled $2.7 million for the quarter as compared to $1.2 million for the fourth quarter of 2010. Although loss projections could change, this level of quarterly amortization could continue based on current forecasts. However, lower losses also improve future accretion interest income performance and reduce the losses that the Company must absorb under the FDIC shared loss agreements, which is currently twenty percent.

Noninterest Expense

Noninterest expenses were $9.2 million for the first quarter of 2011 compared with $9.9 million for the first quarter of 2010. This represents a $649,000, or 6.6%, decrease. Salaries and employee benefits for the first quarter of 2011 were $4.2 million or 45.6% of all noninterest expenses, compared with $5.1 million or 52.0% of all noninterest expenses for the first quarter of 2010. This represents a decrease of $927,000, or 18.1%. In late September 2010, the Company announced staffing and management changes that reduced the Company’s work force by approximately ten percent. Professional fees declined $143,000, or 42.8%, from $334,000 in the first quarter of 2010 compared to $191,000 in the first quarter of 2011. Equipment expenses declined $82,000 from the first quarter of 2010 to the same period in 2011. Data processing expenses declined $54,000 during this time frame.

Income Taxes

Income tax benefit was $838,000 for the three months ended March 31, 2011, compared with an income tax benefit of $1.7 million in the first quarter of 2010. This is reflective of the higher losses incurred in the first quarter of 2010.

FINANCIAL CONDITION

At March 31, 2011, the Company had total assets of $1.085 billion, a decrease of $30.1 million, or 2.7%, from total assets of $1.116 billion at December 31, 2010. Total loans, including loans covered by the FDIC shared loss agreements of $108.3 million, were $622.6 million at March 31, 2011, decreasing $18.5 million, or 2.9%, from $641.1 million at December 31, 2010. The carrying value of covered loans declined $7.2 million, or 6.2%, from December 31, 2010. The reduction in the covered loan portfolio was due to the planned disposition of FDIC covered assets and declining balances of FDIC covered loans. Non-covered loans equaled $514.3 million at March 31, 2011, declining $11.3 million, or 2.1%, since December 31, 2010. The decline in loan volume within the non-covered loan portfolio was the direct result of $5.5 million in net loan charge-offs coupled with loan run-off and an overall decrease in loan demand.

The Company’s securities portfolio decreased $9.2 million, or 3.0%, during the first quarter of 2011 to equal $298.3 million. The Company had Federal funds sold of $5.0 million at March 31, 2011 versus $2.0 million at December 31, 2010. Securities balances declined during the first quarter of 2011 to offset declines in deposit balances as well as de-leverage the Company’s balance sheet, which increases the tier 1 leverage capital ratio, and to shorten the duration of the Company’s asset base and make it less vulnerable to an increase in interest rates. The sales also resulted in a gain of $661,000, or $436,000 net of tax effect.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $213.3 million at March 31, 2011 and $215.6 million at December 31, 2010. At March 31, 2011, the Company had a net unrealized loss on the AFS portfolio of $331,000 compared with a net unrealized loss of $219,000 at December 31, 2010.

Total deposits at March 31, 2011 were $929.5 million, decreasing $32.2 million from December 31, 2010. Time deposits declined $35.9 million during the first quarter of 2011 as management continued to lower rates among all regions, as loan demand remained weak and covered loans continued to decline in volume. The Company is attempting to restructure the deposit mix away from higher priced time deposits and more into lower cost transactional accounts. The most notable change has been the increase in savings accounts, which increased $2.6 million, or 4.1%, during the first quarter of 2011. The Company’s total loan-to-deposit ratio was 67.0% at March 31, 2011 compared to 66.7% at December 31, 2010.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of March 31, 2011 and December 31, 2010.

Stockholders’ equity at March 31, 2010 was $105.9 million and represented 9.8% of total assets. Stockholders’ equity was $107.1 million, or 9.6% of total assets, at December 31, 2010.

Asset Quality – non-covered assets

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the loan portfolio.

Non-covered loan quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risks inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and appropriateness of collateral and guarantors, non-performing loans and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies. See Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section above for further discussion.

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $49.6 million at March 31, 2011 and net charge-offs were $5.5 million for the three month period ended March 31, 2011. This compares with nonperforming assets of $42.8 million and net charge-offs of $19.1 million at and for the year ended December 31, 2010.

Nonperforming non-covered loans increased $5.4 million during the first quarter of 2011. Additions to nonaccrual loans totaled $14.4 million, primarily attributable to approximately four relationships relating to loans for construction and land development and income producing commercial property, totaling $11.4 million, which are secured by real estate. The remaining increase related primarily to loans for residential property and commercial real estate, which are also secured by real estate. There were $5.6 million in charge-offs taken during the quarter, of which three commercial loan customers aggregated $1.7 million. The remaining charge-offs were centered in commercial real estate, construction and land development, and residential real estate loans. Foreclosures for the quarter totaled $1.9 million and $1.2 million were reinstated to accruing status.

In accordance with GAAP, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with contractual terms of the loan agreement. The Company has modified its application of the definition of impaired loans to include all troubled debt restructured and nonaccrual loans. In addition, the Company reviews all substandard and doubtful loans greater than $100,000 that are not on nonaccrual status, as well as loans with other risk characteristics, pursuant to and specifically for compliance with the accounting definition of impairment as described above. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

The Company has identified a material weakness related to its process of identifying impaired loans. See Item 4 of this report for further discussion.

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2011 and December 31, 2010, total impaired non-covered loans equaled $51.6 million and $45.0 million, respectively. Management has adopted a nine point risk rating system for which credits are continually monitored for proper classification. The increase in impaired loans demonstrates weakening economic conditions specifically in the real estate market and management’s determination that these credits warrant substandard or worse classification.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	March 31, 2011	December 31, 2010
Nonaccrual loans	$42,029	$36,532
Loans past due over 90 days and accruing interest	282	389

Total nonperforming non-covered loans	42,311	36,921
Other real estate owned (OREO) – non-covered	7,332	5,928

Total nonperforming non-covered assets	$49,643	$42,849

Accruing troubled debt restructure loans	$4,481	$4,007

Balances
Allowance for loan losses	$21,542	$25,543
Average loans during quarter, net of unearned income	517,805	539,503
Loans, net of unearned income	514,276	525,548

Ratios
Allowance for loan losses to loans	4.19%	4.86%
Allowance for loan losses to nonperforming assets	43.39%	59.61%
Allowance for loan losses to nonaccrual loans	51.26%	69.92%
Nonperforming assets to loans and other real estate	9.52%	8.06%
Net charge-offs for quarter to average loans, annualized	4.25%	6.47%

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2011, the Company had 24 loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Two of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at March 31, 2011 was $12.0 million, of which $7.5 million were classified as nonaccrual.

The primary benefit of the restructured multiple loan workout strategy is to maximize the potential return by restructuring the loan into a “good loan” (the A loan) and a “bad loan” (the B loan). The impact on interest is positive because the Bank is collecting interest on the A loan rather than potentially foregoing interest on the entire original loan structure. The A loan is underwritten pursuant to the Bank’s standard requirements and graded accordingly. The B loan is classified as either “doubtful” or “loss”. An impairment analysis is performed on the B loan and, based on its results, all or a portion of the B note is charged-off or a specific loan loss reserve is established.

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

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2011 and December 31, 2010 is below (dollars in thousands):

	March 31, 2011		December 31, 2010

	Amount of Nonaccrual	% of Non-Covered Loans	Amount of Nonaccrual	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$8,421	6.32%	$9,600	6.98%
Commercial	8,589	4.27%	7,181	3.50%
Construction and land development	22,804	23.93%	16,854	16.24%
Second mortgages	289	3.43%	218	2.25%
Multifamily	—	—	—	—
Agriculture	53	1.75%	—	—

Total real estate loans	40,156	8.80%	33,853	7.21%
Commercial loans	1,734	3.68%	2,619	5.90%
Consumer installment loans	139	1.60%	60	0.61%
All other loans	—	—	—	—

Gross loans	$42,029	8.17%	$36,532	6.95%

At March 31, 2011, the Company had 23 construction and land development credit relationships in nonaccrual status. The borrowers under 16 of these relationships are residential land developers, and the borrowers under the remaining seven are commercial land developers. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2011 was $22.8 million. These loans have either been charged-down or sufficiently reserved against to equate to the current expected realizable value.

During the first quarter of 2011, the Company charged off $1.8 million with respect to seven of these relationships. The total amount of the allowance for loan losses attributed to all 23 relationships was $8.3 million at March 31, 2011, or 36.4% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared loss agreements at March 31, 2011 and December 31, 2010 are as follows;

(dollars in thousands)
	March 31, 2011	December 31, 2010
Nonaccrual covered loans(1)	$18,440	$21,986
Fair value adjustment	(10,435)	(12,430)

Nonaccrual covered loans at fair value	8,005	9,556
Other real estate owned (OREO) - covered	9,116	9,889

Total nonperforming covered assets	$17,121	$19,445

(1)

Amount is based on contractual book value. Contractual book value of total covered loans is $182.3 million and $191.5 million at March 31, 2011 and December 31, 2010, respectively. In accordance with ASC 310, covered loans are recorded at carrying value of $108.3 million and $115.5 million at March 31, 2011 and December 31, 2010, respectively.

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

Total stockholders’ equity was $105.9 million at March 31, 2011. The Company’s ratio of total risk-based capital was 15.8% at March 31, 2011 compared to 15.6% at December 31, 2010. The tier 1 risk-based capital ratio was 14.7% at March 31, 2011 and 14.4% at December 31, 2010. The Company’s tier 1 leverage ratio was 8.5% at March 31, 2011 and 8.1% at December 31, 2010. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.3% during the quarter ended March 31, 2011.

The Company will defer the May 2011 payment of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company had previously deferred the August and November 2010 and February 2011 payments. The Company has also deferred, beginning in September 2010, the interest payments that it makes with respect to trust preferred subordinated debt.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At each of March 31, 2011 and December 31, 2010, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $32.9 million.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of March 31, 2011 and December 31, 2010, is as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Commitments to extend credit	$56,191	$63,659
Standby letters of credit	11,645	12,114

Total commitments with off-balance sheet risks	$67,836	$75,773

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at March 31, 2011:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(1.1)%	$(386)
+100 bp	(0.8)%	(283)
most likely	0%	—
–100 bp	3.6%	1,308
–200 bp	3.0%	1,084

At March 31, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.1%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 3.0%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s recently selected chief executive officer and its chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated under it. The Certifying Officers based this conclusion on the fact that the Company had a material weakness with respect to its process for identifying impaired loans. Additional information with respect to this issue is included in the discussion below.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited a material weakness in the Company’s internal controls relating to its process for identifying impaired loans, as described below. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. While management is not required to re-assess the effectiveness of internal control over financial reporting during the fiscal year, the Company has concluded that the material weakness continues to exist as of March 31, 2011, as described below.

In the fourth quarter of 2010, the Company determined that, as a result of credit downgrades reported in the second quarter of 2010 due to perceived credit weaknesses, the loans that the Company identified as “impaired” included all loans risk-rated substandard and doubtful and thus included some loans that were not impaired under generally accepted accounting principles (GAAP). The GAAP definition states that an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. As a consequence, the Company determined that it inadvertently overstated the total amount of impaired loans during the second and third quarters of 2010, as the substandard and doubtful loans included in the second and third quarters were rated as such due to collateral deficiencies or financial documentation weaknesses but did not necessarily indicate impairment under the GAAP definition. Notwithstanding this situation, the Company does not believe that this overstatement has had any material impact on the allowance for loan losses calculation for any period, as the portion of the allowance that was attributable to loans inaccurately designated as “impaired” would have nevertheless been incorporated in the general component of the allowance

In the first quarter of 2011, the Company modified its application of the definition of impaired loans to include all troubled debt restructured and nonaccrual loans. In addition, the Company reviewed all substandard and doubtful loans greater than $100,000 that were not on nonaccrual status, as well as loans with other risk characteristics, pursuant to and specifically for compliance with the accounting definition of impairment as described above. As described in the next section below, the Company has also taken a number of steps to improve its process for identifying impaired loans.

As a result of the magnitude of the changes that the Company made to its level of impaired loans during 2010 and the Company’s continued efforts to appropriately identify loans deemed impaired, the Company has determined that the material weakness continues to exist as of March 31, 2011.

Remediation Steps to Address Material Weakness

To address the issues described above, the Company has taken the remediation steps discussed below.

The Company has centralized key credit administration functions, and these efforts are resulting in a number of improvements in these functions, including the current remediation of the material weakness in the Company’s internal controls relating to its process for identifying impaired loans. During 2010, the Company implemented an entity-wide credit processing program that includes a risk rating tool, requires detailed documentation for use in the underwriting process, enhances management’s ability to measure risk and standardizes underwriting across the Bank. In the first quarter of 2011, the Company hired a new chief credit officer with nearly 40 years of credit experience in the banking industry and appointed a new senior credit officer with 22 years of credit experience in the banking industry. Also, during the first quarter of 2011, the Company enhanced its oversight of potential troubled assets by creating a new internal special assets committee, and oversight at the Board of Directors level has been enhanced by a new credit committee. These actions have resulted in the implementation of key processes and procedures for credit administration, including a clear definition for credits that are deemed to be “impaired”.

Management continues to develop the process and procedures for the actual evaluation of potentially impaired loans on an entity-wide basis, including clear documentation to ensure consistent and accurate assessments. The Company will also conduct appropriate training across the organization on this and related issues, as lenders in the organization must analyze and evaluate key credit issues on a consistent basis. Notwithstanding these additional necessary steps, the restructuring of the credit administration function now provides for the review of all evaluations of impaired loans for accuracy.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

As previously reported, on September 30, 2009, the Company received a comment letter from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “Staff”) with respect to disclosures in certain of its periodic reports filed in 2009, and the Company received follow-up comment letters with respect to disclosures in periodic reports filed in 2009 and 2010. The Staff has notified the Company that it has completed its review of these filings and that it does not have any further comments at this time.

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

Date: May 13, 2011

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 13, 2011