Form 10-Q
period 2011-06-30
Community Bankers Trust Corp
filed 2011-08-15
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2011, there were 21,627,549 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(dollars in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,065	$8,604
Interest-bearing bank deposits	7,408	22,777
Federal funds sold	—	2,000

Total cash and cash equivalents	18,473	33,381

Securities available for sale, at fair value	232,278	215,560
Securities held to maturity, at cost (fair value of $76,689 and $89,026, respectively)	72,388	84,771
Equity securities, restricted, at cost	6,965	7,170

Total securities	311,631	307,501

Loans held for resale	83	—

Loans not covered by FDIC shared loss agreement	501,056	525,548
Loans covered by FDIC shared loss agreement	104,314	115,537

Total loans	605,370	641,085
Allowance for loan losses (non-covered loans of $16,803 and $25,543, respectively; covered loans of $829 and $829, respectively)	(17,632)	(26,372)

Net loans	587,738	614,713

FDIC indemnification asset	51,127	58,369
Bank premises and equipment, net	35,017	35,587
Other real estate owned, covered by FDIC shared loss agreement	8,674	9,889
Other real estate owned, non-covered	12,393	5,928
Bank owned life insurance	6,961	6,829
FDIC receivable under shared loss agreement	1,570	7,250
Core deposit intangibles, net	13,689	14,819
Other assets	18,127	21,328

Total assets	$1,065,483	$1,115,594

LIABILITIES
Deposits:
Noninterest-bearing	$64,495	$62,359
Interest-bearing	845,980	899,366

Total deposits	910,475	961,725

Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	4,806	5,618

Total liabilities	956,405	1,008,467

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(556)	(660)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,627,549 and 21,468,455 shares issued and outstanding, respectively)	216	215
Additional paid in capital	144,181	143,999
Retained deficit	(55,776)	(54,999)
Accumulated other comprehensive income	2,296	(145)

Total stockholders’ equity	109,078	107,127

Total liabilities and stockholders’ equity	$1,065,483	$1,115,594

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income
Interest and fees on non-covered loans	$7,328	$8,478	$14,562	$17,201
Interest and fees on FDIC covered loans	4,838	3,386	8,658	6,979
Interest on federal funds sold	2	3	4	4
Interest on deposits in other banks	10	24	24	54
Interest and dividends on securities
Taxable	2,085	2,162	3,997	4,167
Nontaxable	229	880	641	1,774

Total interest and dividend income	14,492	14,933	27,886	30,179
Interest expense
Interest on deposits	2,711	4,486	5,690	9,343
Interest on federal funds purchased	1	1	1	1
Interest on other borrowed funds	367	333	699	664

Total interest expense	3,079	4,820	6,390	10,008

Net interest income	11,413	10,113	21,496	20,171
Provision for loan losses	—	21,282	1,498	26,324

Net interest income after provision for loan losses	11,413	(11,169)	19,998	(6,153)

Noninterest income
Service charges on deposit accounts	637	622	1,213	1,187
FDIC indemnification asset amortization	(2,657)	(362)	(5,402)	(739)
Gain (loss) on securities transactions, net	176	(452)	837	(98)
Loss on sale of other real estate, net	(249)	(1,182)	(861)	(3,559)
Other	662	1,259	1,376	3,509

Total noninterest income	(1,431)	(115)	(2,837)	300

Noninterest expense
Salaries and employee benefits	4,171	4,805	8,375	9,936
Occupancy expenses	733	713	1,547	1,452
Equipment expenses	320	363	650	775
Legal fees	35	96	140	142
Professional fees	198	743	389	1,077
FDIC assessment	761	613	1,633	1,218
Data processing fees	476	572	928	1,078
Amortization of intangibles	565	566	1,130	1,131
Impairment of goodwill	—	5,727	—	5,727
Other operating expenses	2,075	1,977	3,753	3,499

Total noninterest expense	9,334	16,175	18,545	26,035

Income (loss) before income taxes	648	(27,459)	(1,384)	(31,888)
Income tax (expense) benefit	(127)	7,843	711	9,508

Net income (loss)	$521	$(19,616)	$(673)	$(22,380)
Dividends accrued on preferred stock	—	221	—	442
Accretion of discount on preferred stock	53	49	104	97
Accumulated preferred dividends	221	—	442	—

Net income (loss) available to common stockholders	$247	$(19,886)	$(1,219)	$(22,919)

Net income (loss) per share — basic	$0.01	$(0.93)	$(0.06)	$(1.07)

Net income (loss) per share — diluted	$0.01	$(0.93)	$(0.06)	$(1.07)

Weighted average number of shares outstanding
basic	21,535	21,468	21,502	21,468
diluted	21,535	21,468	21,502	21,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND

THE YEAR ENDED DECEMBER 31, 2010

(dollars and shares in thousands)

								Accumulated
			Discount			Additional		Other
	Preferred		on Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total
Balance January 1, 2010	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,511)	$1,536	$131,102
Amortization of preferred stock warrants	—	—	194	—	—	—	(194)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	(20,993)	—	(20,993)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in unrealized gain/loss in investment securities, net of tax of $2,338	—	—	—	—	—	—	—	(4,539)	(4,539)
Less: Reclassification adjustment for gain on securities sold, net of tax of $1,064	—	—	—	—	—	—	—	2,065	2,065

Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303
Change in funded status of pension plan, net of tax of $256	—	—	—	—	—	—	—	496	496

Total comprehensive loss									(22,674)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance December 31, 2010 (Audited)	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	104	—	—	—	(104)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Comprehensive income:	—	—
Net loss	—	—	—	—	—	—	(673)	—	(673)
Change in unrealized gain/loss in investment securities, net of tax of $1,542	—	—	—	—	—	—	—	2,994	2,994
Less: Reclassification adjustment for gain on securities sold, net of tax of $284	—	—	—	—	—	—	—	(553)	(553)

Total comprehensive income									1,768

Balance June 30, 2011 (Unaudited)	$17,680	$1,037	$(556)	21,628	$216	$144,181	$(55,776)	$2,296	$109,078

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(dollars in thousands)

	June 30, 2011	June 30, 2010
Operating activities:
Net loss	$(673)	$(22,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	2,035	2,190
Issuance of common stock	183	—
Provision for loan losses	1,498	26,324
Amortization of security premiums and accretion of discounts, net	907	842
Impairment of goodwill	—	5,727
Net (gain) loss on sale of securities	(837)	98
Net loss on sale and valuation of other real estate	861	3,559
Changes in assets and liabilities:
Decrease (increase) in other assets	14,649	(15,469)
Decrease in accrued expenses and other liabilities	(812)	(5,380)

Net cash provided by (used in) operating activities	17,811	(4,489)

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	137,479	46,093
Purchase of securities	(137,980)	(63,695)
Proceeds from sale of other real estate	2,317	4,327
Net decrease in loans, excluding covered loans	6,930	10,574
Net decrease in loans, covered by FDIC shared loss agreement	9,898	17,719
Principal recoveries of loans previously charged off	221	893
Purchase of premises and equipment, net	(334)	(298)

Net cash provided by investing activities	18,531	15,613

Financing activities:
Net (decrease) increase in noninterest-bearing and interest-bearing demand deposits	(51,250)	13,085
Net decrease in federal funds purchased	—	(8,999)
Cash dividends paid	—	(1,301)

Net cash (used in) provided by financing activities	(51,250)	2,785

Net increase in cash and cash equivalents	(14,908)	13,909

Cash and cash equivalents:
Beginning of the period	$33,381	$32,235

End of the period	$18,473	$46,144

	June 30, 2011	June 30, 2010
Supplemental disclosures of cash flow information:
Interest paid	$6,676	$10,632
Income taxes paid	—	—
Transfers of OREO property	8,428	6,566

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company, changes in stockholder’s equity, and its cash flows at June 30, 2011, as well as the results of its operations, for the three and six months ended June 30, 2011.

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
(dollars in thousands)	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$9,820	$214	$(16)	$10,018
State, county and municipal	48,748	1,737	(177)	50,308
Corporate and other bonds	5,067	11	(3)	5,075
Mortgage backed securities	165,163	1,785	(71)	166,877

Total Securities Available for Sale	$228,798	$3,747	$(267)	$232,278

Securities Held to Maturity
State, county and municipal	$12,181	$916	$—	$13,097
Mortgage backed securities	60,207	3,385	—	63,592

Total Securities Held to Maturity	$72,388	$4,301	$—	$76,689

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $7.5 million with an amortized cost of $7.5 million as of June 30, 2011 and $5.8 million with an amortized cost of $5.8 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $14.8 million with an amortized cost of $14.7 million as of June 30, 2011 and $3.9 million with an amortized cost of $4.0 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $45.7 million with a fair value of $48.2 million as of June 30, 2011 and $54.3 million with a fair value of $57.0 million as of December 31, 2010.

The amortized cost and fair value of securities as of June 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

(dollars in thousands)	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$46	$46	$16,121	$16,375
Due after one year through five years	44,628	46,890	74,531	75,201
Due after five years through ten years	26,390	28,324	124,825	127,217
Due after ten years	1,324	1,429	13,321	13,485

Total securities	$72,388	$76,689	$228,798	$232,278

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (OTTI) of securities available for sale during the periods were as follows:

(dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Gross realized gains	$193	$79	$854	$436
Gross realized losses	17	72	17	75
OTTI	—	459	—	459

Net securities gains (loss)	$176	$(452)	$837	$(98)

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At June 30, 2010, the financial institution securities were deemed to have

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

impairment losses that were other than temporary in nature in the amount of $459,000, as management did not intend to hold them until they recovered their value. At June 30, 2011, there were no investments held that had impairment losses other than temporary in nature.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$2,483	$(16)	$—	$—	$2,483	$(16)
State, county and municipal	5,202	(114)	857	(63)	6,059	(177)
Corporate and other bonds	2,784	(3)	—	—	2,784	(3)
Mortgage backed securities	19,520	(71)	—	—	19,520	(71)

Total	$29,989	$(204)	$857	$(63)	$30,846	$(267)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$83,989	$(1,521)	$—	$—	$83,989	$(1,521)
State, county and municipal	19,103	(644)	818	(105)	19,921	(749)
Corporate and other bonds	3,059	(17)	—	—	3,059	(17)
Mortgage backed securities	3,695	(21)	—	—	3,695	(21)

Total	$109,846	$(2,203)	$818	$(105)	$110,664	$(2,308)

The unrealized losses in the investment portfolio as of June 30, 2011 and December 31, 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 28 securities at June 30, 2011 that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $40.1 million and $36.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits and for other purposes required or permitted by law.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

3. LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at June 30, 2011 and December 31, 2010 were comprised of the following:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$131,205	26.18%	$137,522	26.15%
Commercial	197,897	39.49	205,034	38.99
Construction and land development	85,002	16.96	103,763	19.73
Second mortgages	8,306	1.66	9,680	1.84
Multifamily	13,397	2.67	9,831	1.87
Agriculture	2,566	0.51	3,820	0.73

Total real estate loans	438,373	87.47	469,650	89.31
Commercial loans	51,511	10.28	44,368	8.44
Consumer installment loans	9,600	1.92	9,811	1.87
All other loans	1,710	0.33	1,993	0.38

Gross loans	501,194	100.00%	525,822	100.00%

Less unearned income on loans	(138)		(274)

Non-covered loans, net of unearned income	$501,056		$525,548

At June 30, 2011 and December 31, 2010, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At June 30, 2011 and December 31, 2010, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

For the three and six months ended June 30, 2011, there were no interest reserves recognized as interest income on construction loans with interest reserves. There were $10.8 million of construction loans with interest reserves that were nonperforming at June 30, 2011.

Average investment in impaired loans was $47.1 million and $86.7 million as of June 30, 2011 and June 30, 2010, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during the three and six months ended June 30, 2011 and 2010. For the three months ended June 30, 2011 and 2010, estimated interest income of $916,000 and $705,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2011 and 2010, estimated interest income of $1.7 million and $1.1 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of June 30, 2011 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,044	$4,044	$995	$—
Commercial	1,741	1,741	580	—
Construction and land development	5,645	5,645	1,190	—
Second mortgages	159	159	52	—
Multifamily	—	—	—	—
Agriculture	53	53	12	—

Total real estate loans	11,642	11,642	2,829	—
Commercial loans	997	997	119	—
Consumer installment loans	55	55	17	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$12,694	$12,694	$2,965	$—

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,143	$4,116	$—	$27
Commercial	9,905	9,809	—	96
Construction and land development	17,409	17,401	—	8
Second mortgages	40	40	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	31,497	31,366	—	131
Commercial loans	522	522	—	—
Consumer installment loans	19	19	—	—
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$32,038	$31,907	$—	$131

Total:
Mortgage loans on real estate:
Residential 1-4 family	$8,187	$8,160	$995	$27
Commercial	11,646	11,550	580	96
Construction and land development	23,054	23,046	1,190	8
Second mortgages	199	199	52	—
Multifamily	—	—	—	—
Agriculture	53	53	12	—

Total real estate loans	43,139	43,008	2,829	131
Commercial loans	1,519	1,519	119	—
Consumer installment loans	74	74	17	—
All other loans	—	—	—	—

Total impaired loans	$44,732	$44,601	$2,965	$131

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,886	$5,858	$1,558	$28
Commercial	3,314	3,314	901	—
Construction and land development	9,189	9,094	3,605	95
Second mortgages	165	161	161	4
Multifamily	—	—	—	—
Agriculture	294	288	100	6

Total real estate loans	18,848	18,715	6,325	133
Commercial loans	1,741	1,741	1,341	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$20,589	$20,456	$7,666	$133

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,666	$5,662	$—	$4
Commercial	3,867	3,867	—	—
Construction and land development	13,776	13,774	—	2
Second mortgages	218	218	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	23,527	23,521	—	6
Commercial loans	909	907	—	2
Consumer installment loans	91	90	—	1
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$24,527	$24,518	$—	$9

Total:
Mortgage loans on real estate:
Residential 1-4 family	$11,552	$11,520	$1,558	$32
Commercial	7,181	7,181	901	—
Construction and land development	22,965	22,868	3,605	97
Second mortgages	383	379	161	4
Multifamily	—	—	—	—
Agriculture	294	288	100	6

Total real estate loans	42,375	42,236	6,325	139
Commercial loans	2,650	2,648	1,341	2
Consumer installment loans	91	90	—	1
All other loans	—	—	—	—

Total impaired loans	$45,116	$44,974	$7,666	$142

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table represents non-covered nonaccruals by loan category as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans on real estate:
Residential 1-4 family	$7,041	$9,600
Commercial	8,352	7,181
Construction and land development	20,700	16,854
Second mortgages	199	218
Multifamily	—	—
Agriculture	53	—

Total real estate loans	36,345	33,853
Commercial loans	1,330	2,619
Consumer installment loans	61	60
All other loans	—	—

Total loans	$37,736	$36,532

Substandard and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2011 and December 31, 2010 is set forth in the table below (dollars in thousands):

	June 30, 2011	December 31, 2010
Nonaccruals	$37,736	$36,532
Substandard and still accruing	6,865	8,088
Doubtful and still accruing	—	354

Total impaired	$44,601	$44,974

The following table presents an age analysis of past due status of loans by category as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$2,634	$7,041	$9,675	$121,530	$131,205	$—
Commercial	1,841	8,352	10,193	187,704	197,897	—
Construction and land development	2,816	20,700	23,516	61,486	85,002	—
Second mortgages	179	199	378	7,928	8,306	—
Multifamily	—	—	—	13,397	13,397	—
Agriculture	—	53	53	2,513	2,566	—

Total real estate loans	7,470	36,345	43,815	394,558	438,373	—
Commercial loans	686	1,330	2,016	49,495	51,511	—
Consumer installment loans	134	61	195	9,405	9,600	—
All other loans	—	—	—	1,710	1,710	—

Total loans	$8,290	$37,736	$46,026	$455,168	$501,194	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$3,444	$9,989	$13,433	$124,089	$137,522	$389
Commercial	1,711	7,181	8,892	196,142	205,034	—
Construction and land development	8,241	16,854	25,095	78,668	103,763	—
Second mortgages	194	218	412	9,268	9,680	—
Multifamily	—	—	—	9,831	9,831	—
Agriculture	288	—	288	3,532	3,820	—

Total real estate loans	13,878	34,242	48,120	421,530	469,650	389
Commercial loans	610	2,619	3,229	41,139	44,368	—
Consumer installment loans	121	60	181	9,630	9,811	—
All other loans	—	—	—	1,993	1,993	—

Total loans	$14,609	$36,921	$51,530	$474,292	$525,822	$389

Activity in the allowance for loan losses on non-covered loans for the six months ended June 30, 2011 and the year ended December 31, 2010 was comprised of the following (dollars in thousands):

	Six months ended June 30, 2011	Year ended December 31, 2010
Beginning allowance	$25,543	$18,169
Provision for loan losses	1,498	26,483
Recoveries of loans charged off	221	951
Loans charged off	(10,459)	(20,060)

Allowance at end of period	$16,803	$25,543

The following table presents activity in the allowance for loan losses on non-covered loans by loan category for the six months ended June 30, 2011 (dollars in thousands):

	Year ended December 31, 2010	Provision Allocation	Charge offs	Recoveries	Six months ended June 30, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(1,317)	$(1,504)	$16	$3,457
Commercial	5,287	501	(2,496)	8	3,300
Construction and land development	10,039	139	(3,510)	—	6,668
Second mortgages	406	(65)	(75)	2	268
Multifamily	260	(86)	—	—	174
Agriculture	266	(219)	—	—	47

Total real estate loans	22,520	(1,047)	(7,585)	26	13,914
Commercial loans	2,691	2,466	(2,698)	34	2,493
Consumer installment loans	257	63	(80)	96	336
All other loans	75	16	(96)	65	60

Total non-covered loans	$25,543	$1,498	$(10,459)	$221	$16,803

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

The following table presents information on the non-covered loans evaluated for impairment in the allowance for loan losses as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment Total		Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,104	$2,353	$3,457	$11,156	$120,049	$131,205
Commercial	1,121	2,179	3,300	46,333	151,564	197,897
Construction and land development	2,623	4,045	6,668	35,854	49,148	85,002
Second mortgages	70	198	268	351	7,955	8,306
Multifamily	—	174	174	—	13,397	13,397
Agriculture	12	35	47	222	2,344	2,566

Total real estate loans	4,930	8,984	13,914	93,916	344,457	438,373
Commercial loans	247	2,246	2,493	3,735	47,776	51,511
Consumer installment loans	30	306	336	234	9,366	9,600
All other loans	3	57	60	276	1,434	1,710

Total loans	$5,210	$11,593	$16,803	$98,161	$403,033	$501,194

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,753	$3,509	$6,262	$14,347	$123,175	$137,522
Commercial	2,967	2,320	5,287	48,552	156,482	205,034
Construction and land development	5,392	4,647	10,039	39,712	64,051	103,763
Second mortgages	179	227	406	339	9,341	9,680
Multifamily	—	260	260	—	9,831	9,831
Agriculture	174	92	266	1,027	2,793	3,820

Total real estate loans	11,465	11,055	22,520	103,977	365,673	469,650
Commercial loans	1,347	1,344	2,691	4,975	39,393	44,368
Consumer installment loans	30	227	257	209	9,602	9,811
All other loans	—	75	75	—	1,993	1,993

Total loans	$12,842	$12,701	$25,543	$109,161	$416,661	$525,822

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$110,189	$9,830	$10,613	$573	$131,205
Commercial	134,551	17,011	45,835	500	197,897
Construction and land development	35,627	13,523	35,806	46	85,002
Second mortgages	7,335	620	192	159	8,306
Multifamily	9,823	3,574	—	—	13,397
Agriculture	1,985	373	208	—	2,566

Total real estate loans	299,510	44,931	92,654	1,278	438,373
Commercial loans	45,911	1,606	3,994	—	51,511
Consumer installment loans	8,979	379	232	10	9,600
All other loans	1,354	356	—	—	1,710

Total loans	$355,754	$47,272	$96,880	$1,288	$501,194

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$112,595	$8,444	$13,839	$2,644	$137,522
Commercial	140,064	15,619	48,816	535	205,034
Construction and land development	45,448	17,156	39,183	1,976	103,763
Second mortgages	8,615	550	352	163	9,680
Multifamily	6,726	3,105	—	—	9,831
Agriculture	2,440	345	1,035	—	3,820

Total real estate loans	315,888	45,219	103,225	5,318	469,650
Commercial loans	36,452	1,506	4,604	1,806	44,368
Consumer installment loans	9,028	471	278	34	9,811
All other loans	1,993	—	—	—	1,993

Total loans	$363,361	$47,196	$108,107	$7,158	$525,822

At June 30, 2011, the Company had 1-4 family mortgages in the amount $176.2 million pledged as collateral to the FHLB for a total borrowing capacity of $109.9 million.

4. LOANS COVERED BY FDIC SHARED LOSS AGREEMENT (COVERED LOANS)

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

As of June 30, 2011 and December 31, 2010, the outstanding balance of the covered loans was $173.3 million and $191.5 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$91,121	87.35%	$99,312	85.96%
Commercial	1,901	1.82	2,800	2.42
Construction and land development	4,672	4.48	5,751	4.98
Second mortgages	6,567	6.30	7,542	6.53
Multifamily	30	0.03	38	0.03
Agriculture	—	—	—	—

Total real estate loans	104,291	99.98	115,443	99.92
Commercial loans	—	—	—	—
Consumer installment loans	23	0.02	94	0.08
All other loans	—	—	—	—

Gross covered loans	$104,314	100.00%	$115,537	100.00%

Activity in the allowance for loan losses on covered loans for the six months ended June 30, 2011 and the year ended December 31, 2010 was comprised of the following the following (dollars in thousands):

	Six months ended June 30, 2011	Year ended December 31, 2010
Beginning allowance	$829	$—
Provision for loan losses	—	880
Recoveries of loans charged off	—	205
Loans charged off	—	(256)

Allowance at end of period	$829	$829

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$526	$91,121	$526	$99,312
Commercial	303	1,901	303	2,800
Construction and land development	—	4,672	—	5,751
Second mortgages	—	6,567	—	7,542
Multifamily	—	30	—	38
Agriculture	—	—	—	—

Total real estate loans	829	104,291	829	115,443
Commercial loans	—	—	—	—
Consumer installment loans	—	23	—	94
All other loans	—	—	—	—

Gross covered loans	$829	$104,314	$829	$115,537

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The change in the accretable yield balance for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows (dollars in thousands):

Balance, January 1, 2010	$56,792
Accretion	(13,759)
Reclassification from (to) Non-accretable Yield	32,685

Balance, December 31, 2010	75,718
Accretion	(8,607)
Reclassification from (to) Non-accretable Yield	(4,697)

Balance, June 30, 2011	$62,414

The covered loans are not classified as nonperforming assets as of June 30, 2011, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of June 30, 2011, there was an allowance for loan losses recorded on covered loans of $829,000. This allowance is the result of a change in the timing of expected cash flows for one of the covered loan pools.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income.

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

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset was measured at fair value at the time of acquisition, as it is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value at the acquisition date was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The following table presents the balances of the FDIC indemnification asset related to the SFSB transaction at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at PV	FDIC Indemnification Asset Total
January 1, 2010	$88,943	$71,090	$5,017	$76,107
Increases:
Writedown of OREO property to FMV	3,028	2,422		2,422
Decreases:
Net accretion of premium			(3,165)	(3,165)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(8,521)	(6,817)		(6,817)
OREO sales	(8,858)	(7,086)		(7,086)
Reimbursements requested from FDIC	(3,865)	(3,092)		(3,092)
Reforecasted Change in Anticipated Expected Losses	(24,477)	(19,517)	19,517	—

December 31, 2010	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	586	469		469
Decreases:
Net amortization of premium			(5,402)	(5,402)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(920)	(736)		(736)
OREO sales	(921)	(737)		(737)
Reimbursements requested from FDIC	(1,045)	(836)		(836)
Reforecasted Change in Anticipated Expected Losses	(4,177)	(3,342)	3,342	—

June 30, 2011	$39,773	$31,818	$19,309	$51,127

6. OTHER INTANGIBLES

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TFC and BOE, the Company recorded $15.0 million in core deposit intangible assets. Core deposit intangibles resulting from the Georgia and Maryland transactions equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Other intangible assets are presented in the following table (dollars in thousands):

Core Deposit Intangibles
Balance January 1, 2010	$17,080
Amortization	(2,261)

Balance December 31, 2010	14,819
Amortization	(1,130)

Balance June 30, 2011	$13,689

7. DEPOSITS

The following table provides interest-bearing deposit information, by type, as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
NOW	$111,268	$106,248
MMDA	121,210	127,594
Savings	67,564	64,121
Time deposits less than $100,000	332,895	367,333
Time deposits $100,000 and over	213,043	234,070

Total interest-bearing deposits	$845,980	$899,366

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of June 30, 2011.

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

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$10,018	$5,477	$4,541	$—
State, county, and municipal	50,308	1,206	49,102	—
Corporate and other bonds	5,075	—	5,075	—
Mortgage backed securities	166,877	65,510	101,367	—

Total investment securities available for sale	232,278	72,193	160,085	—
Loans held for resale	83	—	83	—

Total assets at fair value	$232,361	$72,193	$160,168	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$89,574	$3,254	$86,320	$—
State, county, and municipal	70,335	—	70,335	—
Corporate and other bonds	3,573	—	3,573	—
Mortgage backed securities	52,078	—	52,078	—

Total investment securities available for sale	215,560	3,254	212,306	—

Total assets at fair value	$215,560	$3,254	$212,306	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Loans held for resale

The carrying amounts of loans held for resale approximate fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2010 and still held on the consolidated balance sheet at June 30, 2011, the following table provides the fair value measures by level of valuation assumptions used for those assets.

		June 30, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$25,141	$—	$20,703	$4,438
Other real estate owned (OREO), non-covered	12,393	—	95	12,298
Other real estate owned (OREO), covered	8,674	—	1,480	7,194

Total assets at fair value	$46,208	$—	$22,278	$23,930

Total liabilities at fair value	$—	$—	$—	$—

		December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,083	$—	$8,741	$5,342
Other real estate owned (OREO), non-covered	5,928	—	—	5,928
Other real estate owned (OREO), covered	9,889	—	1,060	8,829

Total assets at fair value	$29,900	$—	$9,801	$20,099

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$18,473	$18,473	$33,381	$33,381
Securities available for sale	232,278	232,278	215,560	215,560
Securities held to maturity	72,388	76,689	84,771	89,027
Equity securities, restricted	6,965	6,965	7,170	7,170
Loans held for resale	83	83	—	—
Loans, non-covered	484,252	475,673	500,005	491,621
Loans, covered	103,485	122,540	114,708	139,952
FDIC indemnification asset	51,127	31,547	58,369	49,765
Accrued interest receivable	3,381	3,381	3,826	3,826

Financial liabilities:
Noninterest-bearing deposits	64,495	64,495	62,359	62,359
Interest-bearing deposits	845,980	848,992	899,366	898,508
Borrowings	41,124	45,293	41,124	45,210
Accrued interest payable	1,271	1,271	1,557	1,557

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2011. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include unimpaired non-covered loans, interest receivable, noninterest-bearing and interest-bearing deposits, other borrowings, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Financial Liabilities

Noninterest-bearing deposits

The carrying amount of noninterest-bearing deposits approximates fair value.

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

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended June 30 2011
Basic EPS	$247	21,535	$0.01
Effect of dilutive stock awards	—	—	—

Diluted EPS	$247	21,535	$0.01

For the three months ended June 30, 2010
Basic EPS	$(19,886)	21,468	$(0.93)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(19,886)	21,468	$(0.93)

For the six months ended June 30, 2011
Basic EPS	$(1,219)	21,502	$(0.06)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(1,219)	21,502	$(0.06)

For the six months ended June 30, 2010
Basic EPS	$(22,919)	21,468	$(1.07)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(22,919)	21,468	$(1.07)

Excluded from the computation of diluted earnings per share were an average of 3.7 million and 5.2 million of awards, options or warrants for the three months ended June 30, 2011 and 2010, respectively and an average of 4.4 million and 5.2 million for the six months ended June 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

As of June 30, 2011, the Company has deferred four payments of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company will also defer the August 2011 dividend payment. The total amount of accumulated dividends was $884,000 as of June 30, 2011, and that amount will increase to $1.1 million with the deferral of the August 2011 payment.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

	Three months ended		Six months ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$—	$92	$—	$184
Interest cost	65	91	130	182
Expected return on plan assets	(75)	(71)	(150)	(142)
Amortization of prior service cost	—	1	—	2
Amortization of net obligation at transition	—	(1)	—	(2)
Amortization of net loss	—	15	—	30

Net periodic benefit cost	$(10)	$127	$(20)	$254

At June 30, 2011, employer contributions totalled $105,000 for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

11. CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2010 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of August 15, 2011, these issues remain open.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2011 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2011 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The allowance consists of specific and general components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

Allowance for Loan Losses on Covered Loans

The assets acquired in the Suburban Federal Savings Bank (SFSB) transaction are covered by shared loss agreements with the FDIC. Under the shared loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made monthly until the end of the month in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements.

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

As of June 30, 2011, the Company did not have any tax benefit disallowed under FASB ASC 740, Income Taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $10.5 million. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Net income available to common stockholders was $247,000, or $0.01 per common share on a diluted basis, for the quarter ended June 30, 2011 compared with a net loss available to common stockholders of $19.9 million, or $0.93 per common share on a diluted basis, for the quarter ended June 30, 2010. Net income was driven by an increase in net interest income from aggressive deposit pricing and noninterest expense controls. Additionally, there was no provision for loan losses in the second quarter of 2011 compared with $21.3 million in the second quarter of 2010. Also positively influencing the performance in earnings in the second quarter of 2011 compared to the second quarter of 2010 was the recognition of $5.7 million in goodwill impairment charges in the second quarter of 2010. This eliminated the Company’s goodwill balances, generated by the formation of the Company in 2008.

Furthermore, the Company has focused on improvement in noninterest expenses by lowering staffing levels, consolidating certain administrative functions, and lowering its use of temporary or outside staffing resources. Noninterest expenses declined from $16.2 million for the three months ended June 30, 2010 to $9.3 million for the three months ended June 30, 2011. Excluding goodwill impairment charges, noninterest expenses would have declined from $10.4 million in the second quarter of 2010, to $9.3 million in the second quarter of 2011. Offsetting these improvements was a decline in total noninterest income, from negative $115,000 in the second quarter of 2010, to negative $1.4 million in the second quarter of 2011 as the Company recognized $2.7 million in FDIC indemnification asset amortization. This recognition resulted in a reduction in the amount carried on the balance sheet that the Company anticipates it will collect from the FDIC on the loans covered by FDIC shared loss agreements.

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

Net interest income increased $1.3 million year over year, from $10.1 million in the second quarter of 2010 to $11.4 million in the second quarter of 2011. This represents an increase of 12.9% and was the result primarily of an increase in the Company’s interest spread, from 3.99% in the second quarter of 2010 to 4.97% in the second quarter of 2011. This increased the Company’s net interest margin from 4.04% in the second quarter of 2010 to 5.01% for the same period in 2011. A decline in the cost of interest bearing liabilities, from 1.89% for the second quarter of 2010 to 1.37% for the second quarter of 2011, coupled with an increase in the yield on FDIC covered loans noted above, were the drivers of this increase.

Net interest income was $21.5 million for the six months ended June 30, 2011, compared with $20.2 million for the six months ended June 30, 2010. The increase in net interest income was primarily the result of decreases in the average balances of interest-bearing liabilities of $112.9 million, or 11.1%, coupled with lower rates, which has reduced interest expense 36.2%, from $10.0 million in the first six months of 2010 to $6.4 million for the first six months of 2011. The tax equivalent net interest margin increased to 4.65% in the first six months of 2011 from 4.04% in the first six months of 2010.

An additional benefit to the net interest margin was the improved yield on FDIC covered loans. The yield on covered loans equaled 18.28% for the quarter ended June 30, 2011, an improvement of 852 basis points from 9.76% for the quarter ended June 30, 2010. For the six months ended June 30, 2011, the yield on covered loans equaled 15.87%, an improvement of 608 basis points from 9.79% for the six months ended June 30, 2010. This is primarily the result of better than expected performance on these loans since the forecast at the acquisition date. FDIC covered loans are held on the balance sheet at carrying value.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB Accounting Standards Codification (ASC) 310-30 (originally issued as AICPA Statement of Position No. 03-3, Loans and Debt Securities Acquired with Deteriorated Credit Quality). The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income. In the second quarter of 2011, the Company received $1.9 million in cash payments applied based on the cost recovery method against loans from the ADC pool.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2011 and 2010. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended June 30, 2011			Three months ended June 30, 2010
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$506,752	$7,328	5.78%	$575,457	$8,478	5.89%
FDIC covered loans, including fees	105,842	4,838	18.28	138,675	3,386	9.76

Total loans	612,594	12,166	7.94	714,132	11,864	6.65
Interest-bearing bank balances	12,222	10	0.33	16,885	24	0.56
Federal funds sold	5,827	2	0.13	6,521	3	0.18
Securities (taxable)	266,929	2,085	3.12	217,695	2,162	3.97
Securities (tax exempt)(1)	23,517	347	5.90	91,206	1,333	5.84

Total earning assets	921,089	14,610	6.34	1,046,439	15,386	5.88
Allowance for loan losses	(20,440)			(23,358)
Non-earning assets	171,930			196,591

Total assets	$1,072,579			$1,219,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$236,189	$347	0.59	$227,433	$393	0.69
Savings	66,661	88	0.53	62,386	87	0.56
Time deposits	552,425	2,276	1.65	691,278	4,006	2.32

Total deposits	855,275	2,711	1.27	981,097	4,486	1.83
Federal funds purchased	571	1	0.64	106	1	0.53
FHLB and other borrowings	41,124	367	3.57	41,124	333	3.25

Total interest-bearing liabilities	896,970	3,079	1.37	1,022,327	4,820	1.89
Noninterest-bearing deposits	58,008			64,070
Other liabilities	10,888			6,646

Total liabilities	965,866			1,093,043
Stockholders’ equity	106,713			126,629

Total liabilities and stockholders’ equity	$1,072,579			$1,219,672

Net interest earnings		$11,531			$10,566

Net interest spread			4.97%			3.99%

Net interest margin			5.01%			4.04%

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Six months ended June 30, 2011			Six months ended June 30, 2010
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$512,203	$14,562	5.69%	$576,579	$17,201	5.97%
FDIC covered loans, including fees	109,134	8,658	15.87	142,546	6,979	9.79

Total loans	621,337	23,220	7.47	719,125	24,180	6.72
Interest-bearing bank balances	13,445	24	0.36	19,744	54	0.54
Federal funds sold	5,222	4	0.16	4,121	4	0.19
Securities (taxable)	265,939	3,997	3.01	209,353	4,167	3.98
Securities (tax exempt)(1)	33,639	971	5.77	91,777	2,689	5.86

Total earning assets	939,582	28,216	6.01	1,044,121	31,094	5.96
Allowance for loan losses	(22,667)			(21,015)
Non-earning assets	166,660			201,722

Total assets	$1,083,575			$1,224,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$234,346	$693	0.59	$219,682	$793	0.72
Savings	65,814	173	0.52	61,368	180	0.59
Time deposits	566,390	4,824	1.70	698,428	8,370	2.40

Total deposits	866,550	5,690	1.31	979,478	9,343	1.91
Federal funds purchased	357	1	0.63	320	1	0.21
FHLB and other borrowings	41,124	699	3.40	41,124	664	3.23

Total interest-bearing liabilities	908,031	6,390	1.41	1,020,922	10,008	1.96
Noninterest-bearing deposits	62,870			62,420
Other liabilities	5,240			11,358

Total liabilities	976,141			1,094,700
Stockholders’ equity	107,434			130,127

Total liabilities and stockholders’ equity	$1,083,575			$1,224,827

Net interest earnings		$21,826			$21,086

Net interest spread			4.60%			4.00%

Net interest margin			4.65%			4.04%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The provision for loan losses for non-covered loans was $0 for the quarter ended June 30, 2011, compared with a provision of $21.3 million for the quarter ended June 30, 2010. The ratio of the allowance for loan losses to nonperforming assets was 33.52% at June 30, 2011, compared with 84.27% at June 30, 2010. The ratio of allowance for loan losses to total non-covered loans was 3.35% at June 30, 2011 compared with 6.89% at June 30, 2010. The decrease in the allowance for loan losses to total non-covered loans from June 2010 to June 2011 was primarily the result of aggressive charge-offs for non-performing loans. Net charged-off loans were $4.7 million for the quarter ended June 30, 2011 compared with net charged-off loans of $1.4 million for the quarter ended June 30, 2010. Since the beginning of 2010, the Company has charged-off $30.5 million in loans and realized $1.2 million in recoveries.

Provision for loan losses on non covered loans was $1.5 million for the six months ended June 30, 2011 compared with $26.3 million for the six months ended June 30, 2010. Charged-off loans were $10.5 million for the six months ended June 30, 2011 compared to $5.5 million for the six months ended June 30, 2010. Loan recoveries were $221,000 for the first six months of 2011 compared to $687,000 for the same period in 2010.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected as the carrying value recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. There was no provision expense related to this portfolio in the first six months of 2011.

Noninterest Income

Noninterest income declined from negative $115,000 in the second quarter of 2010 to negative $1.4 million for the second quarter of 2011. FDIC indemnification asset amortization was the largest factor in this decline and was $2.7 million for the second quarter of 2011 compared with $362,000 in the second quarter of 2010. Other noninterest income also decreased and was $662,000 in the second quarter of 2011 compared with $1.3 million for the second quarter of 2010. Other categories offset these decreases in noninterest income. Gain/(loss) on sale of OREO increased from losses of $1.2 million in the second quarter of 2010 to losses of $249,000 in the second quarter of 2011. Gain/(loss) on sales of securities were a loss of $452,000 in the second quarter of 2010 and increased to gains of $176,000 for the second quarter of 2011. Service charges on deposit accounts were $622,000 in the second quarter of 2010 and increased to $637,000 in the second quarter of 2011.

For the six months ended June 30, 2011, noninterest income equaled negative $2.8 million versus $300,000 for the six months ended June 30, 2010. Again, this change was due primarily to accelerated FDIC indemnification asset amortization of $4.7 million, from $739,000 for the first six months of 2010 to $5.4 million for the same period in 2011. The increase in FDIC indemnification asset amortization has resulted in the increased yield realized in interest and fees on FDIC covered loans over the same time frame, as projected losses carried within the FDIC indemnification asset have been realized instead, through payment performance of the associated borrowers. Service charges on deposit accounts increased $26,000 and were $1.2 million each six month period.

Also positively affecting noninterest income over the six months comparison periods was a reduction in losses on sales of OREO properties of $2.7 million, from $3.6 million for 2010 to $861,000 in 2011. Additionally, gains/(losses) on sales of securities increased by $935,000, from a loss of $98,000 in the first six months of 2010 to gains realized for the same period in 2011 of $837,000.

Other noninterest income decreased $2.1 million year over year from $3.5 million in the first six months of 2010 to $1.4 million for the same period in 2011. This decrease reflects fewer reimbursable loss events in FDIC covered loans.

The increased FDIC indemnification asset amortization is the result of improved forecasted performance from the loan pools acquired from the FDIC. Based on current forecasts, as both projected losses and FDIC reimbursements decline, the FDIC indemnification asset amortization increases to reduce the FDIC indemnification asset over the life of the FDIC shared loss agreements. During the first six months of 2011, the Company’s projected expected loan pool losses declined by $6.5 million, requiring the Company to increase the rate of FDIC indemnification asset amortization. As a result, the Company’s FDIC indemnification asset amortization increased from $362,000 in the second quarter of 2010 to $2.7 million in the second quarter of 2011. Additionally, the FDIC indemnification asset amortization increased $4.7 million, to $5.4 million for the six month period ended June 30, 2011. Although loss projections could change, this level of quarterly amortization could continue based on current forecasts. However, lower losses also improve future accretion interest income performance and reduce the losses that the Company must absorb under the FDIC shared loss agreements, which is currently twenty percent of losses up to $118 million (and 5% thereafter).

Noninterest Expense

Noninterest expenses declined $6.8 million, from $16.2 million to $9.3 million, when comparing the second quarter of 2011 to the same period in 2010. Excluding non-cash goodwill impairment charges of $5.7 million realized in the second quarter of 2010, noninterest expenses would have declined $1.1 million, from $10.4 million in the second quarter of 2010 to $9.3 million in the second quarter of 2011. Salaries and employee benefits were the largest category decrease and were $4.8 million in the second quarter of 2010 and $4.2 million in the second quarter of 2011, a decrease of $634,000, or 13.2%. Also seeing a significant decline were professional fees, which decreased $545,000, or 73.4%, from $743,000 in the second quarter of 2010 to $198,000 in the second quarter of 2011.

Noninterest expenses were $18.5 million for the six months ended June 30, 2011, a decline of $7.5 million from $26.0 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, excluding the goodwill impairment charge noted above, noninterest expenses would have declined $1.8 million from $20.3 million for the first six months of 2010 to $18.5 million for the first six months in 2011. The two major drivers of this 8.7% decrease were salaries and employee benefits, which declined $1.6 million over the six months comparison periods, and professional fees, which decreased $688,000. Salaries and employee benefits were $9.9 million for the first six months of 2010 and $8.4 million for the first six months of 2011, a decrease of 15.7%. Professional fees were $1.1 million for the first six months of 2010 and $389,000 for the first six months of 2011, a decrease of 63.9% due to a reduced reliance on outsourced staffing.

Income Taxes

Income tax expense was $127,000 for the three months ended June 30, 2011, compared with an income tax benefit of $7.8 million in the second quarter of 2010. For the six months ended June 30, 2011, income tax benefit totaled $711,000 compared with income tax benefit of $9.5 million for the six months ended June 30, 2010.

FINANCIAL CONDITION

At June 30, 2011, the Company had total assets of $1.065 billion, a decrease of $50.1 million, or 4.5%, from total assets of $1.116 billion at December 31, 2010. Total loans, including $104.3 million in loans covered by the FDIC shared loss agreements, were $605.4 million at June 30, 2011, decreasing $35.7 million, or 5.6%, from $641.1 million at December 31, 2010. The carrying value of covered loans declined $11.2 million, or 9.7%, from December 31, 2010. Non-covered loans equaled $501.1 million at June 30, 2011, declining $24.5 million, or 4.7%, since December 31, 2010. The decline in loan volume within the non-covered loan portfolio was the direct result of $10.5 million in loan charge-offs coupled with loan run-off and an overall weak loan demand.

Due to declining loan balances and lower cash and cash equivalents, the Company’s securities portfolio increased $4.1 million, or 1.3%, during the first six months of 2011 to equal $311.6 million. The Company had Federal funds sold of $0 at June 30, 2011 versus $2.0 million at December 31, 2010. During the second quarter of 2011 the Company decreased holdings, through sales activity, in U.S. Treasury and U.S. Government agencies, realized gains of $176,000, and reinvested in agency mortgage backed securities. The primary reinvestment choice was GNMA mortgage backed securities, which are higher yielding, but carry the same zero percent risk weighting as U.S. Treasury and U.S. Government agencies for regulatory capital purposes. The Company does not hold private label mortgage backed securities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $232.3 million at June 30, 2011 and $215.6 million at December 31, 2010. At June 30, 2011, the Company had a net unrealized gain on the AFS portfolio of $3.5 million compared with a net unrealized loss of $219,000 at December 31, 2010.

Total deposits at June 30, 2011 were $910.5 million, a decrease of $51.3 million from December 31, 2010. Time deposits declined $55.5 million during the first six months of 2011 as management kept rates low among all regions as loan demand remained weak and covered loans continued to decline in volume. The Company is attempting to restructure the deposit mix away from higher priced time deposits and more into lower cost transactional accounts. The most notable change was the increase in NOW accounts, which increased $5.0 million, or 4.7%, from $106.2 million at December 31, 2010 to $111.2 million at June 30, 2011. Additionally, savings accounts increased $3.4 million, or 5.4%, during the first six months of 2011. The Company’s total loan-to-deposit ratio was 66.5% at June 30, 2011 compared to 66.7% at December 31, 2010.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of June 30, 2011 and December 31, 2010.

Stockholders’ equity at June 30, 2011 was $109.1 million, or 10.2% of total assets, and increased from stockholders’ equity of $107.1 million, or 9.6% of total assets, at December 31, 2010 due mainly to an increase in unrealized gains on securities of $2.4 million.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $50.1 million at June 30, 2011 and net charge-offs were $10.2 million for the six month period ended June 30, 2011. This compares with nonperforming assets of $42.8 million and net charge-offs of $19.1 million at and for the year ended December 31, 2010.

Nonperforming non-covered loans increased $815,000 during the second quarter of 2011. Additions to nonaccrual loans totaled $20.9 million, primarily attributable to approximately seven relationships relating to loans for construction and land development and income producing commercial property, totaling $15.8 million, which are secured by real estate. The remaining increase related primarily to loans for residential property and commercial real estate, which are also secured by real estate. There were $10.5 million in charge-offs taken during the quarter, of which two commercial loan customers aggregated $2.4 million. The remaining charge-offs were centered in commercial real estate, construction and land development, and residential real estate loans. Foreclosures for the quarter totaled $7.0 million and $1.5 million were reinstated to accruing status.

In accordance with GAAP, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with contractual terms of the loan agreement. The Company has modified its application of the definition of impaired loans to include all troubled debt restructured and nonaccrual loans. In addition, the Company reviews all substandard and doubtful loans that are not on nonaccrual status, as well as loans with other risk characteristics, pursuant to and specifically for compliance with the accounting definition of impairment as described above. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

The Company has identified a material weakness related to its process of identifying impaired loans. See Item 4 of this report for further discussion.

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2011 and December 31, 2010, total impaired non-covered loans equaled $44.6 million and $45.0 million, respectively. Management has adopted a nine point risk rating system for which credits are continually monitored for proper classification.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	June 30, 2011	December 31, 2010
Nonaccrual loans	$37,736	$36,532
Loans past due over 90 days and accruing interest	—	389

Total nonperforming non-covered loans	37,736	36,921
Other real estate owned (OREO) – non-covered	12,393	5,928

Total nonperforming non-covered assets	$50,129	$42,849

Accruing troubled debt restructure loans	$3,959	$4,007

Balances
Specific reserve on impaired loans	2,965	7,666
General reserve related to impaired loans evaluated as a pool (1)	—	1,882
General reserve related to unimpaired loans	13,838	15.995

Total Allowance for loan losses	16,803	25,543
Average loans during quarter, net of unearned income	506,752	539,503

Impaired loans	44,601	44,974
Unimpaired loans	456,455	480,574

Total Loans, net of unearned income	501,056	525,548

Ratios
Allowance for loan losses to loans	3.35%	4.86%
Allowance for loan losses to nonperforming assets	33.52%	59.61%
Allowance for loan losses to nonaccrual loans	44.53%	69.92%
General reserve to unimpaired loans	3.03%	3.33%
Nonperforming assets to loans and other real estate	9.76%	8.06%
Net charge-offs for quarter to average loans, annualized	3.74%	6.47%

(1)	As of first quarter 2011, the Company includes the reserve on impaired loans evaluated as a pool as part of the specific reserve. The amount of this reserve was $805,000 as of June 30,2011.

Reductions in the ratios related to the allowance for loan losses reflect the charge offs taken on the impaired loans and the improvement in the general component of the allowance. The percent of the general component portion of the allowance for the non-impaired portfolio has declined since year end due to the reduction of accruing substandard loans from December 31, 2010 to June 30, 2011 coupled with a decrease in the historical loss factor used in this calculation as a result of an improved unemployment forecast.

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2011, the Company had 20 loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Two of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at June 30, 2011 was $11.0 million, of which $7.0 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2011 and December 31, 2010 is below (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount of Nonaccrual	% of Non-Covered Loans	Amount of Nonaccrual	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$7,041	5.37%	$9,600	6.98%
Commercial	8,352	4.22%	7,181	3.50%
Construction and land development	20,700	24.35%	16,854	16.24%
Second mortgages	199	2.40%	218	2.25%
Multifamily	—	—	—	—
Agriculture	53	2.07%	—	—

Total real estate loans	36,345	8.29%	33,853	7.21%
Commercial loans	1,330	2.58%	2,619	5.90%
Consumer installment loans	61	.64%	60	0.61%
All other loans	—	—	—	—

Gross loans	$37,736	7.53%	$36,532	6.95%

At June 30, 2011, the Company had 24 construction and land development credit relationships in nonaccrual status. The borrowers for 17 of these relationships are residential land developers, and the borrowers under the remaining seven are commercial land developers. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2011 was $20.7 million. These loans have either been charged-down or sufficiently reserved against to equate to the current expected realizable value.

During the second quarter of 2011, the Company charged off $3.5 million with respect to 12 of these relationships. The total amount of the allowance for loan losses attributed to all 24 relationships was $990,000 million at June 30, 2011, or 4.8% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared loss agreements at June 30, 2011 and December 31, 2010 are as follows:

(dollars in thousands)
	June 30, 2011	December 31, 2010
Nonaccrual covered loans	$9,363	$9,556
Other real estate owned (OREO) - covered	8,674	9,889

Total nonperforming covered assets	$18,037	$19,445

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

The Company’s ratio of total risk-based capital was 16.4% at June 30, 2011 compared to 15.6% at December 31, 2010. The tier 1 risk-based capital ratio was 15.3% at June 30, 2011 and 14.4% at December 31, 2010. The Company’s tier 1 leverage ratio was 8.9% at June 30, 2011 and 8.1% at December 31, 2010. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.3% during the three and six months ended June 30, 2011.

The Company will defer the August 2011 payment of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company had previously deferred four payments. The Company has also deferred, beginning in September 2010, the interest payments that it makes with respect to trust preferred subordinated debt.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2011 and December 31, 2010, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $37.3 million and $32.9 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of June 30, 2011 and December 31, 2010, is as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Commitments to extend credit	$55,768	$63,659
Standby letters of credit	10,708	12,114

Total commitments with off-balance sheet risks	$66,476	$75,773

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at June 30, 2011:

	Change in net interest income
	%		$
Change in Yield curve
+200 bp	(2.3	) %	$(810)
+100 bp	(1.4	) %	(510)
most likely	0%		—
–100 bp	2.1%		716
–200 bp	(0.3	) %	(100)

At June 30, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.3%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 0.3%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and its chief financial officer (“the Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited a material weakness in the Company’s internal controls relating to its process for identifying impaired loans, as described below. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. While management believes that it has properly remediated this issue, the Company has not completed its validation of such remediation and, thus, the Company has determined that the material weakness continues to exist as of June 30, 2011, as described below.

In the fourth quarter of 2010, the Company determined that, as a result of credit downgrades reported in the second quarter of 2010 due to perceived credit weaknesses, the loans that the Company identified as “impaired” included all loans risk-rated substandard and doubtful and thus included some loans that were not impaired under generally accepted accounting principles (GAAP). The GAAP definition states that an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. As a consequence, the Company determined that it inadvertently overstated the total amount of impaired loans during the second and third quarters of 2010, as the substandard and doubtful loans included in the second and third quarters were rated as such due to collateral deficiencies or financial documentation weaknesses but did not necessarily indicate impairment under the GAAP definition. Notwithstanding this situation, the Company does not believe that this overstatement has had any material impact on the allowance for loan losses calculation for any period, as the portion of the allowance that was attributable to loans inaccurately designated as “impaired” would have nevertheless been incorporated in the general component of the allowance

In the second quarter of 2011, the Company modified its application of the definition of impaired loans to include all troubled debt restructured and nonaccrual loans. In addition, the Company reviewed all substandard and doubtful loans that were not on nonaccrual status, as well as loans with other risk characteristics, pursuant to and specifically for compliance with the accounting definition of impairment as described above.

As result of the steps that the Company has taken to improve its process for identifying impaired loans, as described in the next section below, management believes that this issue has been properly remediated. However, due to required testing and validation of this issue, as part of the assessment of the Company’s internal control over financial reporting, the Company continues to recognize this issue as a material weakness as of June 30, 2011.

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

During the second quarter of 2011, management implemented procedures for the actual evaluation of potentially impaired loans on an entity-wide basis, including clear documentation to ensure consistent and accurate assessments. The Company also conducted appropriate training across the organization on this and related issues, as lenders in the organization must analyze and evaluate key credit issues on a consistent basis. Notwithstanding these additional necessary steps, the restructuring of the credit administration function now provides for the review of all evaluations of impaired loans for accuracy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 15, 2011