Form 10-Q
period 2011-09-30
Community Bankers Trust Corp
filed 2011-11-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

At September 30, 2011, there were 21,627,549 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(dollars in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,138	$8,604
Interest-bearing bank deposits	37,250	22,777
Federal funds sold	—	2,000

Total cash and cash equivalents	53,388	33,381

Securities available for sale, at fair value	216,545	215,560
Securities held to maturity, at cost (fair value of $72,702 and $89,026, respectively)	68,342	84,771
Equity securities, restricted, at cost	6,954	7,170

Total securities	291,841	307,501

Loans not covered by FDIC shared loss agreement	505,165	525,548
Loans covered by FDIC shared loss agreement	100,044	115,537

Total loans	605,209	641,085
Allowance for loan losses (non-covered loans of $15,764 and $25,543, respectively; covered loans of $776 and $829, respectively)	(16,540)	(26,372)

Net loans	588,669	614,713

FDIC indemnification asset	46,962	58,369
Bank premises and equipment, net	35,436	35,587
Other real estate owned, covered by FDIC shared loss agreement	7,235	9,889
Other real estate owned, non-covered	8,858	5,928
Bank owned life insurance	7,027	6,829
FDIC receivable under shared loss agreement	3,037	7,250
Core deposit intangibles, net	13,123	14,819
Other assets	16,992	21,328

Total assets	$1,072,568	$1,115,594

LIABILITIES
Deposits:
Noninterest-bearing	$68,029	$62,359
Interest-bearing	847,587	899,366

Total deposits	915,616	961,725

Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	5,102	5,618

Total liabilities	961,842	1,008,467

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(505)	(660)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,627,549 and 21,468,455 shares issued and outstanding, respectively)	216	215
Additional paid in capital	144,181	143,999
Retained deficit	(54,406)	(54,999)
Accumulated other comprehensive income	2,523	(145)

Total stockholders’ equity	110,726	107,127

Total liabilities and stockholders’ equity	$1,072,568	$1,115,594

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest and dividend income
Interest and fees on non-covered loans	$7,314	$8,235	$21,877	$25,436
Interest and fees on FDIC covered loans	4,667	3,692	13,325	10,671
Interest on federal funds sold	1	1	5	5
Interest on deposits in other banks	28	19	53	73
Interest and dividends on securities
Taxable	2,058	2,340	6,055	6,507
Nontaxable	204	866	844	2,640

Total interest and dividend income	14,272	15,153	42,159	45,332
Interest expense
Interest on deposits	2,621	4,141	8,312	13,485
Interest on federal funds purchased	—	1	1	1
Interest on other borrowed funds	353	342	1,051	1,006

Total interest expense	2,974	4,484	9,364	14,492

Net interest income	11,298	10,669	32,795	30,840
Provision for loan losses	—	1,116	1,498	27,440

Net interest income after provision for loan losses	11,298	9,553	31,297	3,400

Noninterest income
Service charges on deposit accounts	643	659	1,856	1,846
FDIC indemnification asset amortization	(2,359)	(1,252)	(7,762)	(1,991)
Gain (loss) on securities transactions, net	1,725	(296)	2,563	(394)
Loss on other real estate, net	(1,671)	(770)	(2,532)	(4,329)
Other	1,000	132	2,377	3,641

Total noninterest income	(662)	(1,527)	(3,498)	(1,227)

Noninterest expense
Salaries and employee benefits	4,050	5,255	12,425	15,191
Occupancy expenses	687	774	2,234	2,226
Equipment expenses	289	322	938	1,097
Legal fees	241	117	381	259
Professional fees	68	425	457	1,502
FDIC assessment	580	579	2,212	1,797
Data processing fees	478	735	1,407	1,813
Amortization of intangibles	565	565	1,696	1,696
Impairment of goodwill	—	—	—	5,727
Other operating expenses	1,724	1,615	5,479	5,114

Total noninterest expense	8,682	10,387	27,229	36,422

Income (loss) before income taxes	1,954	(2,361)	570	(34,249)
Income tax (expense) benefit	(532)	1,062	178	10,570

Net income (loss)	$1,422	$(1,299)	$748	$(23,679)
Dividends accrued on preferred stock	—	—	—	442
Accretion of discount on preferred stock	51	48	155	145
Accumulated preferred dividends	221	221	663	221

Net income (loss) available to common stockholders	$1,150	$(1,568)	$(70)	$(24,487)

Net income (loss) per share — basic	$0.05	$(0.07)	$(0.00)	$(1.14)

Net income (loss) per share — diluted	$0.05	$(0.07)	$(0.00)	$(1.14)

Weighted average number of shares outstanding
basic	21,628	21,468	21,544	21,468
diluted	21,628	21,468	21,544	21,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND

THE YEAR ENDED DECEMBER 31, 2010

(dollars and shares in thousands)

								Accumulated
	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained Deficit	Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital		Income	Total
Balance January 1, 2010	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,511)	$1,536	$131,102
Amortization of preferred stock warrants	—	—	194	—	—	—	(194)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:	—	—	—	—	—	—		—
Net loss	—	—	—	—	—	—	(20,993)	—	(20,993)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in unrealized gain/loss in investment securities, net of tax of $2,338	—	—	—	—	—	—	—	(4,539)	(4,539)
Less: Reclassification adjustment for gain on securities sold, net of tax of $1,064	—	—	—	—	—	—	—	2,065	2,065

Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303
Change in funded status of pension plan, net of tax of $256	—	—	—	—	—	—	—	496	496

Total comprehensive loss									(22,674)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance December 31, 2010 (Audited)	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	155	—	—	—	(155)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Comprehensive income:	—	—
Net income	—	—	—	—	—	—	748	—	748
Change in unrealized gain/loss in investment securities, net of tax of $2,246	—	—	—	—	—	—	—	4,360	4,360
Less: Reclassification adjustment for gain on securities sold, net of tax of $871	—	—	—	—	—	—	—	(1,692)	(1,692)

Total comprehensive income									3,416

Balance September 30, 2011 (Unaudited)	$17,680	$1,037	$(505)	21,628	$216	$144,181	$(54,406)	$2,523	$110,726

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(dollars in thousands)

	September 30, 2011	September 30, 2010
Operating activities:
Net income (loss)	$748	$(23,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	3,046	3,245
Issuance of common stock	183	—
Provision for loan losses	1,498	27,440
Amortization of security premiums and accretion of discounts, net	1,370	1,246
Impairment of goodwill	—	5,727
Net (gain) loss on sale of securities	(2,563)	394
Net loss on sale and valuation of other real estate	2,532	4,329
Changes in assets and liabilities:
Decrease (increase) in other assets	18,675	(5,804)
Decrease in accrued expenses and other liabilities	(516)	(7,859)

Net cash provided by operating activities	24,973	5,039

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	241,056	61,248
Purchase of securities	(220,161)	(90,383)
Proceeds from sale of other real estate	6,438	5,007
Improvements to other real estate	(154)	—
Net decrease in loans, excluding covered loans	644	16,647
Net decrease in loans, covered by FDIC shared loss agreement	13,271	21,466
Principal recoveries of loans previously charged off	548	991
Purchase of premises and equipment, net	(499)	(429)

Net cash provided by investing activities	41,143	14,547

Financing activities:
Net decrease in noninterest-bearing and interest-bearing demand deposits	(46,109)	(13,657)
Net decrease in federal funds purchased	—	(8,999)
Cash dividends paid	—	(1,301)

Net cash used in financing activities	(46,109)	(23,957)

Net increase (decrease) in cash and cash equivalents	20,007	(4,371)

Cash and cash equivalents:
Beginning of the period	$33,381	$32,235

End of the period	$53,388	$27,864

	September 30, 2011	September 30, 2010

Supplemental disclosures of cash flow information:
Interest paid	$9,674	$15,307
Income taxes paid	87	250
Transfers of loans to OREO	9,792	9,352
Transfers of OREO to bank premises	700	—

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

The Bank engages in a general commercial banking business and provides a wide range of financial services, including individual and commercial demand and time deposit accounts, commercial and consumer loans, mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market. The Bank closed its office in Rockbridge County, Virginia in April 2011.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company as of September 30, 2011, changes in stockholders’ equity and its cash flows for the nine months ended September 30, 2011, and the results of its operations for the three and nine months ended September 30, 2011.

The accounting and reporting policies of the Company conform to GAAP and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company adopted this guidance with no material impact on its consolidated financial statements.

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

2.	SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
(dollars in thousands)	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$60,374	$208	$—	$60,582
State, county and municipal	54,848	4,704	(5)	59,547
Corporate and other bonds	4,809	4	(117)	4,696
Mortgage backed securities	92,692	477	(1,449)	91,720

Total Securities Available for Sale	$212,723	$5,393	$(1,571)	$216,545

Securities Held to Maturity
State, county and municipal	$12,174	$1,207	$—	$13,381
Mortgage backed securities	56,168	3,153	—	59,321

Total Securities Held to Maturity	$68,342	$4,360	$—	$72,702

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

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $3.0 million with an amortized cost of $3.0 million as of September 30, 2011 and $5.8 million with an amortized cost of $5.8 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $17.2 million with an amortized cost of $17.0 million as of September 30, 2011 and $3.9 million with an amortized cost of $4.0 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $42.6 million with a fair value of $44.9 million as of September 30, 2011 and $54.3 million with a fair value of $57.0 million as of December 31, 2010.

The amortized cost and fair value of securities as of September 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,734	$3,815	$60,103	$60,182
Due after one year through five years	44,441	47,026	66,192	65,316
Due after five years through ten years	20,167	21,861	71,553	75,402
Due after ten years	—	—	14,875	15,645

Total securities	$68,342	$72,702	$212,723	$216,545

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (OTTI) of securities available for sale during the periods were as follows:

(dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Gross realized gains	$1,791	$89	$2,645	$525
Gross realized losses	66	385	82	460
OTTI	—	—	—	459

Net securities gains (loss)	$1,725	$(296)	$2,563	$(394)

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At September 30, 2010, the

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

financial institution securities were deemed to have impairment losses that were other than temporary in nature in the amount of $459,000, as management did not intend to hold them until they recovered their value. At September 30, 2011, there were no investments held that had impairment losses other than temporary in nature.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, as of September 30, 2011 and December 31, 2010 were as follows:

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	September 30, 2011
(dollars in thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal	—	—	275	(5)	275	(5)
Corporate and other bonds	3,637	(117)	—	—	3,637	(117)
Mortgage backed securities	53,425	(1,449)	—	—	53,425	(1,449)

Total	$57,062	$(1,566)	$275	$(5)	$57,337	$(1,571)

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$83,989	$(1,521)	$—	$—	$83,989	$(1,521)
State, county and municipal	19,103	(644)	818	(105)	19,921	(749)
Corporate and other bonds	3,059	(17)	—	—	3,059	(17)
Mortgage backed securities	3,695	(21)	—	—	3,695	(21)

Total	$109,846	$(2,203)	$818	$(105)	$110,664	$(2,308)

The unrealized losses in the investment portfolio as of September 30, 2011 and December 31, 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 21 securities at September 30, 2011 that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $37.8 million and $36.6 million as of September 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits and for other purposes required or permitted by law.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

3.	LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans as of September 30, 2011 and December 31, 2010 were comprised of the following:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$129,520	25.63%	$137,522	26.15%
Commercial	198,872	39.36	205,034	38.99
Construction and land development	81,274	16.07	103,763	19.73
Second mortgages	8,319	1.65	9,680	1.84
Multifamily	13,782	2.73	9,831	1.87
Agriculture	8,232	1.63	3,820	0.73

Total real estate loans	439,999	87.07	469,650	89.31
Commercial loans	54,025	10.69	44,368	8.44
Consumer installment loans	9,609	1.90	9,811	1.87
All other loans	1,696	0.34	1,993	0.38

Gross loans	505,329	100.00%	525,822	100.00%

Net unearned income on loans	(164)		(274)

Non-covered loans, net of unearned income	$505,165		$525,548

At September 30, 2011 and December 31, 2010, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At September 30, 2011 and December 31, 2010, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

For the three and nine months ended September 30, 2011, there were no interest reserves recognized as interest income on construction loans with interest reserves. There were $16.1 million of construction loans with interest reserves that were nonperforming at September 30, 2011.

Average investment in impaired loans was $47.4 million and $96.8 million as of September 30, 2011 and September 30, 2010, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during the three and nine months ended September 30, 2011 and 2010. For the three months ended September 30, 2011 and 2010, estimated interest income of $836,000 and $895,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2011 and 2010, estimated interest income of $2.3 million and $2.0 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of September 30, 2011 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,275	$3,315	$773	$—
Commercial	5,070	5,128	333	—
Construction and land development	1,502	1,515	317	5
Second mortgages	150	158	80	—
Multifamily	—	—	—	—
Agriculture	53	53	11	—

Total real estate loans	10,050	10,169	1,514	5
Commercial loans	1,387	1,391	782	—
Consumer installment loans	101	102	20	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$11,538	$11,662	$2,316	$5

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,286	$6,227	$—	$11
Commercial	8,237	8,513	—	67
Construction and land development	21,698	29,731	—	43
Second mortgages	40	40	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	34,261	44,511	—	121
Commercial loans	135	144	—	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$34,396	$44,655	$—	$121

Total:
Mortgage loans on real estate:
Residential 1-4 family	$7,561	$9,542	$773	$11
Commercial	13,307	13,641	333	67
Construction and land development	23,200	31,246	317	48
Second mortgages	190	198	80	—
Multifamily	—	—	—	—
Agriculture	53	53	11	—

Total real estate loans	44,311	54,680	1,514	126
Commercial loans	1,522	1,535	782	—
Consumer installment loans	101	102	20	—
All other loans	—	—	—	—

Total impaired loans	$45,934	$56,317	$2,316	$126

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,858	$6,257	$1,558	$28
Commercial	3,314	3,352	901	—
Construction and land development	9,094	10,338	3,605	95
Second mortgages	161	161	161	4
Multifamily	—	—	—	—
Agriculture	288	288	100	6

Total real estate loans	18,715	20,396	6,325	133
Commercial loans	1,741	1,745	1,341	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$20,456	$22,141	$7,666	$133

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,662	$6,905	$—	$4
Commercial	3,867	4,217	—	—
Construction and land development	13,774	20,766	—	2
Second mortgages	218	221	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	23,521	32,109	—	6
Commercial loans	907	910	—	2
Consumer installment loans	90	90	—	1
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$24,518	$33,109	$—	$9

Total:
Mortgage loans on real estate:
Residential 1-4 family	$11,520	$13,162	$1,558	$32
Commercial	7,181	7,569	901	—
Construction and land development	22,868	31,104	3,605	97
Second mortgages	379	382	161	4
Multifamily	—	—	—	—
Agriculture	288	288	100	6

Total real estate loans	42,236	52,505	6,325	139
Commercial loans	2,648	2,655	1,341	2
Consumer installment loans	90	90	—	1
All other loans	—	—	—	—

Total impaired loans	$44,974	$55,250	$7,666	$142

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table represents non-covered nonaccruals by loan category as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans on real estate:
Residential 1-4 family	$6,759	$9,600
Commercial	8,251	7,181
Construction and land development	19,314	16,854
Second mortgages	190	218
Multifamily	—	—
Agriculture	53	—

Total real estate loans	34,567	33,853
Commercial loans	1,521	2,619
Consumer installment loans	89	60
All other loans	—	—

Total loans	$36,177	$36,532

Troubled debt restructures, some substandard, and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2011 and December 31, 2010, is set forth in the table below (dollars in thousands):

	September 30, 2011	December 31, 2010
Nonaccruals	$36,177	$36,532
Troubled debt restructure and still accruing	5,870	4,007
Substandard and still accruing	3,887	4,081
Doubtful and still accruing	—	354

Total impaired	$45,934	$44,974

The following table presents an age analysis of past due status of loans by category as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,927	$6,759	$8,686	$120,834	$129,520	$—
Commercial	1,062	8,251	9,313	189,559	198,872	—
Construction and land development	207	19,314	19,521	61,753	81,274	—
Second mortgages	40	250	290	8,029	8,319	60
Multifamily	—	—	—	13,782	13,782	—
Agriculture	—	53	53	8,179	8,232	—

Total real estate loans	3,236	34,627	37,863	402,136	439,999	60
Commercial loans	158	1,542	1,700	52,325	54,025	20
Consumer installment loans	198	89	287	9,322	9,609	—
All other loans	—	—	—	1,696	1,696	—

Total loans	$3,592	$36,258	$39,850	$465,479	$505,329	$80

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$3,444	$9,989	$13,433	$124,089	$137,522	$389
Commercial	1,711	7,181	8,892	196,142	205,034	—
Construction and land development	8,241	16,854	25,095	78,668	103,763	—
Second mortgages	194	218	412	9,268	9,680	—
Multifamily	—	—	—	9,831	9,831	—
Agriculture	288	—	288	3,532	3,820	—

Total real estate loans	13,878	34,242	48,120	421,530	469,650	389
Commercial loans	610	2,619	3,229	41,139	44,368	—
Consumer installment loans	121	60	181	9,630	9,811	—
All other loans	—	—	—	1,993	1,993	—

Total loans	$14,609	$36,921	$51,530	$474,292	$525,822	$389

Activity in the allowance for loan losses on non-covered loans for the nine months ended September 30, 2011 and the year ended December 31, 2010 was comprised of the following (dollars in thousands):

	Nine months ended September 30, 2011	Year ended December 31, 2010
Beginning allowance	$25,543	$18,169
Provision for loan losses	1,498	26,483
Recoveries of loans charged off	548	951
Loans charged off	(11,825)	(20,060)

Allowance at end of period	$15,764	$25,543

The following table presents activity in the allowance for loan losses on non-covered loans by loan category for the nine months ended September 30, 2011 (dollars in thousands):

	Year ended December 31, 2010	Provision Allocation	Charge offs	Recoveries	Nine months ended September 30, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(912)	$(1,717)	$18	$3,651
Commercial	5,287	431	(2,646)	48	3,120
Construction and land development	10,039	(1,006)	(3,987)	91	5,137
Second mortgages	406	29	(81)	1	355
Multifamily	260	(77)	—	—	183
Agriculture	266	(223)	—	—	43

Total real estate loans	22,520	(1,758)	(8,431)	158	12,489
Commercial loans	2,691	3,222	(3,165)	199	2,947
Consumer installment loans	257	44	(229)	191	263
All other loans	75	(10)	—	—	65

Total non-covered loans	$25,543	$1,498	$(11,825)	$548	$15,764

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents charge-offs and recoveries for non-covered loans by loan category for the year ended December 31, 2010 (dollars in thousands):

	Year ended December 31, 2010
	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$2,461	$(1)	$2,460
Commercial	1,352	(508)	844
Construction and land development	12,759	(103)	12,656
Second mortgages	360	(79)	281
Multifamily	375	—	375
Agriculture	—	—	—

Total real estate loans	17,307	(691)	16,616
Commercial loans	2,125	(178)	1,947
Consumer installment loans	598	(68)	530
All other loans	30	(14)	16

Total non-covered loans	$20,060	$(951)	$19,109

The following table presents information on the non-covered loans evaluated for impairment in the allowance for loan losses as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$902	$2,643	$3,545	$10,579	$118,941	$129,520
Commercial	524	2,595	3,119	18,221	180,651	198,872
Construction and land development	1,031	4,212	5,243	28,561	52,713	81,274
Second mortgages	112	243	355	429	7,890	8,319
Multifamily	—	183	183	—	13,782	13,782
Agriculture	11	32	43	209	8,023	8,232

Total real estate loans	2,580	9,908	12,488	57,999	382,000	439,999
Commercial loans	811	2,135	2,946	2,011	52,014	54,025
Consumer installment loans	22	270	292	101	9,508	9,609
All other loans	10	28	38	285	1,411	1,696

Total loans	$3,423	$12,341	$15,764	$60,396	$444,933	$505,329

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2010
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,753	$3,509	$6,262	$14,347	$123,175	$137,522
Commercial	2,967	2,320	5,287	48,552	156,482	205,034
Construction and land development	5,392	4,647	10,039	39,712	64,051	103,763
Second mortgages	179	227	406	339	9,341	9,680
Multifamily	—	260	260	—	9,831	9,831
Agriculture	174	92	266	1,027	2,793	3,820

Total real estate loans	11,465	11,055	22,520	103,977	365,673	469,650
Commercial loans	1,347	1,344	2,691	4,975	39,393	44,368
Consumer installment loans	30	227	257	209	9,602	9,811
All other loans	—	75	75	—	1,993	1,993

Total loans	$12,842	$12,701	$25,543	$109,161	$416,661	$525,822

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at September 30, 2011 and December 31, 2010 (dollars in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000
	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$109,591	$9,058	$10,871	$—	$129,520
Commercial	144,325	39,453	15,094	—	198,872
Construction and land development	35,547	17,251	28,476	—	81,274
Second mortgages	7,292	598	429	—	8,319
Multifamily	10,222	3,560	—	—	13,782
Agriculture	7,553	477	202	—	8,232

Total real estate loans	314,530	70,397	55,072	—	439,999
Commercial loans	50,244	1,734	2,047	—	54,025
Consumer installment loans	9,037	216	356	—	9,609
All other loans	1,696	—	—	—	1,696

Total loans	$375,507	$72,347	$57,475	$—	$505,329

	$000,000	$000,000	$000,000	$000,000	$000,000
	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$112,595	$8,444	$13,839	$2,644	$137,522
Commercial	140,064	15,619	48,816	535	205,034
Construction and land development	45,448	17,156	39,183	1,976	103,763
Second mortgages	8,615	550	352	163	9,680
Multifamily	6,726	3,105	—	—	9,831
Agriculture	2,440	345	1,035	—	3,820

Total real estate loans	315,888	45,219	103,225	5,318	469,650
Commercial loans	36,452	1,506	4,604	1,806	44,368
Consumer installment loans	9,028	471	278	34	9,811
All other loans	1,993	—	—	—	1,993

Total loans	$363,361	$47,196	$108,107	$7,158	$525,822

As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Company determined that all TDRs transacted during the period had been identified properly in accordance with the guidance.

No loans were modified during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Bank modified six loans that were considered to be TDRs. The Bank extended the terms for five of these loans and lowered the interest rates for six of these loans.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents information relating to loans modified as TDRs during the nine months ended September 30, 2011 (dollars in thousands):

	Nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$722	$679
Commercial	2	5,518	4,132
Construction and land development	—	—	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	5	6,240	4,811
Commercial loans	1	560	531
Consumer installment loans	—	—	—
All other loans	—	—	—

Total loans	6	$6,800	$5,342

During the nine months ended September 30, 2011, four loans that had been restructured during the previous twelve months, were in default, one of which went into default during the quarter. A loan is considered to be in default if it is ninety days or more past due.

The following tables present information relating to TDRs that resulted in default during the three and nine months ended September 30, 2011 (dollars in thousands):

Three months ended September 30, 2011
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	—	$—
Commercial	1	1,416
Construction and land development	—	—
Second mortgages	—	—
Multifamily	—	—
Agriculture	—	—

Total real estate loans	1	1,416
Commercial loans	—	—
Consumer installment loans	—	—
All other loans	—	—

Total loans	1	$1,416

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	Nine months ended September 30, 2011
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	2	$406
Commercial	1	1,416
Construction and land development	—	—
Second mortgages	—	—
Multifamily	—	—
Agriculture	—	—

Total real estate loans	3	1,822
Commercial loans	1	525
Consumer installment loans	—	—
All other loans	—	—

Total loans	4	$2,347

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by reviewing for impairment in accordance with ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2011, the Company had 1-4 family mortgages in the amount $168.3 million pledged as collateral to the FHLB for a total borrowing capacity of $109.1 million.

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

As of September 30, 2011 and December 31, 2010, the outstanding balance of the covered loans was $165.4 million and $191.5 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$87,565	87.52%	$99,312	85.96%
Commercial	1,890	1.89	2,800	2.42
Construction and land development	4,409	4.41	5,751	4.98
Second mortgages	6,131	6.13	7,542	6.53
Multifamily	36	0.04	38	0.03
Agriculture	—	—	—	—

Total real estate loans	100,031	99.99	115,443	99.92
Commercial loans	—	—	—	—
Consumer installment loans	13	0.01	94	0.08
All other loans	—	—	—	—

Gross covered loans	$100,044	100.00%	$115,537	100.00%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses on covered loans for the nine months ended September 30, 2011 and the year ended December 31, 2010 was comprised of the following the following (dollars in thousands):

	Nine months ended September 30, 2011	Year ended December 31, 2010
Beginning allowance	$829	$—
Provision for loan losses	—	880
Recoveries of loans charged off	—	205
Loans charged off	53	(256)

Allowance at end of period	$776	$829

	Year ended December 31, 2010	Provision Allocation	Charge offs	Recoveries	Nine months ended September 30, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$53	$—	$473
Commercial	303	—	—	—	303
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	—	—

Total real estate loans	829	—	53	—	776
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total non-covered loans	$829	$—	$53	$—	$776

The following table present charge-offs and recoveries for covered loans by loan category for the year ended December 31, 2010 (dollars in thousands). Recoveries are reimbursements received from the FDIC under the shared-loss agreements:

Year ended December 31, 2010
	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—
Commercial	—	—	—
Construction and land development	256	(205)	51
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	256	(205)	51
Commercial loans	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—

Total non-covered loans	$256	$(205)	$51

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$473	$87,565	$526	$99,312
Commercial	303	1,890	303	2,800
Construction and land development	—	4,409	—	5,751
Second mortgages	—	6,131	—	7,542
Multifamily	—	36	—	38
Agriculture	—	—	—	—

Total real estate loans	776	100,031	829	115,443
Commercial loans	—	—	—	—
Consumer installment loans	—	13	—	94
All other loans	—	—	—	—

Gross covered loans	$776	$100,044	$829	$115,537

The change in the accretable yield balance for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows (dollars in thousands):

Balance, January 1, 2010	$56,792
Accretion	(13,759)
Reclassification from (to) Non-accretable Yield	32,685

Balance, December 31, 2010	75,718
Accretion	(13,274)
Reclassification from (to) Non-accretable Yield	(4,458)

Balance, September 30, 2011	$57,986

The covered loans are not classified as nonperforming assets as of September 30, 2011, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of September 30, 2011, there was an allowance for loan losses recorded on covered loans of $776,000. This allowance is the result of a change in the timing of expected cash flows for one of the covered loan pools.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB ASC 310-30. The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

5.	FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all of the assets of SFSB. Under the shared loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets on the first $118 million in losses of such covered loans and foreclosed real estate assets and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the SFSB transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the SFSB transaction occurs. Prior to the third quarter of 2011, reimbursements for losses on single family one-to-four residential mortgage loans were made monthly. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the SFSB transaction. New loans made after that date are not covered by the shared loss agreements. The carrying value of the shared loss agreements is detailed below.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents the balances of the FDIC indemnification asset related to the SFSB transaction at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at PV	FDIC Indemnification Asset Total
January 1, 2010	$88,943	$71,090	$5,017	$76,107
Increases:
Writedown of OREO property to FMV	3,028	2,422		2,422
Decreases:
Net amortization of premium			(3,165)	(3,165)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(8,521)	(6,817)		(6,817)
OREO sales	(8,858)	(7,086)		(7,086)
Reimbursements requested from FDIC	(3,865)	(3,092)		(3,092)
Reforecasted Change in Anticipated Expected Losses	(24,477)	(19,517)	19,517	—

December 31, 2010	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	1,512	1,210		1,210
Decreases:
Net amortization of premium			(7,762)	(7,762)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(2,389)	(1,911)		(1,911)
OREO sales	(2,293)	(1,835)		(1,835)
Reimbursements requested from FDIC	(1,386)	(1,109)		(1,109)
Reforecasted Change in Anticipated Expected Losses	(3,226)	(2,581)	2,581	—

September 30, 2011	$38,468	$30,774	$16,188	$46,962

6.	OTHER INTANGIBLES

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

Other intangible assets are presented in the following table (dollars in thousands):

Core Deposit Intangibles
Balance January 1, 2010	$17,080
Amortization	(2,261)

Balance December 31, 2010	14,819
Amortization	(1,696)

Balance September 30, 2011	$13,123

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

7.	DEPOSITS

The following table provides interest-bearing deposit information, by type, as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
NOW	$110,538	$106,248
MMDA	117,910	127,594
Savings	68,349	64,121
Time deposits less than $100,000	329,395	367,333
Time deposits $100,000 and over	221,395	234,070

Total interest-bearing deposits	$847,587	$899,366

8.	FAIR VALUES OF ASSETS AND LIABILITIES

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of September 30, 2011.

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

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$60,582	$57,537	$3,045	$—
State, county, and municipal	59,547	1,685	57,862	—
Corporate and other bonds	4,696	—	4,696	—
Mortgage backed securities	91,720	11,832	79,888	—

Total investment securities available for sale	216,545	71,054	145,491	—

Total assets at fair value	$216,545	$71,054	$145,491	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$89,574	$3,254	$86,320	$—
State, county, and municipal	70,335	—	70,335	—
Corporate and other bonds	3,573	—	3,573	—
Mortgage backed securities	52,078	—	52,078	—

Total investment securities available for sale	215,560	3,254	212,306	—

Total assets at fair value	$215,560	$3,254	$212,306	$—

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2010 and still held on the consolidated balance sheet at September 30, 2011, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$20,128	$—	$5,939	$14,189
Other real estate owned (OREO), non-covered	8,858	—	—	8,858
Other real estate owned (OREO), covered	7,235	—	1,008	6,227

Total assets at fair value	$36,221	$—	$6,947	$29,274

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,083	$—	$8,741	$5,342
Other real estate owned (OREO), non-covered	5,928	—	—	5,928
Other real estate owned (OREO), covered	9,889	—	1,060	8,829

Total assets at fair value	$29,900	$—	$9,801	$20,099

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$53,388	$53,388	$33,381	$33,381
Securities available for sale	216,545	216,545	215,560	215,560
Securities held to maturity	68,342	72,702	84,771	89,027
Equity securities, restricted	6,954	6,954	7,170	7,170
Loans, non-covered	489,401	480,687	500,005	491,621
Loans, covered	99,268	113,404	114,708	139,952
FDIC indemnification asset	46,962	30,654	58,369	49,765
Accrued interest receivable	3,155	3,155	3,826	3,826

Financial liabilities:
Noninterest-bearing deposits	68,029	68,029	62,359	62,359
Interest-bearing deposits	847,587	849,864	899,366	898,508
Long-term borrowings	41,124	45,118	41,124	45,210
Accrued interest payable	1,248	1,248	1,557	1,557

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2011. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value, which include unimpaired non-covered loans, interest receivable, noninterest-bearing and interest-bearing deposits, other borrowings, and interest payable. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

(dollars and shares in thousands, except per share data)	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended September 30 2011
Basic EPS	$1,150	21,628	$0.05
Effect of dilutive stock awards	—	—	—

Diluted EPS	$1,150	21,628	$0.05

For the three months ended September 30, 2010
Basic EPS	$(1,568)	21,468	$(0.07)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(1,568)	21,468	$(0.07)

For the nine months ended September 30, 2011
Basic EPS	$(70)	21,544	$(0.00)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(70)	21,544	$(0.00)

For the nine months ended September 30, 2010
Basic EPS	$(24,487)	21,468	$(1.14)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(24,487)	21,468	$(1.14)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Excluded from the computation of diluted earnings per share were an average of 291,000 and 5.2 million of awards, options or warrants, during the three months ended September 30, 2011 and 2010, respectively and an average of 3.0 million and 5.2 million for the nine months ended September 30, 2011 and 2010, respectively, because their inclusion would be anti-dilutive.

As of September 30, 2011, the Company has deferred five payments of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company will also defer the November 2011 dividend payment. The total amount of accumulated dividends was $1.1 million as of September 30, 2011, and that amount will increase to $1.3 million with the deferral of the November 2011 payment.

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

Components of Net Periodic Benefit Cost

	Three months ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service cost	$—	$92	$—	$276
Interest cost	65	91	195	273
Expected return on plan assets	(75)	(71)	(225)	(213)
Amortization of prior service cost	—	1	—	3
Amortization of net obligation at transition	—	(1)	—	(3)
Amortization of net loss	—	15	—	45

Net periodic benefit cost	$(10)	$127	$(30)	$381

At September 30, 2011, employer contributions totalled $105,000 for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

11.	CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2010 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of November 14, 2011, these issues remain open.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2011 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2011 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia.

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market. The Bank closed its office in Rockbridge County, Virginia in April 2011.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies. The Company’s income is offset by noninterest expense, which consists of goodwill impairment and other charges, salaries and benefits, occupancy and equipment costs, professional fees, and other operational expenses. The provision for loan losses and income taxes materially affect income.

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

As of September 30, 2011, the Company did not have any tax benefit disallowed under FASB ASC 740, Income Taxes.

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $9.4 million. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Net income available to common stockholders was $1.2 million, or $0.05 per common share on a diluted basis, for the quarter ended September 30, 2011 compared with a net loss available to common stockholders of $1.6 million, or $0.07 per common share on a diluted basis, for the quarter ended September 30, 2010. Net income was driven by a decrease in noninterest expenses of $1.7 million, an increase in noninterest income of $865,000 and an increase in net interest income of $629,000. Additionally, there was no provision for loan losses in the third quarter of 2011, compared with $1.1 million in the third quarter of 2010.

The Company has focused on improvement in noninterest expenses by lowering staffing levels, consolidating certain administrative functions, and lowering its use of temporary or outside staffing resources. Noninterest expenses declined $1.7 million when comparing the third quarter of 2011 to the same period in 2010. Salaries and employee benefits were the largest category decrease and were $5.3 million in the third quarter of 2010 and $4.1 million in the third quarter of 2011, a decrease of $1.2 million, or 22.9%. Professional fees declined 84.0%, or $357,000, when comparing the third quarter 2011 total of $68,000 to the third quarter 2010 total of $425,000. Partially offsetting these declines were increases of $124,000 in legal fees and $109,000 in other operating expenses when comparing the third quarter of 2011 to the same period in 2010.

Noninterest income increased $865,000, from negative $1.5 million in the third quarter of 2010, to negative $662,000 for the third quarter of 2011. Gains on sale of securities were the largest contributor to this increase and were $1.7 million in the third quarter of 2011 compared with losses of $296,000 in the third quarter of 2010. Other income increased by $868,000 from the third quarter of 2010 to the third quarter of 2011. These increases were reduced by an increase of $901,000 in loss on OREO, from $770,000 in the third quarter of 2010 to $1.7 million in the third quarter of 2011, and by an increase of $1.1 million in FDIC indemnification asset amortization, from $1.3 million in the third quarter of 2010 to $2.4 million in the third quarter of 2011.

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

Net interest income increased $629,000 from $10.7 million in the third quarter of 2010 to $11.3 million in the third quarter of 2011. This represents an increase of 5.9% and was primarily the result of an increase in the Company’s interest spread, from 4.26% in the third quarter of 2010 to 4.85% in the third quarter of 2011. This increased the Company’s net interest margin from 4.30% in the third quarter of 2010 to 4.91% for the same period in 2011. A decline in the cost of interest bearing liabilities, from 1.77% for the third quarter of 2010 to 1.34% for the third quarter of 2011, coupled with an increase of 16 basis points, from 6.03% to 6.19%, in the yield on earning assets were the drivers of this increase.

Net interest income was $32.8 million for the nine months ended September 30, 2011, compared with $30.8 million for the nine months ended September 30, 2010. The increase in net interest income was primarily the result of decreases of $116.4 million, or 11.4%, in the average balances of interest-bearing liabilities coupled with lower rates, which has reduced interest expense 35.4%, from $14.5 million in the first nine months of 2010 to $9.4 million for the first nine months of 2011. The tax equivalent net interest margin increased to 4.73% in the first nine months of 2011 from 4.12% in the first nine months of 2010.

An additional benefit to the net interest margin was the improved yield on FDIC covered loans. The yield on covered loans equaled 18.33% for the quarter ended September 30, 2011, an improvement of 668 basis points from 11.65% for the quarter ended September 30, 2010. For the nine months ended September 30, 2011, the yield on covered loans equaled 16.65%, an improvement of 628 basis points from 10.37% for the nine months ended September 30, 2010. This is primarily the result of better than expected performance on these loans since the forecast at the acquisition date. FDIC covered loans are held on the balance sheet at carrying value.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB Accounting Standards Codification (ASC) 310-30 (originally issued as AICPA Statement of Position No. 03-3, Loans and Debt Securities Acquired with Deteriorated Credit Quality). The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income. The Company received $1.9 million and $1.7 million in the second and third quarters of 2011, respectively, in cash payments applied based on the cost recovery method against loans from the ADC pool.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2011 and 2010. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended September 30, 2011			Three months ended September 30, 2010
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$498,201	$7,314	5.87%	$557,324	$8,235	5.91%
FDIC covered loans, including fees	101,828	4,667	18.33	126,818	3,692	11.65

Total loans	600,029	11,981	7.99	684,142	11,927	6.97
Interest-bearing bank balances	48,462	28	0.23	15,748	19	0.48
Federal funds sold	4,000	1	0.13	3,814	1	0.08
Securities (taxable)	254,869	2,058	3.23	239,766	2,340	3.90
Securities (tax exempt)(1)	21,214	309	5.81	90,819	1,310	5.77

Total earning assets	928,574	14,377	6.19	1,034,289	15,597	6.03
Allowance for loan losses	(17,237)			(39,044)
Non-earning assets	156,669			197,548

Total assets	$1,068,006			$1,192,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$232,743	$345	0.59	$233,102	$385	0.66
Savings	68,714	93	0.54	63,400	91	0.57
Time deposits	545,731	2,183	1.60	674,080	3,665	2.18

Total deposits	847,188	2,621	1.24	970,582	4,141	1.71
Federal funds purchased	54	0	0.61	49	1	0.60
FHLB and other borrowings	41,124	353	3.43	41,124	342	3.32

Total interest-bearing liabilities	888,366	2,974	1.34	1,011,755	4,484	1.77
Noninterest-bearing deposits	64,706			63,422
Other liabilities	5,049			7,622

Total liabilities	958,121			1,082,799
Stockholders’ equity	109,885			109,994

Total liabilities and stockholders’ equity	$1,068,006			$1,192,793

Net interest earnings		$11,403			$11,113

Net interest spread			4.85%			4.26%

Net interest margin			4.91%			4.30%

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans non covered, including fees	$507,484	$21,877	5.75%	$570,090	$25,436	5.95%
FDIC covered loans, including fees	106,672	13,325	16.65	137,246	10,671	10.37

Total loans	614,156	35,202	7.64	707,336	36,107	6.81
Interest-bearing bank balances	25,246	53	0.28	18,527	73	0.53
Federal funds sold	4,810	5	0.15	4,018	5	0.18
Securities (taxable)	262,209	6,055	3.08	219,602	6,507	3.95
Securities (tax exempt)(1)	29,452	1,278	5.79	91,454	3,999	5.83

Total earning assets	935,873	42,593	6.07	1,040,937	46,691	5.98
Allowance for loan losses	(20,837)			(27,091)
Non-earning assets	163,294			199,365

Total assets	$1,078,330			$1,213,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$233,806	$1,039	0.59	$224,204	$1,178	0.70
Savings	66,792	265	0.53	62,053	271	0.58
Time deposits	559,427	7,008	1.67	690,223	12,036	2.32

Total deposits	860,025	8,312	1.29	976,480	13,485	1.84
Federal funds purchased	255	1	0.63	229	1	0.60
FHLB and other borrowings	41,124	1,051	3.41	41,124	1,006	3.26

Total interest-bearing liabilities	901,404	9,364	1.39	1,017,833	14,492	1.90
Noninterest-bearing deposits	63,489			62,756
Other liabilities	5,177			9,276

Total liabilities	970,070			1,089,865
Stockholders’ equity	108,260			123,346

Total liabilities and stockholders’ equity	$1,078,330			$1,213,211

Net interest earnings		$33,229			$32,199

Net interest spread			4.68%			4.08%

Net interest margin			4.73%			4.12%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

There was no provision for loan losses for non-covered loans for the quarter ended September 30, 2011, compared with a provision of $1.1 million for the quarter ended September 30, 2010. The ratio of the allowance for loan losses to nonperforming assets was 34.94% at September 30, 2011, compared with 72.09% at September 30, 2010. The ratio of allowance for loan losses to total non-covered loans was 3.12% at September 30, 2011 compared with 6.27% at September 30, 2010. The decrease in the allowance for loan losses to total non-covered loans from September 2010 to September 2011 was primarily the result of aggressive charge-offs for non-performing loans. Net charged-off loans were $1.0 million for the quarter ended September 30, 2011 compared with net charged-off loans of $5.5 million for the quarter ended September 30, 2010.

The provision for loan losses on non-covered loans was $1.5 million for the nine months ended September 30, 2011 compared with $27.4 million for the nine months ended September 30, 2010. Charged-off loans were $11.8 million for the nine months ended September 30, 2011 compared with $11.2 million for the nine months ended September 30, 2010. Loan recoveries were $548,000 for the first nine months of 2011 compared with $786,000 for the same period in 2010.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected as the carrying value recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. There was no provision expense related to this portfolio in the first nine months of 2011, compared with $880,000 of provision expense for the nine months ended 2010. Charged-off loans were $53,000 for the three and nine months ended September 30, 2011 compared with no loans charged-off for the three months ended September 30, 2010, and loans charged-off of $256,000 for the nine months ended September 30, 2010. There were no recoveries realized in the three and nine months ended September 30, 2011, compared with no recoveries for the three months ended September 30, 2010, and recoveries of $205,000 for the nine months ended September 30, 2010.

Noninterest Income

Noninterest income increased $865,000, from negative $1.5 million in the third quarter of 2010 to negative $662,000 for the third quarter of 2011. Gains on sale of securities were the largest contributor to this increase and were $1.7 million in the third quarter of 2011 compared with losses of $296,000 in the third quarter of 2010. Other income increased by $868,000 from the third quarter of 2010 to the third quarter of 2011. These increases were reduced by an increase of $901,000 in loss on OREO, from $770,000 in the third quarter of 2010 to $1.7 million in the third quarter of 2011, and by an increase of $1.1 million in FDIC indemnification asset amortization, from $1.3 million in the third quarter of 2010 to $2.4 million in the third quarter of 2011.

For the nine months ended September 30, 2011, noninterest income equaled negative $3.5 million, compared with negative $1.2 million for the nine months ended September 30, 2010. This change was due primarily to accelerated FDIC indemnification asset amortization of $5.8 million, from $2.0 million for the first nine months of 2010 to $7.8 million for the same period in 2011. The increase in FDIC indemnification asset amortization has resulted in the increased yield realized in interest and fees on FDIC covered loans over the same time frame, as projected losses carried within the FDIC indemnification asset have been realized instead, through payment performance of the associated borrowers. Other noninterest income declined in the nine month period ended September 30, 2011 compared with the same period in 2010. Other noninterest income was $3.6 million for the nine months ended September 30, 2010 and $2.4 million for the nine months ended September 30, 2011. This decrease reflects fewer reimbursable loss events in FDIC covered loans.

Positively affecting noninterest income over the nine month comparison periods were gains/(losses) on sales of securities, which increased by $3.0 million, from a loss of $394,000 in the first nine months of 2010 to gains realized of $2.6 million for the same period in 2011. Additionally, there was a reduction in losses on OREO properties of $1.8 million, from $4.3 million for the first nine months of 2010 to $2.5 million for the same period in 2011.

The increased FDIC indemnification asset amortization is the result of improved forecasted performance from the loan pools acquired from the FDIC. Based on current forecasts, as both projected losses and FDIC reimbursements decline, the FDIC indemnification asset amortization increases to reduce the FDIC indemnification asset over the life of the FDIC shared loss agreements. During the first nine months of 2011, the Company’s projected expected loan pool losses declined by $7.8 million, requiring the Company to increase the rate of FDIC indemnification asset amortization. As a result, the Company’s FDIC indemnification asset amortization increased from $1.3 million in the third quarter of 2010 to $2.4 million in the third quarter of 2011. Additionally, the FDIC indemnification asset amortization increased $5.8 million, to $7.8 million for the nine month period ended September 30, 2011. Although loss projections could change, this level of quarterly amortization could continue based on current forecasts. However, lower losses also improve future accretion interest income performance and reduce the losses that the Company must absorb under the FDIC shared loss agreements, which is currently twenty percent of losses up to $118 million (and five percent thereafter).

Noninterest Expense

Noninterest expenses declined $1.7 million when comparing the third quarter of 2011 to the same period in 2010. Salaries and employee benefits were the largest category decrease and were $5.3 million in the third quarter of 2010 and $4.1 million in the third quarter of 2011, a decrease of $1.2 million, or 22.9%. Also seeing significant declines were professional fees and data processing expenses. Professional fees declined 84.0%, or $357,000, when comparing the third quarter 2011 total of $68,000 to the third quarter 2010 total of $425,000. Data processing expenses declined $257,000, or 35.0%, from $735,000 in the third quarter of 2010 to $478,000 in the third quarter of 2011. Partially offsetting these declines were increases of $124,000 in legal fees and $109,000 in other operating expenses when comparing the third quarter of 2011 to the same period in 2010.

For the nine months ended September 30, 2011, noninterest expense declined $9.2 million when compared with the same period in 2010. Excluding goodwill impairment charges of $5.7 million in 2010, noninterest expenses would have declined $3.5 million, or 11.3%. Noninterest expenses, excluding goodwill, were $30.7 million for the first nine months of 2010 and declined to $27.2 million for the first nine months in 2011. The two major drivers of this decrease were salaries and employee benefits, which declined $2.8 million over the nine months comparison periods, and professional fees, which decreased $1.0 million. Salaries and employee benefits were $15.2 million for the first nine months of 2010 and $12.4 million for the first nine months of 2011, a decrease of 18.2%. Professional fees were $1.5 million for the first nine months of 2010 and $457,000 for the first nine months of 2011, a decrease of 69.6%, due to a reduced reliance on outsourced staffing. Additionally, data processing expenses declined $406,000 when comparing the first nine months of 2010 to the same period in 2011.

Income Taxes

Income tax expense was $532,000 for the three months ended September 30, 2011, compared with an income tax benefit of $1.1 million in the third quarter of 2010. For the nine months ended September 30, 2011, income tax benefit was $178,000, compared with income tax benefit of $10.6 million for the nine months ended September 30, 2010.

FINANCIAL CONDITION

At September 30, 2011, the Company had total assets of $1.073 billion, a decrease of $43.0 million, or 3.9%, from total assets of $1.116 billion at December 31, 2010. Total loans, including $100.0 million in loans covered by the FDIC shared loss agreements, were $605.2 million at September 30, 2011, decreasing $35.9 million, or 5.6%, from $641.1 million at December 31, 2010. The carrying value of covered loans declined $15.5 million, or 13.4%, from December 31, 2010. Non-covered loans equaled $505.2 million at September 30, 2011, declining $20.4 million, or 3.9%, since December 31, 2010. The decline in loan volume within the non-covered loan portfolio was the direct result of $11.8 million in loan charge-offs coupled with loan run-off and an overall weak loan demand.

The Company’s securities portfolio decreased $15.7 million, or 5.1%, during the first nine months of 2011 to $291.8 million with realized gains of $2.6 million through sales activity. The Company had cash and cash equivalents of $53.4 million at September 30, 2011, compared with $33.4 million at December 31, 2010. There were no Federal funds sold at September 30, 2011, compared with $2.0 million at December 31, 2010.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $216.5 million at September 30, 2011 and $215.6 million at December 31, 2010. At September 30, 2011, the Company had a net unrealized gain on the AFS portfolio of $3.8 million compared with a net unrealized loss of $219,000 at December 31, 2010.

Interest bearing deposits at September 30, 2011 were $847.6 million, a decrease of $51.8 million from December 31, 2010. Time deposits declined $50.6 million during the first nine months of 2011 as management kept rates low among all regions as loan demand remained weak and covered loans continued to decline in volume. The Company is attempting to restructure the deposit mix away from higher priced deposits and more into lower cost transactional accounts. Money market deposit accounts were $117.9 million at September 30, 2011, a decline of $9.7 million, or 7.6%, from money market deposit account balances of $127.6 million at December 31, 2010.

During the first nine months of 2011, NOW accounts increased $4.3 million, or 4.0%, from $106.2 million at December 31, 2010 to $110.5 million at September 30, 2011. Additionally, savings accounts increased $4.2 million, or 6.6%, during the first nine months of 2011. The Company’s total loan-to-deposit ratio was 66.1% at September 30, 2011 compared with 66.7% at December 31, 2010. The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of September 30, 2011 and December 31, 2010.

Stockholders’ equity at September 30, 2011 was $110.7 million, or 10.3% of total assets, and increased from stockholders’ equity of $107.1 million, or 9.6% of total assets, at December 31, 2010. Stockholders’ equity was $110.7 million, or 9.4% of total assets, at September 30, 2010.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $45.1 million at September 30, 2011 and net charge-offs were $11.3 million for the nine month period ended September 30, 2011. This compares with nonperforming assets of $42.8 million and net charge-offs of $19.1 million at and for the year ended December 31, 2010.

Nonperforming non-covered loans decreased $1.5 million during the third quarter of 2011. Additions to nonaccrual loans totaled $7.2 million, primarily attributable to six relationships relating to loans for construction and land development and income producing commercial property, totaling $5.8 million, which are secured by real estate. The remaining increase related primarily to loans for residential property and commercial real estate, which are also secured by real estate. There were $1.3 million in charge-offs taken during the quarter, of which two commercial loan customers aggregated $461,000. The remaining charge-offs were centered in commercial real estate, construction and land development, and residential real estate loans. Foreclosures for the quarter totaled $589,000, $4.2 million were reinstated to accruing status, and $2.6 million in balances were paid down.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2011 and December 31, 2010, total impaired non-covered loans equaled $45.9 million and $45.0 million, respectively. Management has adopted a nine point risk rating system for which credits are continually monitored for proper classification.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	September 30, 2011	December 31, 2010
Nonaccrual loans	$36,177	$36,532
Loans past due over 90 days and accruing interest	80	389

Total nonperforming non-covered loans	36,257	36,921
Other real estate owned (OREO) – non-covered	8,858	5,928

Total nonperforming non-covered assets	$45,115	$42,849

Accruing troubled debt restructure loans	$5,870	$4,007

Balances
Specific reserve on impaired loans	2,316	7,666
General reserve related to impaired loans evaluated as a pool (1)	—	1,882
General reserve related to unimpaired loans	13,448	15,995

Total Allowance for loan losses	15,764	25,543
Average loans during quarter, net of unearned income	498,201	539,503

Impaired loans	45,934	44,974
Unimpaired loans	459,231	480,574

Total Loans, net of unearned income	505,165	525,548

Ratios
Allowance for loan losses to loans	3.12%	4.86%
Allowance for loan losses to nonperforming assets	34.94%	59.61%
Allowance for loan losses to nonaccrual loans	43.57%	69.92%
General reserve to unimpaired loans	2.93%	3.33%
Nonperforming assets to loans and other real estate	8.78%	8.06%
Net charge-offs for quarter to average loans, annualized	0.83%	6.47%

(1)	As of first quarter 2011, the Company includes the reserve on impaired loans evaluated as a pool as part of the specific reserve. The amount of this reserve was $276,000 as of September 30, 2011.

Despite the reductions in the ratios noted above, management deems the current loan loss reserve to be adequate. There are three primary drivers affecting the decline in the loan loss reserve levels and the corresponding ratios—a sharp decline in loans throughout the year, an improvement in asset quality as denoted by the credit quality indicators assigned to the portfolio, and significant charge-offs taken on impaired or nonaccrual loans. Loan declines, net of charge-offs, have afforded a reduction in the loan loss reserve calculation as fewer loans in the general reserve component (ASC 450) have metrics applied to them. Furthermore, during the year, asset quality ratios and levels improved. From December 31, 2010 to September 30, 2011, the level of substandard loans declined $50.6 million or 46.8%. The loan loss reserve model weights the severity of substandard loans more heavily in the general reserve component and the aforementioned credit quality indicator changes afforded a substantive reduction in the reserve calculation throughout the year. In addition, the percentages applied to the “accruing or non-impaired” substandard loans in the general reserve component have declined as the previous most problematic loan categories have migrated to the ASC 310 component, were paid off, or were charged off. Lastly, management proactively has charged off loans throughout the year as well as maintained reasonable realizable values within the remaining impaired loan portfolio. At September 30, 2011, the contractual balances of impaired loans were $56.3 million while the realizable value aggregated $45.9 million. Management had specific reserves of $2.3 million set aside for these credits, which when combined with $10.4 million in write downs equates to an overall 22.5% mark on the legal balance of the impaired loan portfolio.

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2011, the Company had 16 loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Two of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at September 30, 2011 was $8.9 million, of which $3.0 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2011 and December 31, 2010 is below (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amount of Nonaccrual	% of Non-Covered Loans	Amount of Nonaccrual	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$6,759	5.22%	$9,600	6.98%
Commercial	8,251	4.15%	7,181	3.50%
Construction and land development	19,314	23.76%	16,854	16.24%
Second mortgages	190	2.28%	218	2.25%
Multifamily	—	—	—	—
Agriculture	53	0.64%	—	—

Total real estate loans	34,567	7.86%	33,853	7.21%
Commercial loans	1,521	2.82%	2,619	5.90%
Consumer installment loans	89	0.93%	60	0.61%
All other loans	—	—	—	—

Gross loans	$36,177	7.16%	$36,532	6.95%

At September 30, 2011, the Company had 18 construction and land development credit relationships in nonaccrual status. The borrowers for 12 of these relationships are residential land developers, and the borrowers under the remaining six are commercial land developers. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2011 was $19.3 million. These loans have either been charged-down or sufficiently reserved against to equate to the current expected realizable value.

During the third quarter of 2011, the Company charged off $477,000 with respect to one of these relationships. The total amount of the allowance for loan losses attributed to all 18 relationships was $263,000 at September 30, 2011, or 1.4% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared loss agreements at September 30, 2011 and December 31, 2010 are as follows:

(dollars in thousands)
	September 30, 2011	December 31, 2010
Nonaccrual covered loans	$10,224	$9,556
Other real estate owned (OREO) - covered	7,235	9,889

Total nonperforming covered assets	$17,459	$19,445

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

Total stockholders’ equity was $110.7 million at September 30, 2011. The Company’s ratio of total risk-based capital was 16.8% at September 30, 2011 compared to 15.6% at December 31, 2010. The tier 1 risk-based capital ratio was 15.6% at September 30, 2011 and 14.4% at December 31, 2010. The Company’s tier 1 leverage ratio was 9.0% at September 30, 2011 and 8.1% at December 31, 2010. All capital ratios exceed regulatory minimums.

In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.3% during the three and six months ended September 30, 2011.

The Company will defer the November 2011 payment of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company had previously deferred five payments. The Company has also deferred, beginning in September 2010, the interest payments that it makes with respect to trust preferred subordinated debt.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2011 and December 31, 2010, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $45.6 million and $32.9 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of September 30, 2011 and December 31, 2010, is as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Commitments to extend credit	$58,216	$63,659
Standby letters of credit	10,707	12,114

Total commitments with off-balance sheet risks	$68,923	$75,773

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at September 30, 2011:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	1.5%	$483
+100 bp	0.9%	289
most likely	0%	—
–100 bp	1.0%	342
–200 bp	(1.4)%	(458)

At September 30, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could increase by 1.5%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 1.4%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited a material weakness in the Company’s internal controls relating to its process for identifying impaired loans, as described below. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. While management believes that it has properly remediated this issue, the Company has not completed its validation of such remediation and, thus, the Company has determined that the material weakness continues to exist as of September 30, 2011, as described below.

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

As result of the steps that the Company has taken to improve its process for identifying impaired loans, as described in the next section below, management believes that this issue has been properly remediated. However, due to required testing and validation of this issue, as part of the assessment of the Company’s internal control over financial reporting, the Company continues to recognize this issue as a material weakness as of September 30, 2011.

Remediation Steps to Address Material Weakness

The Company has previously disclosed a number of remediation steps taken to address the issues described above. These steps have included the centralization of key credit administration functions, the implementation of an entity-wide credit processing program, the hiring of a new chief credit officer, the enhancement of oversight of potential troubled assets through both a new internal special assets committee and a Board-level credit committee, the implementation of procedures for the actual evaluation of potentially impaired loans on an entity-wide basis, and appropriate training across the organization. As previously disclosed, the Company believes that the issues have been properly remediated, and the Company did not take any additional remediation steps during the third quarter of 2011. The Company will complete required testing and validation of these issues during its year-end assessment of the effective of its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 14, 2011