Form 10-K
period 2011-12-31
Community Bankers Trust Corp
filed 2012-03-30
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $28,474,033

On March 1, 2012, there were 21,627,549 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2012 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia.

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services, including individual and commercial demand and time deposit accounts, commercial and consumer loans, mortgage loans, investment services, on-line and mobile banking products and safety deposit box facilities. Thirteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

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

Strategy

The Company’s strategy is to be recognized as the premier provider of financial services in the markets that it serves, building trust and confidence in the relationships with its customers through superior service, competency, accuracy, courtesy and safety and soundness at all times.

During 2011, the Company formally adopted a no-growth model, as it focused on consolidating and strengthening the operating procedures and overall management of the existing bank franchise and working through the requirements of a formal written agreement into which the Company and the Bank entered with its federal and state regulators in April 2011. The Company had grown substantially through mergers and acquisitions in 2008 and 2009, and the growth strained the Company’s organizational structure and the effectiveness of risk management programs appropriate for an organization of its size, complexity and risk profile. In 2011, the Company focused primarily on improvements in its credit risk practices and the resolution of issues with its non-performing assets, and the Company believes that it has taken all steps to properly address these issues.

The Company has adopted and implemented a formal strategic plan that centers on a return to consistent core profitability, while continuing with its objectives of strong credit risk practices and resolution of non-performing assets. An aggressive decrease in non-performing loans has the ability to raise profitability significantly for the near term. Additionally, the Company has identified three core new production competencies to improve on that will also increase income in the near term – consumer and small business banking, commercial and industrial lending and real estate lending. The Company is placing less focus on real estate development and financing to consistently reduce the existing concentrations in that area of the Bank’s loan portfolio given the risk exposure and current economic conditions. The last large profit driver of the Company is the continued management of the shared-loss agreements with the Federal Deposit Insurance Corporation (the “FDIC”) to match the income and cost component with the Company’s current operating strategy.

As it works through priorities and key initiatives in its strategic plan, the Company maintains the following specific priorities:

•	Gaining operating efficiencies through centralization and affordable technology

•	Ensuring gains in competitive market share through specific focus in the markets that the Company serves

•	Creating a front-line sales oriented culture focused on total relationship banking including low-cost deposits

•	Aggressively managing the loan portfolios and loans covered by the shared-loss agreements with the FDIC

•	Enhancing fee-income business lines

•	Exiting unprofitable markets and lines of business

•	Continuing the implementation of risk management initiatives

The Company believes that the continued successful execution on its strategies will enhance the major profit drivers of the Bank by increasing interest income and improving its efficiency and result in overall loan growth for better utilization of assets. All of these factors will lead to an increase in profitability for stockholders.

Efforts to Resolve Regulatory Matters

On April 21, 2011, the Company and the Bank entered into a written agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission. The written agreement arose from concerns identified during regulatory examinations and was based on the supervisory findings from an examination that the Reserve Bank conducted in the third quarter of 2010. Under the terms of the written agreement, the Bank agreed to develop and submit, within the time periods specified in it, its written plans with respect to the strengthening of board oversight of management and operations of the Bank and the strengthening of the Bank’s management and hiring, as necessary, additional or replacement personnel to address the findings of a management review. In addition, the Bank agreed to develop and submit for approval, within the time periods specified in it, its written plans or programs with respect to the following:

•	the strengthening and maintenance of credit risk management policies;

•	the enhancement of the lending and credit administration program;

•	the enhancement of the Bank’s loan review program;

•

the improvement of the Bank’s position with respect to loans, relationships, or other assets (including other real estate owned) in excess of $1.0 million that are now or in the future become past due more than 90 days, that are on the Bank’s problem loan list, or that are adversely classified in any report of examination of the Bank;

•	the enhancement of the Bank’s methodology for its allowance for loan and lease losses; and

•	the maintenance of an adequate allowance for loan and lease losses.

Among other provisions of the written agreement, the Company and Bank agreed to submit for approval capital plans to maintain sufficient capital at the Company, on a consolidated basis, and at the Bank, on a stand-alone basis, and to refrain from declaring or paying dividends absent prior regulatory approval. The Bank also agreed to submit to the Reserve Bank and the Bureau both its strategic plan to improve the Bank’s earnings and its budget for 2011.

The Company had anticipated entering into the written agreement since the third quarter of 2010 and thus undertook numerous corrective actions in expectation of its requirements, and the written agreement did not reflect those actions. As a result of those actions and additional actions that the Company has taken since April 2011, the Company and the Bank have taken all of the actions, and otherwise complied with all of the requirements, set forth above.

In addition, through February 2011, the Company had deferred seven payments of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company had also deferred, through the same period, the payment of all outstanding interest payments under its trust preferred securities since September 30, 2010. The payments of both the dividend on the Series A Preferred Stock and the interest on the trust preferred securities are subject to approval of the Company’s regulators, as set forth in the written agreement.

On March 15, 2012, the Company received the required regulatory approval for the February 2012 payment of its regular quarterly cash dividend with respect to the Series A Preferred Stock and the payment of all outstanding interest payments that the Company has deferred under its trust preferred securities since September 30, 2010. The Company made both payments, and paid all outstanding interest on all Series A Preferred Stock dividend payments that the Company had previously deferred, on March 16, 2012.

The Company believes that such regulatory approval demonstrates the excellent progress that the Company continues to make with respect to its regulatory matters, as well as the close relationship that the Company has with its regulators to actively address every supervisory issue regarding its safety and soundness. While the Company cannot provide any assurances as to the timing of more substantive relief under the written agreement or the repayment of its TARP obligations, the Company believes that its continuing efforts towards reducing non-performing loans and increasing profitability, all as part of its strategic plan, will result in such relief.

Operations

The Bank’s operating strategy is delineated by business lines and by the functional support areas that help accomplish the stated goals and financial budget of the organization. A major component of future income is growth in three core business lines – retail and small business banking, commercial and industrial banking and real estate lending. These core businesses, combined with the Bank’s geographic locations, dictate the market position that the Bank needs to take to be successful. The Bank believes that new loan growth will occur in all three lines, and the retail segment provides the primary funding through core deposit relationships.

Retail and Small Business Banking

The Bank markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Bank attracts new customers by making its service through these distributions points convenient. All of the Bank’s existing markets are prime targets for expanding the consumer side of its business with full loan and deposit relationships, and the Bank has restructured its retail group to accommodate growth.

Commercial and Industrial Banking

In the commercial and industrial banking group, the Bank focuses on small to mid-sized business customers (sales of $5 million to $15 million each year) who are not targeted by larger banks and for whom smaller community banks have no expertise. The Bank has experienced teams in Virginia, Georgia and Maryland, and the Bank has a strong loan pipeline going into 2012. The typical relationship consists of working capital lines and equipment loans with the primary deposit accounts of the customer. Most of these relationships will be new to the Bank and create strong and positive growth potential.

Commercial Real Estate Lending

The Bank has historically held a significant concentration in real estate loans. The current strategy is to reduce the number of real estate acquisition, development and construction loans and replace them with income producing property loans. The Bank originates both owner occupied and non owner occupied borrowings where the cash flows provide significant debt coverage for the relationship.

Competition

Within its market areas in Virginia, Georgia and Maryland, the Bank operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings banks and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Bank. Many of these institutions have significantly higher lending limits than the Bank. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Bank, will not establish operations in its service area. The financial services industry remains highly competitive and is constantly evolving.

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

Company History

Formation and Initial Capitalization

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

On June 8, 2006, the Company consummated its initial public offering of 7,500,000 units, which commenced trading on NYSE Amex under the symbol “BTC.U”. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of our common stock at an exercise price of $5.00 per share. The Company’s common stock and warrants started trading separately on NYSE Amex as of September 5, 2006, under the symbols “BTC” and “BTC.WS,” respectively. The warrants expired on June 4, 2011.

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

Acquisition of Georgia Operations

On November 21, 2008, the Bank acquired limited assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the FDIC, as Receiver for The Community Bank and the Bank.

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

Issuance of Preferred Stock

On December 19, 2008, the Company issued 17,680 shares of Series A Preferred Stock and a related common stock warrant to the United States Department of the Treasury for a total price of $17,680,000. The issuance and receipt of proceeds from the Department of the Treasury were made under its voluntary Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital.

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

Employees

As of December 31, 2011, the Company had approximately 266 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Supervision and Regulation

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). Our bank subsidiary also is subject to regulation, supervision and examination by the FDIC.

The following description discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. These federal and state laws and regulations have been enacted generally for the protection of depositors in banks and not for the protection of stockholders of bank holding companies or banks.

The Dodd-Frank Act

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will have a significant impact on financial institutions, with increased regulatory and compliance requirements. A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards and may, in fact, be higher when established by the agencies.

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund, (the “DIF”), will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits. See “ — Deposit Insurance” below.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Bureau Consumer Financial Protection (the”BCFP”). The Dodd-Frank Act creates the BCFP within the Federal Reserve. The BCFP will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. See “ — Consumer Financial Protection” below.

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. See “ — Incentive Compensation”.

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

The Federal Deposit Insurance Act (“FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event that a receiver is appointed to distribute the assets of the Bank.

The Company was required to register in Virginia with the State Corporation Commission (the “SCC”) under the financial institution holding company laws of Virginia. Accordingly, the Company is subject to regulation and supervision by the SCC.

Capital Requirements and Dividends

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

The Company is a legal entity separate and distinct from the Bank. Virtually all of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. During the year ended December 31, 2010, the Bank paid $1.5 million in dividends to the Company. The Company paid $1.3 million in dividends to its preferred and common shareholders in 2010. Neither the Company nor the Bank paid any dividends in 2011.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Deposit Insurance

In October 2010, pursuant to the Dodd-Frank Act, the FDIC established 2.0% as the designated reserve ratio (“DRR”), the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the

FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The final rule allows the FDIC to increase or decrease total base assessment rates by no more than 2 basis points from one quarter to the next, and cumulative increases and decreases cannot be 2 basis points higher or lower than the total base assessment rates.

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

This final rule and its total impact on the Company remain unclear at this time. A school of thought regarding the redefined deposit insurance assessment base calculation and the resulting lowered insurance assessments is that it may or may not offset the expected competition for deposits by larger banks, thereby increasing overall deposit competition and increasing the cost of those funds in the marketplace. The Company cannot provide any assurance as to the effect of any proposed change in its deposit insurance premium rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. The final rule toke effect for the quarter beginning April 1, 2011, and was reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

Incentive Compensation

In June 2010, the federal banking regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. At December 31, 2011, the Company had not been made aware of any instances of non-compliance with the new guidance.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 draws lines between the types of activities that are permitted for banking organizations that are financial in nature and those that are not permitted because they are commercial in nature. The Act imposes Community Reinvestment Act requirements on financial service organizations that seek to qualify for the expanded powers to engage in broader financial activities and affiliations with financial companies that the Act permits.

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

We face vigorous competition from other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other types of financial institutions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our nonbank competitors are not subject to the same extensive regulations that govern us. As a result, these nonbank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 85% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We have a written agreement with our banking regulators, which has required us to designate a significant amount of resources to comply with the agreement.

We have worked closely with our regulators as we have attempted to address the issues involved in integrating the four predecessor banks and their different cultures and concerns with asset quality and the uncertainty of the real estate markets and general economy in our markets. As part of these discussions, and as a result of the regulators’ examinations, we entered into a written agreement with the Federal Reserve Bank of Richmond and Virginia’s Bureau of Financial Institutions in April 2011. The contents of this action include provisions that address, among other matters, our development of credit risk management practices appropriate for our size, complexity and risk profile and the enhancement of our overall system for managing credit risk. The written agreement has required us to take certain actions, including the adoption of written plans and programs to address these issues that must be approved by regulators and implemented promptly upon receipt of such approval. The written agreement also addresses formally the ability of management and our Board of Directors to properly oversee the remediation of identified issues.

Our management and Board have devoted considerable time and attention on taking corrective actions to comply with the terms of the anticipated written agreement. While we believe that we have appropriately addressed every provision of the written agreement, management and the Board continue to devote time and attention to ensure that the corrective actions have been and are being successfully and permanently implemented. There is no guarantee that we will ultimately address the regulators’ concerns in the written agreement or that we will be able to comply with all of its provisions. If we do not comply with the written agreement, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or regulatory enforcement actions.

We have not paid dividends on shares of our common stock or preferred stock on a regular basis and have previously deferred certain interest payments with respect to our trust preferred securities, and we may not be able to pay future dividends.

In 2010, we suspended the payment of dividends with respect to shares of our common stock, and we began to defer dividend payments with respect to the preferred stock that we issued to the United States Department of Treasury in connection with our participation in the TARP Capital Purchase Program and interest payments with respect to our trust preferred securities. On March 15, 2012, the Company received the required regulatory approval for the February 2012 payment of its regular quarterly cash dividend with respect to the Series A Preferred Stock and the payment of all outstanding interest payments that the Company has deferred under its trust preferred securities since September 30, 2010. The Company made both payments, and paid all outstanding interest on all Series A Preferred Stock dividend payments that the Company had previously deferred, on March 16, 2012. Six regular quarterly cash dividend with respect to the Series A Preferred Stock remain accrued and unpaid.

The written agreement described above requires written regulatory approval before we are able to pay any dividends or any interest on our trust preferred securities. In addition, our ability to pay dividends is limited by general regulatory restrictions and the need to maintain sufficient capital in our organization. The ability of our bank subsidiary to pay dividends to us is limited by the Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on dividends under federal and state bank regulatory requirements.

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

Accordingly, there is no assurance that we will be able to pay cash dividends in the future. Even if we are allowed to do so, the future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred interest on our preferred stock and trust preferred securities.

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

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2011, additional losses that we may incur in the future may require us to raise capital. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

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

Because the shared-loss agreements subject us to a number of contractual requirements, we must implement effective internal processes over covered assets (including consistency in the treatment of covered and non-covered assets) to maintain the guaranty that the FDIC has agreed to provide, which underpins the FDIC indemnification asset, which totaled $42.7 million at December 31, 2011. Any failure to comply with the contractual requirements of the shared-loss agreements may lead to the revocation of the agreements, which would necessitate the write-off of the related indemnification asset and the receivable that we carry on our balance sheet for amounts that we have billed the FDIC.

We may identify material weaknesses and significant deficiencies in our internal control over financial reporting.

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

Despite efforts to strengthen our internal and disclosure controls, we may identify internal or disclosure control deficiencies in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We can give no assurances that our deferred tax asset will not become impaired in the future because it is based on projections of future earnings, which are subject to uncertainty and estimates that may change based on economic conditions.

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2011, we recorded net deferred income tax assets of $7.2 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

A substantial decline in the value of our securities portfolio may result in an “other-than-temporary” impairment charge.

The total amount of our available-for-sale securities portfolio was $232.8 million at December 31, 2011. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

Our operations may be adversely affected by cyber security risks.

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and our business strategy. We have invested in accepted technologies, and we continually review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, technology failure or other disruptions. A breach of any kind could compromise systems, and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to our reputation, which could adversely affect our business.

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

Deposits are insured by the FDIC, subject to limits and conditions or applicable law and the FDIC’s regulations. Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits were permanently increased to $250,000 per customer. The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two-year period beginning on December 31, 2010 and ending on December 31, 2012. The FDIC administers the deposit insurance fund, and all insured depository institutions are required to pay assessments to the FDIC that fund the deposit insurance fund. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments by changing the assessment base from the amount of an insured depository institution’s domestic deposits to its total assets minus tangible equity. On February 7, 2011, the FDIC issued a new regulation implementing revisions to the assessment system mandated by the Financial Reform Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC fund balance and the invoices for assessments due September 30, 2011. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments than we historically incurred before the financial crisis began several years ago. While the burden of replenishing the DIF will be placed primarily on institutions with assets of greater than $10 billion, any future increases in required deposit insurance premiums or other bank industry fees could have a significant adverse impact on our financial condition and results of operations.

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

Although our common stock is listed for trading on NYSE Amex, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company operates the following offices:

Corporate Headquarters:

Innslake — 4235 Innslake Drive, Glen Allen, VA 23060

Virginia Market:

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

Tappahannock — 1325 Tappahannock Boulevard, Tappahannock, VA 22560

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

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Landover Hills — 7467 Annapolis Road, Landover Hills, MD 20784

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, its Winterfield office in the Virginia market and the Arnold, Clinton, Landover Hills and Rockville offices in the Maryland market. The Company also has a loan production office in Fairfax, Virginia, which it leases.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, including its subsidiaries, is a party or of which its property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Securities

The Company’s common stock trade on NYSE Amex under the symbol “BTC”. The Company’s warrants and units traded on the NYSE Amex under the symbols “BTC.WS,” and “BTC.U,” respectively, until May 27, 2011, and the warrants expired on June 4, 2011.

The following table sets forth, for each quarter of 2010 and 2011, the high and low closing sales prices of the Company’s common stock, warrants and units as reported on NYSE Amex.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2010
Quarter ended March 31	$3.65	2.82	0.58	0.21	3.38	3.16
Quarter ended June 30	3.14	2.10	0.22	0.02	3.16	2.78
Quarter ended September 30	2.39	0.92	0.09	0.00	2.60	1.69
Quarter ended December 31	1.25	0.70	0.06	0.00	1.61	0.80
2011
Quarter ended March 31	1.62	1.08	0.04	0.01	1.75	1.07
Quarter ended June 30	1.40	1.05	0.03	0.00	2.80	1.04
Quarter ended September 30	1.45	1.04	n/a	n/a	n/a	n/a
Quarter ended December 31	1.25	1.00	n/a	n/a	n/a	n/a

Holders of Record

As of December 31, 2011, there were 2,129 holders of record of the Company’s common stock, four holders of record of its warrants and one holder of record of its units, not including beneficial holders of securities held in street name.

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

The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Regulation and Supervision — Capital Requirements and Dividends” in Item 1 above.

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

The Company may defer dividend payments, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the preferred stock. As of December 31, 2011, the Company has deferred six payments of its regular quarterly cash dividend with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which the Company issued to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. On February 15, 2012, the Company deferred a seventh payment of its regularly quarterly cash dividend with respect to the Series A Preferred Stock. On March 16, 2012, the Company paid both this quarterly cash dividend and all outstanding interest on both that payment and the six dividend payments that the Company had previously deferred. Accordingly, following the payments on March 16, 2012, the Company had six quarterly dividend payments with respect to the Preferred Stock that remained accrued and unpaid. In addition, while shares of the senior preferred stock are outstanding, the Company could be subject to limitations on dividends on its common stock. Common stock dividends cannot be increased until the third anniversary of the Department of the Treasury’s investment without its consent unless, prior to the third anniversary, the senior preferred stock is redeemed in whole or the Department of the Treasury has transferred all of its senior preferred stock to third parties.

Purchases of Equity Securities by the Issuer

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2011.

Stock Performance Graph

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2006, to December 31, 2011, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2006 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Community Bankers Trust Corporation	100.00	103.64	42.85	48.79	15.93	17.45
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank and Thrift	100.00	76.26	43.85	43.27	48.30	37.56

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Company appear below. The Company’s historical information is derived from its consolidated financial statements as of the year ended December 31, 2011, 2010 and 2009, included elsewhere in this report. The information provided below is only a summary and should be read in conjunction with each company’s consolidated financial statements and related notes and Management’s Discussion and Analysis contained elsewhere in this report. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

Historical Financial Information of the Company*

(dollars in thousands, except per share amounts)

	Year ended 12/31/2011	Year ended 12/31/2010	Year ended 12/31/2009
Results of Operations
Interest and dividend income	$56,035	$58,926	$64,520
Interest expense	12,228	18,389	25,134

Net interest income	43,807	40,537	39,386
Provision for loan losses	1,498	27,363	19,089

Net interest income after provision for loan losses	42,309	13,174	20,297
Noninterest income	(4,951)	1,644	26,240
Noninterest expenses	35,854	45,253	75,960

Income (loss) before income taxes	1,504	(30,435)	(29,423)
Income tax expense (benefit)	60	(9,442)	404

Net income (loss)	$1,444	$(20,993)	$(29,827)

Financial Condition
Assets	$1,092,496	$1,115,594	$1,226,723
FDIC Indeminification asset	42,641	58,369	76,107
Loans, covered by FDIC shared-loss agreement	97,561	115,537	150,935
Loans, net of unearned income (excluding covered loans)	544,718	525,548	578,629
Deposits	933,491	961,725	1,031,402
Stockholders’ equity	111,180	107,127	131,102
Ratios
Return on average assets	0.13%	(1.75%)	(2.37%)
Return on average equity	1.32%	(17.53%)	(19.31%)
Non-GAAP return on average tangible assets (1)	0.28%	(1.17%)	0.30%
Non-GAAP return on average tangible common equity (1)	3.80%	(16.60%)	3.74%
Efficiency ratio (2)	92.28%	107.28%	115.75%
Equity to assets	10.18%	9.60%	10.69%
Loan to deposits	68.80%	66.66%	70.74%
Average tangible common equity / average tangible assets	7.25%	7.04%	7.89%
Asset Quality
Allowance for loan losses (non-covered)	$14,835	$25,543	$18,169
Allowance for loan losses / non-covered loans (3)	2.72%	4.86%	3.14%
Allowance for loan losses / nonperforming non-covered loans (3)	48.56%	69.18%	89.69%
Allowance for loan losses / nonaccrual non-covered loans (3)	51.97%	69.92%	90.80%
Non-covered nonperforming assets / non-covered loans and non-covered other real estate (3)	7.35%	8.06%	3.77%

Historical Financial Information of the Company (continued)

(dollars in thousands, except per share amounts)

Per Share Data
Earnings per share, basic	$0.02	$(1.03)	$(1.43)
Earnings per share, diluted	0.02	(1.03)	(1.43)
Non-GAAP earnings per share, diluted (1)	0.14	(0.64)	0.17
Cash dividends paid	—	859	3,435
Market value per share	1.15	1.05	3.21
Book value per tangible common share	3.58	3.46	4.24
Price to earnings ratio, diluted	57.50	(1.02)	(2.28)
Price to book value ratio	26.5%	25.3%	60.9%
Dividend payout ratio	n/a	(3.89%)	(11.15%)
Weighted average shares outstanding, basic	21,565,366	21,468,455	21,468,455
Weighted average shares outstanding, diluted	21,565,366	21,468,455	21,468,455
Capital Ratios
Leverage ratio	8.91%	8.12%	8.93%
Tier 1 risk-based capital ratio	15.01%	14.40%	14.82%
Total risk-based capital ratio	16.16%	15.58%	16.03%

*	As a “smaller reporting company,” the Company has determined to present information only for the last three years. Information for years prior to 2009 would include separate information with respect to the Company’s predecessors that has been previously reported.
(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes assets covered by FDIC shared-loss agreements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia.

The Bank engages in a general commercial banking business and provides a wide range of financial services, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen branches are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the ability of the Company to comply with regulatory actions, and the costs associated with doing so;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the Company’s compliance with and, the timing of future reimbursements from the FDIC to the Company, under the shared loss agreements;

•	assumptions and estimates that underlie the accounting for loan pools under the shared loss agreements

•	consumer profiles and spending and savings habits;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

The allowance consists of specific, and general components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

In the fourth quarter of 2011, the Company further refined the historical losses factor used to calculate the FASB ASC 450, Contingencies, component of the allowance for loan losses. Management has performed an assessment of all significant construction and land development loans remaining in the pool. The Company adjusted the historical losses factor to accommodate for changes in the Company’s underwriting standards related to the construction and land development portfolio as well as unusual events that occurred, such as fraud. The Company has adjusted the factor for significant charge-offs on loans made prior to the underwriting standard changes, as they do not reflect the risk present in the current portfolio. In addition, the Company adopted an additional environmental factor related to increased credit risk in the home equity lines of credit pool. These revisions had an impact of a decrease to the amount of allowance for loan losses on non-covered loans of approximately $1.5 million.

Allowance for Loan Losses on Covered Loans

The assets acquired in the SFSB acquisition are covered by a shared-loss agreement with the FDIC. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. Prior to the third quarter of 2011, reimbursements for losses on single family one-to-four mortgage loans were made monthly. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements.

The Company evaluated the acquired covered loans and has elected to account for them under FASB ASC 310-30.

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

Goodwill and Other Intangible Assets

The Company is accounting for goodwill and other intangible assets in accordance with FASB ASC 350, Intangibles - Goodwill and Others. FASB ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. Goodwill impairment charges of $5.727 million and $31.949 million were realized in 2010 and 2009, respectively. All of the Company’s goodwill has been impaired and the carrying value at December 31, 2010 is $0. Additionally, under FASB ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $2.3 million for the year ended December 31, 2011, $2.3 million for the year ended December 31, 2010 and $2.2 million for the year ended December 31, 2009. The core deposit intangible is evaluated for impairment in accordance with FASB ASC 350.

OVERVIEW

At December 31, 2011, the Company had total assets of $1.092 billion, a decrease of $23.1 million, or 2.1%, from total assets of $1.116 billion at December 31, 2010. Total loans, including $97.6 million in loans covered by the FDIC shared loss agreements, were $642.3 million at December 31, 2011, increasing $1.2 million, or 0.2%, from $641.1 million at December 31, 2010. The carrying value of covered loans declined $18.0 million, or 15.6%, from December 31, 2010 to December 31, 2011. Non-covered loans equaled $544.7 million at December 31, 2011, increasing $19.2 million, or 3.7%, since December 31, 2010. Non-covered loans increased $39.6 million from September 30, 2011 to December 31, 2011.

The Company’s securities portfolio, excluding equity securities, decreased $3.1 million, or 1.0%, during the year ended December 31, 2011 to $297.2 million with realized gains of $2.9 million through sales activity. The Company had cash and cash equivalents of $21.8 million at December 31, 2011, compared with $33.4 million at December 31, 2010. There were no Federal funds sold at December 31, 2011, compared with $2.0 million at December 31, 2010.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the December 31, 2011 and December 31, 2010 AFS portfolio was $232.8 and $215.6 million, respectively. At December 31, 2011, the Company had a net unrealized gain in the AFS portfolio of $4.9 million versus a net unrealized loss of $219,000 at December 31, 2010.

Bank owned life insurance increased $7.8 million during the year ended December 31, 2011, as the Company made an additional investment on December 30, 2011. Bank owned life insurance was $14.6 million at December 31, 2011. The income on this investment is reflected in noninterest income.

Interest bearing deposits at December 31, 2011 were $868.5 million, a decrease of $30.8 million from December 31, 2010. Management kept rates low among all of the Bank’s markets as loan demand remained weak and covered loans continued to decline in volume. Throughout 2011, the Company attempted to restructure the deposit mix away from higher priced deposits and more into lower cost transactional accounts. As a result, total time deposits as a percent of total interest bearing deposits, declined from 66.9% at December 31, 2010 to 63.8% at December 31, 2011. The Company had Federal Home Loan Bank (FHLB) advances aggregating $37.0 million at December 31, 2011 and 2010.

Stockholders’ equity at December 31, 2011 was $111.2 million, or 10.2% of total assets, and increased from stockholders’ equity of $107.1 million, or 9.6% of total assets, at December 31, 2010.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2011 compared to the year ended December 31, 2010, net income increased $22.4 million, or 106.9%, from net loss of $21.0 million in 2010 to net income of $1.4 million in 2011. Net income available to common stockholders was $354,000, or $0.02 per common share on a diluted basis for the year ended December 31, 2011, compared with a net loss available to common stockholders of $22.1 million, or $1.03 per common share on a diluted basis, for the year ended December 31, 2010. The improvement in 2011 net income compared with 2010 was driven by a reduction of $25.9 million in provision for loan losses and a reduction of $5.7 million in impairment of goodwill charges. All remaining goodwill balances were fully written off in 2010. Net income was additionally aided in 2011 compared with 2010 through expense reductions of $3.7 million, excluding impairment of goodwill.

For the year ended December 31, 2010, the Company recorded a net loss available to common shareholders of $22.1 million compared with a net loss of $30.8 million for 2009. Basic and fully diluted earnings per share were ($1.03) for 2010 versus ($1.43) for 2009, respectively. Losses for both years were primarily driven by two factors: $27.4 million and $19.1 million in loan loss provisions in 2010 and 2009, respectively, and non-tax deductible impairment of goodwill charges of $5.7 million in 2010 and $31.9 million in 2009.

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

Net interest income was $43.8 million for the year ended December 31, 2011, compared with $40.5 million for the year ended December 31, 2010. The increase in net interest income was primarily the result of decreases of $104.5 million, or 10.4%, in the average balances of interest bearing liabilities coupled with lower rates, which has reduced interest expense 33.5%, from $18.4 million in 2010 to $12.2 million in 2011. The tax equivalent net interest margin increased to 4.72% for the year ended December 31, 2011 from 4.10% for the year ended December 31, 2010.

Interest and fees on non-covered loans decreased $4.2 million, or 12.5%, to aggregate $29.3 million during 2011. Interest and fee income on covered loans equaled $17.6 million during 2011. Cost of interest bearing liabilities totaled $12.2 million during 2011 of which interest on deposits was $10.8 million. This compares with $18.4 million in total interest expense and $17.0 million in interest on deposits, respectively in 2010.

The Company’s total loan to deposit ratio was 68.80% at December 31, 2011 versus 66.67% at December 31, 2010. The ratio remained fairly constant during the year as management was successful in generating new loan growth in the later part of 2011. This was offset by a decline of $18.0 million in the self-liquidating covered loan portfolio. Deposit balances also declined $28.2 million in 2011 which positively affected the total loan to deposit ratio.

The Bank’s net interest margin improved 27 basis points during 2010, from 3.83% in 2009, to 4.10% in 2010, mainly from management lowering the cost of funds throughout the year. Net interest income increased from $39.4 million in 2009, to $40.5 million in 2010. Interest and fees on non-covered loans decreased $2.6 million, or 7.2%, to aggregate $33.4 million during 2010. Interest and fee income on covered loans equaled $13.8 million during 2010. Cost of interest bearing liabilities totaled $18.4 million during 2010 of which interest on deposits was $17.0 million.

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

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

(Dollars in thousands)

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS:
Loans, including fees	$510,940	$29,272	5.73%	$562,381	$33,444	5.95%	$554,875	$36,019	6.49%
Loans covered by FDIC loss share	104,558	17,576	16.81%	132,492	13,759	10.38%	161,243	15,139	9.39%

Total loans	615,498	46,848	7.61%	694,873	47,203	6.79%	716,118	51,158	7.14%
Interest bearing bank balances	25,678	65	0.26%	20,443	100	0.49%	21,542	296	1.38%
Federal funds sold	4,036	6	0.14%	4,906	9	0.20%	16,567	37	0.22%
Investments (taxable)	266,887	8,091	3.03%	227,560	8,486	3.73%	228,871	9,635	4.21%
Investments (tax exempt)(1)	26,768	1,553	5.80%	81,214	4,740	5.84%	90,209	5,142	5.70%

Total earning assets	938,867	56,563	6.02%	1,028,996	60,538	5.88%	1,073,307	66,268	6.17%
Allowance for loan losses	(19,614)			(28,345)			(12,022)
Non-earning assets	160,217			197,109			199,245

Total assets	$1,079,470			$1,197,760			$1,260,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$234,180	$1,323	0.56%	$226,235	$1,525	0.67%	$196,259	$1,933	0.98%
Savings	67,469	347	0.51%	62,513	356	0.57%	55,626	468	0.84%
Time deposits	558,239	9,145	1.64%	674,961	15,160	2.25%	727,085	21,316	2.93%

Total deposits	859,888	10,815	1.26%	963,709	17,041	1.77%	978,970	23,717	2.42%
Fed funds purchased	191	1	0.63%	548	3	0.56%	971	8	0.82%
FHLB and other borrowings	41,124	1,412	3.43%	41,475	1,345	3.24%	43,048	1,409	3.27%

Total interest-bearing liabilities	901,203	12,228	1.36%	1,005,732	18,389	1.83%	1,022,989	25,134	2.46%

Non-interest bearing deposits	64,150			63,352			62,034
Other liabilities	4,998			8,902			21,012

Total liabilities	970,351			1,077,986			1,106,035
Stockholders’ equity	109,119			119,774			154,495

Total liabilities and stockholders’ equity	$1,079,470			$1,197,760			$1,260,530

Net interest earnings		$44,335			$42,149			$41,134

Interest spread			4.67%			4.05%			3.71%

Net interest margin			4.72%			4.10%			3.83%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

(Dollars in thousands)

	2011 compared to 2010			2010 compared to 2009
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$(3,061)	$(1,111)	$(4,172)	$487	$(3,062)	$(2,575)
Loans covered by FDIC	(2,900)	6,717	3,817	(2,700)	(1,320)	(1,380)
Interest bearing bank balances	26	(59)	(33)	(15)	(181)	(196)
Federal funds sold	(2)	(1)	(3)	(26)	(2)	(28)
Investments	(569)	(1,930)	(2,499)	(420)	(995)	(1,415)

Total Earning Assets	(6,506)	3,616	(2,890)	(2,674)	(2,920)	(5,594)

Interest Expense:
Demand deposits	53	(255)	(202)	294	(702)	(408)
Savings deposits	28	(37)	(9)	58	(170)	(112)
Time deposits	(2,626)	(3,388)	(6,014)	(1,527)	(4,629)	(6,156)

Total deposits	(2,545)	(3,680)	(6,225)	(1,175)	(5,501)	(6,676)

Other borrowed funds	(23)	88	65	(64)	(5)	(69)

Total interest-bearing liabilities	(2,568)	(3,592)	(6,160)	(1,239)	(5,506)	(6,745)

Net increase (decrease) in net interest income	$(3,938)	$7,208	$3,270	$(1,435)	$2,586	$1,151

Noninterest Income

For the year ended December 31, 2011, noninterest income equaled negative $5.0 million, compared with $1.6 million for the year ended December 31, 2010. This change was due primarily to accelerated FDIC indemnification asset amortization of $7.2 million, from $3.2 million for 2010 to $10.4 million for 2011. The increase in FDIC indemnification asset amortization correlates to the increased yield realized in interest and fees on FDIC covered loans over the same time frame, as projected losses carried within the FDIC indemnification asset have been realized instead, through payment performance of the associated borrowers. Management continues to refine and enhance the methodology to amortize the indemnification asset based on the historical and projected cash flows of the FDIC covered loan portfolio. These enhancements should result in amortization of the indemnification asset that more closely correlates to the accretable yield of the FDIC covered loan portfolio. Other noninterest income declined $898,000 in 2011 compared with 2010. Other noninterest income was $3.8 million for the year ended December 31, 2010 and $2.9 million for the year ended December 30, 2011. This decrease reflects fewer reimbursable loss events in FDIC covered loans.

For the year ended December 31, 2010, noninterest income was $1.6 million compared with $26.2 million for the year ended December 31, 2009. The magnitude of the $24.6 million change year over year was due to the one-time $20.3 million pre-tax gain related to the acquisition of SFSB in 2009. Excluding the one-time gain in 2009, noninterest income would have been $6.0 million for the year, which would have resulted in a decline in noninterest income of $4.3 million when comparing the year end periods.

Other noninterest income for the year ended December 31, 2010 included net write-downs and losses of $849,000 on covered other real estate in the FDIC acquired SFSB portfolio, comprised of $4.2 million of write-downs and sales offset by $3.4 million due from the FDIC. The net amount reflects the Company’s 20% loss portion under the shared loss agreements with the FDIC.

In addition, lower than expected losses in the covered loan portfolio resulted in a reduction of the FDIC indemnification asset of $3.2 million during 2010. These losses are partially offset by increased loan yield on covered loans presented in the net interest margin calculation. Service charges on deposit accounts were $2.5 million for the year ended December 31, 2010 compared with $2.5 million for the year ended December 31, 2009. Securities gains totaled $3.6 million for the year ended December 31, 2010 compared with $856,000 for the year ended December 31, 2009.

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

In 2010, a number of factors influenced credit risk management practices, including the economy, the rising level of nonperforming assets, deterioration within the Company’s loan portfolio and regulatory concerns. As a result, the Company took provisions for loan losses totaling $27.4 million in 2010. In 2011, improved credit risk management, which resulted in a lower level of nonperforming assets, influenced the assessment the Company makes concerning the adequacy of its allowance for loan losses and the need for a provision. In 2011, the Company had provision for loan losses of $1.5 million.

The allowance for loan losses was 52.0% of non-covered nonaccrual loans at December 31, 2011, compared with 69.9% of non-covered nonaccrual loans at December 31, 2010. The ratio of allowance for loan losses to total non-covered loans was 2.72% at December 31, 2011, compared with 4.86% at December 31, 2010. The decrease in this ratio from December 31, 2010 to December 31, 2011 is primarily the result of earlier recognition and resolution of problem credits and aggressive charge-offs, in addition to work-outs of nonperforming loans. In addition, the Bank held $36.5 million in government-guaranteed loans of the United States Department of Agriculture (USDA) at December 31, 2011, with no allowance for loan losses required. Net charged-off loans were $12.2 million in 2011, compared with $19.1 million in 2010. Net charged-off loans have declined from $8.7 million in the fourth quarter of 2010, $5.5 million in the first quarter of 2011, $4.7 million in the second quarter of 2011, $1.0 million in the third quarter of 2011, and were $929,000 in the fourth quarter of 2011.

The Company incurred $27.4 million in provision for loan losses for non-covered loans for the year ended December 31, 2010 and a $19.1 million provision for the year ended December 31, 2009, an increase of $8.3 million, or 43.3%. The ratio of the allowance for loan losses to nonperforming non-covered loans was 69.2% at December 31, 2010 compared with 89.7% at December 31, 2009. The ratio of allowance for loan losses to total non-covered loans was 4.86% at December 31, 2010 compared with 3.14% at December 31, 2009. Net charge-offs were $19.2 million during 2010 compared with $7.9 million during 2009. The increase in charge-offs during 2010 was mainly the result of more aggressive action taken related to non-performing loans.

The increase to the loan loss reserves as a percentage of total non-covered loans during 2010 reflects economic conditions that continued to show signs of deterioration for classified assets. The significant loan loss provision for the year was due primarily to an increase in non-performing loans of $16.7 million since December 31, 2009 and a desire to further insulate from the economic downturn.

For the year ended December 31, 2010, a provision for loan losses on the covered loan portfolio of $880,000 established an allowance for covered loan losses of the same amount. This provision was due solely to timing differences in expected cash flows, not an increase in expected losses. This provision occurred in the second quarter of 2010 and is in accordance with FASB ASC 310-30. There was no provision for loan losses on the covered loan portfolio in 2011. The allowance for covered loans was $776,000 at December 31, 2011, and $829,000 at December 31, 2010.

While the Maryland loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. Please refer to the Asset Quality discussion below for further analysis.

Noninterest Expenses

For the year ended December 31, 2011, noninterest expenses declined 20.8%, or $9.4 million. Excluding an impairment of goodwill charge taken in 2010, noninterest expenses would have declined by $3.7 million, or 9.3%, as 12 of 15 expense categories exhibited declines during 2011 compared to 2010. The largest decrease occurred in salaries and employee benefits, which declined 13.5%, or $2.6 million, from $19.2 million in 2010 to $16.6 million in 2011. Professional fees declined 67.6%, or $1.2 million, from $1.8 million in 2010 to $583,000 in 2011. Other decreases of $100,000 or more occurred in data processing, which declined $441,000 in 2011 and equipment expense, which declined $157,000.

Offsetting these decreases in noninterest expenses in 2011 compared with 2010 were increases in other operating expenses of $406,000, from $6.8 million in 2010 to $7.2 million in 2011 and FDIC assessment, which increased by $393,000, from $2.4 million to $2.8 million.

For the year ended December 31, 2010, noninterest expenses aggregated $45.3 million compared with $76.0 million for the year ended December 31, 2009. The largest component of the 40.4% decrease was the $31.9 million in goodwill impairment charges during 2009. Excluding the goodwill impairment charges of $5.7 million and $31.9 million during 2010 and 2009, respectively, total noninterest expense declined $4.5 million or 10.2%. Salary and employee benefits were $19.2 million at December 31, 2010 versus $22.0 million at December 31, 2009, a decrease of $2.8 million, or 12.6%. Lower salary and employee benefit expense was the direct result of management implementing an expense reduction initiative that included the elimination of certain management level positions and the planned centralization of remaining support services from the Maryland and Georgia operations to the Company’s Virginia headquarters.

During 2009, noninterest expenses were $76.0 million; inclusive of the aforementioned $31.9 million in goodwill impairment charges. Salaries and employee benefits were $22.0 million and represented 49.9% of noninterest expense, exclusive of the goodwill impairment charge. During 2009, the management team expanded, providing additional depth to the management of the Company during a time of rapid growth.

In February 2010, the Company approved two transaction-based bonus awards in the aggregate amount of $3.0 million to the officer who was the Company’s then chief strategic officer. The approval of the bonus awards was made pursuant to a provision in the officer’s employment agreement that provides for a cash bonus payment for financial advisory and other services that the officer renders in connection with the negotiation and consummation of a merger or other business combination or the acquisition of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to the officer’s services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of TCB in November 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB in January 2009. The amounts of the bonuses are based on, with respect to the TCB transaction, the total amount of non-brokered deposits that the Bank assumed in that transaction and, with respect to the SFSB transaction, the total amount of loans and other assets that the Bank acquired in that transaction, and the Company looked closely at a number of factors, including the value that each of the transactions provided the Company, in approving the bonuses. In accordance with generally accepted accounting principles, the Company reflected these bonuses in the financial statements for the year and three months ended December 31, 2009. See Note 17 to the Company’s financial information for additional information with respect to these bonus awards.

Other noninterest expense costs during 2010 included other operating expenses of $6.8 million, data processing fees of $2.3 million, occupancy expenses of $2.9 million, FDIC assessments of $2.4 million, amortization of core deposit intangibles of $2.3 million, professional fees of $1.8 million, equipment expense of $1.4 million, and legal fees of $456,000.

Other noninterest expense costs during 2009 included other operating expenses of $6.8 million, data processing fees of $2.8 million, occupancy expenses of $2.7 million, FDIC assessments of $2.9 million, amortization of core deposit intangibles of $2.2 million, professional fees of $2.0 million, equipment expense of $1.6 million, and legal fees of $1.0 million.

Income Taxes

For the year ended December 31, 2011, income tax expense was $60,000, compared with an income tax benefit of $9.4 million and income tax expense of $404,000 for each of the years ended December 31, 2010 and 2009.

The Company has evaluated the need for a deferred tax valuation allowance for the years ended December 31, 2011 and 2010 in accordance with FASB ASC 740, Income Taxes. Based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance was required.

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

The Company maintains a list of non-covered loans that have potential weaknesses which may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2011, nonperforming assets totaled $40.8 million and net charge-offs were $12.2 million. This compares with nonperforming assets of $42.8 million and net charge-offs of $19.1 million for the year ended December 31, 2010.

Nonperforming non-covered loans decreased $6.4 million during 2011, attributable to approximately $20.9 million being placed in nonaccrual status. Approximately $18.2 million of these additions relate to loans for commercial real estate, residential real estate, and construction and land development, which are secured by real estate. The remaining increase in nonperforming loans during 2011 are all smaller credit relationships. Offsetting the additions were $7.9 million in charge-offs taken during 2011, of which one commercial loan totaled $1.6 million. The remaining charge-offs were centered in commercial real estate, construction and land development, residential real estate, and commercial loans. Foreclosures for 2011 totaled $7.8 million, $5.3 million were reinstated to accruing status, and $6.3 million in balances were paid down.

Nonperforming non-covered loans increased $16.7 million during 2010, attributable to approximately $27.7 million being placed in nonaccrual status. Approximately $17.3 million of these additions relate to loans for commercial real estate and construction and land development, which are secured by real estate. The remaining increase in nonperforming loans during 2010 are all smaller credit relationships. These loans are primarily residential real estate and are secured by real estate. There were approximately $10.6 million in charge-offs taken relating primarily to commercial real estate, construction and land development, and residential real estate loans during 2010.

During the second quarter of 2010, the Company added a new risk grade, Special Mention, to its risk grade methodology, which expanded the risk grades from eight to nine. The Company defines the population of potentially impaired loans as those classified as Substandard and Doubtful. The addition of the new risk grade had no material impact on the dollar amount of Substandard and Doubtful loans.

As a part of its risk grade migration plan, the Company hired an independent third party to evaluate, confirm and classify approximately 65.0% of the non-covered loan portfolio because of the new risk grade and consisting of the following described loans: all loans or loan relationships of $1.0 million or greater, all acquisition development and construction loans of $250,000 or greater, watch loans and classified/impaired loans $500,000 or greater, and a statistical sampling of all other loans with an exposure between $250,000 and $1.0 million. As a result of this credit review there was a migration of approximately $44.7 million from Special Mention into Substandard and Doubtful that are the impaired loan categories.

The above mentioned changes increased the dollar amount of impaired loans reported in the second quarter of 2010. These loans were analyzed pursuant to FASB ASC 310 and incrementally increased the allowance for loans losses in the amount of $6.7 million.

In the fourth quarter of 2010, the Company determined that as a result of credit downgrades due to perceived credit weakness its risk grade definition that had previously comprised impaired loans (Substandard and Doubtful) included some loans that were not impaired under generally accepted accounting principles (GAAP). The GAAP definition states that an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. As a consequence, the Company determined that it had inadvertently overstated the amount of impaired loans during the second and third quarters of 2010, by $76.0 million and $77.0 million, respectively (based on the definition used at December 31, 2010) as the substandard and doubtful loans included loans rated such due to collateral deficiencies or financial documentation weaknesses, which did not in itself indicate impairment. Notwithstanding this situation, the Company does not believe that this misstatement had any material impact on the allowance for loan losses calculation as the portion of the allowance for unimpaired loans would have increased as a result of the weaknesses identified.

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

The following table sets forth selected asset quality data and ratios with respect to our non-covered assets at December 31 (dollars in thousands):

	2011	2010	2009	2008
Nonaccrual loans	$28,542	$36,532	$20,011	$4,534
Loans past due over 90 days and accruing interest	2,005	389	247	397

Total nonperforming non-covered loans	30,547	36,921	20,258	4,931
Other real estate owned (OREO) – non-covered	10,252	5,928	1,586	223

Total nonperforming non-covered assets	$40,799	$42,849	$21,844	$5,154

Accruing troubled debt restructure loans	$5,946	$4,007	$—	$244

Balances
Specific reserve on impaired loans	$2,765	$7,666	$8,779	$3,115
General reserve related to impaired loans evaluated as a pool (1)	—	1,882	—	—
General reserve related to unimpaired loans	12,070	15,995	9,390	3,824

Total Allowance for loan losses	14,835	25,543	18,169	6,939
Average loans during the year	510,940	562,581	554,875	291,819

Impaired loans	35,158	44,974	56,456	26,216
Unimpaired loans	509,560	480,574	522,173	497,082

Total Loans, net of unearned income	$544,718	$525,548	$578,629	$523,298

Ratios
Allowance for loan losses to loans	2.72%	4.86%	3.14%	1.33%
Allowance for loan losses to nonperforming assets	36.36%	59.61%	83.18%	134.63%
Allowance for loan losses to nonaccrual loans	51.98%	69.92%	90.80%	153.04%
General reserve to unimpaired loans	2.37%	3.33%	1.80%	0.77%
Nonperforming assets to loans and other real estate	7.35%	8.06%	3.77%	0.98%
Net charge-offs to average loans	2.39%	3.40%	1.42%	0.32%

(1)

As of first quarter 2011, the Company includes the reserve on impaired loans evaluated as a pool as part of the specific reserve. The amount of this reserve was $346,000 as of December 31, 2011. Impaired loans were not evaluated as pools in 2009 or 2008.

At December 31, 2011, the Company had 11 construction and land development credit relationships in nonaccrual status. The borrowers for eight of these relationships are residential land developers, and the borrowers under the remaining three are commercial land developers. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2011 was $12.7 million. These loans have either been charged-down or sufficiently reserved against to equate to the current expected realizable value.

During the 2011, the Company charged off $1.2 million with respect to three of these relationships. The total amount of the allowance for loan losses attributed to all 11 relationships was $626,000 at December 31, 2011, or 4.92% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At December 31, 2011 and 2010, the Company had 15 loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Two of these loans was restructured using multiple new loans. Loans are removed as a TDR if after a year following the restructuring, the loan is performing in accordance with the terms of the restructuring agreement and the restructuring agreement specifies an interest rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan of comparable risk. At December 31, 2011 and 2010, the aggregated outstanding principal of these loans was $8.3 million and $10.5 million, respectively, of which $2.4 million and $6.5 million, respectively, was classified as nonaccural.

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

The following table presents the composition of the Company’s nonaccrual loans and nonaccrual loans as a percentage of the Company’s total gross non-covered loans as of December 31 (dollars in thousands):

	2011		2010		2009		2008
Mortgage loans on real estate
Residential 1-4 family	$5,320	4.18%	$9,600	6.98%	$4,750	3.25%	$594	0.46%
Commercial	9,187	4.17%	7,181	3.50%	3,861	2.04%	782	0.49%
Construction and land development	12,718	16.80%	16,854	16.24%	10,115	7.01%	1,655	1.19%
Second mortgages	189	2.33%	218	2.25%	194	1.39%	497	3.19%
Multifamily	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Agriculture	53	0.46%	—	0.00%	—	0.00%	433	8.42%

Total real estate loans	27,467	5.94%	33,853	7.21%	18,920	3.70%	3,961	0.87%
Commercial loans	1,003	1.39%	2,619	5.90%	174	0.41%	224	0.49%
Consumer installment loans	72	0.85%	60	0.61%	910	6.43%	25	0.17%
All other loans	—	0.00%	—	0.00%	7	0.06%	324	4.63%

Gross loans	$28,542	5.24%	$36,352	6.95%	$20,011	3.45%	$4,534	0.87%

See Note 4 to the Company’s financial statements for information related to the allowance for loan losses. As of December 31, 2011 and December 31, 2010, total impaired non-covered loans equaled $35.2 million and $45.0 million, respectively.

Asset Quality – covered assets

Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the FDIC shared loss agreements at December 31 are as follows (dollars in thousands):

	2011	2010	2009
Nonaccrual covered loans	$11,469	$9,556	$27,707
Other real estate owned (OREO) - covered	5,764	9,889	12,822

Total nonperforming covered assets	$17,233	$19,445	$40,529

For more information regarding the FDIC shared-loss agreements, see the discussion of the allowance for covered loans under the “Critical Accounting Policies” section of this item.

Capital Requirements

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company.

The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 Capital” is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. “Tier 2 Capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. “Total Capital” is defined as tier 1 capital plus tier 2 capital. Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Tier 1 risk-based capital” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital” is total capital divided by risk-weighted assets. The leverage ratio is tier 1 capital divided by adjusted average total assets.

The Company’s ratio of total capital to risk-weighted assets was 16.16% on December 31, 2011. The ratio of tier 1 capital to risk-weighted assets was 15.01% on December 31, 2011. The Company’s leverage ratio was 8.91% on December 31, 2011.

The Company’s ratio of total capital to risk-weighted assets was 15.58% on December 31, 2010. The ratio of tier 1 capital to risk-weighted assets was 14.40% on December 31, 2010. The Company’s leverage ratio was 8.12% on December 31, 2010.

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 21 to the Consolidated Financial Statements. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.43%, 3.34% and 3.89% during 2011, 2010 and 2009, respectively.

Loans

Total loans, including FDIC covered loans, at December 31, 2011 were $642.3 million, an increase of $1.2 million, compared with $641.1 million at December 31, 2010. The fair value of covered loans aggregated $97.6 million and $115.5 million at December 31, 2011 and 2010, respectively. The non-covered loan portfolio increased $19.2 million, or 3.6% during 2011. The increase in loan volume within the non-covered loan portfolio was the direct result of the purchase of $36.5 million in USDA loans and a renewed focus on loan generation. The Company is aggressively working to change the mix of the non-covered portfolio away from large construction and land development loans and more into commercial and consumer secured installment loans.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31(dollars in thousands):

	2011
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$127,200	23.34%	$84,734	86.85%	$211,934	32.99%
Commercial	220,471	40.46%	2,170	2.22%	222,641	34.65%
Construction and land development	75,691	13.89%	4,260	4.38%	79,951	12.44%
Second mortgages	8,129	1.49%	5,894	6.04%	14,023	2.18%
Multifamily	19,746	3.62%	316	0.32%	20,062	3.12%
Agriculture	11,444	2.10%	179	0.18%	11,623	1.81%

Total real estate loans	462,681	84.90%	97,553	99.99%	560,234	87.19%
Commercial loans	72,149	13.24%	—	—	72,149	11.23%
Consumer installment loans
Personal	8,461	1.55%	8	0.01%	8,469	1.32%
All other loans	1,659	0.31%	—	—	1,659	0.26%

Gross loans	544,950	100.00%	97,561	100.00%	642,511	100.00%

Less unearned income on loans	(232)		—		(232)

Loans, net of unearned income	$544,718		$97,561		$642,279

	2010
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$137,522	26.15%	$99,312	85.96%	$236,834	36.92%
Commercial	205,034	38.99%	2,800	2.42%	207,834	32.40%
Construction and land development	103,763	19.73%	5,751	4.98%	109,514	17.08%
Second mortgages	9,680	1.84%	7,542	6.53%	17,222	2.69%
Multifamily	9,831	1.87%	38	0.03	9,869	1.54%
Agriculture	3,820	0.73%	—	—%	3,820	0.60%

Total real estate loans	469,650	89.31%	115,443	99.92%	585,093	91.23%
Commercial loans	44,368	8.44%	—	—	44,368	6.92%
Consumer installment loans
Personal	9,811	1.87%	94	0.08%	9,905	1.54%
All other loans	1,993	0.38%	—	—	1,993	0.31%

Gross loans	525,822	100.00%	115,537	100.00%	641,359	100.00%

Less unearned income on loans	(274)		—		(274)

Loans, net of unearned income	$525,548		$115,537		$641,085

	2009
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$146,141	25.22%	$119,065	78.88%	$265,206	36.31%
Commercial	188,991	32.62%	5,835	3.87%	194,826	26.68%
Construction and land development	144,297	24.91%	17,020	11.28%	161,317	22.09%
Second mortgages	13,935	2.41%	8,194	5.43%	22,129	3.03%
Multifamily	11,995	2.07%	—	0.00%	11,995	1.64%
Agriculture	5,516	0.95%	627	0.41%	6,143	0.84%

Total real estate loans	510,875	88.18%	150,741	99.87%	661,616	90.59%
Commercial loans	42,157	7.28%	—	—	42,157	5.77%
Consumer installment loans
Personal	14,145	2.44%	194	0.13%	14,339	1.97%
All other loans	12,205	2.10%	—	—	12,205	1.67%

Gross loans	579,382	100.00%	150,935	100.00%	730,317	100.00%

Less unearned income on loans	(753)		—		(753)

Loans, net of unearned income	$578,629		$150,935		$729,564

	2008
	Total Loans
Mortgage loans on real estate
Residential 1-4 family	$129,607	24.73%
Commercial	158,062	30.16%
Construction and land development	139,515	26.62%
Second mortgages	15,599	2.98%
Multifamily	9,370	1.79%
Agriculture	5,143	0.98%

Total real estate loans	457,296	87.26%
Commercial loans	45,320	8.65%
Consumer installment loans
Personal	14,457	2.76%
All other loans	7,005	1.33%

Gross loans	524,078	100.00%

Less unearned income on loans	(780)

Loans, net of unearned income	$523,298

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2011 (dollars in thousands):

	Non-covered loans		Covered loans
	Commercial	Construction and land development	Commercial	Construction and land development
Within 1 year	$1,516	$13,237	$—	$533

Variable Rate
One to Five Years	$27,511	$17,148	$—	$—
After Five Years	17,357	2,216	—	3,658

Total	$44,868	$19,364	$—	$3,658

Fixed Rate
One to Five Years	$17,195	$41,035	$—	$—
After Five Years	8,570	2,055	—	69

Total	$25,765	$43,090	$—	$69

Total Maturities	$72,149	$75,691	$—	$4,260

Allowance for Credit Losses on Non-covered loans

The following table indicates the dollar amount of the allowance for loan losses, including charge-offs and recoveries by loan type and related ratios as of December 31 (dollars in thousands):

	2011	2010	2009	2008
Balance, beginning of year	$25,543	$18,169	$6,939	$—
Allowance from acquired predecessor banks	—	—	—	5,305
Loans charged-off:
Commercial	3,615	2,125	434	539
Real estate	8,891	17,307	7,753	212
Consumer and other loans	288	628	414	229

Total loans charged-off	12,794	20,060	8,601	980
Recoveries:
Commercial	207	178	22	—
Real estate	176	691	614	—
Consumer and other loans	205	82	106	42

Total recoveries	588	951	742	42

Net charge-offs (recoveries)	12,206	19,109	7,859	938
Provision for loan losses	1,498	26,483	19,089	2,572
Balance, end of year	$14,835	$25,543	$18,169	$6,939

Allowance for loan losses to non-covered loans	2.72%	4.86%	3.14%	1.33%
Net charge-offs (recoveries) to average non-covered loans	2.39%	3.40%	1.42%	0.32%
Allowance to nonperforming non-covered loans	48.56%	69.18%	89.69%	140.72%

During 2011, the Bank’s net charge-offs decreased $6.9 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2011: 27.9% for commercial loans, 71.4% for real estate loans, and 0.7% for consumer loans.

During 2010, the Bank’s net charge-offs increased $11.3 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2010: 10.2% for commercial loans, 87.0% for real estate loans, and 2.8% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to non-covered loans as of December 31 (dollars in thousands):

	2011		2010		2009		2008
	amount	%(1)	amount	%(1)	amount	%(1)	amount	%(1)
Commercial	$1,810	13.24%	$2,691	8.4%	$2,442	7.3%	$2,919	8.7%
Construction and land development	5,729	13.89%	10,039	19.7%	4,972	24.9%	338	26.6%
Real estate mortgage	7,044	71.01%	12,481	69.6%	10,284	63.3%	3,528	60.6%
Consumer and other	252	1.86%	332	2.3%	471	4.5%	154	4.1%

Total allowance	$14,835	100%	$25,543	100%	$18,169	100%	$6,939	100%

(1)	The percent represents the loan balance divided by total non-covered loans.

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

Securities

As of December 31, 2011, securities equaled $304.1 million, a decrease of $3.4 million, or 1.1%, from the prior year. At December 31, 2011, the Company had securities designated available for sale of $232.8 million and held to maturity of $64.4 million, with equity securities totaling $6.9 million. In 2011, the Company realized $1.9 million in gains on sales of securities, net of tax. A change in the portfolio mix resulted in an increase in mortgage backed securities, which provide monthly cash flows, and will positively affect reinvestment in higher rates.

As of December 31, 2010, securities equaled $307.5 million, an increase of $6.6 million, or 2.2%, from the prior year. At December 31, 2010, the Company had securities designated available for sale of $215.6 million and held to maturity of $84.8 million, with equity securities totaling $7.2 million. The increase in the securities portfolio was due to the decline in total loan demand, as excess deposit balances were invested accordingly. The Company realized gains on securities of $2.4 million, net of tax, in 2010, primarily through the fourth quarter sale of longer term tax-exempt municipal and agency mortgage-backed securities, and reinvested in shorter term U.S. Treasury bonds, thus enhancing risk-based capital ratios and protecting against potential future interest rate risk.

The following table summarizes the securities portfolio, except restricted stock and equity securities, by issuer as of the dates indicated (available for sale securities are not adjusted for unrealized gains or losses):

	December 31
	2011	2010	2009
(amortized cost)	(Dollars in thousands)
US government and agency securities	$8,260	$90,849	$18,141
Obligations of states and political subdivisions	70,351	82,935	117,928
Corporate and other securities	4,801	4,578	2,535
Mortgage-backed securities	208,836	122,188	149,730

	$292,248	$300,550	$288,334

The following table summarizes the securities portfolio by contractual maturity and issuer, including their weighted average yields as of December 31, 2011, excluding restricted stock (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury Issue and other U.S. Government agencies
Amortized Cost	$1,289	$1,656	$—	$5,315	$8,260
Fair Value	1,364	1,768	—	5,315	8,447
Weighted Avg Yield	4.76%	4.20%	—	3.34%	3.73%
State, county and municipal
Amortized Cost	981	7,114	56,228	6,027	70,350
Fair Value	996	7,495	60,644	6,387	75,521
Weighted Avg Yield	5.19%	4.72%	4.49%	4.18%	4.50%
Corporate and other securities
Amortized Cost	998	3,804	—	—	4,802
Fair Value	985	3,646	—	—	4,631
Weighted Avg Yield	2.15%	1.42%	—	—	1.57%
Mortgage Backed securities
Amortized Cost	8,920	151,957	47,165	796	208,838
Fair Value	8,977	155,207	47,754	811	212,750
Weighted Avg Yield	2.12%	2.78%	2.52%	2.41%	2.69%
Total
Amortized Cost	12,188	164,531	103,393	12,138	292,250
Fair Value	12,323	168,116	108,398	12,513	301,350
Weighted Avg Yield	2.65%	2.85%	3.59%	3.69%	3.14%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 are as follows (dollars in thousands):

	2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$8,260	$187	$—	$8,447
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other securities	4,801	1	(171)	4,631
Mortgage backed securities	156,582	1,512	(451)	157,643

Total securities available for sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed securities	52,254	2,852	—	55,106

Total securities held to maturity	$64,422	$4,163	$—	$68,585

	2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$90,849	$246	$(1,521)	$89,574
State, county and municipal	69,865	1,219	(749)	70,335
Corporate and other securities	3,576	14	(17)	3,573
Mortgage backed securities	51,489	610	(21)	52,078

Total securities available for sale	$215,779	$2,089	$(2,308)	$215,560

Securities Held to Maturity
State, county and municipal	$13,070	693	—	$13,763
Corporate and other securities	1,002	3	—	1,005
Mortgage backed securities	70,699	3,559	—	74,258

Total securities held to maturity	$84,771	$4,255	$—	$89,026

	2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$17,393	$434	$(1)	$17,826
State, county and municipal	104,831	1,864	(557)	106,138
Corporate and other securities	1,511	93	—	1,604
Mortgage backed securities	51,434	1,573	(3)	53,004
Financial institution securities	1,192	113	(437)	868

Total securities available for sale	$176,361	$4,077	$(998)	$179,440

Securities Held to Maturity
U.S. Treasury issue and other U.S. Government agencies	$748	$2	$—	$750
State, county and municipal	13,097	516	(4)	13,609
Corporate and other securities	1,024	29	—	1,053
Mortgage backed securities	98,296	3,308	(8)	101,596

Total securities held to maturity	$113,165	$3,855	$(12)	$117,008

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $1.0 million with an amortized cost of $1.0 million as of December 31, 2011, $5.8 million with an amortized cost of $5.8 million as of December 31, 2010, and $13.3 million with an amortized cost of $13.1 million as of December 31, 2009. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $83.5 million with an amortized cost of $83.0 million as of December 31, 2011, $3.9 million with an amortized cost of $4.0 million as of December 31, 2010, and $41.0 million with an amortized cost of $39.8 million as of December 31, 2009. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $39.5 million with a fair value of $41.5 million as of December 31, 2011, $54.3 million with a fair value of $57.0 million as of December 31, 2010, and $76.6 million with a fair value of $79.2 million as of December 31, 2009.

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 (dollars in thousands):

	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW	$112,152	0.33%	$98,535	0.28%	$110,677	0.64%
MMDA	122,028	0.78%	127,700	0.98%	85,582	1.43%
Savings	67,469	0.51%	62,513	0.57%	55,626	0.84%
Time deposits less than $100,000	348,695	1.64%	419,358	2.22%	487,455	3.10%
Time deposits $100,000 and over	209,544	1.64%	255,603	2.28%	239,630	2.59%

Total deposits	$859,888	1.26%	$963,709	1.77%	$978,970	2.42%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following tables summarize the contractual maturity of time deposits, including those $100,000 or more, as of December 31, 2011:

Scheduled maturities of time deposits

Total
(Dollars in thousands)
2012	$387,980
2013	101,930
2014	19,503
2015	20,414
2016	24,684

Total	$554,511

Maturities of time deposits of $100,000 and over

	Total	% of Deposits
	(Dollars in thousands)
Within 3 months	$33,756	3.62%
3-6 months	38,069	4.08%
6-12 months	82,381	8.82%
over 12 months	73,922	7.92%

Total	$228,128	24.44%

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

	As of December 31
	2011	2010	2009
Short-term:
Fed Funds purchased	$—	$—	$8,999

Maximum month-end outstanding balance	$1,440	$6,000	$8,999
Average outstanding balance during the year	$191	$548	$971
Average interest rate during the year	0.63%	0.56%	0.82%
Average interest rate at end of year	—	—	0.60%

Long-term:
Federal Home Loan Bank advances	$37,000	$37,000	$37,000

Maximum month-end outstanding balance	$37,000	$41,000	$74,900

Average outstanding balance during the year	$37,000	$37,351	$38,904
Average interest rate during the year	3.21%	3.23%	3.23%
Average interest rate at end of year	3.21%	3.21%	3.21%

Maturities	Fixed Rate
2012	$22,000
2013	10,000
2014	—
2015	5,000
2016	—
Thereafter	—

Total	$37,000

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At December 31, 2011, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $47.9 million versus $32.9 million at December 31, 2010.

Summary of Liquid Assets

	December 31,
	2011	2010
	(Dollars in thousands)
Cash and due from banks	$11,078	$8,604
Interest bearing bank deposits	10,673	22,777
Federal funds sold	—	2,000
Available for sale securities, at fair value, unpledged	196,603	177,527

Total liquid assets	$218,354	$210,908

Deposits and other liabilities	981,378	1,008,467
Ratio of liquid assets to deposits and other liabilities	22.25%	20.91%

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

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of BOE, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2011, 2010 and 2009 was 3.43%, 3.34% and 3.89%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2011 and December 31, 2010, all trust preferred notes were included in tier 1 capital.

The following table shows the Company’s capital ratios:

	As of December 31
	2011		2010
( Dollars in thousands)	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
CBTC consolidated	$102,137	16.16%	$99,707	15.58%
Essex Bank	102,235	16.16%	98,700	15.49%
Tier 1 Capital to risk weighted assets
CBTC consolidated	94,853	15.01%	92,114	14.40%
Essex Bank	94,947	15.01%	91,138	14.30%
Tier 1 Capital to adjusted average total assets
CBTC consolidated	94,853	8.91%	92,114	8.12%
Essex Bank	94,947	8.90%	91,138	8.04%

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average shareholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by average total assets.

	Year Ended December 31
	2011	2010	2009
Return on average assets	0.13%	(1.75%)	(2.37%)
Return on average equity	1.32%	(17.53%)	(19.31%)
Dividend payout ratio	n/a	(3.89%)	(11.15%)
Leverage	10.11%	10.00%	12.26%

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2011 and 2010, is as follows (dollars in thousands):

	2011	2010
Commitments with off-balance sheet risk:
Commitments to extend credit	$51,964	$63,659
Standby letters of credit	9,278	12,114

Total commitments with off-balance sheet risk	$61,242	$75,773

Commitments with balance sheet risk:
Loans held for sale	$580	$—

Total commitments with balance sheet risk	580	—

Total other commitments	$61,822	$75,773

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

A summary of the Corporation’s contractual obligations at December 31, 2011 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,000	22,000	15,000	—	—
Operating leases	3,465	533	781	294	1,857

Total contractual obligations	$44,589	$22,533	$15,781	$294	$5,981

Non GAAP Measures

Beginning January 1, 2009, business combinations must be accounted for under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as acquisition of SFSB were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2011 and 2010, core deposit intangible assets totaled $12.6 million and $14.8, respectively. Goodwill was zero at December 31, 2011 and 2010.

In reporting the results of 2011, 2010 and 2009 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. In addition, the most significant impact on the Company’s GAAP earnings in 2009 arose from the goodwill impairment charge described earlier in this section. The goodwill impairment charge was a non-cash, traditionally non-recurring item that created the GAAP loss for the year, and thus the supplemental performance measures exclude this item. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings per share was $0.14 for the year ended December 31, 2011 compared with $(0.64) in 2010 and $0.17 in 2009. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2011 was 3.80% and 0.28%, respectively, compared with (16.60%) and (1.17%), respectively, in 2010 and 3.74% and 0.30%, respectively, in 2009.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Net (loss) income	$1,444	$(20,993)	$(29,827)
Plus: core deposit intangible amortization, net of tax	1,492	1,492	1,479
Plus: goodwill impairment	—	5,727	31,949

Non-GAAP operating earnings	$2,936	$(13,774)	$3,601

Average assets	$1,079,470	$1,197,760	$1,260,530
Less: average goodwill	—	2,885	22,547
Less: average core deposit intangibles	13,735	15,995	17,961

Average tangible assets	$1,065,735	$1,178,880	$1,220,022

Average equity	$109,119	$119,775	$154,495
Less: average goodwill	—	2,885	22,547
Less: average core deposit intangibles	13,735	15,995	17,961
Less: average preferred equity	18,139	17,936	17,775

Average tangible common equity	$77,245	$82,959	$96,212

Weighted average shares outstanding, diluted	21,565	21,468	21,468
Non-GAAP earnings per share, diluted	$0.14	$(0.64)	$0.17
Average tangible common equity/average tangible assets	7.25%	7.04%	7.89%
Non-GAAP return on average tangible assets	0.28%	(1.17%)	0.30%
Non-GAAP return on average tangible common equity	3.80%	(16.60%)	3.74%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at December 31, 2011, 2010 and 2009 (dollars in thousands):

	Change in net interest income
	2011		2010		2009
	%	$	%	$	%	$
Change in Yield curve
+200 bp	(0.7)%	(243)	(3.2)%	(1,161)	(3.4)%	(1,453)
+100 bp	(0.2)%	(63)	(2.0)%	(733)	(2.3)%	(994)
most likely	0%	—	0%	—	0%	—
–100 bp	2.3%	859	5.8%	2,120	3.7%	1,568
–200 bp	1.5%	537	11.8%	4,266	8.4%	3,598

At December 31, 2011, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 0.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 1.5%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Bankers Trust Corporation and Subsidiary

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Our report dated March 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis, LLC

Galax, Virginia

March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Bankers Trust Corporation and Subsidiary

Glen Allen, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and December 31, 2010 and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 29, 2012 expressed an unqualified opinion thereon.

/s/ Elliott Davis, LLC

Galax, Virginia

March 29, 2012

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2011 and 2010

	(Dollars in thousands)
	2011	2010
ASSETS
Cash and due from banks	$11,078	$8,604
Interest bearing bank deposits	10,673	22,777
Federal funds sold	—	2,000

Total cash and cash equivalents	21,751	33,381

Securities available for sale, at fair value	232,764	215,560
Securities held to maturity, at cost (fair value of $68,585 and $89,026, respectively)	64,422	84,771
Equity securities, restricted, at cost	6,872	7,170

Total securities	304,058	307,501

Loans held for resale	580	—

Loans, non-covered	544,718	525,548
Loans covered by FDIC shared loss agreement	97,561	115,537

Total loans	642,279	641,085
Allowance for loan losses (non-covered loans of $14,835 and $25,543, respectively; covered loans of $776 and $829, respectively)	(15,611)	(26,372)

Net loans	626,668	614,713

FDIC indemnification asset	42,641	58,369
Bank premises and equipment, net	35,084	35,587
Other real estate owned, covered by FDIC shared loss agreement	5,764	9,889
Other real estate owned, non-covered	10,252	5,928
Bank owned life insurance	14,592	6,829
FDIC receivable under shared loss agreement	1,780	7,250
Core deposit intangibles, net	12,558	14,819
Other assets	16,768	21,328

Total assets	$1,092,496	$1,115,594

LIABILITIES
Deposits:
Noninterest bearing	$64,953	$62,359
Interest bearing	868,538	899,366

Total deposits	933,491	961,725

Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	6,701	5,618

Total liabilities	981,316	1,008,467

Commitment and Contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(454)	(660)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,627,549 and 21,468,455 shares issued and outstanding, respectively)	216	215
Additional paid in capital	144,243	143,999
Retained deficit	(53,761)	(54,999)
Accumulated other comprehensive income	2,219	(145)

Total stockholders’ equity	111,180	107,127

Total liabilities and stockholders’ equity	$1,092,496	$1,115,594

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands, except per share data)

	2011	2010	2009
Interest and dividend income
Interest and fees on non-covered loans	$29,272	$33,444	$36,019
Interest and fees on FDIC covered loans	17,576	13,759	15,139
Interest on federal funds sold	6	9	37
Interest on deposits in other banks	65	100	296
Interest and dividends on securities
Taxable	8,091	8,486	9,635
Nontaxable	1,025	3,128	3,394

Total interest and dividend income	56,035	58,926	64,520
Interest expense
Interest on deposits	10,815	17,041	23,717
Interest on federal funds purchased	1	3	8
Interest on other borrowed funds	1,412	1,345	1,409

Total interest expense	12,228	18,389	25,134

Net interest income	43,807	40,537	39,386
Provision for loan losses	1,498	27,363	19,089

Net interest income after provision for loan losses	42,309	13,174	20,297

Noninterest income
Service charges on deposit accounts	2,503	2,464	2,506
Gain on bank acquisition transaction	—	—	20,255
Gain on securities transactions, net	2,868	3,588	856
Gain (loss) on sale of other real estate, net	(2,869)	(5,052)	656
FDIC indemnification asset amortization	(10,364)	(3,165)	662
Other	2,911	3,809	1,305

Total noninterest income	(4,951)	1,644	26,240

Noninterest expense
Salaries and employee benefits	16,603	19,190	21,967
Occupancy expenses	2,894	2,948	2,662
Equipment expenses	1,237	1,394	1,595
Legal fees	444	456	1,002
Professional fees	583	1,802	2,012
FDIC assessment	2,788	2,395	2,904
Data processing fees	1,864	2,306	2,837
Amortization of intangibles	2,261	2,261	2,241
Impairment of goodwill	—	5,727	31,949
Other operating expenses	7,180	6,774	6,791

Total noninterest expense	35,854	45,253	75,960

Income (loss) before income taxes	1,504	(30,435)	(29,423)
Income tax (expense) benefit	(60)	9,442	(404)

Net income (loss)	$1,444	$(20,993)	$(29,827)
Dividends accrued on preferred stock	—	442	800
Accretion of discount on preferred stock	206	194	177
Accumulated preferred dividends	884	442	—

Net income (loss) available to common stockholders	$354	$(22,071)	$(30,804)

Net income (loss) per share — basic	$0.02	$(1.03)	$(1.43)

Net income (loss) per share — diluted	$0.02	$(1.03)	$(1.43)

Weighted average number of shares outstanding
basic	21,565	21,468	21,468
diluted	21,565	21,468	21,468

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands)

	Preferred Stock	Warrants	Discount on Preferred Stock	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
				Shares	Amount
Balance December 31, 2008	$17,680	$1,037	$(1,031)	21,468	$215	$146,076	$1,691	$(1,265)	$164,403
Amortization of preferred stock warrants	—	—	177	—	—	—	(177)	—	—
Reclassification for preferred stock dividends	—	—	—	—	—	—	37	—	37
Repurchase of warrants	—	—	—	—	—	(2,077)	—	—	(2,077)
Dividend paid on preferred stock	—	—	—	—	—	—	(800)	—	(800)

Comprehensive income:
Net loss	—	—	—	—	—	—	(29,827)	—	(29,827)
Change in net unrealized gain/ loss in investment securities, net of tax of $1,576	—	—	—	—	—	—	—	3,059	3,059
Less: Reclassification adjustment for gain on securities sold, net of tax of $291	—	—	—	—	—	—	—	(565)	(565)
Change in funded status of pension plan, net of tax of $158	—	—	—	—	—	—	—	307	307

Total comprehensive loss	—	—	—	—	—	—	—	—	(27,026)
Dividends paid on common stock ($.16 per share)	—	—	—	—	—	—	(3,435)	—	(3,435)

Balance December 31, 2009	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,511)	$1,536	$131,102
Amortization of preferred stock warrants	—	—	194	—	—	—	(194)	—	—
Dividend paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Comprehensive income:
Net loss	—	—	—	—	—	—	(20,993)	—	(20,993)
Change in unrealized gain/loss in equity securities	—	—	—	—	—	—	—	(6)	(6)
Change in net unrealized gain/loss in investment securities, net of tax of $2,338	—	—	—	—	—	—	—	(4,539)	(4,539)
Less: Reclassification adjustment for gain on securities sold, net of tax of $1,064	—	—	—	—	—	—	—	2,065	2,065
Less: Reclassification adjustment for loss on securities available for sale related to other than temporary impairments, net of tax of $156	—	—	—	—	—	—	—	303	303
Change in funded status of pension plan, net of tax of $256	—	—	—	—	—	—	—	496	496

Total comprehensive loss	—	—	—	—	—	—	—		(22,674)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance December 31, 2010	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127

Amortization of preferred stock warrants	—	—	206	—	—	—	(206)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Issuance of stock options						62			62

Comprehensive income:
Net income	—	—	—	—	—	—	1,444	—	1,444
Change in unrealized gain/loss in investment securities, net of tax of $777	—	—	—	—	—	—	—	1,509	1,509
Less: Reclassification adjustment for gain on securities sold, net of tax of $975	—	—	—	—	—	—	—	1,893	1,893
Change in funded status of pension plan, net of tax of $535	—	—	—	—	—	—	—	(1,038)	(1,038)

Total comprehensive income									3,808

Balance December 31, 2011	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$1,444	$(20,993)	$(29,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangibles amortization	4,055	4,270	4,227
Issuance of common stock and stock options	245	—	—
Provision for loan losses	1,498	27,363	19,089
Deferred tax (benefit) expense	967	(9,637)	336
Amortization of security premiums and accretion of discounts, net	2,060	1,752	1,833
Net (decrease) increase in loans held for sale	(580)	—	200
Net gain on SFSB transaction	—	—	(20,255)
Impairment of goodwill	—	5,727	31,949
Net (gain) on sale of securities	(2,868)	(3,588)	(856)
Net loss (gain) on sale of other real estate owned	2,869	5,052	(656)
Changes in assets and liabilities:
Decrease (increase) in other assets	23,605	23,910	(6,172)
Decrease in accrued expenses and other liabilities	(490)	(6,982)	(6,509)

Net cash provided by (used in) operating activities	32,805	26,874	(6,641)

Investing activities:
Proceeds from securities sales, calls, maturities and paydowns	310,951	166,116	170,294
Proceeds from sale of other real estate	8,759	6,855	—
Improvements of other real estate	(211)	—	—
Purchase of securities	(301,549)	(173,805)	(168,949)
Net decrease (increase) in loans excluding covered loans	(42,258)	26,499	(65,296)
Net decrease in loans covered by FDIC shared-loss agreement	15,610	27,919	47,318
Principal recoveries of loans previously charged off	588	1,156	742
Purchase of premises and equipment, net	(591)	(491)	(14,944)
BOLI investment payments	(7,500)	—	—
Cash acquired in bank acquisitions	—	—	54,717

Net cash (used in) provided by investing activities	(16,201)	54,249	23,882

Financing activities:
Net decrease in noninterest bearing and interest bearing demand deposits	(28,234)	(69,677)	(77,701)
Net (decrease) increase in federal funds purchased	—	(8,999)	8,999
Net decrease in Federal Home Loan Bank advances	—	—	(38,425)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	—	(2,077)
Cash dividends paid	—	(1,301)	(4,235)

Net cash used in financing activities	(28,234)	(79,977)	(113,439)

Net (decrease) increase in cash and cash equivalents	(11,630)	1,146	(96,198)

Cash and cash equivalents:
Beginning of period	33,381	32,235	128,433

End of the period	$21,751	$33,381	$32,235

Supplemental disclosures of cash flow information:
Interest paid	$12,434	$19,472	$26,819
Income taxes paid	87	250	269
Transfers of other real estate owned property	12,316	13,745	1,363
Non-cash transactions related to business combinations
Increase in assets and liabilities:
Loans	$—	$—	$198,253
Other real estate owned	—	—	9,416
Securities	—	—	7,410
FDIC indemnification assets	—	—	84,584
Fixed assets	—	—	37
Other assets	—	—	10,332
Deposits	—	—	302,756
Borrowings	—	—	37,525
Other Liabilities	—	—	1,757

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

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. FASB ASC 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which approximated $124,000 at December 31, 2011 and 2010. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks, interest-bearing bank balances, and federal funds sold.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period in each of the years ended December 31, 2011 and 2010, the aggregate amount of daily average required reserves was $7.8 million.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

In the fourth quarter of 2011, the Company further refined the historical losses factor used to calculate the FASB ASC 450, Contingencies, component of the allowance for loan losses. Management has performed an assessment of all significant construction and land development loans remaining in the pool. The Company adjusted the historical losses factor to accommodate for changes in the Company’s underwriting standards related to the construction and land development portfolio as well as unusual events that occurred, such as fraud. The Company has adjusted the factor for significant charge-offs on loans made prior to the underwriting standard changes, as they do not reflect the risk present in the current portfolio. In addition, the Company adopted an additional environmental factor related to increased credit risk in the home equity lines of credit pool. These revisions had an impact of a decrease to the amount of allowance for loan losses on non-covered loans of approximately $1.5 million.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

FASB ASC 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of FASB ASC 310 which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through allowance for loan losses.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The Company’s acquired loans from the SFSB acquisition (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3), applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB acquisition. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $10.3 million and $5.9 million in other real estate, non-covered at December 31, 2011 and 2010, respectively, and $5.8 million and $9.9 million in other real estate, covered at December 31, 2011 and 2010, respectively.

Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per FASB ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under FASB ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. FASB ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. The Company followed FASB ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life. Core deposit intangible are evaluated for impairment in accordance with FASB ASC 350.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $329,000, $345,000, and $494,000 for 2011, 2010, and 2009, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $3.8 million. Management expects to utilize all of these carryforward amounts prior to expiration.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2008 through 2011 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. The Company declared and paid $442,000 and $800,000 in dividends on preferred stock in 2010 and 2009, respectively.

Stock-Based Compensation

Prior to the Company’s mergers with BOE and TFC, both of these entities had stock-based compensation plans. In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 14 for details regarding these plans.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to Topic 310

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company adopted this guidance with no material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU provides common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” for both US GAAP and IFRS (International Financial Reporting Standards) regulations. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to this ASU while FASB redeliberates future requirements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Business Combinations and Acquisitions

On January 30, 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of SFSB. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated January 30, 2009, by and among the FDIC, as Receiver for SFSB and the Bank. Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits and maintain their current insurance coverage. The Bank also acquired approximately $362 million in loans (based on contract value) and other assets and agreed to provide loan servicing to SFSB’s existing loan customers. The Bank bid a negative $45 million for the net assets acquired. The Bank has entered into shared-loss agreements with the FDIC with respect to certain assets acquired. These are referred to as covered assets. Refer to Notes 4 and 5 for further discussion on covered loans and the FDIC shared-loss agreements. In relation to this acquisition, the Company followed the acquisition method of accounting as outlined in FASB ASC 805, Business Combinations. Management relied on external analyses by appraisers in determining the fair value of assets acquired and liabilities assumed.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 2. Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 are as follows (dollars in thousands):

	$215,560	$215,560	$215,560	$215,560
	2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$8,260	$187	$—	$8,447
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other securities	4,801	1	(171)	4,631
Mortgage backed securities	156,582	1,512	(451)	157,643

Total securities available for sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed securities	52,254	2,852	—	55,106

Total securities held to maturity	$64,422	$4,163	$—	$68,585

	$215,560	$215,560	$215,560	$215,560
	2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$90,849	$246	$(1,521)	$89,574
State, county and municipal	69,865	1,219	(749)	70,335
Corporate and other securities	3,576	14	(17)	3,573
Mortgage backed securities	51,489	610	(21)	52,078

Total securities available for sale	$215,779	$2,089	$(2,308)	$215,560

Securities Held to Maturity
State, county and municipal	$13,070	693	—	$13,763
Corporate and other securities	1,002	3	—	1,005
Mortgage backed securities	70,699	3,559	—	74,258

Total securities held to maturity	$84,771	$4,255	$—	$89,026

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $1.0 million with an amortized cost of $1.0 million as of December 31, 2011 and $5.8 million with an amortized cost of $5.8 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $83.5 million with an amortized cost of $83.0 million as of December 31, 2011 and $3.9 million with an amortized cost of $4.0 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $39.5 million with a fair value of $41.5 million as of December 31, 2011 and $54.3 million with a fair value of $57.0 million as of December 31, 2010.

In estimating other than temporary impairment (“OTTI”) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At September 30, 2010, financial institution securities held at the time were deemed to have impairment losses that were other than temporary in nature in the amount of $459,000, as management did not intend to hold them until they recover their value. As of December 31, 2011 and December 31, 2010, there were no investments held that had other than temporary impairment losses.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Presented below is a summary of securities with unrealized losses segregated at December 31:

	$110,664	$110,664	$110,664	$110,664	$110,664	$110,664
	2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$—	$—	$—	$—	$—	$—
State, county and municipal	1,242	(7)	—	—	1,242	(7)
Corporate and other securities	4,380	(171)	—	—	4,380	(171)
Mortgage backed securities	63,759	(451)	—	—	63,759	(451)

Total securities	$69,381	$(629)	$—	$—	$69,381	$(629)

	$110,664	$110,664	$110,664	$110,664	$110,664	$110,664
	2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Government agencies	$83,989	$(1,521)	$—	$—	$83,989	$(1,521)
State, county and municipal	19,103	(644)	818	(105)	19,921	(749)
Corporate and other securities	3,059	(17)	—	—	3,059	(17)
Mortgage backed securities	3,695	(21)	—	—	3,695	(21)

Total securities	$109,846	$(2,203)	$818	$(105)	$110,664	$(2,308)

The unrealized losses (impairments) in the investment portfolio as of December 31, 2011 and 2010 are generally a result of market fluctuations that occur daily. The unrealized losses are from 26 securities that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

The amortized cost and fair value of securities as of December 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,875	$3,936	$8,313	$8,386
Due after one year through five years	53,880	57,039	110,650	111,077
Due after five years through ten years	6,667	7,610	96,725	100,788
Due after ten years	—	—	12,138	12,513

Total securities	$64,422	$68,585	$227,826	$232,764

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Proceeds from sales, principal repayments, calls and maturities of securities available for sale during the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Proceeds from sales	$216,769	$113,149	$68,469
Proceeds from call, maturities and paydowns	94,182	52,967	101,825

Total proceeds	$310,951	$166,116	$170,294

Gross realized gains	$2,953	$4,538	$1,122
Gross realized losses	(85)	(491)	(266)
OTTI	—	(459)	—

Net realized gain	$2,868	$3,588	$856

Securities with amortized costs of $34.1 million and $36.6 million at December 31, 2011 and 2010, respectively were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2011 and 2010, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans Excluding Covered Loans

The loan portfolio excluding covered loans (non-covered loans) consisted of various loan types as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$127,200	23.34%	$137,522	26.15%
Commercial	220,471	40.46	205,034	38.99
Construction and land development	75,691	13.89	103,763	19.73
Second mortgages	8,129	1.49	9,680	1.84
Multifamily	19,746	3.62	9,831	1.87
Agriculture	11,444	2.10	3,820	0.73

Total real estate loans	462,681	84.90	469,650	89.31
Commercial loans	72,149	13.24	44,368	8.44
Consumer installment loans	8,461	1.55	9,811	1.87
All other loans	1,659	0.31	1,993	0.38%

Gross loans	544,950	100.00%	525,822	100.00

Less unearned income on loans	(232)		(274)

Non-covered loans, net of unearned income	$544,718		$525,548

At December 31, 2011, the Company held $36.5 million in purchased government-guaranteed loans of the United States Department of Agriculture (USDA), which are included in various categories in the table above. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances include an unamortized purchase premium of $3.6 million, which is recognized as an adjustment of the related loan yield using the interest method.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2011 and 2010, the Company’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience of the former banks. Management identified loans subject to impairment in accordance with FASB ASC 310.

At December 31, 2011 and 2010, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

The total amount of interest reserves recognized as interest income on construction loans with interest reserves, all of which was capitalized interest recorded in the Company’s loan portfolio, was $100,000 and $584,000 for the years ended December 31, 2011 and 2010, respectively. Two loans totaling $4.9 million were nonperforming at December 31, 2011. There were no construction loans with interest reserves that were nonperforming at December 31, 2010.

Average investment in impaired loans was $44.5 million and $47.9 million as of December 31, 2011 and 2010, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income in the amount of $168,000 was recognized during the year ended December 31, 2011. There were no significant amounts recognized during the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, estimated interest income of $1.8 million and $2.9 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information related to impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,432	$3,497	$1,000	$4,328	$2
Commercial	6,240	6,362	713	4,917	—
Construction and land development	3,541	6,611	653	6,247	1
Second mortgages	143	156	80	177	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	79	—

Total real estate loans	13,356	16,626	2,446	15,748	3
Commercial loans	868	874	306	1,347	—
Consumer installment loans	70	71	13	73	—
All other loans	—	—	—	—	—

Subtotal impaired loans with valuation allowance	$14,294	$17,571	$2,765	$17,168	$3

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,083	$3,565	$—	$4,403	$24
Commercial	7,972	8,454	—	7,295	126
Construction and land development	9,471	12,894	—	15,098	10
Second mortgages	59	59	—	86	—
Multifamily	—	—	—	—	—
Agriculture	53	53	—	21	—

Total real estate loans	20,638	25,025	—	26,903	160
Commercial loans	209	593	—	357	—
Consumer installment loans	17	17	—	28	1
All other loans	—	—	—	—	—

Subtotal impaired loans without valuation	$20,864	$25,635	$—	$27,288	$161

Total:
Mortgage loans on real estate:
Residential 1-4 family	$6,515	$7,062	$1,000	$8,731	$24
Commercial	14,212	14,816	713	12,212	126
Construction and land development	13,012	19,505	653	21,345	10
Second mortgages	202	215	80	263	—
Multifamily	—	—	—	—	—
Agriculture	53	53	—	100	—

Total real estate loans	33,994	41,651	2,446	42,651	160
Commercial loans	1,077	1,467	306	1,704	—
Consumer installment loans	87	88	13	101	1
All other loans	—	—	—	—	—

Total impaired loans	$35,158	$43,206	$2,765	$44,456	$161

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information related to impaired loans as of December 31, 2010 (dollars in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(2)	Related Allowance	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,858	$6,257	$1,558	$28
Commercial	3,314	3,352	901	—
Construction and land development	9,094	10,338	3,605	95
Second mortgages	161	161	161	4
Multifamily	—	—	—	—
Agriculture	288	288	100	6

Total real estate loans	18,715	20,396	6,325	133
Commercial loans	1,741	1,745	1,341	—
Consumer installment loans	—	—	—	—
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	$20,456	$22,141	$7,666	$133

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$5,662	$6,905	$—	$4
Commercial	3,867	4,217	—	—
Construction and land development	13,774	20,766	—	2
Second mortgages	218	221	—	—
Multifamily	—	—	—	—
Agriculture	—	—	—	—

Total real estate loans	23,521	32,109	—	6
Commercial loans	907	910	—	2
Consumer installment loans	90	90	—	1
All other loans	—	—	—	—

Subtotal impaired loans without valuation allowance	$24,518	$33,109	$—	$9

Total:
Mortgage loans on real estate:
Residential 1-4 family	$11,520	$13,162	$1,558	$32
Commercial	7,181	7,569	901	—
Construction and land development	22,868	31,104	3,605	97
Second mortgages	379	382	161	4
Multifamily	—	—	—	—
Agriculture	288	288	100	6

Total real estate loans	42,236	52,505	6,325	139
Commercial loans	2,648	2,655	1,341	2
Consumer installment loans	90	90	—	1
All other loans	—	—	—	—

Total impaired loans	$44,974	$55,250	$7,666	$142

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes non-accrual loans by category (dollars in thousands):

	December 31
	2011	2010
Mortgage loans on real estate:
Residential 1-4 family	$5,320	$9,600
Commercial	9,187	7,181
Construction and land development	12,718	16,854
Second mortgages	189	218
Multifamily	—	—
Agriculture	53	—

Total real estate loans	27,467	33,853
Commercial loans	1,003	2,619
Consumer installment loans	72	60
All other loans	—	—

Total loans	$28,542	$36,532

Troubled debt restructurings, some substandard and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2011 and 2010 is set forth in the table below (dollars in thousands):

	December 31, 2011	December 31, 2010
Nonaccruals	$28,542	$36,532
Trouble debt restructure and still accruing	5,946	4,007
Substandard and still accruing	546	4,081
Doubtful and still accruing	124	354

Total impaired	$35,158	$44,974

The following tables present an age analysis of past due status of loans (including non-accrual) by category (dollars in thousands):

	December 31, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,743	$5,320	$7,063	$120,137	$127,200	$—
Commercial	1,085	11,192	12,277	208,194	220,471	2,005
Construction and land development	2,924	12,718	15,642	60,049	75,691	—
Second mortgages	709	190	899	7,230	8,129	—
Multifamily	—	—	—	19,746	19,746	—
Agriculture	—	53	53	11,391	11,444	—

Total real estate loans	6,461	29,473	35,934	426,747	462,681	2,005
Commercial loans	87	973	1,060	71,089	72,149	—
Consumer installment loans	93	101	194	8,267	8,461	—
All other loans	—	—	—	1,659	1,659	—

Total loans	$6,641	$30,547	$37,188	$507,762	$544,950	$2,005

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2010
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$3,444	$9,989	$13,433	$124,089	$137,522	$389
Commercial	1,711	7,181	8,892	196,142	205,034	—
Construction and land development	8,241	16,854	25,095	78,668	103,763	—
Second mortgages	194	218	412	9,268	9,680	—
Multifamily	—	—	—	9,831	9,831	—
Agriculture	288	—	288	3,532	3,820	—

Total real estate loans	13,878	34,242	48,120	421,530	469,650	389
Commercial loans	610	2,619	3,229	41,139	44,368	—
Consumer installment loans	121	60	181	9,630	9,811	—
All other loans	—	—	—	1,993	1,993	—

Total loans	$14,609	$36,921	$51,530	$474,292	$525,822	$389

Activity in the allowance for loan losses on non-covered loans for the twelve months ended December 31, 2011 and 2010, was comprised of the following (dollars in thousands):

	December 31
	2011	2010
Balance, beginning of year	$25,543	$18,169
Loans charged off	(12,794)	(20,060)
Recoveries of loans charged off	588	951
Provision for loan losses	1,498	26,483

Balance at end of period	$14,835	$25,543

The following table presents activity in the allowance for loan losses on non-covered loans by loan category for the year ended December 31, 2011 (dollars in thousands):

	Year ended December 31, 2010	Provision Allocation	Charge offs	Recoveries	Year ended December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(998)	$(1,831)	$18	$3,451
Commercial	5,287	563	(2,856)	54	3,048
Construction and land development	10,039	(288)	(4,123)	101	5,729
Second mortgages	406	(32)	(81)	3	296
Multifamily	260	(36)	—	—	224
Agriculture	266	(241)	—	—	25

Total real estate loans	22,520	(1,032)	(8,891)	176	12,773
Commercial loans	2,691	2,527	(3,615)	207	1,810
Consumer installment loans	257	67	(288)	205	241
All other loans	75	(64)	—	—	11

Total loans	$25,543	$1,498	$(12,794)	$588	$14,835

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table presents charge-offs and recoveries for non-covered loans by loan category for the year ended December 31, 2010 (dollars in thousands):

	Year ended December 31, 2010
	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$2,461	$(1)	$2,460
Commercial	1,352	(508)	844
Construction and land development	12,759	(103)	12,656
Second mortgages	360	(79)	281
Multifamily	375	—	375
Agriculture	—	—	—

Total real estate loans	17,307	(691)	16,616
Commercial loans	2,125	(178)	1,947
Consumer installment loans	497	(19)	478
All other loans	131	(63)	68

Total loans	$20,060	$(951)	$19,109

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,088	$2,363	$3,451	$8,921	$118,279	$127,200
Commercial	829	2,219	3,048	20,780	199,691	220,471
Construction and land development	1,792	3,937	5,729	22,538	53,153	75,691
Second mortgages	105	191	296	418	7,711	8,129
Multifamily	—	224	224	—	19,746	19,746
Agriculture	2	23	25	330	11,114	11,444

Total real estate loans	3,816	8,957	12,773	52,987	409,694	462,681
Commercial loans	308	1,502	1,810	1,250	70,899	72,149
Consumer installment loans	32	209	241	348	8,113	8,461
All other loans	1	10	11	127	1,532	1,659

Total loans	$4,157	$10,678	$14,835	$54,712	$490,238	$544,950

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2010
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,753	$3,509	$6,262	$14,347	$123,175	$137,522
Commercial	2,967	2,320	5,287	48,552	156,482	205,034
Construction and land development	5,392	4,647	10,039	39,712	64,051	103,763
Second mortgages	179	227	406	339	9,341	9,680
Multifamily	—	260	260	—	9,831	9,831
Agriculture	174	92	266	1,027	2,793	3,820

Total real estate loans	11,465	11,055	22,520	103,977	365,673	469,650
Commercial loans	1,347	1,344	2,691	4,975	39,393	44,368
Consumer installment loans	30	227	257	209	9,602	9,811
All other loans	—	75	75	—	1,993	1,993

Total loans	$12,842	$12,701	$25,543	$109,161	$416,661	$525,822

(1)	The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans total $19.6 million and $64.2 million at December 31, 2011 and 2010, respectively. The allowance for loan losses allocated to these loans is $1.4 million and $5.2 million at December 31, 2011 and 2010, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $36.5 million at December 31, 2011.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following tables present the composition of non-covered loans by credit quality indicator at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$107,926	$10,519	$8,688	$67	$127,200
Commercial	162,744	39,506	18,221	—	220,471
Construction and land development	34,391	18,876	22,424	—	75,691
Second mortgages	7,135	576	418	—	8,129
Multifamily	16,199	3,547	—	—	19,746
Agriculture	10,897	494	53	—	11,444

Total real estate loans	339,292	73,518	49,804	67	462,681
Commercial loans	68,511	1,983	1,597	58	72,149
Consumer installment loans	7,878	235	343	5	8,461
All other loans	1,659	—	—	—	1,659

Total loans	$417,340	$75,736	$51,744	$130	$544,950

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$112,595	$8,444	$13,839	$2,644	$137,522
Commercial	140,064	15,619	48,816	535	205,034
Construction and land development	45,448	17,156	39,183	1,976	103,763
Second mortgages	8,615	550	352	163	9,680
Multifamily	6,726	3,105	—	—	9,831
Agriculture	2,440	345	1,035	—	3,820

Total real estate loans	315,888	45,219	103,225	5,318	469,650
Commercial loans	36,452	1,506	4,604	1,806	44,368
Consumer installment loans	9,028	471	278	34	9,811
All other loans	1,993	—	—	—	1,993

Total loans	$363,361	$47,196	$108,107	$7,158	$525,822

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

During the year ended December 31, 2011, the Bank modified six loans that were considered to be troubled debt restructurings (“TDRs”). The Company extended the terms for five of these loans and the interest rate was lowered for six of these loans. These restructurings included payments of $562,000 for five of these loans and a charge-off of $896,000 for one loan. The following table presents information relating to loans modified as TDRs during the year ended December 31, 2011 (dollars in thousands):

	Year ended December 31, 2011
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

During the year ended December 31, 2011, five loans that had been restructured during the previous 12 months were in default. A loan is considered to be in default if it is 90 days or more past due.

The following table presents information relating to TDRs that resulted in default during the year ended December 31, 2011 (dollars in thousands):

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	2	$8
Commercial	2	3,271
Construction and land development	—	—
Second mortgages	—	—
Multifamily	—	—
Agriculture	—	—

Total real estate loans	4	3,279
Commercial loans	1	525
Consumer installment loans	—	—
All other loans	—	—

Total loans	5	$3,804

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by reviewing these loans for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

At December 31, 2011, the Company had 1-4 family mortgages in the amount of $159.5 million pledged as collateral to the FHLB for a total borrowing capacity of $102.9 million.

Note 4. Covered Loans

The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB acquisition (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, was analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at that time.

As of December 31, 2011 and 2010, the outstanding balance of the covered loans is $160.0 million and $191.4 million, respectively. The carrying amount as of December 31, 2011 and 2010 is comprised of the following (dollars in thousands):

	December 31, 2011		December 31, 2010
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$84,734	86.85%	$99,312	85.96%
Commercial	2,170	2.22	2,800	2.42
Construction and land development	4,260	4.38	5,751	4.98
Second mortgages	5,894	6.04	7,542	6.53
Multifamily	316	0.32	38	0.03
Agriculture	179	0.18	—	—

Total real estate loans	97,553	99.99%	115,443	99.92%
Commercial loans	—	—	—	—
Consumer installment loans	8	0.01	94	0.08
All other loans	—	—	—	—

Total covered loans	$97,561	100.00%	$115,537	100.00%

Activity in the allowance for loan losses on covered loans for the years ended December 31, 2011 and 2010, was comprised of the following (dollars in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010
Beginning allowance	$829	$—
Provision for loan losses	—	880
Recoveries of loans charged off	—	205
Loans charged off	(53)	(256)

Allowance at end of period	$776	$829

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table presents activity in the allowance for loan losses on covered loans by loan category for the year ended December 31, 2011 (dollars in thousands):

	Year ended December 31, 2010	Provision Allocation	Charge offs	Recoveries	Year ended December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$53	$—	$473
Commercial	303	—	—	—	303
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	—	—

Total real estate loans	829	—	53	—	776
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$829	$—	$53	$—	$776

The following table present charge-offs and recoveries for covered loans by loan category for the year ended December 31, 2010 (dollars in thousands). Recoveries are in fact reimbursements received from the FDIC under the shared-loss agreement:

Year ended December 31, 2010
	Charge-offs	Recoveries	Net Charge-offs
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—
Commercial	—	—	—
Construction and land development	256	(205)	51
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	256	(205)	51
Commercial loans	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—

Total covered loans	$256	$(205)	$51

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011		December 31, 2010
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$473	$84,734	$526	$99,312
Commercial	303	2,170	303	2,800
Construction and land development	—	4,260	—	5,751
Second mortgages	—	5,894	—	7,542
Multifamily	—	316	—	38
Agriculture	—	179	—	—

Total real estate loans	776	97,553	829	115,443
Commercial loans	—	—	—	—
Consumer installment loans	—	8	—	94
All other loans	—	—	—	—

Total covered loans	$776	$97,561	$829	$115,537

The change in the accretable yield balance since January 1, 2009 is as follows:

Balance at January 1, 2009	$—
Additions	61,023
Accretion	(15,139)
Reclassification from (to) Nonaccretable Yield	10,908

Balance at December 31, 2009	56,792
Accretion	(13,759)
Reclassification from (to) Nonaccretable Yield	32,685

Balance at December 31, 2010	75,718
Accretion	(17,525)
Reclassification from (to) Nonaccretable Yield	(1,883)

Balance at December 31, 2011	56,310

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The covered loans were not classified as nonperforming assets at December 31, 2011 and 2010 as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of December 31, 2011, there was an allowance for loan losses recorded on covered loans of $776,000. This allowance is the result of a change in the timing of expected cash flows for two of the covered loan pools.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 5. FDIC Agreements and FDIC Indemnification Asset

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. Prior to the third quarter of 2011, reimbursements for losses on single family one-to-four mortgage loans were made monthly. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of this loss sharing agreement is detailed below.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following tables present the balances of the FDIC indemnification asset related to the SFSB transaction at December 31, 2011, 2010 and 2009 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at PV	FDIC Indemnification Asset Total

January 1, 2009	$108,735	$86,988	$(2,404)	$84,584
Increases:
Writedown of OREO property to FMV	—	—		—
Amortization of discount			662	662
Decreases:
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(6,161)	(4,929)		(4,929)
OREO sales	(5,263)	(4,210)		(4,210)
Reimbursements requested from FDIC		—		—
Reforecasted Change in Anticipated Expected Losses	(8,449)	(6,759)	6,759	—

December 31, 2009	$88,862	$71,090	$5,017	$76,107
Increases:
Writedown of OREO property to FMV	3,028	2,422		2,422
Decreases:
Net accretion of premium			(3,165)	(3,165)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(8,521)	(6,817)		(6,817)
OREO sales	(8,858)	(7,086)		(7,086)
Reimbursements requested from FDIC	(3,865)	(3,092)		(3,092)
Reforecasted Change in Anticipated Expected Losses	(24,396)	(19,517)	19,517	—

December 31, 2010	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	1,902	1,522		1,522
Decreases:
Net amortization of premium			(10,364)	(10,364)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(3,319)	(2,655)		(2,655)
OREO sales	(2,764)	(2,211)		(2,211)
Reimbursements requested from FDIC	(2,525)	(2,020)		(2,020)
Reforecasted Change in Anticipated Expected Losses	(10,831)	(8,665)	8,665	—

December 31, 2011	$28,713	$22,971	$19,670	$42,641

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows:

(dollars in thousands)	December 31
	2011	2010
Land	$11,808	$11,108
Land improvements and buildings	23,572	23,649
Leasehold improvements	54	54
Furniture and equipment	5,548	5,259
Construction in progress	167	45

Total	41,149	40,115
Less accumulated depreciation and amortization	(6,065)	(4,528)

Bank premises and equipment, net	$35,084	$35,587

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Depreciation expense for the year ended December 31, 2011, 2010, and 2009 amounted to $1,794,000, $2,009,000 and $1,986,000, respectively.

Note 7. Mergers and Acquisitions

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

In relation to this acquisition, the Company followed the acquisition method of accounting as outlined in FASB ASC 805. Management relied on external analyses by appraisers in determining the fair value of assets acquired and liabilities assumed. The following table provides the allocation of the negative bid in the financial statements, based on those analyses (dollars in thousands):

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

The Company engaged two external firms to assess credit quality and fair market value of the loan portfolio. An external firm reviewed the entire portfolio and classified each of the loans into several homogenous pools of credit risk and levels of impairment. An external firm specializing in fair market valuations then used the credit review results to determine the current fair market as defined in FASB ASC 820, Fair Value Measurements and Disclosures. The fair value assessment was based on several measures, including asset quality, contractual interest rates, current market interest rates, and other underlying factors and the analysis divided the portfolio into the following segments:

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

Note 8. Goodwill and Other Intangibles

The Company follows FASB ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within FASB ASC 350 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review or more often if certain impairment conditions exist. With the TFC and BOE mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded. Goodwill was initially assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers, and again in December 2009, in order to coincide the assessment with the Company’s fiscal year end, both resulting in impairment charges totaling $31.9 million. Economic conditions, evidenced by the significant loan loss provision taken during the second quarter, warranted an impairment evaluation of goodwill that resulted in $5.7 million in impairment charges for the year ended December 31, 2010.

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

In determining the goodwill impairment charge, the reporting unit was defined as “Community Bankers Trust Corporation,” as the Company has determined that it has no reportable segments or “components” of a segment, as defined in FASB ASC 350, Intangibles – Goodwill and Other.

In the May 31, 2009 valuation, the Company used and weighted two valuation methods in determining the fair value of the reporting unit – the guideline transaction method and the discounted cash flow method. The guideline transaction method uses actual change-of-control transactions involving entities similar to the reporting unit. These transactions consist of merger and acquisition transactions involving financial institutions, and the Company derived the fair value of the reporting unit based on the price/tangible book value multiples and core deposit premiums reported in these transactions. The Company used this method as it reflects the guidance in FASB ASC 350 that fair value refers to “the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the valuation date” (FASB ASC 350-20-35-22; formerly SFAS 142, paragraph 23).

The discounted cash flow analysis relies upon a projection of future cash flows, the present value of which represents the value of the reporting unit. Management supplied projections of the reporting unit’s future balance sheets and income statements, which were used in the analysis. Under the discounted cash flow method, the value of the reporting unit is the sum of the distributable cash flows generated by the reporting unit and a terminal value at the end of the projection period representing the value of all future cash flows. The Company used the discounted cash flow method because market participants commonly use discounted cash flow analyses in acquisitions of financial institutions, as the value of an enterprise is equal to its future cash flows. In addition, FASB ASC 820 describes the use of discounted cash flow techniques for fair value measurements (see FASB ASC 820-10-55-4 to FASB ASC 820-10-55-20).

In the December 31, 2009 and June 30, 2010 valuations, the Company again used and weighted the guideline transaction method and the discounted cash flow method in determining the fair value of the reporting unit. The Company also used an additional method, the transaction value method. The transaction value method relies upon the market capitalization of the Company’s common stock as of December 31, 2009, plus a control premium to derive the value of a controlling interest in the reporting unit. The use of a control premium is consistent with FASB ASC 350, which notes that the market capitalization of a company may not necessarily represent the fair value of the reporting unit (FASB ASC 350-20-35-22).

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles – Goodwill and Other. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded approximately $15.0 million in core deposit intangible assets. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years. The Company estimates it will recognize $2.3 million of amortization expense for each of the next five years.

Goodwill and other intangible assets are presented in the following table (dollars in thousands):

	Goodwill	Core deposit intangibles

Balance, December 31, 2008	$37,676	$17,163
Acquisition of SFSB	—	2,158
Amortization	—	(2,241)
Impairment charge to earnings	(31,949)	—

Balance, December 31, 2009	$5,727	$17,080
Amortization	—	(2,261)
Impairment charge to earnings	(5,727)	—

Balance, December 31, 2010	$—	$14,819
Amortization	—	(2,261)

Balance, December 31, 2011	$—	$12,558

Note 9. Fair Value Measurements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, loans held for sale, and trading securities and derivatives, if present, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2011.

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$8,447	$2,099	$6,348	$—
State, county, and municipal	62,043	1,821	60,222	—
Corporate and other bonds	4,631	—	4,631	—
Mortgage backed securities	157,643	—	157,643	—

Total investment securities available for sale	232,764	3,920	228,844	—
Loans held for resale	580	—	580	—

Total assets at fair value	$233,344	$3,920	$229,424	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and U.S. government agencies	$89,574	$3,254	$86,320	$—
State, county, and municipal	70,335	—	70,335	—
Corporate and other bonds	3,573	—	3,573	—
Mortgage backed securities	52,078	—	52,078	—

Total investment securities available for sale	215,560	3,254	212,306	—

Total assets at fair value	$215,560	$3,254	$212,306	$—

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$22,082	$308	$8,857	$12,917
Other real estate owned (OREO), non-covered	10,252	—	—	10,252
Other real estate owned (OREO), covered	5,764	—	533	5,231

Total assets at fair value	$38,098	$308	$9,390	$28,400

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,083	$—	$8,741	$5,342
Other real estate owned (OREO), non-covered	5,928	—	—	5,928
Other real estate owned (OREO), covered	9,889	—	1,060	8,829

Total assets at fair value	$29,900	$—	$9,801	$20,099

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Reviews of classified loans are performed by management on a quarterly basis. At December 31, 2011 and 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral.

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

Note 10. Deposits

The following table presents interest-bearing deposits by type at December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011	December 31, 2010
NOW	$128,758	$106,248
MMDA	115,397	127,594
Savings	69,872	64,121
Time deposits less than $100,000	326,383	367,333
Time deposits $100,000 and over	228,128	234,070

Total interest-bearing deposits	$868,538	$899,366

The scheduled maturities of time deposits at December 31, 2011 (dollars in thousands) are as follows:

2012	$387,980
2013	101,930
2014	19,503
2015	20,414
2016	24,684

Total	$554,511

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, follows (dollars in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$5,346	$8,929
Deferred compensation	523	542
Nonaccrual loan interest	2,074	1,569
Accrued pension	317	363
FAS 158 adjustment pension	535	—
Stock based compensation	132	70
Net operating loss carryforward	3,762	3,433
Alternative minimum tax credit	197	527
Unrealized loss on available for sale securities	—	29
Depreciation	7	—
Other	11	213

	$12,904	$15,675

Deferred tax liabilities:
Depreciation	—	47
Purchase accounting adjustment	4,005	6,265
Unrealized gain on available for sale securities	1,678	—
Other	43	46

	$5,726	$6,358

Net deferred tax asset	$7,178	$9,317

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FASB ASC 740.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2011 in accordance with FASB ASC 740, Income Taxes. Based on a three year income projection of taxable income and tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. All years from 2008 through 2011 are subject to audit by taxing authorities. As of December 31, 2011, 2010 and 2009, the Company had $11.1 million, $10.1 million and $8.7 million, respectively, of net operating loss carryforwards which expire in 2021 through 2026.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2011	2010	2009
Current tax provision	$(907)	$195	$68
Deferred tax expense (benefit)	967	(9,637)	336

	$60	$(9,442)	$404

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(21.8)	3.5	3.3
Bank owned life insurance income	(6.2)	0.3	0.3
Nondeductible bonuses	—	—	(2.9)
Goodwill impairment	—	(6.4)	(36.9)
Other, net	(2.0)	(0.4)	0.7

	4.0%	31.0%	(1.5)%

Note 12. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks. Long-term borrowings are obtained through the Federal Home Loan Bank (FHLB) of Atlanta. As of December 31, 2011, the Company had 1-4 family mortgages in the amount of $159.5 million pledged as collateral to the FHLB for a total borrowing capacity of $102.9 million. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2011	2010	2009
Short-term:
Fed Funds purchased	$—	$—	$8,999

Maximum month-end outstanding balance	$1,440	$6,000	$8,999
Average outstanding balance during the year	$191	$548	$971
Average interest rate during the year	0.63%	0.56%	0.82%
Average interest rate at end of year	—	—	0.60%

Long-term:
Federal Home Loan Bank advances	$37,000	$37,000	$37,000

Maximum month-end outstanding balance	$37,000	$41,000	$74,900
Average outstanding balance during the year	$37,000	$37,351	$38,904
Average interest rate during the year	3.21%	3.23%	3.23%
Average interest rate at end of year	3.21%	3.21%	3.21%

Maturities of fixed rate long-term debt at December 31, 2011 are as follows (dollars in thousands):

2012	$22,000
2013	10,000
2014	—
2015	5,000
2016	—
Thereafter	—

Total	$37,000

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,783	$6,122
Service cost	—	369
Interest cost	260	364
Actuarial gain/(loss)	1,248	842
Benefits paid	(690)	(459)
Decrease in obligation due to curtailment	—	(2,455)
Settlement (gain)/loss	21

Benefit obligation, ending	$5,622	$4,783

Change in Plan Assets
Fair value of plan assets, beginning of year	$3,721	$3,394
Actual return on plan assets	(5)	407
Employer contributions	131	379
Benefits paid	(690)	(459)

Fair value of plan assets, ending	$3,157	$3,721

Funded Status	$(2,465)	$(1,062)

Amounts Recognized in the Balance Sheet
Other assets	$—	$—
Other liabilities	2,465	1,062
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,573	$—
Prior service cost	—	—
Net obligation at transition	—	—
Deferred tax	—	—
Other	—	—

Total amount recognized	$—	$—

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2011 and 2010 was $5.6 million and $4.8 million, respectively.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$—	$369	$367
Interest cost	260	364	324
Expected return on plan assets	(301)	(282)	(211)
Amortization of prior service cost	—	6	3
Amortization of net obligation at transition	—	(6)	(3)
Recognized net (gain)/loss due to curtailment	—	(210)	—
Recognized net (gain)/loss due to settlement	3
Recognized net actuarial loss	—	58	88

Net periodic (benefit) cost	$(38)	$299	$568

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss)	$1,534	$(1,286)	$103

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	2011	2010	2009
Discount rate	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation	n/a	n/a	4.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2011 are as follows (dollars in thousands):

Net (gain)/loss	$1,573
Prior service cost	—
Net obligation at transition	—

Total amount recognized	$1,573

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows (dollars in thousands):

Net (gain)/loss	$66
Prior service cost	—
Net obligation at transition	—

Total amount recognized	$66

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Asset Allocation

The pension plan’s weighted-average asset allocations at December 31 by asset category are as follows:

	2011	2010
Asset Category
Mutual funds — fixed income	39.00%	37.00%
Mutual funds — equity	61.00%	63.00%
Cash and equivalents	0.00%	0.00%

Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 9, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2011 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2011	December 31, 2010
Cash	$5	$5
Mutual funds:
Fixed income funds	1,231	1,390
International funds	229	416
Large cap funds	652	629
Mid cap funds	369	410
Small cap funds	163	180
Stock fund	507	319
Venture fund		274
Index fund		98

	$3,156	$3,721

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2012	$2,000
Expected Benefit Payments
2012	$121
2013	121
2014	142
2015	193
2016	208
2017-2021	1,348

401(k) Plan

The Company had adopted the 401(k) Plans that previously existed with both TFC and BOE prior to the merger. Under the BOE 401(k) Plan, employees had a contributory 401(k) profit sharing plan which covered substantially all employees. The employee could contribute up to 100% of compensation, subject to statutory limitations. The Company matched 50% of employee contributions up to 4% of compensation. The plan also provided for an additional discretionary contribution to be made by the Company as determined each year. Any employees that started with the Company after the merger, and meet the service requirements, were included in the BOE 401(k) Plan.

Under the TFC 401(k) Plan, employees had a contributory 401(k) profit share plan which covered substantially all employees. The employee could contribute up to 100% of compensation, subject to statutory limitations. The Company matched 100% of employee contributions on the first 3% of compensation, then the Company matched 50% of employee contributions on the next 2% of compensation. The plan also provided for additional discretionary contributions to be made by the Company as determined each year.

The Company combined the BOE 401(k) plan and the TFC 401(k) plan into the Essex Bank 401(k) plan effective October 1, 2010. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2011, 2010 and 2009 were $332,000, $489,000, and $510,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $107,000, $197,000, and $173,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The expense associated with these agreements is offset by the increased cash surrender value of life insurance policies on the individuals.

Note 14. Stock Option Plans

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

The exercise price of an incentive stock option cannot be less than 100% of the fair market value of such shares on the date of grant, provided that if the participant owns, directly or indirectly, stock possessing more than 10% of the total combined voting power

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

of all classes of stock of the Company, the exercise price of an incentive stock option shall not be less than 110% of the fair market value of such shares on the date of grant. The exercise price of nonstatutory stock option awards cannot be less than 100% of the fair market value of such shares on the date of grant. The option exercise price may be paid in cash or with shares of common stock, or a combination of cash and common stock, if permitted under the participant’s option agreement. The Plan will expire on June 17, 2019, unless terminated sooner by the Board of Directors.

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2011 and 2010:

	2011	2010
Expected volatility	50.0%	50.0%
Expected dividend	3.0%	10.0%
Expected term (years)	5.50%	6.25%
Risk free rate	1.12%	2.55%

The expected volatility is an estimate of the volatility of the Company’s share price based on historical performance. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury Zero Coupon implied yield at the time of the grant correlating to the expected term. The expected term is based on the simplified method as provided by the Securities and Exchange Commission Staff Accounting Bulletin No 110 (SAB 110). In accordance with SAB 110, the Company has chosen to use the simplified method, as this is the first plan issued by the Company as Community Bankers Trust Corporation; and therefore, no historical exercise data exists. The dividend yield assumption is based on the Company history and expectation of dividend payouts over the life of the options at the time of the grant.

The Company plans to issue new shares of common stock when options are exercised.

In May 2010, the Company granted 205,000 options and 15,000 shares of restricted stock to employees, both of which vest ratably over the requisite service period of four years. In October 2011, the Company granted 50,000 employee options which vested 100% on December 31, 2011.

The May 2010 grant of 15,000 restricted shares of common stock was to a senior executive in accordance with the minimum rules for long-term equity grants for companies participating in the Department of the Treasury’s TARP Capital Purchase Program. These rules require that for each 25% of total financial assistance repaid, 25% of the total restricted stock may become transferrable. The total compensation expense associated with this grant was $42,000 and is being initially amortized over a four year period. The Company recorded approximately $10,000 and $6,000 in 2011 and 2010, respectively related to this equity grant. See Note 23 for further information related to the Company’s participation in the TARP Capital Purchase Program.

The Company had three equity grants during the year ended December 31, 2011 to non-employee directors. On February 1, 2011, 39,972 shares were issued with a fair market value of $1.23 per share. On March 11, 2011, 4,082 shares were issued with a fair market value of $1.33 per share and, on June 1, 2011, 115,040 shares were issued with a fair market value of $1.13 per share. The fair market value of these grants was the closing price of the Company’s stock at the grant date.

A summary of options outstanding for the year ended December 31, 2011, is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the year	154,500	$2.78
Granted	50,000	1.25
Forfeited	(20,500)	2.78
Expired	—	—
Exercised	—	—

Outstanding at end of year	184,000	$2.36

Options outstanding and exercisable at end of the year	83,500	$1.86

Weighted average remaining contractual life for outstanding and exercisable shares at year end	111 months

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The weighted average fair value per option of options granted during the year was $0.36 and $0.52 for the years ended December 31, 2011 and 2010, respectively. There was no total intrinsic value of the options outstanding and exercisable for the year ended December 31, 2011 and 2010.

The Company recorded total stock-based compensation expense of $227,000 and $18,000 for the years ended December 31, 2011 and 2010, respectively. Of the $227,000 in expense that was recorded in 2011, $44,000 related to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income; $183,000 related to the director grants and is classified as “other operating expenses.” All of the $18,000 in expense that was recorded in 2010 relates to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income. The unrecognized compensation expense related to non-vested options and restricted stock was $80,000 at December 31, 2011 and is expected to be ratably expensed through May 2014.

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2011:

	Options		Restricted Stock
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at beginning of the year	154,500	$0.52	15,000	$2.78
Granted	50,000	0.36	—	—
Vested	(83,500)	0.42	(3,750)	2.78
Forfeited	(20,500)	0.52	—	—

Non-vested at end of year	100,500	0.52	11,250	2.78

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

A summary of the options outstanding for the year ended December 31, 2011 is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the year	224,506	5.09
Granted	—	—
Forfeited	(53,629)	5.93
Expired	(29,099)	2.90
Exercised	—	—
Outstanding at end of year	142,243	5.22
Options outstanding and exercisable at end of the year	142,243	5.22

Weighted average remaining contractual life for outstanding and exercisable shares at year end	20 months

The total intrinsic value of the options outstanding and exercisable was zero for each of the years ended December 31, 2011 and 2010 and was $32,000 for the year ended December 31, 2009. The total intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2009. This amount changes with changes in the market value of the Company’s stock.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

(dollars and shares in thousands, except per share data)	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

For the Twelve Months ended December 31, 2011
Basic EPS	$354	21,565	$0.02
Effect of dilutive stock awards and options		—	—

Diluted EPS	$354	21,565	$0.02

For the Twelve Months ended December 31, 2010
Basic EPS	$(22,071)	21,468	$(1.03)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(22,071)	21,468	$(1.03)

For the Twelve Months ended December 31, 2009
Basic EPS	$(30,312)	21,468	$(1.41)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(30,312)	21,468	$(1.41)

Excluded from the computation of diluted earnings per share were approximately 1.2 million, 5.8 million and 6.0 million of awards, options or warrants, during 2011, 2010 and 2009, respectively, because their inclusion would be antidilutive.

Note 16. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons.

The table below presents the activity for both direct and indirect loans at December 31, 2011 and 2010 (dollars in thousands).

	2011	2010
Balance, beginning of year	$3,785	$7,220
Principal additions	1,834	786
Repayments and reclassifications	(1,916)	(4,221)

Balance, end of year	$3,703	$3,785

Indirect loans at December 31, 2011 and 2010, were $2.1 million and $1.9 million, respectively.

Note 17. Commitments and Contingent Liabilities

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees and commitments to extend credit, which are not reflected in the accompanying consolidated financial statements. The Bank does not anticipate losses as a result of these transactions. See Note 20 with respect to financial instruments with off-balance-sheet risk.

The following table presents the Company’s contractual obligations and scheduled payment amounts due at the various intervals over the next five years and beyond as of December 31, 2011 (dollar in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	37,000	22,000	15,000	—	—
Operating leases	3,465	533	781	294	1,857

Total contractual obligations	$44,589	$22,533	$15,781	$294	$5,981

In February 2010, the Company’s Board of Directors approved two transaction-based bonus awards to the officer who was the Company’s then chief strategic officer. The approval of the bonus awards was made pursuant to a provision in the officer’s employment agreement that provides for a cash bonus payment for financial advisory and other services that the officer renders in connection with the negotiation and consummation of a merger or other business combination involving the Company or any of its affiliates or the acquisition by the Company or any of its affiliates of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to the officer’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of TCB on November 21, 2008 and the Bank’s

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB on January 30, 2009. The amounts of the bonus awards are (i) $1,169,445, calculated as 0.50% of the total amount of non-brokered deposits that the Bank assumed in the November 2008 transaction and (ii) $1,816,430, calculated as 0.50% of the total amount of loans and other assets that the Bank acquired in the January 2009 transaction. The Company believes that these bonus awards are permitted under the rules and regulations of the TARP Capital Purchase Program. In accordance with generally accepted accounting principles, the Company has reflected these bonus awards in the financial statements for the year ended December 31, 2009. The Company made payment of the entire amount of these bonus awards to the individual in six equal installments during a period from February 12, 2010 to June 30, 2010.

During the first two quarters of 2010, the Company discussed with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company has worked diligently to resolve these issues, but, as of March 27, 2012, these issues remain open with its regulators. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be permissible following the resolution of these issues. In addition, the Company cannot make any assurances as to any penalties that the regulatory agencies may assess if the Company is determined to have violated any of the rules and regulations described above. Such penalties may include, with respect to any Federal Reserve violations, formal or informal action directing the Company to make immediate corrections, civil penalties if it is determined that the violation was caused with intent, undertaken with reckless disregard for the Company’s financial safety and soundness, or results in gain to the Company. In addition, such penalties may include, with respect to any TARP violations, civil and criminal penalties and restitution of payments paid by the Company to the officer. The Company is unable to make an estimate of the possible loss or range of loss that it may incur as a result of these issues.

Note 18. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2011 and 2010, the aggregate amount of unrestricted funds that could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $0. For each of the years ended December 31, 2011, 2010 and 2009, the Bank was not permitted to make dividend payments to the holding company without prior regulatory approval.

Note 19. Concentration of Credit Risk

At December 31, 2011 and 2010, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 87.19% and 91.23% of the loan portfolio for 2011 and 2010, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured balances were approximately $6.7 million and $3.8 million at December 31, 2011 and 2010, respectively

Note 20. Financial Instruments With Off-Balance Sheet Risk

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

A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2011 and 2010, are as follows (dollars in thousands):

	2011	2010
Commitments with off-balance sheet risk:
Commitments to extend credit	$51,964	$63,659
Standby letters of credit	9,278	12,114

Total commitments with off-balance sheet risk	$61,242	$75,773

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Note 21. Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions (PCA) are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, based on regulatory guidelines, the Company believes that it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the bank’s category.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		Required for Capital Adequacy Purposes		Required in Order to be Well Capitalized Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital to risk weighted assets
CBTC consolidated	$102,137	16.16%	$50,593	8.00%	NA	NA
Essex Bank	102,235	16.16%	50,615	8.00%	63,269	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	94,853	15.01%	25,296	4.00%	NA	NA
Essex Bank	94,947	15.01%	25,308	4.00%	37,961	6.00%
Tier 1 Capital to adjusted average total assets
CBTC consolidated	94,853	8.91%	42,595	4.00%	NA	NA
Essex Bank	94,947	8.90%	42,652	4.00%	53,315	5.00%
As of December 31, 2010:
Total Capital to risk weighted assets
CBTC consolidated	$99,707	15.58%	$51,189	8.00%	NA	NA
Essex Bank	98,700	15.49%	50,988	8.00%	63,736	10.00%
Tier 1 Capital to risk weighted assets
CBTC consolidated	92,114	14.40%	25,594	4.00%	NA	NA
Essex Bank	91,138	14.30%	25,494	4.00%	38,241	6.00%
Tier 1 Capital to adjusted average total assets
CBTC consolidated	92,114	8.12%	45,369	4.00%	NA	NA
Essex Bank	91,138	8.04%	45,351	4.00%	56,689	5.00%

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$21,751	$21,751	$33,381	$33,381
Securities available for sale	232,764	232,764	215,560	215,560
Securities held to maturity	64,422	68,585	84,771	89,027
Equity securities, restricted	6,872	6,872	7,170	7,170
Loans held for resale	580	580	—	—
Loans, non-covered	529,883	522,960	500,005	491,621
Loans, covered	96,785	99,008	114,708	139,952
FDIC indemnification asset	42,641	22,892	58,369	49,765
Accrued interest receivable	3,613	3,613	3,826	3,826

Financial liabilities:
Noninterest-bearing deposits	64,953	64,953	62,359	62,359
Interest-bearing deposits	868,538	870,909	899,366	898,508
Borrowings	41,124	45,002	41,124	45,210
Accrued interest payable	1,352	1,352	1,557	1,557

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 23. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2011, 2010 and 2009, was 3.43%, 3.34%, and 3.89%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2011, all trust preferred notes were included in tier 1 capital.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities. During 2011 and 2010, the Company accrued and elected to defer $143,000 and $72,000 in total interest payments related to its trust preferred notes, respectively. On March 16, 2012, the Company paid all of its previously deferred interest payments and the interest payment that would have been due on March 31, 2012. Accordingly, the Company is current in its obligations under the trust preferred notes.

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2011 are as follows (dollars in thousands):

2012	$533
2013	497
2014	284
2015	159
2016	135
Thereafter	1,857

Total of future payments	$3,465

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $695,000, $700,000, and $592,000, respectively.

Note 25. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately.

	December 31
(dollars in thousands)	2011	2010	2009
Marketing & advertising expense	$329	$345	$494
Bank franchise tax	552	600	711
Telephone and internet line	789	852	886
Stationery, printing & supplies	654	832	905
Exam and professional fees	974	1,032	990
Directors fees	530	498	409
Credit expense	1,008	1,316	359
Non-covered OREO legal and direct cost(1)	968	377	—
Other expenses	1,376	922	2,037

Total other operating expenses	$7,180	$6,774	$6,791

(1)	Non-covered OREO legal and direct costs were not tracked separately in 2009, as these costs were not significant.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 26. Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CONDITION

as of DECEMBER 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Assets
Cash	$521	$606
Other assets	1,277	1,371
Investments in subsidiaries	113,789	109,384

Total assets	$115,587	$111,361

Liabilities
Other liabilities	$277	$110
Balances due to Subsidiary Bank	6	—
Balances due to Non Bank Subsidiary	4,124	4,124

Total liabilities	4,407	4,234

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 17,680 issued and outstanding	17,680	17,680
Warrants on Preferred Stock	1,037	1,037
Discount on Preferred Stock	(454)	(660)
Common stock (200,000,000 and 50,000,000 shares authorized at December 31, 2011 and 2010, respectively, $0.01 par value) 21,627,549 and 21,468,455 shares issued and outstanding, respectively	216	215
Additional paid in capital	144,243	143,999
Retained earnings	(53,761)	(54,999)
Accumulated other comprehensive income (loss)	2,219	(145

Total stockholders’ equity	$111,180	$107,127

Total liabilities and stockholders’ equity	$115,587	$111,361

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011, 2010 and 2009

(dollar in thousands)

	2011	2010	2009
Income:
Interest and dividend income	$—	$40	$83
Dividends received from subsidiaries	—	1,500	859
Gains on sale of securities, net	—	(927)	118
Other operating income	6	—	—

Total income	6	613	1,060

Expenses
Interest expense	205	140	162
Management fee paid to subsidiaries	166	223	540
Stock option expense	62	—	—
Bad debt	(17)	673	—
Bank franchise taxes	182	226	128
Professional and legal expenses	102	190	289
Other operating expenses	209	(120)	58

Total expenses	909	1,332	1,177
Equity in income / (loss) of subsidiaries	2,040	(21,008)	(30,049)
Net income (loss) before income taxes	1,137	(21,727)	(30,166)

Income tax (expense) benefit	307	734	339

Net income (loss)	$1,444	$(20,993)	$(29,827)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2011, 2010 and 2009

(dollars in thousands)

	2011	2010	2009
Operating activities:
Net income / (loss)	$1,444	$(20,993)	$(29,827)
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock and stock options	245	—	—
Undistributed equity in (income) / loss of subsidiary	(2,040)	21,008	30,049
Gains (losses) on sale of investment securities	—	927	(118)
(Increase)/decrease in other assets	95	(833)	559
Decrease in other liabilities, net	171	(237)	(366)
Provision for loan loss	(17)	673	—

Net cash and cash equivalents provided by (used in) operating activities	(102)	545	297

Investing activities:
Purchases of investment securities	—	—	(1,261)
Sale of securities	—	591	392
Net increase in loans	—	—	(750)
Recovery of bad debt	17	77	—
Net decrease/(increase) in CDs held for investment	—	250	(250)
Capital contribution to subsidiary	—	—	(50,000)

Net cash and cash equivalents provided by (used in) investing activities	17	918	(51,869)

Financing activities:
Cash dividends paid, net of adjustment	—	(1,301)	(4,235)
Cash paid to redeem shares related to asserted appraisal rights and retire warrants	—	—	(2,077)

Net cash and cash equivalents provided by (used in) financing activities	—	(1,301)	(6,312)

Increase (decrease) in cash and cash equivalents	(85)	162	(57,884)
Cash and cash equivalents at beginning of the period	606	444	58,328

Cash and cash equivalents at end of the period	$521	$606	$444

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

The Company may defer dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. The failure to pay dividends for six dividend periods triggers the right for the holder of the Preferred Stock to appoint two directors to the Company’s board.

As of December 31, 2011, the Company had deferred six payments of its regular quarterly cash dividend with respect to the Series A Preferred Stock. The total amount of accumulated dividends was $1.3 million as of that date.

On February 15, 2012, the Company deferred a seventh payment of its regularly quarterly cash dividend with respect to the Series A Preferred Stock. On March 16, 2012, the Company paid both this quarterly cash dividend and all outstanding interest on both that payment and the six dividend payments that the Company had previously deferred. Accordingly, following the payments on March 16, 2012, the Company had six quarterly dividend payments with respect to the Preferred Stock that remained accrued and unpaid.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 29. Quarterly Data (unaudited)

	Year Ended December 31
	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$13,394	$14,492	$14,272	$13,877	$15,246	$14,933	$15,153	$13,594
Interest expense	3,311	3,079	2,974	2,864	5,188	4,820	4,484	3,897

Net interest income	10,083	11,413	11,298	11,013	10,058	10,113	10,669	9,697
Provision for loan losses	1,498	—	—	—	5,042	21,282	1,116	(77)

Net interest income after provision for loan losses	8,585	11,413	11,298	11,013	5,016	(11,169)	9,553	9,774
Noninterest income	(1,406)	(1,431)	(662)	(1,452)	415	(115)	(1,527)	2,871
Noninterest expenses	9,211	9,334	8,682	8,627	9,860	16,175	10,387	8,831

Income before income taxes	(2,032)	648	1,954	934	(4,429)	(27,459)	(2,361)	3,814
Income tax (expense) benefit	838	(127)	(532)	(239)	1,665	7,843	1,062	(1,128)

Net income (loss)	$(1,194)	$521	$1,422	$695	$(2,764)	$(19,616)	$(1,299)	$2,686
Dividends paid and accumulated on preferred stock	—	—	—	—	221	221	—	—
Accretion of discount on preferred stock	51	53	51	51	48	49	48	49
Preferred dividends not paid	221	221	221	221	—	—	221	221

Net income (loss) available to common shareholders	$(1,466)	$247	$1,150	$423	$(3,033)	$(19,886)	$(1,568)	$2,416

Earnings per common share, basic	$(0.07)	$0.01	$0.05	$0.02	$(0.14)	$(0.93)	$(0.07)	$0.11
Earnings per common share, diluted	$(0.07)	$0.01	$0.05	$0.02	$(0.14)	$(0.93)	$(0.07)	$0.11

	2009
	First	Second	Third	Fourth
Interest and dividend income	$15,191	$16,757	$16,019	$16,553
Interest expense	6,465	6,689	6,366	5,614

Net interest income	8,726	10,068	9,653	10,939
Provision for loan losses	5,500	540	5,231	7,818

Net interest income after provision for loan losses	3,226	9,528	4,422	3,121
Noninterest income	21,159	1,622	2,142	1,317
Noninterest expenses	9,388	35,008	9,939	21,625

Income before income taxes	14,997	(23,858)	(3,375)	(17,187)
Income tax (expense) benefit	(4,867)	14	1,473	2,976

Net income (loss)	$10,130	$(23,844)	$(1,902)	$(14,211)
Dividends paid and accumulated on preferred stock	218	220	223	139
Accretion of discount on preferred stock	43	45	47	42
Preferred dividends not paid	—	—	—	—

Net income (loss) available to common shareholders	$9,869	$(24,109)	$(2,172)	$(14,392)

Earnings per common share, basic	$0.46	$(1.12)	$(0.10)	$(0.67)
Earnings per common share, diluted	$0.46	$(1.12)	$(0.10)	$(0.67)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management’s assessment of the effectiveness of the Company’s internal control over financial reporting cited a material weakness in the Company’s internal controls relating to its process for identifying impaired loans, as described below. A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. The Company has concluded that this material weakness no longer exists as of December 31, 2011, as described below.

The Company has previously disclosed a number of remediation steps taken to address the issue described above. These steps have included the centralization of key credit administration functions, the implementation of an entity-wide credit processing program, the hiring of a new chief credit officer, the enhancement of oversight of potential troubled assets through both a new internal special assets committee and a Board-level credit committee, the implementation of procedures for the actual evaluation of potentially impaired loans on an entity-wide basis, and appropriate training across the organization. As previously disclosed, the Company believes that the issues have been properly remediated, and the Company did not take any additional remediation steps during the fourth quarter of 2011. During its formal assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company has validated that there is no longer a material weakness in the Company’s internal controls with respect to this issue.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 49 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, effective as of July 17, 2009, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 23, 2010.

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590)

4.1	Specimen Unit Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.3	Specimen Warrant Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.4	Form of Unit Purchase Option to be granted to the representatives, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co., incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.8	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.5	Written Agreement, effective April 21, 2010, by and among Community Bankers Trust Corporation, Essex Bank, Federal Reserve Bank of Richmond and State Corporation Commission Bureau of Financial Institutions, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2011 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Form of Waiver, executed by Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.8	Form of Letter Agreement, executed by Bruce E. Thomas with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.9	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355)

10.10	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.11	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.12	TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355)

10.13	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355)

10.14	BOE Financial Services of Virginia, Inc. Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.15	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.16	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.17	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.18	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.19	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan*

14.1	Code of Business Conduct and Ethics, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2011 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Executive Officer)*

99.2	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Financial Officer)*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements*

*	Filed herewith.
(b)	Exhibits. See Item 15(a)3. above
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

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III Rex L. Smith, III	President and Chief Executive Officer and Director (principal executive officer)	March 29, 2012

/s/ Bruce E. Thomas Bruce E. Thomas	Executive Vice President and Chief Financial Officer (principal financial officer)	March 29, 2012

/s/ Laureen D. Trice Laureen D. Trice	Senior Vice President and Controller (principal accounting officer)	March 29, 2012

/s/ John C. Watkins John C. Watkins	Chairman of the Board	March 29, 2012

/s/ Richard F. Bozard Richard F. Bozard	Director	March 29, 2012

/s/ L. McCauley Chenault L. McCauley Chenault	Director	March 29, 2012

/s/ Alexander F. Dillard, Jr. Alexander F. Dillard, Jr.	Director	March 29, 2012

/s/ Glenn J. Dozier Glenn J. Dozier	Director	March 29, 2012

/s/ P. Emerson Hughes, Jr. P. Emerson Hughes, Jr.	Director	March 29, 2012

Signature	Title	Date

/s/ Troy A Peery, Jr. Troy A. Peery, Jr.	Director	March 29, 2012

/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Director	March 29, 2012

/s/ S. Waite Rawls III S. Waite Rawls III	Director	March 29, 2012

/s/ Robin Traywick Williams Robin Traywick Williams	Director	March 29, 2012