Form 10-Q
period 2012-03-31
Community Bankers Trust Corp
filed 2012-05-15
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

At March 31, 2012, there were 21,627,549 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(dollars in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$14,784	$11,078
Interest-bearing bank deposits	18,500	10,673
Federal funds sold	2,500	—

Total cash and cash equivalents	35,784	21,751

Securities available for sale, at fair value	235,311	232,764
Securities held to maturity, at cost (fair value of $62,834 and $68,585, respectively)	59,117	64,422
Equity securities, restricted, at cost	6,939	6,872

Total securities	301,367	304,058

Loans held for resale	349	580

Loans not covered by FDIC shared loss agreement	548,789	544,718
Loans covered by FDIC shared loss agreement	94,695	97,561

Total loans	643,484	642,279
Allowance for loan losses (non-covered loans of $13,935 and $14,835, respectively; covered loans of $460 and $776, respectively)	(14,395)	(15,611)

Net loans	629,089	626,668

FDIC indemnification asset	40,232	42,641
Bank premises and equipment, net	34,754	35,084
Other real estate owned, covered by FDIC shared loss agreement	3,974	5,764
Other real estate owned, non-covered	12,696	10,252
Bank owned life insurance	14,730	14,592
FDIC receivable under shared loss agreement	1,402	1,780
Core deposit intangibles, net	11,993	12,558
Other assets	16,308	16,768

Total assets	$1,102,678	$1,092,496

LIABILITIES
Deposits:
Noninterest-bearing	$77,055	$64,953
Interest-bearing	867,002	868,538

Total deposits	944,057	933,491

Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	6,075	6,701

Total liabilities	991,256	981,316

Commitment and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(399)	(454)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,627,549 shares issued and outstanding)	216	216
Additional paid in capital	144,259	144,243
Retained deficit	(53,047)	(53,761)
Accumulated other comprehensive income	1,676	2,219

Total stockholders’ equity	111,422	111,180

Total liabilities and stockholders’ equity	$1,102,678	$1,092,496

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(dollars and shares in thousands, except per share data)

	March 31, 2012	March 31, 2011
Interest and dividend income
Interest and fees on non-covered loans	$7,687	$7,234
Interest and fees on FDIC covered loans	3,914	3,820
Interest on federal funds sold	1	2
Interest on deposits in other banks	12	14
Interest and dividends on securities
Taxable	2,077	1,912
Nontaxable	118	412

Total interest and dividend income	13,809	13,394
Interest expense
Interest on deposits	2,353	2,979
Interest on federal funds purchased	—	—
Interest on other borrowed funds	359	332

Total interest expense	2,712	3,311

Net interest income	11,097	10,083
Provision for loan losses	250	1,498

Net interest income after provision for loan losses	10,847	8,585

Noninterest income
Service charges on deposit accounts	617	576
FDIC indemnification asset amortization	(1,882)	(2,745)
Gain (loss) on securities transactions, net	(116)	661
Loss on sale of other real estate, net	(177)	(612)
Other	501	714

Total noninterest income	(1,057)	(1,406)

Noninterest expense
Salaries and employee benefits	4,238	4,204
Occupancy expenses	631	814
Equipment expenses	295	330
Legal fees	24	105
Professional fees	85	191
FDIC assessment	584	872
Data processing fees	517	452
Amortization of intangibles	565	565
Other operating expenses	1,471	1,678

Total noninterest expense	8,410	9,211

Income (loss) before income taxes	1,380	(2,032)
Income tax (expense) benefit	(390)	838

Net income (loss)	$990	$(1,194)
Dividends paid on preferred stock	221	—
Accretion of discount on preferred stock	55	51
Accumulated preferred dividends	—	221

Net income (loss) available to common stockholders	$714	$(1,466)

Net income (loss) per share — basic	$0.03	$(0.07)

Net income (loss) per share — diluted	$0.03	$(0.07)

Weighted average number of shares outstanding
basic	21,631	21,468
diluted	21,642	21,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(dollars in thousands, except per share data)

	Three months ended
	March 31, 2012	March 31, 2011
Net income (loss)	$990	$(1,194)

Other comprehensive income (loss):
Change in unrealized gain (loss) in investment securities	(938)	550
Tax related to unrealized gain (loss) in investment securities	319	(187)
Reclassification adjustment for gain (loss) in securities sold	116	(661)
Tax related to realized gain (loss) in securities sold	(40)	225

Total other comprehensive income (loss)	(543)	(73)

Total comprehensive income (loss)	$447	$(1,267)

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND

THE YEAR ENDED DECEMBER 31, 2011

(dollars and shares in thousands)

	Preferred Stock	Warrants	Discount on Preferred Stock	Common Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
				Shares	Amount

Balance January 1, 2011	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	206	—	—	—	(206)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Issuance of stock options	—	—	—	—	—	62	—	—	62
Net income	—	—	—	—	—	—	1,444	—	1,444
Other comprehensive income	—	—	—	—	—	—	—	2,364	2,364

Balance December 31, 2011 (Audited)	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	55	—	—	—	(55)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(221)	—	(221)
Issuance of stock options	—	—	—	—	—	16	—	—	16
Net income	—	—	—	—	—	—	990	—	990
Other comprehensive income	—	—	—	—	—	—	—	(543)	(543)

Balance March 31, 2012 (Unaudited)	$17,680	$1,037	$(399)	21,628	$216	$144,259	$(53,047)	$1,676	$111,422

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(dollars in thousands)

	March 31, 2012	March 31, 2011
Operating activities:
Net income (loss)	$990	$(1,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	1,009	1,023
Issuance of common stock options	16	—
Provision for loan losses	250	1,498
Deferred income taxes	391	—
Amortization of security premiums and accretion of discounts, net	793	403
Change in loans held for sale	231	—
Net loss (gain) on sale of securities	116	(661)
Net loss on sale and valuation of other real estate	177	612
Changes in assets and liabilities:
Decrease in other assets	2,997	9,468
(Increase) decrease in accrued expenses and other liabilities	(626)	3,350

Net cash provided by operating activities	6,344	14,499

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	39,491	43,188
Purchase of securities	(38,531)	(33,800)
Proceeds from sale of other real estate	3,354	927
Improvements of other real estate, net of insurance proceeds	10	—
Net (increase) decrease in loans, excluding covered loans	(8,774)	3,724
Net decrease in loans, covered by FDIC shared loss agreement	1,490	6,952
Principal recoveries of loans previously charged off	417	135
Purchase of premises and equipment, net	(113)	(76)

Net cash (used in) provided by investing activities	(2,656)	21,050

Financing activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits	10,566	(32,183)
Cash dividends paid	(221)	—

Net cash provided by (used in) provided by financing activities	10,345	(32,183)

Net increase (decrease) in cash and cash equivalents	14,033	(3,366)

Cash and cash equivalents:
Beginning of the period	$21,751	$33,381

End of the period	$35,784	$36,747

	March 31, 2012	March 31, 2011
Supplemental disclosures of cash flow information:
Interest paid	$3,055	$3,550
Income taxes paid	—	—
Transfers of OREO property	4,196	2,170

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

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2012.

The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when either earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards have provided common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” for both U.S. GAAP and IFRS (International

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Financial Reporting Standards) regulations. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are effective during interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company adopted this guidance with no material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to this ASU while FASB redeliberates future requirements. The Company adopted this guidance, except for the deferred items above, with no material impact on its consolidated financial statements. The Company does not expect the adoption of the deferred items to have a material impact on its consolidated financial statements.

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	March 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$15,381	$96	$(22)	$15,455
U.S. Gov’t sponsored agencies	1,003	20	—	1,023
State, county and municipal	78,078	3,660	(367)	81,371
Corporate and other bonds	6,788	9	(58)	6,739
Mortgage backed – U.S. Gov’t agencies	65,436	517	(355)	65,598
Mortgage backed – U.S. Gov’t sponsored agencies	64,509	681	(65)	65,125

Total Securities Available for Sale	$231,195	$4,983	$(867)	$235,311

Securities Held to Maturity
State, county and municipal	$12,161	$1,150	$—	$13,311
Mortgage backed – U.S. Gov’t agencies	11,936	786	—	12,722
Mortgage backed – U.S. Gov’t sponsored agencies	35,020	1,781	—	36,801

Total Securities Held to Maturity	$59,117	$3,717	$—	$62,834

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2011
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,255	$159	$—	$7,414
U.S. Gov’t sponsored agencies	1,005	28	—	1,033
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other bonds	4,801	1	(171)	4,631
Mortgage backed – U.S. Gov’t agencies	73,616	734	(257)	74,093
Mortgage backed – U.S. Gov’t sponsored agencies	82,966	778	(194)	83,550

Total Securities Available for Sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed – U.S. Gov’t agencies	12,743	822	—	13,565
Mortgage backed – U.S. Gov’t sponsored agencies	39,511	2,030	—	41,541

Total Securities Held to Maturity	$64,422	$4,163	$—	$68,585

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,429	$2,457	$11,632	$11,669
Due after one year through five years	50,022	52,887	105,155	105,689
Due after five years through ten years	6,666	7,490	94,740	98,186
Due after ten years	—	—	19,668	19,767

Total securities	$59,117	$62,834	$231,195	$235,311

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (OTTI) of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended March 31
	2012	2011
Gross realized gains	$38	$661
Gross realized losses	(154)	—

Net securities gains (loss)	$(116)	$661

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had impairment losses other than temporary in nature for the three months ended March 31, 2012 and 2011.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2012 and December 31, 2011 were as follows (dollars in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$10,400	$(22)	$—	$—	$10,400	$(22)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	20,281	(367)	—	—	20,281	(367)
Corporate and other bonds	2,956	(58)	—	—	2,956	(58)
Mortgage backed – U.S. Gov’t agencies	34,325	(355)	—	—	34,325	(355)
Mortgage backed – U.S. Gov’t sponsored agencies	16,073	(65)	—	—	16,073	(65)

Total	$84,035	$(867)	$—	$—	$84,035	$(867)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	1,242	(7)	—	—	1,242	(7)
Corporate and other bonds	4,380	(171)	—	—	4,380	(171)
Mortgage backed – U.S. Gov’t agencies	38,324	(257)	—	—	38,324	(257)
Mortgage backed – U.S. Gov’t sponsored agencies	25,435	(194)	—	—	25,435	(194)

Total	$69,381	$(629)	$—	$—	$69,381	$(629)

The unrealized losses in the investment portfolio at March 31, 2012 and December 31, 2011 are generally a result of market fluctuations that occur daily. The unrealized losses are from 63 securities at March 31, 2012 that are all of investment grade, backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $46.9 million and $34.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure deposits and for other purposes required or permitted by law. At March 31, 2012 and December 31, 2011, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

3. LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at March 31, 2012 and December 31, 2011 were comprised of the following (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$127,111	23.15%	$127,200	23.34%
Commercial	231,274	42.13	220,471	40.46
Construction and land development	67,240	12.25	75,691	13.89
Second mortgages	8,458	1.54	8,129	1.49
Multifamily	19,785	3.60	19,746	3.62
Agriculture	10,897	1.99	11,444	2.10

Total real estate loans	464,765	84.66	462,681	84.90
Commercial loans	73,959	13.47	72,149	13.24
Consumer installment loans	8,597	1.57	8,461	1.55
All other loans	1,659	0.30	1,659	0.31

Gross loans	548,980	100.00%	544,950	100.00%

Less unearned income on loans	(191)		(232)

Non-covered loans, net of unearned income	$548,789		$544,718

The Company held $41.8 million and $36.5 million in purchased government-guaranteed loans of the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2012 and December 31, 2011, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances include an unamortized purchase premium of $4.1 million and $3.6 million at March 31, 2012 and December 31, 2011, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield using the interest method.

At March 31, 2012 and December 31, 2011, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At March 31, 2012 and December 31, 2011, a portion of the construction and land development loans presented above contain interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

Interest reserves recognized as interest income on construction loans with interest reserves were $27,000 and zero for the three months ended March 31, 2012 and 2011, respectively. Nonperforming construction loans with interest reserves were $4.9 million and zero at March 31, 2012 and 2011, respectively.

Average investment in impaired loans was $41.9 million and $48.3 million as of March 31, 2012 and March 31, 2011, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, estimated interest income of $540,000 and $996,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of March 31, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	$4,388	$4,495	$1,231	$4,034	$5
Commercial	6,082	6,253	751	5,471	—
Construction and land development	1,867	4,888	358	4,802	3
Second mortgages	234	250	101	191	1
Multifamily	—	—	—	—	—
Agriculture	—	—	—	21	—

Total real estate loans	12,571	15,886	2,441	14,519	9
Commercial loans	581	934	139	1,115	—
Consumer installment loans	152	163	53	104	—
All other loans	—	—	—	—	—

Subtotal impaired loans with valuation allowance	$13,304	$16,983	$2,633	$15,738	$9

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	$2,724	$3,204	$—	$3,815	$9
Commercial	7,151	7,469	—	7,951	73
Construction and land development	8,715	11,559	—	14,086	—
Second mortgages	—	—	—	43	—
Multifamily	—	—	—	—	—
Agriculture	54	68	—	32	—

Total real estate loans	18,644	22,300	—	25,927	82
Commercial loans	299	311	—	236	—
Consumer installment loans	41	41	—	18	—
All other loans	—	—	—	—	—

Subtotal impaired loans without valuation	$18,984	$22,652	$—	$26,181	$82

Total:
Mortgage loans on real estate:
Residential 1-4 family	$7,112	$7,699	$1,231	$7,849	$14
Commercial	13,233	13,722	751	13,422	73
Construction and land development	10,582	16,447	358	18,888	3
Second mortgages	234	250	101	234	1
Multifamily	—	—	—	—	—
Agriculture	54	68	—	53	—

Total real estate loans	31,215	38,186	2,441	40,446	91
Commercial loans	880	1,245	139	1,351	—
Consumer installment loans	193	204	53	122	—
All other loans	—	—	—	—	—

Total impaired loans	$32,288	$39,635	$2,633	$41,919	$91

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,432	$3,497	$1,000	$4,328	$2
Commercial	6,240	6,362	713	4,917	—
Construction and land development	3,541	6,611	653	6,247	1
Second mortgages	143	156	80	177	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	79	—

Total real estate loans	13,356	16,626	2,446	15,748	3
Commercial loans	868	874	306	1,347	—
Consumer installment loans	70	71	13	73	—
All other loans	—	—	—	—	—

Subtotal impaired loans with valuation allowance	$14,294	$17,571	$2,765	$17,168	$3

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,083	$3,565	$—	$4,403	$24
Commercial	7,972	8,454	—	7,295	126
Construction and land development	9,471	12,894	—	15,098	10
Second mortgages	59	59	—	86	—
Multifamily	—	—	—	—	—
Agriculture	53	53	—	21	—

Total real estate loans	20,638	25,025	—	26,903	160
Commercial loans	209	593	—	357	—
Consumer installment loans	17	17	—	28	1
All other loans	—	—	—	—	—

Subtotal impaired loans without valuation	$20,864	$25,635	$—	$27,288	$161

Total:
Mortgage loans on real estate:
Residential 1-4 family	$6,515	$7,062	$1,000	$8,731	$24
Commercial	14,212	14,816	713	12,212	126
Construction and land development	13,012	19,505	653	21,345	10
Second mortgages	202	215	80	263	—
Multifamily	—	—	—	—	—
Agriculture	53	53	—	100	—

Total real estate loans	33,994	41,651	2,446	42,651	160
Commercial loans	1,077	1,467	306	1,704	—
Consumer installment loans	87	88	13	101	1
All other loans	—	—	—	—	—

Total impaired loans	$35,158	$43,206	$2,765	$44,456	$161

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table represents non-covered nonaccruals by loan category as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$5,677	$5,320
Commercial	8,240	9,187
Construction and land development	10,388	12,718
Second mortgages	185	189
Multifamily	—	—
Agriculture	54	53

Total real estate loans	24,544	27,467
Commercial loans	880	1,003
Consumer installment loans	177	72
All other loans	—	—

Total loans	$25,601	$28,542

Troubled debt restructures, some substandard, and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2012 and December 31, 2011, is set forth in the table below (dollars in thousands):

	March 31, 2012	December 31, 2011
Nonaccruals	$25,601	$28,542
Trouble debt restructure and still accruing	5,695	5,946
Substandard and still accruing	992	546
Doubtful and still accruing	—	124

Total impaired	$32,288	$35,158

The following table presents an age analysis of past due status of non-covered loans by category as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,248	$5,677	$6,925	$120,186	$127,111	$—
Commercial	2,530	8,240	10,770	220,504	231,274	—
Construction and land development	276	10,791	11,067	56,173	67,240	403
Second mortgages	31	185	216	8,242	8,458	—
Multifamily	—	—	—	19,785	19,785	—
Agriculture	—	54	54	10,843	10,897	—

Total real estate loans	4,085	24,947	29,032	435,733	464,765	403
Commercial loans	46	880	926	73,033	73,959	—
Consumer installment loans	35	177	212	8,385	8,597	—
All other loans	—	—	—	1,659	1,659	—

Total loans	$4,166	$26,004	$30,170	$518,810	$548,980	$403

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2011
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,743	$5,320	$7,063	$120,137	$127,200	$—
Commercial	1,085	11,192	12,277	208,194	220,471	2,005
Construction and land development	2,924	12,718	15,642	60,049	75,691	—
Second mortgages	709	189	898	7,231	8,129	—
Multifamily	—	—	—	19,746	19,746	—
Agriculture	—	53	53	11,391	11,444	—

Total real estate loans	6,461	29,472	35,933	426,748	462,681	2,005
Commercial loans	87	1003	1,090	71,059	72,149	—
Consumer installment loans	93	72	165	8,296	8,461	—
All other loans	—	—	—	1,659	1,659	—

Total loans	$6,641	$30,547	$37,188	$507,762	$544,950	$2,005

The following table presents activity in the allowance for loan losses on non-covered loans by loan category for the three months ended March 31, 2012 (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	March 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$911	$(458)	$—	$3,904
Commercial	3,048	299	—	58	3,405
Construction and land development	5,729	(958)	(830)	49	3,990
Second mortgages	296	(1)	—	—	295
Multifamily	224	(1)	—	—	223
Agriculture	25	7	—	—	32

Total real estate loans	12,773	257	(1,288)	107	11,849
Commercial loans	1,810	205	(222)	27	1,820
Consumer installment loans	241	34	(47)	23	251
All other loans	11	4	—	—	15

Total loans	$14,835	$500	$(1,557)	$157	$13,935

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents activity in the allowance for loan losses on non-covered loans by loan category for the year ended December 31, 2011 (dollars in thousands):

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(998)	$(1,831)	$18	$3,451
Commercial	5,287	563	(2,856)	54	3,048
Construction and land development	10,039	(288)	(4,123)	101	5,729
Second mortgages	406	(32)	(81)	3	296
Multifamily	260	(36)	—	—	224
Agriculture	266	(241)	—	—	25

Total real estate loans	22,520	(1,032)	(8,891)	176	12,773
Commercial loans	2,691	2,527	(3,615)	207	1,810
Consumer installment loans	257	67	(288)	205	241
All other loans	75	(64)	—	—	11

Total loans	$25,543	$1,498	$(12,794)	$588	$14,835

The following table presents information on the non-covered loans evaluated for impairment in the allowance for loan losses as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,322	$2,582	$3,904	$9,997	$117,114	$127,111
Commercial	811	2,594	3,405	18,029	213,245	231,274
Construction and land development	1,360	2,630	3,990	20,758	46,482	67,240
Second mortgages	114	181	295	406	8,052	8,458
Multifamily	—	223	223	—	19,785	19,785
Agriculture	—	32	32	53	10,844	10,897

Total real estate loans	3,607	8,242	11,849	49,243	415,522	464,765
Commercial loans	167	1,653	1,820	1,310	72,649	73,959
Consumer installment loans	56	195	251	204	8,393	8,597
All other loans	—	15	15	—	1,659	1,659

Total loans	$3,830	$10,105	$13,935	$50,757	$498,223	$548,980

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,088	$2,363	$3,451	$8,921	$118,279	$127,200
Commercial	829	2,219	3,048	20,780	199,691	220,471
Construction and land development	1,792	3,937	5,729	22,538	53,153	75,691
Second mortgages	105	191	296	418	7,711	8,129
Multifamily	—	224	224	—	19,746	19,746
Agriculture	2	23	25	330	11,114	11,444

Total real estate loans	3,816	8,957	12,773	52,987	409,694	462,681
Commercial loans	308	1,502	1,810	1,250	70,899	72,149
Consumer installment loans	32	209	241	348	8,113	8,461
All other loans	1	10	11	127	1,532	1,659

Total loans	$4,157	$10,678	$14,835	$54,712	$490,238	$544,950

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans total $18.5 million and $19.6 million at March 31, 2012 and December 31, 2011, respectively. The allowance for loans losses allocated to these loans is $1.2 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $41.8 million and $36.5 million at March 31, 2012 and December 31, 2011, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$109,548	$7,925	$9,638	$—	$127,111
Commercial	185,129	28,936	17,209	—	231,274
Construction and land development	29,417	17,820	20,003	—	67,240
Second mortgages	7,541	570	347	—	8,458
Multifamily	15,646	4,139	—	—	19,785
Agriculture	10,505	338	54	—	10,897

Total real estate loans	357,786	59,728	47,251	—	464,765
Commercial loans	71,085	1,474	1,340	60	73,959
Consumer installment loans	8,091	274	232	—	8,597
All other loans	1,659	—	—	—	1,659

Total loans	$438,621	$61,476	$48,823	$60	$548,980

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$107,926	$10,519	$8,688	$67	$127,200
Commercial	162,744	39,506	18,221	—	220,471
Construction and land development	34,391	18,876	22,424	—	75,691
Second mortgages	7,135	576	418	—	8,129
Multifamily	16,199	3,547	—	—	19,746
Agriculture	10,897	494	53	—	11,444

Total real estate loans	339,292	73,518	49,804	67	462,681
Commercial loans	68,511	1,983	1,597	58	72,149
Consumer installment loans	7,878	235	343	5	8,461
All other loans	1,659	—	—	—	1,659

Total loans	$417,340	$75,736	$51,744	$130	$544,950

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

In accordance with ASU 2011-02, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. No loans were modified during the three months ended March 31, 2012 in a manner in which they would be considered TDRs.

During the three months ended March 31, 2011 the Company modified five loans that were considered to be TDRs. The Company extended the terms for four of these loans and lowered the interest rate for five of these loans. These restructures included payments of $562,000 for five of these loans and a charge-off of $896,000 for one loan. The following table presents information relating to loans modified as TDRs during the three months ended March 31, 2011 (dollars in thousands):

	March 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$722	$679
Commercial	1	2,926	1,540
Construction and land development	—	—	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	4	3,648	2,219
Commercial loans	1	560	531
Consumer installment loans	—	—	—
All other loans	—	—	—

Total loans	5	$4,208	$2,750

During the three months ended March 31, 2012, two loans that had been restructured during the previous 12 months went into default. A loan is considered to be in default if it is 90 days or more past due. The following table presents information relating to TDRs that resulted in default during the three months ended March 31, 2012 (dollars in thousands):

	March 31, 2012
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	1	$100
Commercial	—	—
Construction and land development	1	54
Second mortgages	—	—
Multifamily	—	—
Agriculture	—	—

Total real estate loans	2	154
Commercial loans	—	—
Consumer installment loans	—	—
All other loans	—	—

Total loans	2	$154

There were no defaults on loans restructured during the previous 12 months during the three months ended March 31, 2011. In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with ASC 310-10-35, Receivables, Subsequent Measurement.[

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

At March 31, 2012, the Company had 1-4 family mortgages in the amount of $157.9 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $107.0 million.

4. LOANS COVERED BY FDIC SHARED LOSS AGREEMENT (COVERED LOANS)

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of Suburban Federal Savings Bank (SFSB). The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

As of March 31, 2012 and December 31, 2011, the outstanding balance of the covered loans was $154.0 million and $160.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$82,533	87.15%	$84,734	86.85%
Commercial	2,119	2.24	2,170	2.22
Construction and land development	3,688	3.89	4,260	4.38
Second mortgages	5,860	6.19	5,894	6.04
Multifamily	314	0.33	316	0.32
Agriculture	176	0.19	179	0.18

Total real estate loans	94,690	99.99	97,553	99.99
Commercial loans	—	—	—	—
Consumer installment loans	5	0.01	8	0.01
All other loans	—	—	—	—

Total covered loans	$94,695	100.00%	$97,561	100.00%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses on covered loans for the three months ended March 31, 2012 and the year ended December 31, 2011 was comprised of the following the following (dollars in thousands):

	$(327) 00	$(327) 00	$(327) 00	$(327) 00	$(327) 00
	December 31, 2011	Provision Allocation	Charge offs	Recoveries	March 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(260)	$(12)	$9	$210
Commercial	303	(53)	—	—	250
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	63	(315)	252	—
Agriculture	—	—	—	—	—

Total real estate loans	776	(250)	(327)	261	460
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$776	$(250)	$(327)	$261	$460

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$53	$—	$473
Commercial	303	—	—	—	303
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	—	—

Total real estate loans	829	—	53	—	776
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$829	$—	$53	$—	$776

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$210	$82,533	$473	$84,734
Commercial	250	2,119	303	2,170
Construction and land development	—	3,688	—	4,260
Second mortgages	—	5,860	—	5,894
Multifamily	—	314	—	316
Agriculture	—	176	—	179

Total real estate loans	460	94,690	776	97,553
Commercial loans	—	—	—	—
Consumer installment loans	—	5	—	8
All other loans	—	—	—	—

Total covered loans	$460	$94,695	$776	$97,561

The change in the accretable yield balance for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows (dollars in thousands):

Balance, January 1, 2011	$75,718
Accretion	(17,525)
Reclassification to Non-accretable Yield	(1,883)

Balance, December 31, 2011	56,310
Accretion	(3,914)
Reclassification from Non-accretable Yield	608

Balance, March 31, 2012	$53,004

The covered loans are not classified as nonperforming assets as of March 31, 2012, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans. As of March 31, 2012, there was an allowance for loan losses recorded on covered loans of $460,000. This allowance is the result of a change in the timing of expected cash flows for one of the covered loan pools.

5. FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. Prior to the third quarter of 2011,

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

reimbursements for losses on single family one-to-four mortgage loans were made monthly. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements. The fair value of the shared loss agreement is detailed below.

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared loss agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

In addition to the premium amortization, the balance of the FDIC indemnification asset is affected by expected payments from the FDIC. Under the terms of the shared loss agreements, the FDIC will reimburse the Company for loss events incurred related to the covered loan portfolio. These events include such things as future writedowns due to decreases in the fair market value of OREO, net loan charge offs and recoveries, and net gains and losses on OREO sales.

The following table presents the balances of the FDIC indemnification asset at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2011	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	1,902	1,522		1,522
Decreases:
Net accretion of premium			(10,364)	(10,364)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(3,319)	(2,655)		(2,655)
OREO sales	(2,764)	(2,211)		(2,211)
Reimbursements requested from FDIC	(2,525)	(2,020)		(2,020)
Reforecasted Change in Anticipated Expected Losses	(10,831)	(8,665)	8,665	—

December 31, 2011	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	134	107		107
Decreases:
Net amortization of premium			(1,882)	(1,882)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(283)	(226)		(226)
OREO sales	(366)	(293)		(293)
Reimbursements requested from FDIC	(144)	(115)		(115)
Reforecasted Change in Anticipated Expected Losses	(2,390)	(1,912)	1,912	—

March 31, 2012	$25,664	$20,532	$19,700	$40,232

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

6. OTHER INTANGIBLES

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets. Core deposit intangibles resulting from the Georgia and Maryland transactions equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Other intangible assets are presented in the following table (dollars in thousands):

Core Deposit Intangibles
Balance, January 1, 2011	$14,819
Amortization	(2,261)

Balance, December 31, 2011	12,558
Amortization	(565)

Balance, March 31, 2012	$11,993

7. DEPOSITS

The following table provides interest-bearing deposit information, by type, as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
NOW	$119,356	$128,758
MMDA	113,365	115,397
Savings	72,587	69,872
Time deposits less than $100,000	318,016	326,383
Time deposits $100,000 and over	243,678	228,128

Total interest-bearing deposits	$867,002	$868,538

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents activity in accumulated other comprehensive income as of March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31, 2012
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,257	$(1,038)	$2,219
Current period other comprehensive income	(543)	—	(543)

Ending balance	$2,714	$(1,038)	$1,676

	Three months ended March 31, 2011
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$(145)	$—	$(145)
Current period other comprehensive income	(73)	—	(73)

Ending balance	$(218)	$—	$(218)

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of March 31, 2012.

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

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$15,455	$10,194	$5,261	$—
U.S. Gov’t sponsored agencies	1,023	—	1,023	—
State, county, and municipal	81,371	4,212	77,159	—
Corporate and other bonds	6,739	—	6,739	—
Mortgage backed – U.S. Gov’t agencies	65,598	—	65,598	—
Mortgage backed – U.S. Gov’t sponsored agencies	65,125	—	65,125	—

Total investment securities available for sale	235,311	14,406	220,905	—
Loans held for resale	349	—	349	—

Total assets at fair value	$235,660	$14,406	$221,254	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,414	$2,099	$5,315	$—
U.S. Gov’t sponsored agencies	1,033	—	1,033	—
State, county and municipal	62,043	1,821	60,222	—
Corporate and other bonds	4,631	—	4,631	—
Mortgage backed – U.S. Gov’t agencies	74,093	—	74,093	—
Mortgage backed – U.S. Gov’t sponsored agencies	83,550	—	83,550	—

Total investment securities available for sale	232,764	3,920	228,844	—

Loans held for resale	580	—	580	—

Total assets at fair value	$233,344	$3,920	$229,424	$—

Total liabilities at fair value	$—	$—	$—	$—

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

The Company utilizes a third party vendor to provide fair value data for purposes of determining the fair value of its available for sale securities portfolio. The third party vendor uses a reputable pricing company for security market data. The third party vendor has controls and edits in place for month-to-month market checks and zero pricing, and a Statement on Standards for Attestation Engagements No. 16 report is obtained from the third party vendor on an annual basis. The Company makes no adjustments to the pricing service data received for its securities available for sale.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2012 and still held on the consolidated balance sheet at March 31, 2012, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$20,916	$—	$9,511	$11,405
Other real estate owned (OREO), non-covered	12,696	—	—	12,696
Other real estate owned (OREO), covered	3,974	—	38	3,936

Total assets at fair value	$37,586	$—	$9,549	$28,037

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$22,082	$308	$8,857	$12,917
Other real estate owned (OREO), non-covered	10,252	—	—	10,252
Other real estate owned (OREO), covered	5,764	—	533	5,231

Total assets at fair value	$38,098	$308	$9,390	$28,400

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2012 and December 31, 2011, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

The Company may also identify collateral deterioration based on current market sales data, including price and absorption, as well as input from real estate sales professionals and developers, county or city tax assessments, market data and on-site inspections by Company personnel. Internally prepared estimates generally result from current market data and actual sales data related to the Company’s collateral or where the collateral is located. When management determines that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. In instances where an appraisal received subsequent to an internally prepared estimate reflects a higher collateral value, management does not revise the carrying amount. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest rate is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Reviews of classified loans are performed by management on a quarterly basis.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Other real estate owned, covered and non-covered

Other real estate owned (OREO) assets are adjusted to fair value less estimated selling costs upon transfer of the related loans to OREO property. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value due to such things as absorption rates and market conditions, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value.

	March 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	59,117	62,834	—	62,834	—
Loans, non-covered	534,854	528,014	—	528,014	—
Loans, covered	94,235	107,806	—	—	107,806
FDIC indemnification asset	40,232	21,013	—	—	21,013

Financial liabilities:
Interest-bearing deposits	867,002	868,997	—	868,997	—
Borrowings	41,124	44,833	—	44,833	—

	December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	64,422	68,585	—	68,585	—
Loans, non-covered	529,883	522,960	—	522.960	—
Loans, covered	96,785	99,008	—	—	99,008
FDIC indemnification asset	42,641	22,892	—	—	22,892

Financial liabilities:
Interest-bearing deposits	868,538	870,909	—	870,909	—
Borrowings	41,124	45,002	—	45,002	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2012. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

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

(dollars and shares in thousands, except per share data)	Net Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2012
Shares issued		21,628
Unissued vested restricted stock		3

Basic EPS	$714	21,631	$0.03
Effect of dilutive stock awards	—	11	—

Diluted EPS	$714	21,642	$0.03

For the three months ended March 31, 2011
Basic EPS	$(1,466)	21,468	$(0.07)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(1,466)	21,468	$(0.07)

Excluded from the computation of diluted earnings per share were 1.9 million and 5.1 million common shares issuable under awards, options or warrants, during the three months ended March 31, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Cumulative dividends on the Series A Preferred Stock are payable at 5% per annum through December 19, 2013, and at a rate of 9% per annum thereafter. The Company may defer dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. Deferred dividends also accrue interest at the same rate as the dividend. The failure to pay dividends for six dividend periods triggers the right for the holder of the Series A Preferred Stock to appoint two directors to the Company’s board.

As of March 31, 2012, the Company had deferred six payments of its regular quarterly cash dividend, each in the amount of $221,000, with respect to the Series A Preferred Stock. The total amount of accumulated dividends was $1.3 million as of March 31, 2012. Interest on these deferred payments was insignificant and has been accrued in accordance with GAAP. The Company had paid, on March 16, 2012, one quarterly cash dividend and all outstanding interest through March 16, 2012 on both that payment, which had been deferred since February 15, 2012, and the six dividend payments that the Company had previously deferred.

11. DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010, resulting in a curtailment gain included in pension expense of $210,000 in 2010.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost

	Three months ended
(dollars in thousands)	March 31, 2012	March 31, 2011
Service cost	$—	$—
Interest cost	63	65
Expected return on plan assets	(102)	(75)
Recognized net actuarial (gain) loss	17	—

Net periodic benefit cost	$(23)	$(10)

At March 31, 2012, employer contributions totalled $2.0 million for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12. CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2011 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of May 15, 2012, these issues remain open.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2012 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2012 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia.

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

The Company makes certain forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, future strategy, and financial and other goals. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when either earning income, recognizing an expense, recovering an asset or relieving a liability. For example, the Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Allowance for Loan Losses on Covered Loans

The assets acquired in the Suburban Federal Savings Bank (SFSB) transaction are covered by shared loss agreements with the FDIC. Under the shared loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. Prior to the third quarter of 2011, reimbursements for losses on single family one–to-four mortgage loans were made monthly. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements.

The Company evaluated the acquired covered loans and has elected to account for them under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3).

The covered loans are subject to the credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the date that the covered loans were acquired, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the FDIC shared loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairments in the current period through allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

FASB ASC 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of FASB ASC 310, which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through allowance for loan losses.

The Company’s acquired loans from the SFSB transaction (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

Other Intangible Assets

The Company is accounting for other intangible assets in accordance with FASB ASC 350, Intangibles - Goodwill and Others. Under FASB ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. The core deposit intangible is evaluated for impairment in accordance with FASB ASC 350.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $4.7 million. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2012, net income available to common stockholders was $714,000, or $0.03 per common share on a diluted basis, compared with a net loss available to common stockholders of $1.5 million, or $0.07 per common share on a diluted basis, for the quarter ended March 31, 2011. The change in earnings was the result of a reduction of $1.2 million in provision for loan losses, an increase of $1.0 million in net interest income, a reduction of $801,000 in noninterest expenses and an increase of $349,000 in noninterest income.

Interest income increased $415,000, or 3.1%, from $13.4 million in the first quarter of 2011 to $13.8 million for the same period in 2012. Increases in both the amount of average interest-earning assets and the yield on interest-earning assets contributed to this increase. Average interest-earning assets increased from $950.7 million in the first quarter of 2011 to $958.9 million in the first quarter of 2012. The yield on interest-earning assets increased from 5.73% for the first quarter of 2011 to 5.79% for the first quarter of 2012.

Interest expense declined 18.1%, or $599,000, from $3.3 million in the first quarter of 2011 to $2.7 million for the first quarter of 2012. The average balance of interest-bearing liabilities declined over this time frame, from $919.2 in the first quarter of 2011 to $907.8 million in the first quarter of 2012. Additionally, the cost of interest-bearing liabilities declined from 1.44% in the first quarter of 2011 to 1.20% in the first quarter of 2012.

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

Net interest income increased $1.0 million, or 10.1%, from $10.1 million in the first quarter of 2011 to $11.1 million in the first quarter of 2012. The net interest margin improved due to an increase in the yield on earning assets, from 5.73% in the first quarter of 2011, to 5.79% in the first quarter of 2012. This improvement was driven by performance on loans covered by the shared loss agreements with the FDIC. The yield on covered loans equaled 16.39% for the quarter ended March 31, 2012, an improvement of 280 basis points from 13.59% for the quarter ended March 31, 2011. This is primarily the result of better than expected performance on these loans since the forecast at the acquisition date. FDIC covered loans are held on the balance sheet at carrying value.

Additionally, the cost of interest-bearing liabilities declined 24 basis points, or $599,000, providing additional improvements in both the interest spread and net interest margin. The net interest spread was 4.29% and 4.59% and the net interest margin was 4.33% and 4.65%, respectively, in the first quarter of 2011 and the first quarter of 2012.

At December 31, 2010, the acquisition, construction and development (ADC) pool originally purchased from the FDIC in 2009 had a carrying value of $410,000 in accordance with FASB ASC 310-30 (originally issued as AICPA Statement of Position No. 03-3, Loans and Debt Securities Acquired with Deteriorated Credit Quality). The amount and timing of future cash flows on the ADC pool, based on an analysis of the loans in the pool, were determined to be not reasonably estimatable. As a result, during the quarter ended March 31, 2011, management applied the cost recovery method to the ADC loan pool, which requires that all cash payments first be applied to principal. During the first quarter of 2011, sufficient cash payments were received on the ADC pool to lower the carrying value to $0, with excess payments being applied to interest income. Any subsequent payments will now be recognized as interest income.

The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2012 and 2011. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended March 31, 2012			Three months ended March 31, 2011
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$549,019	$7,687	5.60%	$517,805	$7,234	5.59%
FDIC covered loans, including fees	95,546	3,914	16.39	112,463	3,820	13.59

Total loans	644,565	11,601	7.20	630,268	11,054	7.02
Interest-bearing bank balances	16,565	12	0.28	14,681	14	0.39
Federal funds sold	2,967	1	0.10	4,611	2	0.19
Securities (taxable)	282,510	2,077	2.94	257,244	1,912	2.97
Securities (tax exempt)(1)	12,314	179	5.81	43,874	624	5.69

Total earning assets	958,921	13,870	5.79	950,678	13,606	5.73
Allowance for loan losses	(15,711)			(24,918)
Non-earning assets	150,278			169,080

Total assets	$1,093,488			$1,094,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$235,663	$244	0.41	$232,483	$346	0.60
Savings	71,148	72	0.41	64,958	85	0.52
Time deposits	559,709	2,037	1.46	580,509	2,548	1.76

Total deposits	866,520	2,353	1.09	877,950	2,979	1.36
Federal funds purchased	185	0	0.61	140	1	0.61
FHLB and other borrowings	41,124	359	3.50	41,124	331	3.22

Total interest-bearing liabilities	907,829	2,712	1.20	919,214	3,311	1.44
Noninterest-bearing deposits	69,036			62,459
Other liabilities	4,868			5,548

Total liabilities	981,733			987,221
Stockholders’ equity	111,755			107,619

Total liabilities and stockholders’ equity	$1,093,488			$1,094,840

Net interest earnings		$11,158			$10,295

Net interest spread			4.59%			4.29%

Net interest margin			4.65%			4.33%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The Company reported total provision for loan losses of $250,000 at March 31, 2012. The provision for loan losses for non-covered loans was $500,000 for the quarter ended March 31, 2012. This compares with a provision for loan losses of $1.5 million for the first quarter of 2011. The allowance for loan losses for covered loans was reduced by $250,000 in the first quarter of 2012 as a result of an improved risk profile within the covered loan portfolio. While the covered loan portfolio contains significant risk, this risk was considered in determining the initial fair value, which was reflected as the carrying value recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets.

The ratio of the allowance for loan losses to non-covered nonaccrual loans was 54.4% at March 31, 2012, compared with 51.3% at March 31, 2011. The ratio of the allowance for loan losses to total non-covered loans was 2.54% at March 31, 2012, compared with 4.19% at March 31, 2011. The decrease in this ratio from March 31, 2011 to March 31, 2012 is the result of the Company’s aggressive charge-off strategy, coupled with a lower volume of nonperforming loans. In addition, the Bank held $41.8 million in government-guaranteed loans of the United States Department of Agriculture (USDA) at March 31, 2012, with no allowance for loan losses required because of the guarantee. Net charged-off loans have trended lower since March 31, 2011 and were $1.4 million for the first quarter of 2012, compared with $5.5 million in the first quarter of 2011.

Noninterest Income

When comparing the first quarter of 2012 to the first quarter of 2011, noninterest income increased 24.8%, or $349,000. Noninterest income was negative $1.4 million in the first quarter of 2011 compared with negative $1.1 million for the same period in 2012. Indemnification asset amortization was the largest contributor to the increase, as it declined by $863,000, from negative $2.7 million in the first quarter of 2011 to negative $1.9 million in the first quarter of 2012. Gain/(loss) on sale of OREO declined from a loss of $612,000 in the first quarter of 2011 to a loss of $177,000 in the first quarter of 2012. The decline is the result of stabilization in market prices on real estate in the Virginia and Maryland markets, coupled with a lower volume of properties classified as OREO within the covered portfolio in the first quarter of 2012 compared with the first quarter of 2011. This had a positive impact of $435,000 on noninterest income for the comparison period. Service charges on deposit accounts increased $41,000 from the first quarter of 2011 to the same period in 2012 and were $576,000 and $617,000, respectively.

Offsetting these increases in noninterest income in the first quarter of 2012 compared to the same period in 2011 were reductions in gains/(loss) on sale of securities and other noninterest income. Gains/(loss) on sale of securities decreased by $777,000, from a $661,000 gain in the first quarter of 2011 to a loss of $116,000 for the same period in 2012. Other noninterest income decreased $213,000 over the reporting period and was $714,000 in the first quarter of 2011 and $501,000 in the first quarter of 2012. This decrease is the result of fewer reimbursable losses from the FDIC for problem credit dispositions under the shared loss agreements.

Noninterest Expense

Noninterest expense was $8.4 million in the first quarter of 2012 and decreased by 8.7%, or $801,000, from noninterest expense of $9.2 million in the first quarter of 2011. Several line items within noninterest expense exhibited decreases, led by a $288,000 reduction in FDIC assessment, due to the smaller deposit base and a revision in the FDIC methodology, and a decline of $207,000 in other operating expense. When comparing the first quarter of 2012 to the first quarter of 2011, occupancy expenses declined $183,000, professional fees declined $106,000, legal fees declined $81,000, and equipment expense declined $35,000. Within other operating expenses, bank franchise tax declined $107,000, credit expense declined $58,000, and advertising expense declined $38,000.

Offsetting these expense decreases were increases over the same periods of $65,000 in data processing fees, and $34,000 in salaries and employee benefits.

Income Taxes

Income tax expense was $390,000 for the three months ended March 31, 2012, compared with an income tax benefit of $838,000 that was recognized in the first quarter of 2011.

FINANCIAL CONDITION

General

At March 31, 2012, the Company had total assets of $1.103 billion, an increase of $10.2 million, or 1.0%, from total assets of $1.092 billion at December 31, 2011. Total loans, including $94.7 million in loans covered by the FDIC shared loss agreements, were $643.5 million at March 31, 2012, increasing from $642.3 million at December 31, 2011. The carrying value of covered loans declined $2.9 million, or 2.9%, from December 31, 2011 to March 31, 2012. Non-covered loans increased $4.1 million, from $544.7 million at December 31, 2011 to $548.8 million at March 31, 2012. The largest increase occurred in commercial real estate loans, which increased $10.8 million, or 4.9%, from $220.5 million at December 31, 2011 to $231.3 million at March 31, 2012. Construction and land development loans declined $8.5 million, or 11.2%, from $75.7 million at December 31, 2011 to $67.2 million at March 31, 2012.

During the third quarter of 2011, the Bank began purchasing government-guaranteed loans under programs administered by the USDA. The Bank has purchased only the government-guaranteed portion of any of the loans that have been originated by other financial institutions. In the first quarter of 2012, $5.3 million in USDA loan balances were added, bringing the total to $41.8 million at March 31, 2012. USDA balances are reflected in non-covered loans and are classified according to collateral and purpose.

The allowance for loan losses to non-covered loans was 2.54% at March 31, 2012 compared with 2.72% at December 31, 2011. Excluding USDA government-guaranteed loan balances, the allowance for loan losses to total non-covered loans would have been 2.75% at March 31, 2012 and 2.92% at December 31, 2011.

The Company’s securities portfolio, excluding equity securities, decreased $2.8 million, or 1.0%, during the quarter ended March 31, 2012 to $294.4 million. The Company had cash and cash equivalents of $35.8 million at March 31, 2012, compared with $21.8 million at December 31, 2011. There were Federal funds sold of $2.5 million at March 31, 2012 compared with no Federal funds sold at December 31, 2011.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $235.3 million at March 31, 2012 and $232.8 million at December 31, 2011. At March 31, 2012, the Company had a net unrealized gain on the AFS portfolio of $4.1 million compared with a net unrealized gain of $4.9 million at December 31, 2011.

Total deposits at March 31, 2012 were $944.1 million, an increase of $10.6 million from December 31, 2011. Interest-bearing deposits at March 31, 2012 were $867.0 million, a decrease of $1.5 million from December 31, 2011. Noninterest-bearing deposits increased $12.1 million during the first quarter of 2012 and were $77.1 million at March 31, 2012. Management continues to focus on increasing noninterest-bearing balances and, as a result, prices interest-bearing balances to encourage migration within its deposit base.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of March 31, 2012 and December 31, 2011.

Stockholders’ equity at March 31, 2012 was $111.4 million, or 10.1% of total assets, compared with stockholders’ equity of $111.2 million, or 10.2% of total assets, at December 31, 2011.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $38.7 million at March 31, 2012 and net charge offs were $1.4 million for the three months ended March 31, 2012. This compares with nonperforming assets of $40.8 million and net charge offs of $12.2 million at and for the year ended December 31, 2011.

Nonperforming non-covered loans decreased $4.5 million during the first quarter of 2012. Additions to nonaccrual loans totaled $3.2 million, primarily attributable to ten relationships relating to loans for construction and land development and loans for residential property, totaling $2.0 million, which are secured by real estate. The remaining increase related primarily to loans for commercial real estate, which are also secured by real estate. There were $1.6 million in charge offs taken during the quarter centered in commercial real estate, construction and land development, and residential real estate loans. There were $1.4 million in paydowns during the quarter. Foreclosures for the quarter totaled $3.1 million, and $1.6 million of non-covered loans were reinstated to accruing status.

In accordance with GAAP, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with contractual terms of the loan agreement. The Company considers all troubled debt restructured and nonaccrual loans to be impaired loans. In addition, the Company reviews all substandard and doubtful loans that are not on nonaccrual status, as well as loans with other risk characteristics, pursuant to and specifically for compliance with the accounting definition of impairment as described above. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2012 and December 31, 2011, total impaired non-covered loans equaled $32.3 million and $35.2 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	March 31, 2012	December 31, 2011
Nonaccrual loans	$25,601	$28,542
Loans past due over 90 days and accruing interest	403	2,005

Total nonperforming non-covered loans	26,004	30,547
Other real estate owned (OREO) – non-covered	12,696	10,252

Total nonperforming non-covered assets	$38,700	$40,799

Accruing troubled debt restructure loans	$5,695	$5,946

Balances
Specific reserve on impaired loans	2,633	2,765
General reserve related to unimpaired loans	11,302	12,070

Total allowance for loan losses	13,935	14,835
Average loans during quarter, net of unearned income	549,019	521,194

Impaired loans	32,288	35,158
Non-impaired loans	516,501	509,560

Total loans, net of unearned income	548,789	544,718

Ratios
Allowance for loan losses to loans	2.54%	2.72%
Allowance for loan losses to nonperforming assets	36.01%	36.36%
Allowance for loan losses to nonaccrual loans	54.43%	51.98%
General reserve to non-impaired loans	2.19%	2.37%
Nonperforming assets to loans and other real estate	6.89%	7.35%
Net charge offs for quarter to average loans, annualized	1.02%	0.71%

Reductions in the ratios related to the allowance to loan losses reflect the charge offs taken on the impaired loans and the improvement in the general component of the allowance. The percent of the general component portion of the allowance to the non-impaired portfolio has declined since year end due to the reduction of accruing substandard loans from December 31, 2011 to March 31, 2012 coupled with a decrease in the historical loss factor used in this calculation as a result of an improved unemployment forecast.

The Company performs troubled debt restructures and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2012, the Company had 12 loans that met the definition of a troubled debt restructure (“TDR”), which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Two of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at March 31, 2012 was $7.7 million, of which $2.0 million were classified as nonaccrual.

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

The Company does not modify its nonaccrual policies in this arrangement, and the A loan and the B loan stand on their own terms. At inception, this structure meets the definition of a TDR. If the loan is on nonaccrual at the time of restructure, the A loan is held on nonaccrual until six consecutive payments have been received, at which time it may be put back on an accrual status. The B loan is placed on nonaccrual. Under the terms of each loan, the borrower’s payment is contractually due.

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2012 and December 31, 2011 is below (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount of Nonaccrual Loans	% of Non-covered Loans	Amount of Nonaccrual Loans	% of Non-covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$5,677	1.03%	$5,320	0.98%
Commercial	8,240	1.50%	9,187	1.69%
Construction and land development	10,388	1.89%	12,718	2.33%
Second mortgages	185	0.03%	189	0.04%
Multifamily	—	—	—	—
Agriculture	54	0.01%	53	0.01%

Total real estate loans	24,544	4.47%	27,467	5.04%
Commercial loans	880	0.16%	1,003	0.18%
Consumer installment loans	177	0.03%	72	0.01%
All other loans	—	—	—	—

Gross loans	$25,601	4.66%	$28,542	5.24%

At March 31, 2012, the Company had 11 construction and land development credit relationships in nonaccrual status. The borrowers for two of these relationships are commercial land developers and eight are residential land developers. The remaining relationship is for the construction of a 1-4 family residence. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2012 was $10.4 million. These loans have either been charged-down or sufficiently reserved against to equate to the current expected realizable value.

During the first quarter of 2012, the Company charged off $60,000 with respect to one of these relationships. The total amount of the allowance for loan losses attributed to all 11 relationships was $345,000 at March 31, 2012, or 3.3% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the shared loss agreements at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual covered loans	$11,721	$11,469
Other real estate owned (OREO) - covered	3,974	5,764

Total nonperforming covered assets	$15,695	$17,233

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

The Company’s ratio of total risk-based capital was 16.4% at March 31, 2012 compared to 16.2% at December 31, 2011. The tier 1 risk-based capital ratio was 15.2% at March 31, 2012 and 15.0% at December 31, 2011. The Company’s tier 1 leverage ratio was 9.0% at March 31, 2012 and 8.9% at December 31, 2011. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.58% during the three months ended March 31, 2012.

On March 16, 2012, the Company paid one regular quarterly cash dividend, in the amount of $221,000, with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company issued the Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company also paid all outstanding interest on both that payment, which had been deferred since February 15, 2012, and the six dividend payments that the Company had previously deferred. Furthermore, the Company paid all outstanding interest payments that the Company had deferred under its trust preferred securities since September 30, 2010.

As of March 31, 2012, the Company had six quarterly dividend payments with respect to the Preferred Stock that remained accrued and unpaid. The failure to pay dividends for six dividend periods triggers the right for the holder of the Preferred Stock to appoint two directors to the Company’s board. The Treasury has not requested to exercise this right to date.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At March 31, 2012 and December 31, 2011, the Company’s interest-earning assets exceeded its interest-bearing liabilities by $58.1 million and $47.9 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet and balance sheet risk as of March 31, 2012 and December 31, 2011, is as follows (dollars in thousands):

	March 31, 2012	December 31, 2011

Commitments with off-balance sheet risk:
Commitments to extend credit	$51,740	$51,964
Standby letters of credit	9,007	9,278

Total commitments with off-balance sheet risks	$60,747	$61,242

Commitments with balance sheet risk:
Loans held for sale	$349	$580

Total commitments with balance sheet risks	$349	$580

Total commitments	$61,096	$61,822

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Those lines of credit may be drawn upon only to the total extent to which the Bank is committed

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at March 31, 2012:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(0.1)%	$(31)
+100 bp	(0.1)%	(32)
most likely	0%	—
–100 bp	0.3%	111
–200 bp	(1.5)%	(558)

At March 31, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 0.1%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 1.5%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2012

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date May 15, 2012