Form 10-Q
period 2012-06-30
Community Bankers Trust Corp
filed 2012-08-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

At June 30, 2012, there were 21,643,474 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(dollars in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,943	$11,078
Interest-bearing bank deposits	17,808	10,673
Federal funds sold	7,000	—

Total cash and cash equivalents	36,751	21,751

Securities available for sale, at fair value	259,427	232,764
Securities held to maturity, at cost (fair value of $56,672 and $68,585, respectively)	53,207	64,422
Equity securities, restricted, at cost	6,804	6,872

Total securities	319,438	304,058

Loans held for resale	1,179	580

Loans not covered by FDIC shared loss agreement	549,018	544,718
Loans covered by FDIC shared loss agreement	92,850	97,561

Total loans	641,868	642,279
Allowance for loan losses (non-covered loans of $13,526 and $14,835, respectively; covered loans of $456 and $776, respectively)	(13,982)	(15,611)

Net loans	627,886	626,668

FDIC indemnification asset	37,915	42,641
Bank premises and equipment, net	34,408	35,084
Other real estate owned, covered by FDIC shared loss agreement	3,923	5,764
Other real estate owned, non-covered	11,869	10,252
Bank owned life insurance	14,869	14,592
FDIC receivable under shared loss agreement	584	1,780
Core deposit intangibles, net	11,428	12,558
Other assets	15,646	16,768

Total assets	$1,115,896	$1,092,496

LIABILITIES
Deposits:
Noninterest-bearing	$79,909	$64,953
Interest-bearing	873,949	868,538

Total deposits	953,858	933,491

Federal Home Loan Bank advances	37,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	7,555	6,701

Total liabilities	1,002,537	981,316

Commitment and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(344)	(454)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,643,474 and 21,627,549 shares issued and outstanding, respectively)	216	216
Additional paid in capital	144,303	144,243
Retained deficit	(52,334)	(53,761)
Accumulated other comprehensive income	2,801	2,219

Total stockholders’ equity	113,359	111,180

Total liabilities and stockholders’ equity	$1,115,896	$1,092,496

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest and dividend income
Interest and fees on non-covered loans	$7,574	$7,328	$15,261	$14,562
Interest and fees on FDIC covered loans	4,366	4,838	8,280	8,658
Interest on federal funds sold	3	2	4	4
Interest on deposits in other banks	19	10	31	24
Interest and dividends on securities
Taxable	2,039	2,085	4,116	3,997
Nontaxable	118	229	236	641

Total interest and dividend income	14,119	14,492	27,928	27,886
Interest expense
Interest on deposits	2,241	2,711	4,594	5,690
Interest on federal funds purchased	3	1	3	1
Interest on other borrowed funds	343	367	702	699

Total interest expense	2,587	3,079	5,299	6,390

Net interest income	11,532	11,413	22,629	21,496
Provision for loan losses	500	—	750	1,498

Net interest income after provision for loan losses	11,032	11,413	21,879	19,998

Noninterest income
Service charges on deposit accounts	674	637	1,291	1,213
FDIC indemnification asset amortization	(1,983)	(2,657)	(3,865)	(5,402)
Gain on securities transactions, net	290	176	174	837
Loss on sale of other real estate, net	(229)	(249)	(406)	(861)
Other	544	662	1,045	1,376

Total noninterest income	(704)	(1,431)	(1,761)	(2,837)

Noninterest expense
Salaries and employee benefits	4,177	4,171	8,415	8,375
Occupancy expenses	685	733	1,316	1,547
Equipment expenses	270	320	565	650
Legal fees	15	35	39	140
Professional fees	148	198	233	389
FDIC assessment	496	761	1,080	1,633
Data processing fees	499	476	1,016	928
Amortization of intangibles	565	565	1,130	1,130
Other operating expenses	1,790	2,075	3,261	3,753

Total noninterest expense	8,645	9,334	17,055	18,545

Income (loss) before income taxes	1,683	648	3,063	(1,384)
Income tax (expense) benefit	(473)	(127)	(863)	711

Net income (loss)	$1,210	$521	$2,200	$(673)
Dividends paid on preferred stock	221	—	442	—
Accretion of discount on preferred stock	55	53	110	104
Accumulated preferred dividends	—	221	—	442

Net income (loss) available to common stockholders	$934	$247	$1,648	$(1,219)

Net income (loss) per share — basic	$0.04	$0.01	$0.08	$(0.06)

Net income (loss) per share — diluted	$0.04	$0.01	$0.08	$(0.06)

Weighted average number of shares outstanding
basic	21,638	21,535	21,634	21,502
diluted	21,706	21,535	21,661	21,502

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$1,210	$521	$2,200	$(673)

Other comprehensive income:
Change in unrealized gain in investment securities	1,994	3,985	1,056	4,535
Tax related to unrealized (gain) in investment securities	(678)	(1,355)	(359)	(1,542)
Reclassification adjustment for (gain) in securities sold	(290)	(176)	(174)	(837)
Tax related to realized gain in securities sold	99	60	59	285

Total other comprehensive income	1,125	2,514	582	2,441

Total comprehensive income	$2,335	$3,035	$2,782	$1,768

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND

THE YEAR ENDED DECEMBER 31, 2011

(dollars and shares in thousands)

								Accumulated
			Discount			Additional		Other
	Preferred		on Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total
Balance January 1, 2011	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	206	—	—	—	(206)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Issuance of stock options	—	—	—	—	—	62	—	—	62
Net income	—	—	—	—	—	—	1,444	—	1,444
Other comprehensive income	—	—	—	—	—	—	—	2,364	2,364

Balance December 31, 2011 (Audited)	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	110	—	—	—	(110)	—	—
Issuance of common stock	—	—	—	15	—	33	—	—	33
Dividends paid on preferred stock	—	—	—	—	—	—	(663)	—	(663)
Issuance of stock options	—	—	—	—	—	27	—	—	27
Net income	—	—	—	—	—	—	2,200	—	2,200
Other comprehensive income	—	—	—	—	—	—	—	582	582

Balance June 30, 2012 (Unaudited)	$17,680	$1,037	$(344)	21,643	$216	$144,303	$(52,334)	$2,801	$113,359

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(dollars in thousands)

	June 30, 2012	June 30, 2011
Operating activities:
Net income (loss)	$2,200	$(673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	2,002	2,035
Issuance of common stock and stock options	60	183
Provision for loan losses	750	1,498
Deferred income taxes	863	—
Amortization of security premiums and accretion of discounts, net	1,518	907
Net (gain) on sale of securities	(174)	(837)
Net loss on sale and valuation of other real estate	406	861
Changes in assets and liabilities:
Change in loans held for sale:	(599)	—
Decrease in other assets	5,604	14,649
Decrease (increase) in accrued expenses and other liabilities	854	(812)

Net cash provided by operating activities	13,484	17,811

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	136,476	137,479
Purchase of securities	(152,319)	(137,980)
Proceeds from sale of other real estate	6,370	2,317
Improvements of other real estate, net of insurance proceeds	(69)	—
Net (increase) decrease in loans, excluding covered loans	(11,856)	6,930
Net decrease in loans, covered by FDIC shared loss agreement	2,731	9,898
Principal recoveries of loans previously charged off	674	221
Purchase of premises and equipment, net	(195)	(334)

Net cash (used in) provided by investing activities	(18,188)	18,531

Financing activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits	20,367	(51,250)
Cash dividends paid	(663)	—

Net cash provided by (used in) financing activities	19,704	(51,250)

Net increase (decrease) in cash and cash equivalents	15,000	(14,908)

Cash and cash equivalents:
Beginning of the period	$21,751	$33,381

End of the period	$36,751	$18,473

	June 30, 2012	June 30, 2011
Supplemental disclosures of cash flow information:
Interest paid	$5,697	$6,676
Income taxes paid	120	—
Transfers of OREO property	6,483	8,428

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company as of June 30, 2012, changes in stockholders’ equity and cash flows for the six months ended June 30, 2012, and the results of operations for the three and six months ended June 30, 2012.

The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	June 30, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$90,316	$141	$(298)	$90,159
U.S. Gov’t sponsored agencies	502	12	—	514
State, county and municipal	110,069	6,066	(393)	115,742
Corporate and other bonds	7,767	10	(79)	7,698
Mortgage backed – U.S. Gov’t agencies	19,113	370	(65)	19,418
Mortgage backed – U.S. Gov’t sponsored agencies	25,840	178	(122)	25,896

Total Securities Available for Sale	$253,607	$6,777	$(957)	$259,427

Securities Held to Maturity
State, county and municipal	$12,154	$1,239	$—	$13,393
Mortgage backed – U.S. Gov’t agencies	11,218	756	—	11,974
Mortgage backed – U.S. Gov’t sponsored agencies	29,835	1,470	—	31,305

Total Securities Held to Maturity	$53,207	$3,465	$—	$56,672

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,048	$4,115	$5,498	$5,245
Due after one year through five years	42,898	45,452	55,885	56,404
Due after five years through ten years	6,261	7,105	108,758	113,901
Due after ten years	—	—	83,466	83,697

Total securities	$53,207	$56,672	$253,607	$259,427

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (OTTI) of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross realized gains	$687	$193	$725	$854
Gross realized losses	(397)	(17)	(551)	(17)

Net securities gains (loss)	$290	$176	$174	$837

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had impairment losses other than temporary in nature for the three and six months ended June 30, 2012 and 2011.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$28,813	$(298)	$—	$—	$28,813	$(298)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	22,600	(393)	—	—	22,600	(393)
Corporate and other bonds	3,255	(16)	1,923	(63)	5,178	(79)
Mortgage backed – U.S. Gov’t agencies	4,574	(65)	—	—	4,574	(65)
Mortgage backed – U.S. Gov’t sponsored agencies	14,414	(122)	—	—	14,414	(122)

Total	$73,656	$(894)	$1,923	$(63)	$75,579	$(957)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	1,242	(7)	—	—	1,242	(7)
Corporate and other bonds	4,380	(171)	—	—	4,380	(171)
Mortgage backed – U.S. Gov’t agencies	38,324	(257)	—	—	38,324	(257)
Mortgage backed – U.S. Gov’t sponsored agencies	25,435	(194)	—	—	25,435	(194)

Total	$69,381	$(629)	$—	$—	$69,381	$(629)

The unrealized losses in the investment portfolio at June 30, 2012 and December 31, 2011 are generally a result of market fluctuations that occur daily. The unrealized losses are from 69 securities at June 30, 2012. Of those, 60 are investment grade, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Investment grade corporate obligations comprise the remaining nine securities with unrealized losses at June 30, 2012. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $45.6 million and $34.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits and for other purposes required or permitted by law. At each of June 30, 2012 and December 31, 2011, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

3. LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at June 30, 2012 and December 31, 2011 were comprised of the following (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$128,256	23.36%	$127,200	23.34%
Commercial	237,070	43.18	220,471	40.46
Construction and land development	65,044	11.85	75,691	13.89
Second mortgages	8,519	1.55	8,129	1.49
Multifamily	20,308	3.70	19,746	3.62
Agriculture	10,663	1.93	11,444	2.10

Total real estate loans	469,860	85.57	462,681	84.90
Commercial loans	69,682	12.69	72,149	13.24
Consumer installment loans	7,975	1.45	8,461	1.55
All other loans	1,567	0.29	1,659	0.31

Gross loans	549,084	100.00%	544,950	100.00%

Less unearned income on loans	(66)		(232)

Non-covered loans, net of unearned income	$549,018		$544,718

The Company held $41.2 million and $36.5 million in purchased government-guaranteed loans of the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2012 and December 31, 2011, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $3.8 million and $3.6 million at June 30, 2012 and December 31, 2011, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield using the interest method.

At June 30, 2012 and December 31, 2011, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At June 30, 2012 and December 31, 2011, a portion of the construction and land development loans presented above contained interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

There were no significant amounts of interest reserves recognized as interest income on construction loans with interest reserves for the three and six months ended June 30, 2012 and 2011. Nonperforming construction loans with interest reserves were $4.9 million at June 30, 2012 and December 31, 2011.

Average investment in impaired loans was $37.3 million and $47.1 million as of June 30, 2012 and June 30, 2011, respectively. Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the three and six months ended June 30, 2012 and 2011. For the three months ended June 30, 2012 and 2011, estimated interest income of $500,000 and $916,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2012 and 2011, estimated interest income of $944,000 and $1.7 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of June 30, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	$4,436	$4,877	$1,086	$3,915	$—
Commercial	4,995	5,276	435	4,826	—
Construction and land development	6,829	10,352	1,190	3,877	7
Second mortgages	62	63	13	150	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	21	—

Total real estate loans	16,322	20,568	2,724	12,789	7
Commercial loans	237	241	36	814	—
Consumer installment loans	175	189	57	111	—
All other loans	—	—	—	—	—

Subtotal impaired loans with valuation allowance	$16,734	$20,998	$2,817	$13,714	$7

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	$2,868	$3,126	$—	$3,415	$15
Commercial	5,352	5,696	—	7,704	91
Construction and land development	3,107	4,693	—	12,078	—
Second mortgages	78	82	—	43	—
Multifamily	—	—	—	—	—
Agriculture	54	345	—	33	—

Total real estate loans	11,459	13,942	—	23,273	106
Commercial loans	458	487	—	325	—
Consumer installment loans	11	11	—	17	—
All other loans	—	—	—	—	—

Subtotal impaired loans without valuation	$11,928	$14,440	$—	$23,615	$106

Total:
Mortgage loans on real estate:
Residential 1-4 family	$7,304	$8,003	$1,086	$7,330	$15
Commercial	10,347	10,972	435	12,530	91
Construction and land development	9,936	15,045	1,190	15,955	7
Second mortgages	140	145	13	193	—
Multifamily	—	—	—	—	—
Agriculture	54	345	—	54	—

Total real estate loans	27,781	34,510	2,724	36,062	113
Commercial loans	695	728	36	1,139	—
Consumer installment loans	186	200	57	128	—
All other loans	—	—	—	—	—

Total impaired loans	$28,662	$35,438	$2,817	$37,329	$113

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents non-covered nonaccruals by loan category as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,577	$5,320
Commercial	7,768	9,187
Construction and land development	9,759	12,718
Second mortgages	140	189
Multifamily	—	—
Agriculture	54	53

Total real estate loans	24,298	27,467
Commercial loans	695	1,003
Consumer installment loans	175	72
All other loans	—	—

Total loans	$25,168	$28,542

Troubled debt restructures, some substandard, and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2012 and December 31, 2011, is set forth in the table below (dollars in thousands):

	June 31, 2012	December 31, 2011
Nonaccruals	$25,168	$28,542
Trouble debt restructure and still accruing	3,001	5,946
Substandard and still accruing	493	546
Doubtful and still accruing	—	124

Total impaired	$28,662	$35,158

The following tables present an age analysis of past due status of non-covered loans by category as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$707	$6,577	$7,284	$120,972	$128,256	$—
Commercial	703	7,768	8,471	228,599	237,070	—
Construction and land development	—	9,759	9,759	55,285	65,044	—
Second mortgages	89	140	229	8,290	8,519	—
Multifamily	—	—	—	20,308	20,308	—
Agriculture	—	54	54	10,609	10,663	—

Total real estate loans	1,499	24,298	25,797	444,063	469,860	—
Commercial loans	—	695	695	68,987	69,682	—
Consumer installment loans	26	175	201	7,774	7,975	—
All other loans	—	—	—	1,567	1,567	—

Total loans	$1,525	$25,168	$26,693	$522,391	$549,084	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,743	$5,320	$7,063	$120,137	$127,200	$—
Commercial	1,085	11,192	12,277	208,194	220,471	2,005
Construction and land development	2,924	12,718	15,642	60,049	75,691	—
Second mortgages	709	189	898	7,231	8,129	—
Multifamily	—	—	—	19,746	19,746	—
Agriculture	—	53	53	11,391	11,444	—

Total real estate loans	6,461	29,472	35,933	426,748	462,681	2,005
Commercial loans	87	1,003	1,090	71,059	72,149	—
Consumer installment loans	93	72	165	8,296	8,461	—
All other loans	—	—	—	1,659	1,659	—

Total loans	$6,641	$30,547	$37,188	$507,762	$544,950	$2,005

Activity in the allowance for loan losses on non-covered loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	June 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$1,303	$(853)	$—	$3,901
Commercial	3,048	299	(638)	64	2,773
Construction and land development	5,729	(554)	(830)	161	4,506
Second mortgages	296	(63)	—	—	233
Multifamily	224	(8)	—	—	216
Agriculture	25	9	—	—	34

Total real estate loans	12,773	986	(2,321)	225	11,663
Commercial loans	1,810	(58)	(308)	130	1,574
Consumer installment loans	241	68	(75)	40	274
All other loans	11	4	—	—	15

Total loans	$14,835	$1,000	$(2,704)	$395	$13,526

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(998)	$(1,831)	$18	$3,451
Commercial	5,287	563	(2,856)	54	3,048
Construction and land development	10,039	(288)	(4,123)	101	5,729
Second mortgages	406	(32)	(81)	3	296
Multifamily	260	(36)	—	—	224
Agriculture	266	(241)	—	—	25

Total real estate loans	22,520	(1,032)	(8,891)	176	12,773
Commercial loans	2,691	2,527	(3,615)	207	1,810
Consumer installment loans	257	67	(288)	205	241
All other loans	75	(64)	—	—	11

Total loans	$25,543	$1,498	$(12,794)	$588	$14,835

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,149	$2,752	$3,901	$9,702	$118,554	$128,256
Commercial	521	2,252	2,773	16,759	220,311	237,070
Construction and land development	2,005	2,501	4,506	19,829	45,215	65,044
Second mortgages	32	201	233	324	8,195	8,519
Multifamily	—	216	216	—	20,308	20,308
Agriculture	—	34	34	54	10,609	10,663

Total real estate loans	3,707	7,956	11,663	46,668	423,192	469,860
Commercial loans	58	1,516	1,574	1,194	68,488	69,682
Consumer installment loans	58	216	274	203	7,772	7,975
All other loans	—	15	15	—	1,567	1,567

Total loans	$3,823	$9,703	$13,526	$48,065	$501,019	$549,084

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,088	$2,363	$3,451	$8,921	$118,279	$127,200
Commercial	829	2,219	3,048	20,780	199,691	220,471
Construction and land development	1,792	3,937	5,729	22,538	53,153	75,691
Second mortgages	105	191	296	418	7,711	8,129
Multifamily	—	224	224	—	19,746	19,746
Agriculture	2	23	25	330	11,114	11,444

Total real estate loans	3,816	8,957	12,773	52,987	409,694	462,681
Commercial loans	308	1,502	1,810	1,250	70,899	72,149
Consumer installment loans	32	209	241	348	8,113	8,461
All other loans	1	10	11	127	1,532	1,659

Total loans	$4,157	$10,678	$14,835	$54,712	$490,238	$544,950

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans total $19.4 million and $19.6 million at June 30, 2012 and December 31, 2011, respectively. The allowance for loans losses allocated to these loans is $1.0 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $41.2 million and $36.5 million at June 30, 2012 and December 31, 2011, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$110,946	$7,608	$9,702	$—	$128,256
Commercial	197,104	23,208	16,758	—	237,070
Construction and land development	35,168	10,048	19,828	—	65,044
Second mortgages	7,564	630	325	—	8,519
Multifamily	19,124	1,184	—	—	20,308
Agriculture	10,461	148	54	—	10,663

Total real estate loans	380,367	42,826	46,667	—	469,860
Commercial loans	67,243	1,274	1,165	—	69,682
Consumer installment loans	7,503	271	201	—	7,975
All other loans	1,538	—	29	—	1,567

Total loans	$456,651	$44,371	$48,062	$—	$549,084

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$107,926	$10,519	$8,688	$67	$127,200
Commercial	162,744	39,506	18,221	—	220,471
Construction and land development	34,391	18,876	22,424	—	75,691
Second mortgages	7,135	576	418	—	8,129
Multifamily	16,199	3,547	—	—	19,746
Agriculture	10,897	494	53	—	11,444

Total real estate loans	339,292	73,518	49,804	67	462,681
Commercial loans	68,511	1,983	1,597	58	72,149
Consumer installment loans	7,878	235	343	5	8,461
All other loans	1,659	—	—	—	1,659

Total loans	$417,340	$75,736	$51,744	$130	$544,950

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

In accordance with ASU 2011-02, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the three and six months ended June 30, 2012, the Company modified five loans that were considered to be TDRs. The Company extended the terms for two of these loans and lowered the interest rate for five of these loans. The following table presents information relating to loans modified as TDRs during the three and six months ended June 30, 2012 (dollars in thousands):

	Three and six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	2	$471	$471
Commercial	1	1,171	1,171
Construction and land development	1	675	675
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	4	2,317	2,317
Commercial loans	1	74	74
Consumer installment loans	—	—	—
All other loans	—	—	—

Total loans	5	$2,391	$2,391

During the three months ended June 30, 2011, the Company modified one commercial real estate loan that was considered to be a TDR. The Company extended the term and lowered the interest rate for this loan, which had a pre and post- modification balance of $2.6 million

During the six months ended June 30, 2011, the Company modified three loans that were considered to be TDRs. The Company extended the terms for two of these loans and lowered the interest rate for three of these loans. The following table presents information relating to loans modified as TDRs during the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six months ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	1	$275	$260
Commercial	2	5,518	4,132
Construction and land development	—	0	0
Second mortgages	—	0	0
Multifamily	—	0	0
Agriculture	—	0	0

Total real estate loans	3	5,793	4,392
Commercial loans	—	0	0
Consumer installment loans	—	0	0
All other loans	—	0	0

Total loans	3	$5,793	$4,392

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, one commercial real estate loan that had been restructured during the previous 12 months went into default. This loan had a recorded investment of $1.4 million at June 30, 2012.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2012, the Company had 1-4 family mortgages in the amount of $157.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $100.4 million.

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

As of June 30, 2012 and December 31, 2011, the outstanding contractual balance of the covered loans was $148.8 million and $160.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$81,132	87.38%	$84,734	86.85%
Commercial	2,084	2.24	2,170	2.22
Construction and land development	3,627	3.91	4,260	4.38
Second mortgages	5,517	5.94	5,894	6.04
Multifamily	312	0.33	316	0.32
Agriculture	175	0.19	179	0.18

Total real estate loans	92,847	99.99	97,553	99.99
Commercial loans	—	—	—	—
Consumer installment loans	3	0.01	8	0.01
All other loans	—	—	—	—

Total covered loans	$92,850	100.00%	$97,561	100.00%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Activity in the allowance for loan losses on covered loans for the six months ended June 30, 2012 and the year ended December 31, 2011 was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	June 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(274)	$(12)	$9	$196
Commercial	303	(43)	—	—	260
Construction and land development	—	4	(22)	18	—
Second mortgages	—	—	—	—	—
Multifamily	—	63	(315)	252	—
Agriculture	—	—	—	—	—

Total real estate loans	776	(250)	(349)	279	456
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$776	$(250)	$(349)	$279	$456

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$53	$—	$473
Commercial	303	—	—	—	303
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	—	—

Total real estate loans	829	—	53	—	776
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$829	$—	$53	$—	$776

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$196	$81,132	$473	$84,734
Commercial	260	2,084	303	2,170
Construction and land development	—	3,627	—	4,260
Second mortgages	—	5,517	—	5,894
Multifamily	—	312	—	316
Agriculture	—	175	—	179

Total real estate loans	456	92,847	776	97,553
Commercial loans	—	—	—	—
Consumer installment loans	—	3	—	8
All other loans	—	—	—	—

Total covered loans	$456	$92,850	$776	$97,561

The change in the accretable yield balance for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows (dollars in thousands):

Balance, January 1, 2011	$75,718
Accretion	(17,525)
Reclassification to Non-accretable Yield	(1,883)

Balance, December 31, 2011	56,310
Accretion	(8,280)
Reclassification from Non-accretable Yield	7,322

Balance, June 30, 2012	$55,352

The covered loans are not classified as nonperforming assets as of June 30, 2012, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

5. FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly until the end of the quarter in which the tenth anniversary of the closing of the transaction occurs, and the reimbursements for losses on other covered assets are to be made quarterly until the end of the quarter in which the eighth anniversary of the closing of the transaction occurs. Prior to the third quarter of 2011, reimbursements for losses on single family one-to-four mortgage loans were made monthly. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements. The fair value of the shared loss agreements is detailed below.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

The following table presents the balances of the FDIC indemnification asset at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2011	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	1,902	1,522		1,522
Decreases:
Net amortization of premium			(10,364)	(10,364)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(3,319)	(2,655)		(2,655)
OREO sales	(2,764)	(2,211)		(2,211)
Reimbursements requested from FDIC	(2,525)	(2,020)		(2,020)
Reforecasted Change in Anticipated Expected Losses	(10,831)	(8,665)	8,665	—

December 31, 2011	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	283	226		226
Decreases:
Net amortization of premium			(3,865)	(3,865)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(692)	(553)		(553)
OREO sales	(430)	(344)		(344)
Reimbursements requested from FDIC	(237)	(190)		(190)
Reforecasted Change in Anticipated Expected Losses	(3,116)	(2,493)	2,493	—

June 30, 2012	$24,521	$19,617	$18,298	$37,915

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

Other intangible assets are presented in the following table (dollars in thousands):

Core Deposit Intangibles
Balance, January 1, 2011	$14,819
Amortization	(2,261)

Balance, December 31, 2011	12,558
Amortization	(1,130)

Balance, June 30, 2012	$11,428

7. DEPOSITS

The following table provides interest-bearing deposit information, by type, as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
NOW	$131,040	$128,758
MMDA	115,813	115,397
Savings	73,332	69,872
Time deposits less than $100,000	305,226	326,383
Time deposits $100,000 and over	248,538	228,128

Total interest-bearing deposits	$873,949	$868,538

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present activity in accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three months ended June 30, 2012
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$2,714	$(1,038)	$1,676
Current period other comprehensive income	1,125	—	1,125

Ending balance	$3,839	$(1,038)	$2,801

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30, 2011
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$(218)	$—	$(218)
Current period other comprehensive income	2,514	—	2,514

Ending balance	$2,296	$—	$2,296

	Six months ended June 30, 2012
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,257	$(1,038)	$2,219
Current period other comprehensive income	582	—	582

Ending balance	$3,839	$(1,038)	$2,801

	Six months ended June 30, 2011
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$(145)	$—	$(145)
Current period other comprehensive income	2,441	—	2,441

Ending balance	$2,296	$—	$2,296

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of June 30, 2012.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$90,159	$83,326	$6,833	$—
U.S. Gov’t sponsored agencies	514	—	514	—
State, county, and municipal	115,742	3,207	112,535	—
Corporate and other bonds	7,698	747	6,951	—
Mortgage backed – U.S. Gov’t agencies	19,418	—	19,418	—
Mortgage backed – U.S. Gov’t sponsored agencies	25,896	—	25,896	—

Total investment securities available for sale	259,427	87,280	172,147	—
Loans held for resale	1,179	—	1,179	—

Total assets at fair value	$260,606	$87,280	$173,326	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,414	$2,099	$5,315	$—
U.S. Gov’t sponsored agencies	1,033	—	1,033	—
State, county and municipal	62,043	1,821	60,222	—
Corporate and other bonds	4,631	—	4,631	—
Mortgage backed – U.S. Gov’t agencies	74,093	—	74,093	—
Mortgage backed – U.S. Gov’t sponsored agencies	83,550	—	83,550	—

Total investment securities available for sale	232,764	3,920	228,844	—

Loans held for resale	580	—	580	—

Total assets at fair value	$233,344	$3,920	$229,424	$—

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Loans held for resale

The carrying amounts of loans held for resale approximate fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2012 and still held on the consolidated balance sheet at June 30, 2012, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$18,022	$—	$8,857	$9,165
Other real estate owned (OREO), non-covered	11,869	—	—	11,869
Other real estate owned (OREO), covered	3,923	—	80	3,843

Total assets at fair value	$33,814	$—	$8,937	$24,877

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$22,082	$308	$8,857	$12,917
Other real estate owned (OREO), non-covered	10,252	—	—	10,252
Other real estate owned (OREO), covered	5,764	—	533	5,231

Total assets at fair value	$38,098	$308	$9,390	$28,400

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2012 and December 31, 2011, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

	June 30, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$53,207	$56,672	$—	$56,672	$—
Loans, non-covered	535,493	526,362	—	526,362	—
Loans, covered	92,394	104,191	—	—	104,191
FDIC indemnification asset	37,915	19,509	—	—	19,509

Financial liabilities:
Interest-bearing deposits	873,949	875,448	—	875,448	—
Borrowings	41,124	45,132	—	45,132	—

	December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$64,422	$68,585	$—	$68,585	$—
Loans, non-covered	529,883	522,960	—	522.960	—
Loans, covered	96,785	99,008	—	—	99,008
FDIC indemnification asset	42,641	22,892	—	—	22,892

Financial liabilities:
Interest-bearing deposits	868,538	870,909	—	870,909	—
Borrowings	41,124	45,002	—	45,002	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2012. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

(dollars and shares in thousands, except per share data)	Net Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2012
Shares issued		21,631
Unissued vested restricted stock		7

Basic EPS	$934	21,638	$0.04
Effect of dilutive stock awards	—	68	—

Diluted EPS	$934	21,706	$0.04

For the three months ended June 30, 2011
Basic EPS	$247	21,535	$0.01
Effect of dilutive stock awards	—	—	—

Diluted EPS	$247	21,535	$0.01

For the six months ended June 30, 2012
Shares issued		21,627
Unissued vested restricted stock		7

Basic EPS	$1,648	21,634	$0.08
Effect of dilutive stock awards	—	27	—

Diluted EPS	$1,648	21,661	$0.08

For the six months ended June 30, 2011
Basic EPS	$(1,219)	21,502	$(0.06)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(1,219)	21,502	$(0.06)

Excluded from the computation of diluted earnings per share were 1.3 million and 3.7 million common shares issuable under awards, options or warrants, during the three and six months ended June 30, 2012 and 2011, respectively, because their inclusion would be anti-dilutive.

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

As of June 30, 2012, the Company had outstanding five deferred payments of its regular quarterly cash dividend, each in the amount of $221,000, with respect to the Series A Preferred Stock. The total amount of accumulated dividends was $1.1 million as of June 30, 2012. Interest on these deferred payments was insignificant and has been accrued in accordance with GAAP. The Company had paid, on May 15, 2012, two quarterly cash dividends, including the one that was due on May 15, 2012, and all outstanding interest through May 15, 2012 on the dividend payments that the Company had previously deferred.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

Components of Net Periodic Benefit Cost

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$—	$—	$—	$—
Interest cost	62	65	125	130
Expected return on plan assets	(102)	(75)	(204)	(150)
Recognized net actuarial (gain) loss	16	—	33	—

Net periodic benefit cost	$(24)	$(10)	$(46)	$(20)

At June 30, 2012, employer contributions totalled $2.0 million for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12. CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2011 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of August 14, 2012, these issues remain open.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2012 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2012 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest-bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (“BOLI”) policies. The Company’s income is offset by noninterest expense, which consists of salaries and benefits, occupancy and equipment costs, professional fees, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes materially affect income.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $4.4 million at June 30, 2012. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Overview

Net income available to common stockholders was $934,000, or $0.04 per common share on a diluted basis, for the quarter ended June 30, 2012, compared with net income available to common stockholders of $247,000, or $0.01 per common share on a diluted basis, for the quarter ended June 30, 2011. The increase in net income was the result of an improvement of $727,000 in noninterest income and a decrease of $689,000 in noninterest expenses. Additionally, net interest income improved by $119,000 in the three month period ended June 30, 2012 compared with the three month period ended June 30, 2011.

During the second quarter of 2012, the Company recorded a $500,000 provision for loan losses, primarily to bolster specific reserves on two impaired loans, as a precaution to meet potential future losses. During the second quarter of 2011, the Company had no provision for loan losses.

For the six months ended June 30, 2012, net income available to common stockholders was $1.6 million, compared with a net loss available to common stockholders of $1.2 million for the six months ended June 30, 2011. The $2.8 million improvement for the six month comparison periods was the result of a reduction of $1.5 million in noninterest expense, a decrease of $1.1 million in interest expense, an increase of $1.1 million in noninterest income and a reduction of $748,000 in provision for loan losses.

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

Net interest income increased $119,000 or 1.0%, year over year, from $11.4 million in the second quarter of 2011 to $11.5 million in the second quarter of 2012. The Company’s net interest margin declined from 5.01% in the second quarter of 2011 to 4.78% for the same period in 2012. A decline in the yield on earning assets, from 6.34% in the second quarter of 2011 to 5.84% in the second quarter of 2012, was the primary impetus for the decline in net interest margin. Competitive pricing on new loans, coupled with growth in lower yielding government-guaranteed USDA loans, contributed to the 30 basis point decline in non-covered loan yield over this time frame. The impact of the decline in the yield on average earning assets was partially offset by a decrease in the cost of total interest bearing liabilities, from 1.37% in the second quarter of 2011 to 1.13% in the second quarter of 2012.

Net interest income was $22.6 million for the six months ended June 30, 2012, compared with $21.5 million for the six months ended June 30, 2011. The increase in net interest income was primarily the result of decreases in rates paid on interest bearing liabilities, which reduced interest expense 17.1%, from $6.4 million in the first six months of 2011 to $5.3 million for the first six months of 2012. The tax equivalent net interest margin increased to 4.71% in the first six months of 2012, from 4.65% in the first six months of 2011.

Additionally, the cost of interest-bearing liabilities declined 24 basis points, or $492,000. The net interest spread was 4.97% and 4.71% and the net interest margin was 5.01% and 4.78%, respectively, in the second quarter of 2011 and the second quarter of 2012.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months and six months ended June 30, 2012 and 2011. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended June 30, 2012			Three months ended June 30, 2011
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$553,227	$7,574	5.48%	$506,752	$7,328	5.78%
FDIC covered loans, including fees	93,018	4,366	18.77	105,842	4,838	18.28

Total loans	646,245	11,940	7.39	612,594	12,166	7.94
Interest-bearing bank balances	33,499	19	0.23	12,222	10	0.33
Federal funds sold	10,621	3	0.12	5,827	2	0.13
Securities (taxable)	268,628	2,039	3.04	266,929	2,085	3.12
Securities (tax exempt)(1)	12,158	179	5.89	23,517	347	5.90

Total earning assets	971,151	14,180	5.84	921,089	14,610	6.34
Allowance for loan losses	(14,249)			(20,440)
Non-earning assets	145,880			171,930

Total assets	$1,102,782			$1,072,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$238,501	$236	0.40	$236,189	$347	0.59
Savings	73,057	70	0.38	66,661	88	0.53
Time deposits	558,658	1,935	1.39	552,425	2,276	1.65

Total deposits	870,216	2,241	1.03	855,275	2,711	1.27
Federal funds purchased	1,491	3	0.71	571	1	0.64
FHLB and other borrowings	41,124	343	3.33	41,124	367	3.57

Total interest-bearing liabilities	912,831	2,587	1.13	896,970	3,079	1.37
Noninterest-bearing deposits	72,131			58,008
Other liabilities	4,424			10,888

Total liabilities	989,386			965,866
Stockholders’ equity	113,396			106,713

Total liabilities and stockholders’ equity	$1,102,782			$1,072,579

Net interest earnings		$11,593			$11,531

Net interest spread			4.71%			4.97%

Net interest margin			4.78%			5.01%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Six months ended June 30, 2012			Six months ended June 30, 2011
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$551,537	$15,261	5.53%	$512,203	$14,562	5.69%
FDIC covered loans, including fees	94,282	8,280	17.56	109,134	8,658	15.87

Total loans	645,819	23,541	7.29	621,337	23,220	7.47
Interest-bearing bank balances	25,032	31	0.24	13,445	24	0.36
Federal funds sold	6,794	4	0.11	5,222	4	0.16
Securities (taxable)	275,569	4,116	2.99	265,939	3,997	3.01
Securities (tax exempt)(1)	12,236	358	5.85	33,639	971	5.77

Total earning assets	965,450	28,050	5.81	939,582	28,216	6.01
Allowance for loan losses	(14,980)			(22,667)
Non-earning assets	147,659			166,660

Total assets	$1,098,129			$1,083,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$237,082	$480	0.41	$234,346	$693	0.59
Savings	72,102	142	0.39	65,814	173	0.52
Time deposits	559,184	3,972	1.42	566,390	4,824	1.70

Total deposits	868,368	4,594	1.06	866,550	5,690	1.31
Federal funds purchased	838	3	0.70	357	1	0.63
FHLB and other borrowings	41,124	702	3.42	41,124	699	3.40

Total interest-bearing liabilities	910,330	5,299	1.16	908,031	6,390	1.41
Noninterest-bearing deposits	70,583			62,870
Other liabilities	4,640			5,240

Total liabilities	985,553			976,141
Stockholders’ equity	112,576			107,434

Total liabilities and stockholders’ equity	$1,098,129			$1,083,575

Net interest earnings		$22,751			$21,826

Net interest spread			4.65%			4.60%

Net interest margin			4.71%			4.65%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The provision for loan losses on non-covered loans was $500,000 for the quarter ended June 30, 2012 compared with no provision for the quarter ended June 30, 2011. The provision for loan losses on non-covered loans was $1.0 million for the six months ended June 30, 2012 compared with $1.5 million for the six months ended June 30, 2011.

The Company’s loan loss provision for the first six months of 2012 equaled $750,000 and differed from the $1.0 million non-covered provision. The Company had provision for loan losses of $250,000 during the first quarter of 2012, which included a $500,000 provision for non-covered loans and a $250,000 credit to the provision related to FDIC covered loans. Improvement in expected losses on the Company’s FDIC covered portfolio resulted in the $250,000 provision benefit during the first quarter of the year.

Charged-off loans were $1.1 million in the second quarter of 2012 compared with charged-off loans of $4.8 million in the second quarter of 2011. Recoveries were $238,000 and $86,000 in the second quarters of 2012 and 2011, respectively. This resulted in net charged-off loans of $909,000 for the quarter ended June 30, 2012, compared with net charged-off loans of $4.7 million for the second quarter of 2011. Since the beginning of 2011, the Company has charged-off $15.5 million in loans and realized $983,000 in recoveries.

Charged-off loans were $2.7 million for the six months ended June 30, 2012, compared with $10.5 million for the six months ended June 30, 2011. Loan recoveries were $395,000 for the first six months of 2012, compared with $221,000 for the same period in 2011. Net charged-off loans were $2.3 million for the six months ended June 30, 2012 and $10.2 million for the six months ended June 30, 2011.

Noninterest Income

Noninterest income improved from negative $1.4 million in the second quarter of 2011 to negative $704,000 in the second quarter of 2012. This $727,000 increase was driven by a reduction in FDIC indemnification asset amortization of $674,000, from $2.7 million in the second quarter of 2011 to $2.0 million in the second quarter of 2012. Securities gains increased $114,000 for the respective second quarters, year over year. Service charges on deposit accounts increased by $37,000 in the second quarter of 2012 versus the same period in 2011, and the Company realized $20,000 less in losses on OREO sales.

For the six months ended June 30, 2012, noninterest income equaled negative $1.8 million compared with negative $2.8 million for the six months ended June 30, 2011. This change was due primarily to a reduction of $1.5 million in FDIC indemnification asset amortization from $5.4 million for the first six months of 2011 to $3.9 million for the same period in 2012. The indemnification asset amortization will continue to decline over the life of the shared-loss agreements; correspondingly, interest and fees on FDIC covered loans also will decline as the carrying value of the FDIC covered portfolio is reduced.

Also exhibiting improvement was loss on sale of OREO, which declined $455,000, from $861,000 for the first six months of 2011 to $406,000 for the first six months of 2012. Management continually reviews OREO properties and has made a concerted effort to conservatively mark foreclosed properties at the time of transfer. This, coupled with stabilization in real estate values, has resulted in lower write-downs taken this year. Service charges on deposit accounts increased $78,000 year over year and were $1.3 million for the six month period ended June 30, 2012. Offsetting these increases in noninterest income was a $663,000 decline in gain on sale of securities and a $331,000 reduction in other noninterest income.

Noninterest Expense

Noninterest expenses were $8.6 million in the second quarter of 2012, down from $9.3 million in the second quarter of 2011, which represents a decline of $689,000, or 7.4%. Other operating expenses exhibited the largest decline, $285,000, or 13.7%, from $2.1 million in the second quarter of 2011 to $1.8 million in the second quarter of 2012. The decrease within other operating expenses reflected declines in advertising, bank franchise tax and directors expenses. Also contributing to the decline in noninterest expenses in the second quarter of 2012 compared with the same period in 2011 was a $265,000 decline in FDIC assessment, a $50,000 decline in equipment expense and professional fees, a $48,000 decline in occupancy expenses and a $20,000 decline in legal fees. Offsetting these declines in noninterest expenses, when comparing the second quarter of 2012 to the same period in 2011, were increases of $23,000 to data processing and $6,000 to salaries and employee benefits.

For the six months ended June 30, 2012, noninterest expenses declined $1.5 million, or 8.0%, when compared with the same period in 2011. Noninterest expenses were $17.1 million for the first two quarters of 2012, compared with $18.5 million for the same period in 2011. FDIC assessment, which was $1.1 million for the first six months of 2012, compared with $1.6 million in the first six months of 2011, was the largest component within the decline in noninterest expenses. Other operating expenses declined $492,000, from $3.8 million for the first two quarters of 2011 to $3.3 million for the first two quarters of 2012. Declines within other operating expenses included external audit, bank franchise tax, directors expense and advertising expenses.

Income Taxes

Income tax expense was $473,000 for the three months ended June 30, 2012, compared with income tax expense of $127,000 in the second quarter of 2011. For the six months ended June 30, 2012, income tax expense totaled $863,000, compared with income tax benefit of $711,000 for the six months ended June 30, 2011.

FINANCIAL CONDITION

General

At June 30, 2012, the Company had total assets of $1.116 billion, an increase of $23.4 million, or 2.1%, from total assets of $1.093 billion at December 31, 2011. Total loans were $641.9 million at June 30, 2012, decreasing $411,000, or 0.1%, from $642.3 million at December 31, 2011. The carrying value of FDIC covered loans declined $4.7 million, or 4.8%, from December 31, 2011 and was $92.9 million at June 30, 2012. Non-covered loans equaled $549.0 million at June 30, 2012, increasing $4.3 million, or 0.8%, since December 31, 2011.

During the third quarter of 2011, the Bank began purchasing government-guaranteed loans under programs administered by the USDA. The Bank has purchased only the government-guaranteed portion of any of the loans that have been originated by other financial institutions. During the first six months of 2012, $4.7 million in USDA loan balances were added, bringing the total to $41.2 million at June 30, 2012. USDA balances are reflected in non-covered loans and are classified according to collateral and purpose.

The Company’s securities portfolio, excluding equity securities, increased $18.2 million, or 6.2%, during the quarter ended June 30, 2012 to $312.6 million. The Company performed a fairly substantive change in the mix of the securities portfolio during the second quarter of 2012. The Company lessened its amortized cost in available-for-sale mortgage backed securities (MBS) by $85.0 million and reinvested $75.5 million in SBA floating rate securities balances. This was done to mitigate substantive market losses within a large MBS portfolio in a rising interest rate environment. Furthermore, management increased its investment in available-for-sale state, county and municipal securities by $32.0 million during the second quarter. The most recent shift in securities mix reflected strategic balance sheet management to protect the Company from rising interest rates while not fully compromising yield.

The Company had cash and cash equivalents of $36.8 million at June 30, 2012, compared with $21.8 million at December 31, 2011. There were Federal funds sold of $7.0 million at June 30, 2012 compared with no Federal funds sold at December 31, 2011.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $259.4 million at June 30, 2012 and $232.8 million at December 31, 2011. At June 30, 2012, the Company had a net unrealized gain on the AFS portfolio of $5.8 million compared with a net unrealized gain of $4.9 million at December 31, 2011.

Total deposits at June 30, 2012 were $953.9 million, an increase of $20.4 million from December 31, 2011. Demand deposit balances grew $15.0 million, or 23.0%, during the first half of 2012, to equal $79.9 million at quarter-end. Interest bearing deposits at June 30, 2012 were $873.9 million, an increase of $5.4 million from December 31, 2011. NOW accounts increased $2.3 million and savings accounts increased $3.5 million, while overall time deposit balances declined by $747,000.

The Company had Federal Home Loan Bank (FHLB) advances of $37.0 million at each of June 30, 2012 and December 31, 2011.

Stockholders’ equity at June 30, 2012 was $113.4 million, or 10.2% of total assets, compared with stockholders’ equity of $111.2 million, or 10.2% of total assets, at December 31, 2011.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $37.0 million at June 30, 2012 and net charge offs were $2.3 million for the six months ended June 30, 2012. This compares with nonperforming assets of $40.8 million and net charge offs of $12.2 million at and for the year ended December 31, 2011.

Nonperforming non-covered loans decreased $5.4 million during the six months ended June 30, 2012. Additions to nonaccrual loans totaled $6.9 million, primarily attributable to 23 relationships relating to loans for construction and land development and loans for residential property, totaling $4.4 million, which are secured by real estate. The remaining increase related primarily to loans for commercial real estate, which are also secured by real estate. There were $2.7 million in charge offs taken during the period centered in commercial real estate, construction and land development, and residential real estate loans. There were $2.5 million in paydowns during the period. Foreclosures for the period totaled $4.9 million, and $2.2 million of non-covered loans were reinstated to accruing status.

The ratio of the allowance for loan losses to nonperforming assets was 36.52% at June 30, 2012, compared with 36.01% at March 31, 2012 and 33.52% at June 30, 2011. The ratio of allowance for loan losses to total non-covered loans was 2.46% at June 30, 2012, compared with 2.54% at March 31, 2012 and 2.72% at December 31, 2011. The decrease in the allowance for loan losses to total non-covered loans ratio from June 2011 to June 2012 was the result of aggressive charge-offs for non-performing loans and a lesser volume of loans migrating to a non-performing status. This situation has resulted in a stabilization of allowance coverage ratios.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2012 and December 31, 2011, total impaired non-covered loans equaled $28.7 million and $35.2 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)
	June 30, 2012	December 31, 2011
Nonaccrual loans	$25,168	$28,542
Loans past due over 90 days and accruing interest	—	2,005

Total nonperforming non-covered loans	25,168	30,547
Other real estate owned (OREO) – non-covered	11,869	10,252

Total nonperforming non-covered assets	$37,037	$40,799

Accruing troubled debt restructure loans	$5,665	$5,946

Balances
Specific reserve on impaired loans	2,817	2,765
General reserve related to unimpaired loans	10,709	12,070

Total allowance for loan losses	13,526	14,835
Average loans during quarter, net of unearned income	553,227	521,194

Impaired loans	28,662	35,158
Non-impaired loans	520,356	509,560

Total loans, net of unearned income	549,018	544,718

Ratios
Allowance for loan losses to loans	2.46%	2.72%
Allowance for loan losses to nonperforming assets	36.52%	36.36%
Allowance for loan losses to nonaccrual loans	53.74%	51.98%
General reserve to non-impaired loans	2.06%	2.37%
Nonperforming assets to loans and other real estate	6.60%	7.35%
Net charge offs for quarter to average loans, annualized	0.66%	0.71%

Reductions in the ratios related to the allowance to loan losses reflect the charge offs taken on the impaired loans and the improvement in the general component of the allowance. The percent of the general component portion of the allowance to the non-impaired portfolio has declined since year end due to the reduction of accruing substandard loans from December 31, 2011 to June 30, 2012, coupled with a decrease in the historical loss factor used in this calculation as a result of an improved unemployment forecast.

The Company performs troubled debt restructures (“TDR”) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2012, the Company had 16 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Two of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at June 30, 2012 was $9.9 million, of which $4.2 million were classified as nonaccrual.

The primary benefit of the restructured multiple loan workout strategy is to maximize the potential return by restructuring the loan into a “good loan” (the A loan) and a “bad loan” (the B loan). The impact on interest is positive because the Bank is collecting interest on the A loan rather than potentially not collecting interest on the entire original loan structure. The A loan is underwritten pursuant to the Bank’s standard requirements and graded accordingly. The B loan is classified as either “doubtful” or “loss”. An impairment analysis is performed on the B loan and, based on its results, all or a portion of the B note is charged-off or a specific loan loss reserve is established.

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

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2012 and December 31, 2011 is below (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount of Nonaccrual Loans	% of Non-covered Loans	Amount of Nonaccrual Loans	% of Non-covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$6,577	1.20%	$5,320	0.98%
Commercial	7,768	1.41%	9,187	1.69%
Construction and land development	9,759	1.78%	12,718	2.33%
Second mortgages	140	0.03%	189	0.04%
Multifamily	—	—	—	—
Agriculture	54	0.01%	53	0.01%

Total real estate loans	24,298	4.43%	27,467	5.04%
Commercial loans	695	0.13%	1,003	0.18%
Consumer installment loans	175	0.03%	72	0.01%
All other loans	—	—	—	—

Gross loans	$25,168	4.58%	$28,542	5.24%

At June 30, 2012, the Company had 13 construction and land development credit relationships in nonaccrual status. The borrowers for two of these relationships are commercial land developers and ten are residential land developers. The remaining relationship is for the construction of a 1-4 family residence. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2012 was $9.8 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There were no charge-offs related to these relationships during the first six months of 2012. The total amount of the allowance for loan losses attributed to all 11 relationships was $925,000 at June 30, 2012, or 9.5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The

Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the shared loss agreements at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Nonaccrual covered loans	$10,851	$11,469
Other real estate owned (OREO) - covered	3,923	5,764

Total nonperforming covered assets	$14,774	$17,233

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

The Company’s ratio of total risk-based capital was 16.6% at June 30, 2012 compared to 16.2% at December 31, 2011. The tier 1 risk-based capital ratio was 15.4% at June 30, 2012 and 15.0% at December 31, 2011. The Company’s tier 1 leverage ratio was 9.1% at June 30, 2012 and 8.9% at December 31, 2011. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.47% during the three months ended June 30, 2012.

On May 15, 2012, the Company paid two quarterly cash dividends, each in the amount of $221,000, including the one that was due on May 15, 2012, with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company issued the Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company also paid all outstanding interest on the dividend payments that the Company had previously deferred.

As of June 30, 2012, the Company had five quarterly dividend payments with respect to the Preferred Stock that remained accrued and unpaid. The failure to pay dividends for six dividend periods triggers the right for the holder of the Preferred Stock to appoint two directors to the Company’s board.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At June 30, 2012 and December 31, 2011, the Company’s interest-earning assets exceeded its interest-bearing liabilities by $72.2 million and $47.9 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet and balance sheet risk as of June 30, 2012 and December 31, 2011, is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Commitments with off-balance sheet risk:
Commitments to extend credit	$55,442	$51,964
Standby letters of credit	9,094	9,278

Total commitments with off-balance sheet risks	$64,536	$61,242

Commitments with balance sheet risk:
Loans held for sale	$1,179	$580

Total commitments with balance sheet risks	$1,179	$580

Total commitments	$65,715	$61,822

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at June 30, 2012:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	3.0%	$1,069
+100 bp	1.8%	640
most likely	0%	—
–100 bp	0.3%	101
–200 bp	(3.2)%	(1,146)

At June 30, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could increase by 3.0%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 3.2%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2012

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 14, 2012