Form 10-Q
period 2012-09-30
Community Bankers Trust Corp
filed 2012-11-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

At September 30, 2012, there were 21,656,951 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(dollars in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$15,116	$11,078
Interest-bearing bank deposits	17,298	10,673
Federal funds sold	5,000	—

Total cash and cash equivalents	37,414	21,751

Securities available for sale, at fair value	256,394	232,764
Securities held to maturity, at cost (fair value of $52,013 and $68,585, respectively)	48,689	64,422
Equity securities, restricted, at cost	7,351	6,872

Total securities	312,434	304,058

Loans held for resale	1,736	580

Loans not covered by FDIC shared loss agreement	559,532	544,718
Loans covered by FDIC shared loss agreement	89,121	97,561

Total loans	648,653	642,279
Allowance for loan losses (non-covered loans of $14,303 and $14,835, respectively; covered loans of $456 and $776, respectively)	(14,759)	(15,611)

Net loans	633,894	626,668

FDIC indemnification asset	36,191	42,641
Bank premises and equipment, net	34,002	35,084
Other real estate owned, covered by FDIC shared loss agreement	2,943	5,764
Other real estate owned, non-covered	11,896	10,252
Bank owned life insurance	15,008	14,592
FDIC receivable under shared loss agreement	715	1,780
Core deposit intangibles, net	10,863	12,558
Other assets	15,181	16,768

Total assets	$1,112,277	$1,092,496

LIABILITIES
Deposits:
Noninterest-bearing	$78,388	$64,953
Interest-bearing	862,368	868,538

Total deposits	940,756	933,491

Federal Home Loan Bank advances	50,000	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	4,259	6,701

Total liabilities	999,139	981,316

Commitment and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(289)	(454)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,656,951 and 21,627,549 shares issued and outstanding, respectively)	217	216
Additional paid in capital	144,351	144,243
Retained deficit	(51,906)	(53,761)
Accumulated other comprehensive income	2,048	2,219

Total stockholders’ equity	113,138	111,180

Total liabilities and stockholders’ equity	$1,112,277	$1,092,496

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest and dividend income
Interest and fees on non-covered loans	$7,710	$7,314	$22,971	$21,877
Interest and fees on FDIC covered loans	2,931	4,667	11,211	13,325
Interest on federal funds sold	—	1	4	5
Interest on deposits in other banks	9	28	40	53
Interest and dividends on securities
Taxable	2,103	2,058	6,219	6,055
Nontaxable	119	204	355	844

Total interest and dividend income	12,872	14,272	40,800	42,159
Interest expense
Interest on deposits	2,056	2,621	6,650	8,312
Interest on federal funds purchased	3	—	6	1
Interest on other borrowed funds	280	353	982	1,051

Total interest expense	2,339	2,974	7,638	9,364

Net interest income	10,533	11,298	33,162	32,795
Provision for loan losses	—	—	750	1,498

Net interest income after provision for loan losses	10,533	11,298	32,412	31,297

Noninterest income
Service charges on deposit accounts	716	643	2,007	1,856
FDIC indemnification asset amortization	(1,579)	(2,359)	(5,444)	(7,762)
Gain on securities transactions, net	1,180	1,725	1,354	2,563
Loss on sale of other real estate, net	(767)	(1,671)	(1,173)	(2,532)
Other	602	1,000	1,647	2,377

Total noninterest income	152	(662)	(1,609)	(3,498)

Noninterest expense
Salaries and employee benefits	4,028	4,050	12,443	12,425
Occupancy expenses	708	687	2,024	2,234
Equipment expenses	266	289	831	938
Legal fees	3	241	42	381
Professional fees	74	68	307	457
FDIC assessment	368	580	1,448	2,212
Data processing fees	473	478	1,489	1,407
Amortization of intangibles	565	565	1,695	1,696
Other operating expenses	1,554	1,724	4,815	5,479

Total noninterest expense	8,039	8,682	25,094	27,229

Income before income taxes	2,646	1,954	5,709	570
Income tax (expense) benefit	(837)	(532)	(1,700)	178

Net income	1,809	1,422	4,009	748
Dividends paid on preferred stock	221	—	663	—
Accretion of discount on preferred stock	55	51	165	155
Accumulated preferred dividends	—	221	—	663

Net income (loss) available to common stockholders	$1,533	$1,150	$3,181	$(70)

Net income (loss) per share — basic	$0.07	$0.05	$0.15	$(0.00)

Net income (loss) per share — diluted	$0.07	$0.05	$0.15	$(0.00)

Weighted average number of shares outstanding
basic	21,651	21,628	21,640	21,544
diluted	21,743	21,628	21,691	21,544

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$1,809	$1,422	$4,009	$748

Other comprehensive income:
Change in unrealized gain in investment securities	39	2,068	1,095	6,606
Tax related to unrealized (gain) in investment securities	(13)	(703)	(372)	(2,246)
Reclassification adjustment for (gain) in securities sold	(1,180)	(1,725)	(1,354)	(2,563)
Tax related to realized gain in securities sold	401	587	460	871

Total other comprehensive income (loss)	(753)	227	(171)	2,668

Total comprehensive income	$1,056	$1,649	$3,838	$3,416

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND

THE YEAR ENDED DECEMBER 31, 2011

(dollars and shares in thousands)

							Retained Deficit	Accumulated Other Comprehensive Income	Total
			Discount on Preferred Stock			Additional Paid in Capital
	Preferred			Common Stock
	Stock	Warrants		Shares	Amount
Balance January 1, 2011	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	206	—	—	—	(206)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Issuance of stock options	—	—	—	—	—	62	—	—	62
Net income	—	—	—	—	—	—	1,444	—	1,444
Other comprehensive income	—	—	—	—	—	—	—	2,364	2,364

Balance December 31, 2011 (Audited)	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	165	—	—	—	(165)	—	—
Issuance of common stock	—	—	—	29	1	65	—	—	66
Dividends paid on preferred stock	—	—	—	—	—	—	(1,989)	—	(1,989)
Issuance of stock options	—	—	—	—	—	43	—	—	43
Net income	—	—	—	—	—	—	4,009	—	4,009
Other comprehensive (loss)	—	—	—	—	—	—	—	(171)	(171)

Balance September 30, 2012 (Unaudited)	$17,680	$1,037	$(289)	21,657	$217	$144,351	$(51,906)	$2,048	$113,138

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(dollars in thousands)

	September 30, 2012	September 30, 2011
Operating activities:
Net income	$4,009	$748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	2,981	3,046
Issuance of common stock and stock options	109	183
Provision for loan losses	750	1,498
Provision for deferred income taxes	1,700	—
Amortization of security premiums and accretion of discounts, net	2,414	1,370
Net (gain) on sale of securities	(1,354)	(2,563)
Net loss on sale and valuation of other real estate	1,173	2,532
Changes in assets and liabilities:
(Increase) in loans held for sale	(1,156)	—
Decrease in other assets	7,074	18,675
Decrease in accrued expenses and other liabilities	(2,441)	(516)

Net cash provided by operating activities	15,259	24,973

Investing activities:
Proceeds from securities sales, calls, maturities, and paydowns	175,501	241,056
Purchase of securities	(185,198)	(220,161)
Proceeds from sale of other real estate	7,709	6,438
Improvements and additions of other real estate, net of insurance proceeds	(791)	(154)
Net (decrease) increase in loans	(17,160)	13,915
Principal recoveries of loans previously charged off	2,270	548
Purchase of premises and equipment, net	(203)	(499)

Net cash (used in) provided by investing activities	(17,872)	41,143

Financing activities:
Net increase (decrease) in noninterest-bearing and interest-bearing demand deposits	7,265	(46,109)
Net increase in Federal Home Loan Bank borrowings	13,000	—
Cash dividends paid	(1,989)	—

Net cash provided by (used in) financing activities	18,276	(46,109)

Net increase in cash and cash equivalents	15,663	20,007

Cash and cash equivalents:
Beginning of the period	$21,751	$33,381

End of the period	$37,414	$53,388

	September 30, 2012	September 30, 2011
Supplemental disclosures of cash flow information:
Interest paid	$8,149	$9,674
Income taxes paid	120	87
Transfers of OREO property	6,914	9,792
Transfers of OREO to bank premises	—	700

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

1. NATURE OF BANKING ACITIVIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates one loan production office.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the financial position of the Company as of September 30, 2012, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012. Results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

In June 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement).

When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (i.e., the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The Company’s accounting policy for its indemnification asset conforms to the guidance above; therefore, no changes are necessary for adoption.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

2. SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	September 30, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$111,523	$234	$(858)	$110,899
U.S. Gov’t sponsored agencies	501	8	—	509
State, county and municipal	100,847	5,253	(363)	105,737
Corporate and other bonds	6,536	81	(9)	6,608
Mortgage backed – U.S. Gov’t agencies	16,888	400	(51)	17,237
Mortgage backed – U.S. Gov’t sponsored agencies	15,422	115	(133)	15,404

Total Securities Available for Sale	$251,717	$6,091	$(1,414)	$256,394

Securities Held to Maturity
State, county and municipal	$11,832	$1,222	$—	$13,054
Mortgage backed – U.S. Gov’t agencies	10,099	721	—	10,820
Mortgage backed – U.S. Gov’t sponsored agencies	26,758	1,381	—	28,139

Total Securities Held to Maturity	$48,689	$3,324	$—	$52,013

	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,255	$159	$—	$7,414
U.S. Gov’t sponsored agencies	1,005	28	—	1,033
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other bonds	4,801	1	(171)	4,631
Mortgage backed – U.S. Gov’t agencies	73,616	734	(257)	74,093
Mortgage backed – U.S. Gov’t sponsored agencies	82,966	778	(194)	83,550

Total Securities Available for Sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed – U.S. Gov’t agencies	12,743	822	—	13,565
Mortgage backed – U.S. Gov’t sponsored agencies	39,511	2,030	—	41,541

Total Securities Held to Maturity	$64,422	$4,163	$—	$68,585

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The amortized cost and fair value of securities at September 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,588	$3,625	$5,454	$5,424
Due after one year through five years	38,843	41,281	42,554	43,030
Due after five years through ten years	6,258	7,107	121,187	125,589
Due after ten years	—	—	82,522	82,351

Total securities	$48,689	$52,013	$251,717	$256,394

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (OTTI) of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross realized gains	$1,337	$1,791	$2,062	$2,645
Gross realized losses	(157)	(66)	(708)	(82)

Net securities gains	$1,180	$1,725	$1,354	$2,563

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had impairment losses other than temporary in nature for the three and nine months ended September 30, 2012 and 2011.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2012 and December 31, 2011 were as follows (dollars in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$78,539	$(858)	$—	$—	$78,539	$(858)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	23,615	(363)	—	—	23,615	(363)
Corporate and other bonds	1,484	(8)	501	(1)	1,985	(9)
Mortgage backed – U.S. Gov’t agencies	3,420	(49)	701	(2)	4,121	(51)
Mortgage backed – U.S. Gov’t sponsored agencies	12,051	(133)	—	—	12,051	(133)

Total	$119,109	$(1,411)	$1,202	$(3)	$120,311	$(1,414)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	1,242	(7)	—	—	1,242	(7)
Corporate and other bonds	4,380	(171)	—	—	4,380	(171)
Mortgage backed – U.S. Gov’t agencies	38,324	(257)	—	—	38,324	(257)
Mortgage backed – U.S. Gov’t sponsored agencies	25,435	(194)	—	—	25,435	(194)

Total	$69,381	$(629)	$—	$—	$69,381	$(629)

The unrealized losses in the investment portfolio at September 30, 2012 and December 31, 2011 are generally a result of market fluctuations that occur daily. The unrealized losses are from 75 securities at September 30, 2012. Of those, 72 are investment grade, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Investment grade corporate obligations comprise the remaining three securities with unrealized losses at September 30, 2012. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $80.5 million and $34.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits and for other purposes required or permitted by law. At each of September 30, 2012 and December 31, 2011, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

3. LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS)

The Company’s non-covered loans at September 30, 2012 and December 31, 2011 were comprised of the following (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$131,192	23.44%	$127,200	23.34%
Commercial	241,692	43.18	220,471	40.46
Construction and land development	64,304	11.49	75,691	13.89
Second mortgages	7,569	1.35	8,129	1.49
Multifamily	22,018	3.93	19,746	3.62
Agriculture	10,527	1.88	11,444	2.10

Total real estate loans	477,302	85.27	462,681	84.90
Commercial loans	73,415	13.12	72,149	13.24
Consumer installment loans	7,442	1.33	8,461	1.55
All other loans	1,565	0.28	1,659	0.31

Gross loans	559,724	100.00%	544,950	100.00%

Less unearned income on loans	(192)		(232)

Non-covered loans, net of unearned income	$559,532		$544,718

The Company held $42.0 million and $36.5 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2012 and December 31, 2011, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $3.7 million and $3.6 million at September 30, 2012 and December 31, 2011, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield using the interest method.

At September 30, 2012 and December 31, 2011, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables , (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At September 30, 2012 and December 31, 2011, a portion of the construction and land development loans presented above contained interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

There were no significant amounts of interest reserves recognized as interest income on construction loans with interest reserves for the three and nine months ended September 30, 2012 and 2011. Nonperforming construction loans with interest reserves were $4.8 million at September 30, 2012 and December 31, 2011.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the three and nine months ended September 30, 2012 and 2011. For the three months ended September 30, 2012 and 2011, estimated interest income of $473,000 and $836,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2012 and 2011, estimated interest income of $1.2 million and $2.3 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of September 30, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	$4,703	$5,438	$819
Commercial	2,168	2,266	323
Construction and land development	10,028	12,117	1,683
Second mortgages	171	176	27
Multifamily	—	—	—
Agriculture	54	345	9

Total real estate loans	17,124	20,342	2,861
Commercial loans	631	698	92
Consumer installment loans	125	138	13
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	17,880	21,178	2,966

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	1,678	1,716	—
Commercial	6,749	7,182	—
Construction and land development	465	508	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	8,892	9,406	—
Commercial loans	71	76	—
Consumer installment loans	10	10	—
All other loans	—	—	—

Subtotal impaired loans without valuation	8,973	9,492	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	6,381	7,154	819
Commercial	8,917	9,448	323
Construction and land development	10,493	12,625	1,683
Second mortgages	171	176	27
Multifamily	—	—	—
Agriculture	54	345	9

Total real estate loans	26,016	29,748	2,861
Commercial loans	702	774	92
Consumer installment loans	135	148	13
All other loans	—	—	—

Total impaired loans	$26,853	$30,670	$2,966

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,432	$3,497	$1,000
Commercial	6,240	6,362	713
Construction and land development	3,541	6,611	653
Second mortgages	143	156	80
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	13,356	16,626	2,446
Commercial loans	868	874	306
Consumer installment loans	70	71	13
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	14,294	17,571	2,765

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	3,083	3,565	—
Commercial	7,972	8,454	—
Construction and land development	9,471	12,894	—
Second mortgages	59	59	—
Multifamily	—	—	—
Agriculture	53	53	—

Total real estate loans	20,638	25,025	—
Commercial loans	209	593	—
Consumer installment loans	17	17	—
All other loans	—	—	—

Subtotal impaired loans without valuation	20,864	25,635	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	6,515	7,062	1,000
Commercial	14,212	14,816	713
Construction and land development	13,012	19,505	653
Second mortgages	202	215	80
Multifamily	—	—	—
Agriculture	53	53	—

Total real estate loans	33,994	41,651	2,446
Commercial loans	1,077	1,467	306
Consumer installment loans	87	88	13
All other loans	—	—	—

Total impaired loans	$35,158	$43,206	$2,765

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the average recorded investment of impaired loans for the three and nine months ended September 30, 2012 and September 30, 2011 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,570	$3,660	$4,240	$4,552
Commercial	3,581	3,406	4,871	4,586
Construction and land development	8,428	3,574	5,566	6,924
Second mortgages	117	155	153	185
Multifamily	—	—	—	—
Agriculture	27	53	14	99

Total real estate loans	16,723	10,848	14,844	16,346
Commercial loans	434	1,192	579	1,466
Consumer installment loans	150	78	130	74
All other loans	—	—	—	—

Subtotal impaired loans with valuation allowance	17,307	12,118	15,553	17,886

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,273	4,201	2,588	4,733
Commercial	6,050	9,023	6,806	7,125
Construction and land development	1,786	19,550	5,440	16,504
Second mortgages	39	40	34	93
Multifamily	—	—	—	—
Agriculture	27	—	40	13

Total real estate loans	10,175	32,814	14,908	28,468
Commercial loans	265	329	259	395
Consumer installment loans	10	10	20	31
All other loans	—	—	—	—

Subtotal impaired loans without valuation	10,450	33,153	15,187	28,894

Total:
Mortgage loans on real estate:
Residential 1-4 family	6,843	7,861	6,828	9,285
Commercial	9,631	12,429	11,677	11,711
Construction and land development	10,214	23,124	11,006	23,428
Second mortgages	156	195	187	278
Multifamily	—	—	—	—
Agriculture	54	53	54	112

Total real estate loans	26,898	43,662	29,752	44,814
Commercial loans	699	1,521	838	1,861
Consumer installment loans	160	88	150	105
All other loans	—	—	—	—

Total impaired loans	$27,757	$45,271	$30,740	$46,780

The majority of impaired loans are also nonaccruing, for which no interest income was recognized during each of the three and nine months ended September 30, 2012 and 2011. No significant amounts of interest income were recognized on accruing impaired loans for each of the three and nine months ended September 30, 2012 and 2011.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents non-covered nonaccruals by loan category as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$5,474	$5,320
Commercial	8,916	9,187
Construction and land development	10,318	12,718
Second mortgages	140	189
Multifamily	—	—
Agriculture	54	53

Total real estate loans	24,902	27,467
Commercial loans	703	1,003
Consumer installment loans	125	72
All other loans	—	—

Total loans	$25,730	$28,542

Troubled debt restructures, some substandard, and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2012 and December 31, 2011, is set forth in the table below (dollars in thousands):

	September 30, 2012	December 31, 2011
Nonaccruals	$25,730	$28,542
Trouble debt restructure and still accruing	851	5,946
Substandard and still accruing	272	546
Doubtful and still accruing	—	124

Total impaired	$26,853	$35,158

The following tables present an age analysis of past due status of non-covered loans by category as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,200	$5,474	$6,674	$124,518	$131,192	$—
Commercial	55	8,916	8,971	232,721	241,692	—
Construction and land development	350	10,355	10,705	53,599	64,304	37
Second mortgages	19	188	207	7,362	7,569	48
Multifamily	—	—	—	22,018	22,018	—
Agriculture	—	54	54	10,473	10,527	—

Total real estate loans	1,624	24,987	26,611	450,691	477,302	85
Commercial loans	8	703	711	72,704	73,415	—
Consumer installment loans	51	125	176	7,266	7,442	—
All other loans	—	—	—	1,565	1,565	—

Total loans	$1,683	$25,815	$27,498	$532,226	$559,724	$85

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011
	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,743	$5,320	$7,063	$120,137	$127,200	$—
Commercial	1,085	11,192	12,277	208,194	220,471	2,005
Construction and land development	2,924	12,718	15,642	60,049	75,691	—
Second mortgages	709	189	898	7,231	8,129	—
Multifamily	—	—	—	19,746	19,746	—
Agriculture	—	53	53	11,391	11,444	—

Total real estate loans	6,461	29,472	35,933	426,748	462,681	2,005
Commercial loans	87	1003	1,090	71,059	72,149	—
Consumer installment loans	93	72	165	8,296	8,461	—
All other loans	—	—	—	1,659	1,659	—

Total loans	$6,641	$30,547	$37,188	$507,762	$544,950	$2,005

Activity in the allowance for loan losses on non-covered loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	September 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,095	$(1,451)	$3	$4,098
Commercial	3,048	403	(639)	68	2,880
Construction and land development	5,729	(1,744)	(923)	1,628	4,690
Second mortgages	296	(91)	0	56	261
Multifamily	224	48	0		272
Agriculture	25	19	0	0	44

Total real estate loans	12,773	730	(3,013)	1,755	12,245
Commercial loans	1,810	216	(396)	182	1,812
Consumer installment loans	241	50	(114)	54	231
All other loans	11	4	0	0	15

Total loans	$14,835	$1,000	$(3,523)	$1,991	$14,303

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(998)	$(1,831)	$18	$3,451
Commercial	5,287	563	(2,856)	54	3,048
Construction and land development	10,039	(288)	(4,123)	101	5,729
Second mortgages	406	(32)	(81)	3	296
Multifamily	260	(36)	—	—	224
Agriculture	266	(241)	—	—	25

Total real estate loans	22,520	(1,032)	(8,891)	176	12,773
Commercial loans	2,691	2,527	(3,615)	207	1,810
Consumer installment loans	257	67	(288)	205	241
All other loans	75	(64)	—	—	11

Total loans	$25,543	$1,498	$(12,794)	$588	$14,835

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$917	$3,181	$4,098	$9,747	$121,445	$131,192
Commercial	438	2,442	2,880	16,383	225,309	241,692
Construction and land development	2,189	2,501	4,690	15,806	48,498	64,304
Second mortgages	39	222	261	282	7,287	7,569
Multifamily	—	272	272	—	22,018	22,018
Agriculture	8	36	44	55	10,472	10,527

Total real estate loans	3,591	8,654	12,245	42,273	435,029	477,302
Commercial loans	104	1,708	1,812	971	72,444	73,415
Consumer installment loans	14	217	231	142	7,300	7,442
All other loans	—	15	15	—	1,565	1,565

Total loans	$3,709	$10,594	$14,303	$43,386	$516,338	$559,724

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,088	$2,363	$3,451	$8,921	$118,279	$127,200
Commercial	829	2,219	3,048	20,780	199,691	220,471
Construction and land development	1,792	3,937	5,729	22,538	53,153	75,691
Second mortgages	105	191	296	418	7,711	8,129
Multifamily	—	224	224	—	19,746	19,746
Agriculture	2	23	25	330	11,114	11,444

Total real estate loans	3,816	8,957	12,773	52,987	409,694	462,681
Commercial loans	308	1,502	1,810	1,250	70,899	72,149
Consumer installment loans	32	209	241	348	8,113	8,461
All other loans	1	10	11	127	1,532	1,659

Total loans	$4,157	$10,678	$14,835	$54,712	$490,238	$544,950

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans total $16.5 million and $19.6 million at September 30, 2012 and December 31, 2011, respectively. The allowance for loans losses allocated to these loans is $743,000 and $1.4 million at September 30, 2012 and December 31, 2011, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $42.0 million and $36.5 million at September 30, 2012 and December 31, 2011, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$113,504	$8,235	$9,453	$—	$131,192
Commercial	203,939	21,372	16,381	—	241,692
Construction and land development	37,663	10,835	15,806	—	64,304
Second mortgages	6,890	397	282	—	7,569
Multifamily	20,841	1,177	—	—	22,018
Agriculture	10,473	—	54	—	10,527

Total real estate loans	393,310	42,016	41,976	—	477,302
Commercial loans	71,254	1,189	972	—	73,415
Consumer installment loans	7,083	217	142	—	7,442
All other loans	1,565	—	—	—	1,565

Total loans	$473,212	$43,422	$43,090	$—	$559,724

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$107,926	$10,519	$8,688	$67	$127,200
Commercial	162,744	39,506	18,221	—	220,471
Construction and land development	34,391	18,876	22,424	—	75,691
Second mortgages	7,135	576	418	—	8,129
Multifamily	16,199	3,547	—	—	19,746
Agriculture	10,897	494	53	—	11,444

Total real estate loans	339,292	73,518	49,804	67	462,681
Commercial loans	68,511	1,983	1,597	58	72,149
Consumer installment loans	7,878	235	343	5	8,461
All other loans	1,659	—	—	—	1,659

Total loans	$417,340	$75,736	$51,744	$130	$544,950

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

In accordance with ASU 2011-02, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the three months ended September 30, 2012, the Company modified two loans that were considered to be TDRs. The Company extended the terms for one of these loans and lowered the interest rate for one of these loans. The following table presents information relating to loans modified as TDRs during the three months ended September 30, 2012 (dollars in thousands):

	Three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	1	$294	$294
Commercial	1	2,979	2,777

Total real estate loans	2	3,273	3,071
Total loans	2	$3,273	$3,071

During the nine months ended September 30, 2012, the Company modified seven loans that were considered to be TDRs. The Company extended the terms for three of these loans and lowered the interest rate for six of these loans. The following table presents information relating to loans modified as TDRs during the nine months ended September 30, 2012 (dollars in thousands):

	Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$765	$765
Commercial	2	4,150	3,948
Construction and land development	1	675	675

Total real estate loans	6	5,590	5,388
Commercial loans	1	74	74
Total loans	7	$5,664	$5,462

No loans were modified during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Company modified six loans that were considered to be TDRs. The Company extended the terms for five of these loans and lowered the interest rates for six of these loans. The following table presents information relating to loans modified as TDRs during the nine months ended September 30, 2011 (dollars in thousands):

	Nine months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$722	$679
Commercial	2	5,518	4,132

Total real estate loans	5	6,240	4,811
Commercial loans	1	560	531
Total loans	6	$6,800	$5,342

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

A loan is considered to be in default if it is 90 days or more past due. There were two TDRs that resulted in default during each of the three and nine months ended September 30, 2012 that had been restructured during the previous 12 months. The following table presents information relating to TDRs that resulted in default during the three and nine months ended September 30, 2012 (dollars in thousands):

	Three and nine months ended September 30, 2012
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Construction and land development	1	$668

Total real estate loans	1	668
Commercial loans	1	74
Total loans	2	$742

There was one TDR that resulted in default during the three months ended September 30, 2011 that had been restructured during the previous 12 months. This commercial real estate loan had a recorded investment of $1.4 million at September 30, 2011.

There were four TDRs that resulted in default during the nine months ended September 30, 2011 that had been restructured during the previous 12 months. The following table presents information relating to TDRs that resulted in default during the nine months ended September 30, 2011 (dollars in thousands):

	Nine months ended September 30, 2011
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	2	$406
Commercial	1	1,416

Total real estate loans	3	1,822
Commercial loans	1	525
Total loans	4	$2,347

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2012, the Company had 1-4 family mortgages in the amount of $157.4 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $101.4 million.

4. LOANS COVERED BY FDIC SHARED LOSS AGREEMENT (COVERED LOANS)

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits and certain other liabilities and acquire substantially all assets of Suburban Federal Savings Bank (SFSB).  The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2012 and December 31, 2011, the outstanding contractual balance of the covered loans was $143.5 million and $160.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$78,133	87.67%	$84,734	86.85%
Commercial	2,030	2.28	2,170	2.22
Construction and land development	3,328	3.73	4,260	4.38
Second mortgages	5,148	5.78	5,894	6.04
Multifamily	308	0.35	316	0.32
Agriculture	172	0.18	179	0.18

Total real estate loans	89,119	99.99	97,553	99.99
Commercial loans	—	—	—	—
Consumer installment loans	2	0.01	8	0.01
All other loans	—	—	—	—

Total covered loans	$89,121	100.00%	$97,561	100.00%

Activity in the allowance for loan losses on covered loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	September 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(274)	$(12)	$9	$196
Commercial	303	(43)	—	—	260
Construction and land development	—	4	(22)	18	—
Second mortgages	—	—	—	—	—
Multifamily	—	63	(315)	252	—
Agriculture	—	—	—	—	—

Total real estate loans	776	(250)	(349)	279	456
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$776	$(250)	$(349)	$279	$456

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$(53)	$—	$473
Commercial	303	—	—	—	303
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	—	—

Total real estate loans	829	—	(53)	—	776
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$829	$—	$(53)	$—	$776

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$196	$78,133	$473	$84,734
Commercial	260	2,030	303	2,170
Construction and land development	—	3,328	—	4,260
Second mortgages	—	5,148	—	5,894
Multifamily	—	308	—	316
Agriculture	—	172	—	179

Total real estate loans	456	89,119	776	97,553
Commercial loans	—	—	—	—
Consumer installment loans	—	2	—	8
All other loans	—	—	—	—

Total covered loans	$456	$89,121	$776	$97,561

The change in the accretable yield balance for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows (dollars in thousands):

Balance, January 1, 2011	$75,718
Accretion	(17,525)
Reclassification to Non-accretable Yield	(1,883)

Balance, December 31, 2011	56,310
Accretion	(11,211)
Reclassification from Non-accretable Yield	10,069

Balance, September 30, 2012	$55,168

The covered loans are not classified as nonperforming assets as of September 30, 2012, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

5. FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly through January 2014, and the reimbursements for losses on other covered assets are to be made quarterly through January 2019. Prior to the third quarter of 2011, reimbursements for losses on single family one-to-four mortgage loans were made monthly. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements. The fair value of the shared loss agreements is detailed below.

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

Because the acquired loans are subject to shared loss agreements and a corresponding indemnification asset exists to represent the value of expected payments from the FDIC, increases and decreases in loan accretable yield due to changing loss expectations will also have an impact to the valuation of the FDIC indemnification asset. Improvement in loss expectations will typically increase loan accretable yield and decrease the value of the FDIC indemnification asset and, in some instances, result in an amortizable premium on the FDIC indemnification asset. Increases in loss expectations will typically be recognized as impairment in the current period through allowance for loan losses, resulting in additional noninterest income for the amount of the increase in the FDIC indemnification asset.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents the balances of the FDIC indemnification asset at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2011	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	1,902	1,522		1,522
Decreases:
Net amortization of premium			(10,364)	(10,364)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(3,319)	(2,655)		(2,655)
OREO sales	(2,764)	(2,211)		(2,211)
Reimbursements requested from FDIC	(2,525)	(2,020)		(2,020)
Reforecasted Change in Anticipated Expected Losses	(10,831)	(8,665)	8,665	—

December 31, 2011	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	535	428		428
Decreases:
Net amortization of premium			(5,444)	(5,444)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(975)	(780)		(780)
OREO sales	(540)	(432)		(432)
Reimbursements requested from FDIC	(277)	(222)		(222)
Reforecasted Change in Anticipated Expected Losses	(3,902)	(3,122)	3,122	—

September 30, 2012	$23,554	$18,843	$17,348	$36,191

6. OTHER INTANGIBLES

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.2 million, respectively, and will be amortized over approximately 9 years.

Other intangible assets are presented in the following table (dollars in thousands):

Core Deposit Intangibles
Balance, January 1, 2011	$14,819
Amortization	(2,261)

Balance, December 31, 2011	12,558
Amortization	(1,695)

Balance, September 30, 2012	$10,863

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

7. DEPOSITS

The following table provides interest-bearing deposit information, by type, as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
NOW	$117,120	$128,758
MMDA	113,288	115,397
Savings	76,499	69,872
Time deposits less than $100,000	292,374	326,383
Time deposits $100,000 and over	263,087	228,128

Total interest-bearing deposits	$862,368	$868,538

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present activity in accumulated other comprehensive income for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30, 2012
	Unrealized Gain/(Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income (Loss)
Beginning balance	$3,839	$(1,038)	$2,801
Current period other comprehensive income loss	(753)	—	(753)

Ending balance	$3,086	$(1,038)	$2,048

	Three months ended September 30, 2011
	Unrealized Gain/(Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income (Loss)
Beginning balance	$2,296	$—	$2,296
Current period other comprehensive income	227	—	227

Ending balance	$2,523	$—	$2,523

	Nine months ended September 30, 2012
	Unrealized Gain/(Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income (Loss)
Beginning balance	$3,257	$(1,038)	$2,219
Current period other comprehensive income loss	(171)	—	(171)

Ending balance	$3,086	$(1,038)	$2,048

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Nine months ended September 30, 2011
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income
Beginning balance	$(145)	$—	$(145)
Current period other comprehensive income	2,668	—	2,668

Ending balance	$2,523	$—	$2,523

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of September 30, 2012.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$110,899	$105,743	$5,156	$—
U.S. Gov’t sponsored agencies	509	—	509	—
State, county, and municipal	105,738	657	105,081	—
Corporate and other bonds	6,608	264	6,344	—
Mortgage backed – U.S. Gov’t agencies	17,236	—	17,236	—
Mortgage backed – U.S. Gov’t sponsored agencies	15,404	—	15,404	—

Total investment securities available for sale	256,394	106,664	149,730	—
Loans held for resale	1,736	—	1,736	—

Total assets at fair value	$258,130	$106,664	$151,466	$—

Total liabilities at fair value	$—	$—	$—	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,414	$2,099	$5,315	$—
U.S. Gov’t sponsored agencies	1,033	—	1,033	—
State, county and municipal	62,043	1,821	60,222	—
Corporate and other bonds	4,631	—	4,631	—
Mortgage backed – U.S. Gov’t agencies	74,093	—	74,093	—
Mortgage backed – U.S. Gov’t sponsored agencies	83,550	—	83,550	—

Total investment securities available for sale	232,764	3,920	228,844	—

Loans held for resale	580	—	580	—

Total assets at fair value	$233,344	$3,920	$229,424	$—

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2012 and still held on the consolidated balance sheet at September 30, 2012, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$17,358	$—	$2,394	$14,964
Other real estate owned (OREO), non-covered	11,896	—	—	11,896
Other real estate owned (OREO), covered	2,943	—	106	2,837

Total assets at fair value	$32,197	$—	$2,500	$29,697

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$22,082	$308	$8,857	$12,917
Other real estate owned (OREO), non-covered	10,252	—	—	10,252
Other real estate owned (OREO), covered	5,764	—	533	5,231

Total assets at fair value	$38,098	$308	$9,390	$28,400

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2012 and December 31, 2011, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

	September 30, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$48,689	$52,013	$—	$52,013	$—
Loans, non-covered	545,229	549,978	—	549,978	—
Loans, covered	88,665	100,464	—	—	100,464
FDIC indemnification asset	36,191	18,575	—	—	18,575

Financial liabilities:
Interest-bearing deposits	862,368	844,501	—	844,501	—
Borrowings	54,124	54,847	—	54,847	—

	December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$64,422	$68,585	$—	$68,585	$—
Loans, non-covered	529,883	522,960	—	522,960	—
Loans, covered	96,785	99,008	—	—	99,008
FDIC indemnification asset	42,641	22,892	—	—	22,892

Financial liabilities:
Interest-bearing deposits	868,538	870,909	—	870,909	—
Borrowings	41,124	45,002	—	45,002	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2012. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

(dollars and shares in thousands, except per share data)	Net Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2012
Shares issued		21,644
Unissued vested restricted stock		7

Basic EPS	$1,533	21,651	$0.07
Effect of dilutive stock awards	—	92	—

Diluted EPS	$1,533	21,743	$0.07

For the three months ended September 30, 2011
Basic EPS	$1,150	21,628	$0.05
Effect of dilutive stock awards	—	—	—

Diluted EPS	$1,150	21,628	$0.05

For the nine months ended September 30, 2012
Shares issued		21,633
Unissued vested restricted stock		7

Basic EPS	$3,181	21,640	$0.15
Effect of dilutive stock awards	—	51	—

Diluted EPS	$3,181	21,691	$0.15

For the nine months ended September 30, 2011
Basic EPS	$(70)	21,544	$(0.00)
Effect of dilutive stock awards	—	—	—

Diluted EPS	$(70)	21,544	$(0.00)

Excluded from the computation of diluted earnings per share were 1.3 million and 1.1 million common shares issuable under awards, options or warrants, during the three and nine months ended September 30, 2012 and 2011 respectively, because their inclusion would be anti-dilutive.

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

As of September 30, 2012, the Company is current in its payment of dividends, each in the amount of $221,000, with respect to the Series A Preferred Stock.

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

Components of Net Periodic Benefit Cost

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$—	$—	$—	$—
Interest cost	62	65	187	195
Expected return on plan assets	(102)	(75)	(306)	(225)
Recognized net actuarial (gain) loss	16	—	49	—

Net periodic benefit cost	$(24)	$(10)	$(70)	$(30)

At September 30, 2012, employer contributions totalled $2.0 million for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12. CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2011 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of November 14, 2012, these issues remain open.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2012 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2012 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates one loan production office.

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

In addition, the Company’s financial results for the fourth quarter of 2012 may be indirectly affected by Hurricane Sandy, which occurred in October 2012. While there was no direct impact to the Company’s branches or customers, the New Jersey data center of the Company’s third-party processor, a provider of integrated data processing systems to more than 1,300 banks, was evacuated and all processing was moved to the processor’s back-up site. This transition, and the processor’s subsequent recovery activity, resulted in significant delays in certain transaction postings for the Company’s customers. The Company reacted to this situation immediately and worked diligently with the third-party processor to correct the operational issues that were presented. Nevertheless, this situation could ultimately affect the Company’s results of operations, due to the waiver of certain service charges that may have been otherwise realized during the delay period, customer dissatisfaction and similar concerns and other factors. The Company is currently unable to estimate the effect, if any, that this situation will ultimately have on its financial results.

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

Allowance for Loan Losses on Covered Loans

The assets acquired in the Suburban Federal Savings Bank (SFSB) transaction are covered by shared loss agreements with the FDIC. Under the shared loss agreements, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses of such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage loans are to be made quarterly through January 2014, and the reimbursements for losses on other covered assets are to be made quarterly through January 2019. Prior to the third quarter of 2011, reimbursements for losses on single family one–to-four mortgage loans were made monthly. The shared loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared loss agreements.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $3.4 million. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Overview

Net income available to common stockholders was $1.5 million, or $0.07 per common share on a diluted basis, for the quarter ended September 30, 2012 compared with net income available to common stockholders of $1.2 million, or $0.05 per common share on a diluted basis, for the quarter ended September 30, 2011. Net income was driven by an increase in noninterest income of $814,000, or 123.0%, and a reduction in noninterest expenses of $643,000, or 7.4%, offset by a decrease in net interest income after provision for loan losses of $765,000, or 6.8%.

During the third quarter of 2012, the Company recorded no provision for loan losses. During the third quarter of 2011, the Company had no provision for loan losses.

For the nine months ended September 30, 2012, net income available to common stockholders was $3.2 million, compared with a net loss available to common stockholders of $70,000 for the nine months ended September 30, 2011. The $3.3 million improvement for the nine month comparison periods was the result of a reduction of $2.1 million in noninterest expense, a decrease of $1.7 million in interest expense, an increase of $1.9 million in noninterest income and a reduction of $748,000 in provision for loan losses.

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

Net interest income decreased $765,000, or 6.8%, from $11.3 million in the third quarter of 2011 to $10.5 million in the third quarter of 2012. This was primarily the result of a decrease in the Company’s interest spread, from 4.85% in the third quarter of 2011 to 4.25% in the third quarter of 2012. This decreased the Company’s net interest margin from 4.91% in the third quarter of 2011 to 4.32% for the same period in 2012.

Additionally, the cost of interest-bearing liabilities declined 32 basis points, or $635,000 from the third quarter 2011. The continued decline in interest expense is the result of higher than projected demand deposit balances, which has allowed management to reprice certificate of deposit maturities at lower rates, and the renewal of $22.0 million in maturing FHLB advances at lower rates.

Net interest income was $33.2 million for the nine months ended September 30, 2012, compared with $32.8 million for the nine months ended September 30, 2011. The increase in net interest income was $367,000. A decline of $1.6 million in the tax-equivalent yield on earning assets was virtually offset by a decline of $1.7 million in the cost of interest bearing liabilities, which resulted in the increase of 1.1% in net interest income. The yield on investment securities declined from 3.35% for the nine months ended September 30, 2011 to 3.03% for the nine months ended September 30, 2012, as management repositioned a large portion of the portfolio into variable rate securities. The tax equivalent net interest margin decreased from 4.73% in the first nine months of 2011 to 4.58% in the first nine months of 2012.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months and nine months ended September 30, 2012 and 2011. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Three months ended September 30, 2012			Three months ended September 30, 2011
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$556,355	$7,710	5.54%	$498,201	$7,314	5.87%
FDIC covered loans, including fees	91,036	2,931	12.88	101,828	4,667	18.33

Total loans	647,391	10,641	6.57	600,029	11,981	7.99
Interest-bearing bank balances	16,057	9	0.23	48,462	28	0.23
Federal funds sold	842	—	0.10	4,000	1	0.13
Securities (taxable)	304,075	2,103	2.77	254,869	2,058	3.23
Securities (tax exempt)(1)	12,725	179	5.66	21,214	309	5.81

Total earning assets	981,090	12,932	5.27	928,574	14,377	6.19
Allowance for loan losses	(14,129)			(17,237)
Non-earning assets	140,065			156,669

Total assets	$1,107,026			$1,068,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$239,089	$190	0.32	$232,743	$345	0.59
Savings	74,785	56	0.30	68,714	93	0.54
Time deposits	555,894	1,810	1.30	545,731	2,183	1.60

Total deposits	869,768	2,056	0.95	847,188	2,621	1.24
Federal funds purchased	1,872	3	0.72	54	—	0.61
FHLB and other borrowings	43,874	280	2.56	41,124	353	3.43

Total interest-bearing liabilities	915,514	2,339	1.02	888,366	2,974	1.34
Noninterest-bearing deposits	72,300			64,706
Other liabilities	4,623			5,049

Total liabilities	992,437			958,121
Stockholders’ equity	114,589			109,885

Total liabilities and stockholders’ equity	$1,107,026			$1,068,006

Net interest earnings		$10,593			$11,403

Net interest spread			4.25%			4.85%
Net interest margin			4.32%			4.91%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$553,154	$22,971	5.54%	$507,484	$21,877	5.75%
FDIC covered loans, including fees	93,192	11,211	16.04	106,672	13,325	16.65

Total loans	646,346	34,182	7.05	614,156	35,202	7.64
Interest-bearing bank balances	22,019	40	0.24	25,246	53	0.28
Federal funds sold	4,796	4	0.11	4,810	5	0.15
Securities (taxable)	285,140	6,219	2.91	262,209	6,055	3.08
Securities (tax exempt)(1)	12,400	537	5.78	29,452	1,278	5.79

Total earning assets	970,701	40,982	5.63	935,873	42,593	6.07
Allowance for loan losses	(14,694)			(20,837)
Non-earning assets	146,689			163,294

Total assets	$1,102,696			$1,078,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest-bearing	$237,756	$671	0.38	$233,806	$1,039	0.59
Savings	73,003	198	0.36	66,792	265	0.53
Time deposits	558,079	5,781	1.38	559,427	7,008	1.67

Total deposits	868,838	6,650	1.02	860,025	8,312	1.29
Federal funds purchased	1,185	6	0.71	255	1	0.63
FHLB and other borrowings	42,047	982	3.12	41,124	1,051	3.41

Total interest-bearing liabilities	912,070	7,638	1.12	901,404	9,364	1.39
Noninterest-bearing deposits	71,148			63,489
Other liabilities	4,637			5,177

Total liabilities	987,855			970,070
Stockholders’ equity	114,841			108,260

Total liabilities and stockholders’ equity	$1,102,696			$1,078,330

Net interest earnings		$33,344			$33,229

Net interest spread			4.51%			4.68%
Net interest margin			4.58%			4.73%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

There was no provision for loan losses for the quarters ended September 30, 2012 and September 30, 2011. The provision for loan losses was $750,000 for the nine months ended September 30, 2012 compared with $1.5 million for the nine months ended September 30, 2011.

The Company records a separate provision for loan losses for its non-covered loan portfolio and its FDIC covered loan portfolio. Neither portfolio had a provision for the third quarter of 2012 or 2011. The provision for loan losses on non-covered loans was $1.0 million for the nine months ended September 30, 2012 compared with $1.5 million for the nine months ended September 30, 2011. The provision for loan losses on covered loans was a $250,000 credit for the first nine months of 2012, which was the result of improvement in expected losses on the Company’s FDIC covered portfolio, which the Company recognized in the first quarter of the year. There was no provision for the covered loan portfolio for the nine months ended September 30, 2011.

Charged-off loans were $819,000 in the third quarter of 2012 compared with charged-off loans of $1.4 million in the third quarter of 2011. Recoveries were $1.6 million and $327,000 in the third quarters of 2012 and 2011, respectively. The amount in the third quarter of 2012 included large recoveries arising from two construction and land development loans that the Company had previously charged off. This resulted in net recoveries of $777,000 for the quarter ended September 30, 2012, compared with net charged-off loans of $1.0 million for the second quarter of 2011. Since the beginning of 2011, the Company has charged-off $16.3 million in loans and realized $2.5 million in recoveries.

For the nine months ended September 30, 2012, net charge-offs were $1.5 million compared with $6.7 million for the same period in 2011. Total charge-offs were $3.5 million for the first nine months of 2012 and $7.2 million for the same period in 2011. Recoveries for the nine month comparison period were $2.0 million in 2012, including $1.6 million in the third quarter, and $453,000 in 2011. Management’s aggressive strategy to work nonperforming loans and other real estate owned is evidenced in the volume of charge-offs as well as the level of the loan loss reserve.

Noninterest Income

Noninterest income increased $814,000, from negative $662,000 in the third quarter of 2011, to $152,000 in the third quarter of 2012. Gain/(loss) on sale of OREO was the largest contributor to this increase and improved from a loss of $1.7 million in the third quarter of 2011 to a loss of $767,000 in the third quarter of 2012. Indemnification asset amortization also improved, from $2.4 million in the third quarter of 2011 to $1.6 million in the third quarter of 2011. Service charges on deposit accounts increased $73,000 from the third quarter of 2011 to the same period in 2012. Offsetting these increases was a reduction of $545,000 in gain/(loss) on sale of securities and a reduction in other noninterest income of $398,000 when comparing the two quarters.

For the nine months ended September 30, 2012, noninterest income equaled negative $1.6 million, compared with negative $3.5 million for the nine months ended September 30, 2011. This change was due primarily to a reduction in FDIC indemnification asset amortization of $2.3 million, from $7.8 million for the first nine months of 2011 to $5.4 million for the same period in 2012. Also improving noninterest income performance was a $1.3 million reduction in gain/(loss) on sale of OREO, from a loss of $2.5 million for the first nine months of 2011 to $1.2 million for the same period in 2012. Service charges on deposit accounts increased 8.1%, or $151,000, from $1.9 million for the first nine months of 2011 to $2.0 million for the same period in 2012. Offsetting these increases was a decrease in gain on sale of securities of $1.2 million, from $2.6 million for the first nine months of 2011 to $1.4 million for the same period in 2012. Other noninterest income declined in the nine month period ended September 30, 2012 compared with the same period in 2011. Other noninterest income was $1.6 million for the nine months ended September 30, 2012 and $2.4 million for the nine months ended September 30, 2011. This decrease reflects fewer reimbursable loss events in FDIC covered loans.

Noninterest Expense

Noninterest expenses declined $643,000, or 7.4%, when comparing the third quarter of 2012 to the same period in 2011. Legal fees were the largest category decrease and were $3,000 in the third quarter of 2012 compared with $241,000 in the third quarter of 2011. Also seeing significant declines were FDIC assessment expenses, which declined $212,000, from $580,000 in the third quarter of 2011 to $368,000 in the third quarter of 2012.

For the nine months ended September 30, 2012, noninterest expenses declined $2.1 million, or 7.8%, when compared with the same period in 2011. Noninterest expenses were $27.2 million for the first nine months of 2011 and declined to $25.1 million for the first nine months in 2012. FDIC assessment was the largest category decrease, which declined from $2.2 million for the first nine months in 2011 to $1.4 million for the same period in 2012, a decrease of $764,000, or 34.5%. Other operating expenses declined $664,000, or 12.1%, and were $4.8 million for the third quarter of 2012, down from $5.5 million for the same period in 2011. Legal fees declined $339,000, or 89.0%, and were $42,000 for the nine months ended September 30, 2012, down from $381,000 for the same period in 2011. Occupancy declined $210,000, or 9.4%, and were $2.0 million for the first nine months of 2012, down from $2.2 million for the same period in 2011. Professional fees declined $150,000, or 32.8%, and were $307,000 for the first nine months of 2012 compared with $457,000 for the same period in 2011. Reducing these improvements in noninterest income were an increase of $82,000, or 5.8%, in data processing expenses and an increase of $18,000 in salaries and employee benefits from the first nine months of 2011 to the first nine months of 2012.

Income Taxes

Income tax expense was $837,000 for the three months ended September 30, 2012, compared with income tax expense of $473,000 in the second quarter of 2012. Income tax was $532,000 in the third quarter of 2011. For the nine months ended September 30, 2012, income tax expense was $1.7 million compared with income tax benefit of $178,000 for the nine months ended September 30, 2011.

FINANCIAL CONDITION

General

At September 30, 2012, the Company had total assets of $1.112 billion, an increase of $19.8 million, or 1.8%, from total assets of $1.092 billion at December 31, 2011. Total loans were $648.7 million at September 30, 2012, increasing $6.4 million, or 1.0%, from $642.3 million at December 31, 2011. The carrying value of FDIC covered loans declined $8.4 million, or 8.7%, from December 31, 2011 and were $89.1 million at September 30, 2012. Non-covered loans equaled $559.5 million at September 30, 2012, increasing $14.8 million, or 2.7%, since December 31, 2011.

During the third quarter of 2011, the Bank began purchasing government-guaranteed loans under programs administered by the USDA. The Bank has purchased only the government-guaranteed portion of any of the loans that have been originated by other financial institutions. During the first nine months of 2012, $5.5 million in USDA loan balances were added, bringing the total to $42.0 million at September 30, 2012. USDA balances are reflected in non-covered loans and are classified according to collateral and purpose.

The Company’s securities portfolio, excluding equity securities, increased $7.9 million, or 2.7%, during the first nine months of 2012 to $305.1 million, with realized gains of $1.4 million, through sales activity. These net gains were taken during the year in a portfolio repositioning strategy to mitigate interest rate risk in a higher rate environment. In a higher rate environment, the liquidity of fixed rate securities is compromised and interest rate risk increases. Management has shifted from mortgage-backed securities balances to floating rate securities issued by the Small Business Administration (SBA) and high quality state, county and municipalities.

The Company had cash and cash equivalents of $37.4 million at September 30, 2012, compared with $21.8 million at December 31, 2011. There were $5.0 million in Federal funds sold at September 30, 2012, compared with no Federal funds sold at December 31, 2011.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (“AFS”) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $256.4 million at September 30, 2012 and $232.8 million at December 31, 2011. At September 30, 2012, the Company had a net unrealized gain on the AFS portfolio of $4.7 million compared with a net unrealized gain of $4.9 million at December 31, 2011.

Interest bearing deposits at September 30, 2012 were $862.4 million, a decrease of $6.2 million from December 31, 2011. Time deposits less than $100,000 declined $34.0 million during the first nine months of 2011 as management kept rates low among all regions as loan demand remained tepid and covered loans continued to decline in volume. NOW accounts declined $11.6 million and money market deposit accounts declined $2.1 million during the first nine months of 2012. During the third quarter of 2012, the Company obtained a short-term, low cost public fund deposit of $20 million, which resulted in an increase in time deposits greater than $100,000 of $35.0 million during the first nine months of 2012. Savings accounts increased $6.6 million during the first nine months of 2012. The Company’s total loan-to-deposit ratio was 69.0% at September 30, 2012 compared with 68.8% at December 31, 2011.

The Company had Federal Home Loan Bank (FHLB) advances of $50.0 million at September 30, 2012 and $37.0 million at December 31, 2011. During the third quarter of 2012 the Company obtained an additional $13.0 million in FHLB advances, as well as rolling over $22.0 million in maturing advances at much lower rates than was being carried prior to their maturities during the quarter. At June 30, 2012 the Company’s blended rate on its $37.0 million in advances was 3.21% and at September 30, 2012 the blended rate on the $50.0 million in advances is 1.25%. The Company anticipates that the repricing on the $37.0 million will result in approximately $480,000 in after tax savings and net after tax savings on total FHLB borrowings will be approximately $370,000.

Stockholders’ equity was $113.1 million at September 30, 2012 and $111.2 million at December 31, 2011, both periods reflecting ratios that were 10.2% of total assets. Stockholders’ equity was $110.7 million, or 10.3% of total assets, at September 30, 2011.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $37.7 million at September 30, 2012 and net charge offs were $1.5 million for the nine months ended September 30, 2012. This compares with nonperforming assets of $40.8 million and net charge offs of $12.2 million at and for the year ended December 31, 2011.

Nonperforming non-covered loans decreased $4.7 million during the nine months ended September 30, 2012. Additions to nonaccrual loans totaled $10.3 million, primarily attributable to 24 relationships relating to loans for construction and land development and loans for residential property, totaling $6.3 million, which are secured by real estate. The remaining increase related primarily to loans for commercial real estate, which are also secured by real estate. There were $3.5 million in charge offs taken during the period centered in commercial real estate, construction and land development, and residential real estate loans. There were $4.2 million in paydowns during the period. Foreclosures for the period totaled $5.1 million and $2.2 million of non-covered loans were reinstated to accruing status.

The ratio of the allowance for loan losses to nonperforming assets was 37.93% at September 30, 2012, compared with 36.52% at June 30, 2012 and 34.94% at September 30, 2011. The ratio of allowance for loan losses to total non-covered loans was 2.56% at September 30, 2012, compared with 2.46% at June 30, 2012 and 3.12% at September 30, 2011. The decrease in the allowance for loan losses to total non-covered loans ratio from September 2011 to September 2012 was the result of aggressive charge-offs for non-performing loans and a lesser volume of loans migrating to a non-performing status. This situation has resulted in a stabilization of allowance coverage ratios.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2012 and December 31, 2011, total impaired non-covered loans equaled $26.9 million and $35.2 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated:

(dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans	$25,730	$28,542
Loans past due over 90 days and accruing interest	85	2,005

Total nonperforming non-covered loans	25,815	30,547
Other real estate owned (OREO) – non-covered	11,896	10,252

Total nonperforming non-covered assets	$37,711	$40,799

Accruing troubled debt restructure loans	$5,812	$5,946

Balances
Specific reserve on impaired loans	2,966	2,765
General reserve related to unimpaired loans	11,337	12,070

Total allowance for loan losses	14,303	14,835
Average loans during quarter, net of unearned income	556,355	521,194

Impaired loans	26,853	35,158
Non-impaired loans	532,679	509,560

Total loans, net of unearned income	559,532	544,718

Ratios
Allowance for loan losses to loans	2.56%	2.72%
Allowance for loan losses to nonperforming assets	37.93%	36.36%
Allowance for loan losses to nonaccrual loans	55.59%	51.98%
General reserve to non-impaired loans	2.13%	2.37%
Nonaccrual loans to loans	4.60%	5.24%
Nonperforming assets to loans and other real estate	6.60%	7.35%
Net charge offs for quarter to average loans, annualized	(0.56%)	0.71%

The percent of the general component portion of the allowance to the non-impaired portfolio has declined since year end due to the reduction of accruing substandard loans from December 31, 2011 to September 30, 2012, coupled with a decrease in the historical loss factor used in this calculation as a result of an improved unemployment forecast.

The Company performs troubled debt restructures (“TDR”) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2012, the Company had 18 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Three of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at September 30, 2012 was $12.8 million, of which $7.0 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2012 and December 31, 2011 is below (dollars in thousands):

	September 30, 2012	December 31, 2011
	Amount of Nonaccrual Loans	Amount of Nonaccrual Loans
Mortgage loans on real estate:
Residential 1-4 family	$5,474	$5,320
Commercial	8,916	9,187
Construction and land development	10,318	12,718
Second mortgages	140	189
Multifamily	—	—
Agriculture	54	53

Total real estate loans	24,902	27,467
Commercial loans	703	1,003
Consumer installment loans	125	72
All other loans	—	—

Gross loans	$25,730	$28,542

At September 30, 2012, the Company had nine construction and land development credit relationships in nonaccrual status. The borrowers for eight of these relationships are residential land developers. The remaining relationship is for the construction of a 1-4 family residence. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2012 was $10.3 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There have been no charge-offs related to these relationships during the first nine months of 2012. The total amount of the allowance for loan losses attributed to all nine relationships was $1.7 million at September 30, 2012, or 16.1% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the shared loss agreements at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Nonaccrual covered loans	$10,291	$11,469
Other real estate owned (OREO) - covered	2,943	5,764

Total nonperforming covered assets	$13,234	$17,233

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

The Company’s ratio of total risk-based capital was 16.8% at September 30, 2012 compared to 16.2% at December 31, 2011. The tier 1 risk-based capital ratio was 15.6% at September 30, 2012 and 15.0% at December 31, 2011. The Company’s tier 1 leverage ratio was 9.3% at September 30, 2012 and 8.9% at December 31, 2011. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.46% during the three months ended September 30, 2012.

On August 22, 2012, the Company paid six quarterly cash dividends, each in the amount of $221,000, including the one that was due on August 15, 2012, with respect to its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company issued the Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. The Company also paid all outstanding interest on the dividend payments that the Company had previously deferred. As of September 30, 2012, the Company is current in its payment of dividends with respect to the Series A Preferred Stock.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At September 30, 2012 and December 31, 2011, the Company’s interest-earning assets exceeded its interest-bearing liabilities by $68.6 million and $47.9 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet and balance sheet risk as of September 30, 2012 and December 31, 2011, is as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Commitments with off-balance sheet risk:
Commitments to extend credit	$58,844	$51,964
Standby letters of credit	9,830	9,278

Total commitments with off-balance sheet risks	$68,674	$61,242

Commitments with balance sheet risk:
Loans held for sale	$1,736	$580

Total commitments with balance sheet risks	$1,736	$580

Total commitments	$70,410	$61,822

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at September 30, 2012:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(5.0)%	$(2,060)
+100 bp	(3.1)%	(1,267)
most likely	0%	—
–100 bp	(0.6)%	(235)
–200 bp	(0.9)%	(379)

At September 30, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 5.0%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 0.9%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 14, 2012