Form 10-K
period 2012-12-31
Community Bankers Trust Corp
filed 2013-03-26
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $37,756,627

On March 15, 2013, there were 21,654,387 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2013 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates two loan production offices in Virginia.

The Bank was established in 1926 and is headquartered in Tappahannock, Virginia. The Bank engages in general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial checking, savings and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

Essex Services, Inc. is a wholly-owned subsidiary of the Bank and was formed to sell title insurance to the Bank’s mortgage loan customers. Essex Services, Inc. also offers insurance products through an ownership interest in Bankers Insurance, LLC and investment products and alternatives through an affiliation with Infinex Investments, Inc.

The Company’s corporate headquarters are located at 4235 Innslake Drive, Suite 200, Glen Allen, Virginia 23060. The telephone number of the corporate headquarters is (804) 934-9999.

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESXB”.

Resolution of Regulatory Concerns

On December 5, 2012, the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission terminated their written regulatory agreement with the Company and the Bank. The parties had entered into the written agreement on April 21, 2011. Under the terms of the written agreement, the Company and the Bank had committed to take certain actions to strengthen the Company’s and the Bank’s risk profile and operations and maintain effective control over and supervision of major operations and activities, with a focus on the Bank’s credit risk management and credit administration activities. The termination of the written agreement was the result of the Company and the Bank being in full compliance with its provisions, primarily through improvements in credit risk practices and the resolution of issues with non-performing assets.

Strategy

The Company’s strategy is to be recognized as the premier provider of financial services by exceeding the service expectations of all of its clients and stockholders while creating a rewarding environment for its associates. The Company will accomplish this goal while operating in a safe and sound manner to provide a desirable return to its investors. During 2012, the Company continued its focus on consolidating and strengthening the operating procedures and overall management of the existing bank franchise and working through the requirements of the formal written agreement with its federal and state regulators from April 2011.

The Company has adopted and implemented a formal strategic plan that centers on consistent growth in core profitability, while continuing with its objectives of strong credit risk practices and resolution of non-performing assets. An aggressive decrease in non-performing loans has the ability to raise profitability significantly for the near term. Additionally, the Company has identified three core new production competencies to improve on that will also increase income in the near term – consumer and small business banking, commercial and industrial lending and real estate lending. The Company is also placing less focus on real estate development financing to consistently reduce the existing concentrations in that area of the Bank’s loan portfolio given the risk exposure and current economic conditions. Another large profit driver of the Company is the continued management of the shared loss agreements with the Federal Deposit Insurance Corporation (the “FDIC”) to match the income and cost component with the Company’s current operating strategy.

The priorities and key initiatives outlined in the Company’s strategic plan, include the following specific priorities:

•	Gaining operating efficiencies through centralization and affordable technology

•	Ensuring gains in competitive market share through specific focus in its current markets with a front-line sales oriented culture focused on total relationship banking including low-cost deposits

•	Looking at expansion into new markets

•	Aggressively managing the loan portfolios and loans covered by the shared loss agreements with the FDIC

•	Enhancing fee-income business lines, specifically mortgage and investment sales

•	Exiting unprofitable markets and lines of business

•	Continuing the implementation of risk management initiatives

The Company believes that the continued successful execution on its strategies will enhance the major profit drivers of the Bank by increasing interest income and improving its efficiency and result in overall loan growth for better utilization of assets. All of these factors will lead to an increase in profitability for stockholders.

Operations

The Bank’s operating strategy is delineated by business lines and by the functional support areas that help accomplish the stated goals and financial budget of the organization. A major component of future income is growth in three core business lines – retail and small business banking, commercial and industrial banking and real estate lending. These core businesses, combined with the Bank’s geographic locations, dictate the market position that the Bank needs to take to be successful. The majority of new loan growth will occur in all three lines, although the retail segment primarily provides the funding through core deposit relationship growth.

Retail and Small Business Banking

The Bank markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Bank attracts new customers by making its service through these distributions points convenient. All of the Bank’s existing markets are prime targets for expanding the consumer side of its business with full loan and deposit relationships, and the Bank has restructured its retail group to accommodate growth. In addition, the Bank is focused on potential growth in new market areas in which it currently operates loan production offices.

Commercial and Industrial Banking

In the commercial and industrial banking group, the Bank focuses on small to mid-sized business customers (sales of $5 million to $15 million each year) who are not targeted by larger banks and for whom smaller community banks have no expertise. The Bank has an experienced team with a strong loan pipeline going into 2013. The typical relationship consists of working capital lines and equipment loans with the primary deposit accounts of the customer. Most of these relationships will be new to the Bank and create strong and positive growth potential.

Commercial Real Estate Lending

The Bank has historically held a significant concentration in real estate loans. The current strategy is to manage the existing real estate acquisition, development and construction loans and add income producing property loans to the real estate portfolio. The Bank originates both owner occupied and non-owner occupied borrowings where the cash flows provide significant debt coverage for the relationship.

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

The activities in which we engage are highly competitive. Financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition that we face. Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business. The tax-free status granted to credit unions provides them a significant competitive advantage. Many of the largest banks operating in Virginia, Maryland and Georgia, including some of the largest banks in the country, have offices in our market areas. Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to us. We face competition from institutions that offer products and services that we do not or cannot currently offer. Some institutions with which we compete offer interest rate levels on loan and deposit products that we are unwilling to offer due to interest rate risk and overall profitability concerns. We expect the level of competition to increase.

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

The Company’s common stock has traded on the NASDAQ Capital Market under the symbol “ESXB” since March 14, 2013.

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

Acquisition of Georgia Operations

On November 21, 2008, the Bank acquired certain fixed assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (“TCB”), a Georgia state-chartered bank. The transaction was consummated pursuant to a Purchase and Assumption Agreement, dated November 21, 2008, by and among the FDIC, as Receiver for The Community Bank and the Bank.

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

Issuance of Preferred Stock

On December 19, 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a related common stock warrant to the United States Department of the Treasury for a total price of $17,680,000. The issuance and receipt of proceeds from the Department of the Treasury were made under its voluntary Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital.

The Series A Preferred Stock has a liquidation amount per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The common stock warrant permits the Department of the Treasury to purchase 780,000 shares of common stock at an exercise price of $3.40 per share.

In 2010, 2011 and 2012, the Company deferred various payments of its regular quarterly cash dividend with respect to the Series A Preferred Stock as it was in the process of resolving certain regulatory concerns. The payment of dividends on the Series A Preferred Stock had also been subject to approval of the Company’s regulators, as set forth in the written agreement with them.

As of December 31, 2012, the Company was current in its payment of dividends, each in the amount of $221,000, with respect to the Series A Preferred Stock. In addition, all 17,680 shares of the Series A Preferred Stock remained outstanding as of that date.

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

Pursuant to the terms of the Purchase and Assumption Agreement, the Bank assumed approximately $303 million in deposits, all of which were deemed to be core deposits. The Bank purchased approximately $362 million in loans (based on contract value) and other assets. The Bank has entered into a shared loss arrangement with the FDIC with respect to loans and real estate assets acquired. These are referred to as covered assets. All deposits have been fully assumed, and all deposits maintain their current insurance coverage. The Bank bid a negative $45 million for the net assets acquired.

Employees

As of December 31, 2012, the Company had approximately 273 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Supervision and Regulation

General

As a bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Other federal and state laws govern the activities of the Bank, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. The Bank is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). The Bank also is subject to regulation, supervision and examination by the Federal Reserve and the FDIC.

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

The Dodd-Frank Act

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, and until December 31, 2012 provided unlimited deposit insurance coverage for transaction accounts. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund is to be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve System. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no effect on the Company.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011. The Dodd-Frank Act also provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent capital requirements, liquidity and leverage ratio requirements, or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

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

Proposed Changes in Capital Requirements

In June 2012, the Federal Reserve and the FDIC jointly issued proposed rules that would revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).

Among other things, the proposed rules establish a new common equity tier 1 (“CET1”) minimum capital requirement, introduce a “capital conservation buffer” and raise minimum risk-based capital requirements. Basel III establishes the CET1 to risk-weighted assets to 4.5%, and a capital conservation buffer of an additional 2.5%, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 Capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in Tier 1 Capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. Basel III also introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 Capital would be phased out over a ten-year period.

The proposed rules also introduce new methodologies for determining risk-weighted assets, including higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules indicate that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the regulatory agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013 and implementation has been delayed indefinitely.

Deposit Insurance

The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital). In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate (87% at December 31, 2012). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

The success of our strategy depends on our ability to identify and retain individuals with experience and relationships in our markets.

In order to be successful, we must identify and retain experienced key management members with local expertise and relationships. We expect that competition for qualified personnel will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in our chosen geographic market. Even if we identify individuals that we believe could assist us in building our franchise, we may be unable to recruit these individuals away from their current banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel could limit our growth and could materially adversely affect our business, financial condition and results of operations.

We have not paid dividends on shares of our common stock or preferred stock on a regular basis and have previously deferred certain interest payments with respect to our trust preferred securities, and we may not be able to pay future dividends.

In 2010, we suspended the payment of dividends with respect to shares of our common stock, and we began to defer dividend payments with respect to the preferred stock that we issued to the United States Department of Treasury in connection with our participation in the TARP Capital Purchase Program and interest payments with respect to our trust preferred securities. While we have not recommenced the payment of dividends on our common stock, we are now current with respect to required payments on the quarterly cash dividend with respect to the Series A Preferred Stock and all interest payments under our trust preferred securities.

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

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2012, additional losses that we may incur in the future may require us to raise capital. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

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

The realization of the benefits of the FDIC shared loss agreements depends on our compliance with the agreements.

Under the shared loss agreements into which we entered in January 2009, the FDIC will reimburse us for 80% of losses arising from covered loans and foreclosed real estate assets on the first $118 million in losses of such covered loans and foreclosed real estate assets and for 95% of losses on covered loans and foreclosed real estate assets thereafter. The shared loss agreements include a number of obligations for us, including, for example, the submission of detailed certificates, on a monthly basis for losses on single family one-to-four residential mortgage loans and on a quarterly basis for losses on other covered assets, for the FDIC’s review.

Because the shared loss agreements subject us to a number of contractual requirements, we must implement effective internal processes over covered assets (including consistency in the treatment of covered and non-covered assets) to maintain the guaranty that the FDIC has agreed to provide, which underpins the FDIC indemnification asset, which totaled $33.8 million at December 31, 2012. Any failure to comply with the contractual requirements of the shared loss agreements may lead to the revocation of the agreements, which would necessitate the write-off of the related indemnification asset and the receivable that we carry on our balance sheet for amounts that we have billed the FDIC.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in our internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have in the past discovered, and may in the future discover, areas of its internal controls that need improvement. Even so, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

We can give no assurances that our deferred tax asset will not become impaired in the future because it is based on projections of future earnings, which are subject to uncertainty and estimates that may change based on economic conditions.

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2012, we recorded net deferred income tax assets of $4.7 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

A substantial decline in the value of our securities portfolio may result in an “other-than-temporary” impairment charge.

The total amount of our available-for-sale securities portfolio was $309.1 million at December 31, 2012. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

It is important to note that our organization has grown substantially over the past five years. In May 2008, we merged with each of BOE, the then holding company for the Bank, and TFC, the holding company for TransCommunity Bank, N.A., and, in July 2008, TransCommunity Bank merged into the Bank. In November 2008, the Bank acquired certain assets and assumed all deposit liabilities of TCB and, in January 2009, the Bank acquired certain assets and assumed all deposit liabilities of SFSB. This significant growth put considerable strain on our organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of our size and complexity. Furthermore, this growth strained our control structure, including the structure that supports the effective application of policies and the execution of procedures within the operation of financial reporting controls.

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

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in services provided by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties affect the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Certain of our covered assets will no longer be covered by a FDIC shared loss agreement in 2014.

Under the shared loss agreements that we have with the FDIC, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. While the reimbursements for losses on single family one-to-four residential mortgage assets are to be made quarterly through January 2019, the reimbursements for losses on other covered assets are to be made quarterly only through January 2014. This reimbursement arrangement expires at that time and, accordingly, any losses with respect to these non-single family assets after January 2014 will be entirely borne by us. While we believe that we are managing and monitoring these assets, which have a carrying value of $6.5 million at December 31, 2012, appropriately, any unforeseen issues with respect to any of them will have a direct effect on our results after January 2014.

We may be subject to more stringent capital and liquidity requirements, the short-term and long-term impact of which is uncertain.

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies. On June 7, 2012, the Federal Reserve and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. If implemented, the proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate. The rules would also lead to more restrictive leverage and liquidity ratios.

The ultimate impact of the new capital and liquidity standards on the Company and the Bank cannot be determined at this time and depend on a number of factors, including the treatment and final implementation by the Federal Reserve. The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date. These requirements and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption in recent years. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Landover Hills — 7467 Annapolis Road, Landover Hills, MD 20784

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, its Winterfield office in the Virginia market and the Arnold, Clinton, Landover Hills and Rockville offices in the Maryland market. The Company also has two loan production offices in Virginia, both of which it leases.

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

Market Price for Securities

The Company’s common stock has traded on the NASDAQ Capital Market under the symbol “ESXB” since March 14, 2013. The common stock traded on the NYSE MKT (formerly known as the NYSE Amex) under the symbol “BTC” until March 13, 2013. The Company’s warrants and units traded on the NYSE MKT under the symbols “BTC.WS,” and “BTC.U,” respectively, until May 27, 2011, and the warrants expired on June 4, 2011.

The following table sets forth, for each quarter of 2011 and 2012, the high and low closing sales prices of the Company’s common stock, warrants and units as reported on the NYSE MKT.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2011
Quarter ended March 31	$1.62	$1.08	$0.04	$0.01	$1.75	$1.07
Quarter ended June 30	1.40	1.05	0.03	0.00	2.80	1.04
Quarter ended September 30	1.45	1.04	n/a	n/a	n/a	n/a
Quarter ended December 31	1.25	1.00	n/a	n/a	n/a	n/a
2012
Quarter ended March 31	2.15	1.05	n/a	n/a	n/a	n/a
Quarter ended June 30	2.40	1.72	n/a	n/a	n/a	n/a
Quarter ended September 30	2.88	1.77	n/a	n/a	n/a	n/a
Quarter ended December 31	2.87	2.31	n/a	n/a	n/a	n/a

Holders of Record

As of December 31, 2012, there were 2,087 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

Dividends

The Company’s dividend policy is subject to the discretion of the board of directors and future cash dividend payments to stockholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements, and general business conditions. Under a capital plan that the Company adopted in October 2009, the Company’s policy is to pay quarterly cash dividends. However, the Company has determined to limit any cash dividend payment to no more than 50% of its prior four quarter’s earnings, excluding any goodwill impairment. The Company retains the discretion to modify this determination if its capital ratios and related models indicate that such modification is prudent and consistent with the maintenance of targeted capital levels. In addition, if the Company’s capital levels fall or are forecasted to fall below “well capitalized” levels, the Company will consider the suspension of the dividend payment.

The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Supervision and Regulation — Capital Requirements and Dividends” in Item 1 above.

The Company commenced declaring dividends on its common stock in 2008 following the mergers with BOE and TFC. From the second quarter of 2008 through the first quarter of 2010, the Company paid a quarterly cash dividend of $0.04 per share to the holders of its common stock.

Following the payment of its cash dividend in February 2010, the Company determined to suspend the payment of its quarterly dividend to holders of common stock. While the Company believes that its capital and liquidity levels remain above the averages of its peers, the Company remains concerned over asset quality and the uncertainty of the real estate markets and general economy in the central Virginia region. Due to these factors, the Company has determined that it is currently prudent to retain capital until such time as the Company experiences an upturn in economic conditions, lower levels of nonperforming assets and return on equity at higher levels than currently being realized.

In addition, on December 19, 2008, the Company received $17.680 million of capital funding from the Department of the Treasury, and the capital is considered senior preferred stock. Under the terms of the Series A Preferred Stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. The Company made dividend payments for this capital on a quarterly basis from February 2009 through May 2010, at which time the Company began deferring the payment of such dividends. The Company may defer dividend payments, but the dividend is a cumulative dividend that accumulates for payment in the future, and the failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the preferred stock. The Company paid certain deferred and current payments during 2012 and paid all remaining outstanding deferred payments on August 21, 2012.

As of December 31, 2012, the Company was current in its payment of dividends, each in the amount of $221,000, with respect to the Series A Preferred Stock.

Purchases of Equity Securities by the Issuer

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2012.

Stock Performance Graph

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2007, to December 31, 2012, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2007 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Community Bankers Trust Corporation	100.00	41.34	47.07	15.37	16.83	38.79
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company over each of the past four years ended December 31. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

Historical Financial Information of the Company *

(dollars in thousands, except per share amounts)

	Year ended	Year ended	Year ended	Year ended
	12/31/2012	12/31/2011	12/31/2010	12/31/2009
Results of Operations
Interest and dividend income	$53,719	$56,035	$58,926	$64,520
Interest expense	9,692	12,228	18,389	25,134

Net interest income	44,027	43,807	40,537	39,386
Provision for loan losses	1,200	1,498	27,363	19,089

Net interest income after provision for loan losses	42,827	42,309	13,174	20,297
Noninterest income	4,506	5,413	4,809	26,240
Noninterest expenses	39,603	46,218	48,418	75,960

Income (loss) before income taxes	7,730	1,504	(30,435)	(29,423)
Income tax expense (benefit)	2,148	60	(9,442)	404

Net income (loss)	$5,582	$1,444	$(20,993)	$(29,827)

Financial Condition
Assets	$1,153,288	$1,092,496	$1,115,594	$1,226,723
FDIC indemnification asset	33,837	42,641	58,369	76,107
Loans, covered by FDIC shared loss agreement	84,637	97,561	115,537	150,935
Loans, net of unearned income (excluding covered loans)	575,482	544,718	525,548	578,629
Deposits	974,318	933,491	961,725	1,031,402
Stockholders’ equity	115,317	111,180	107,127	131,102
Ratios
Return on average assets	0.50%	0.13%	(1.75%)	(2.37%)
Return on average equity	4.85%	1.32%	(17.53%)	(19.31%)
Non-GAAP return on average tangible assets (1)	0.65%	0.28%	(1.17%)	0.30%
Non-GAAP return on average tangible common equity (1)	8.31%	3.80%	(16.60%)	3.74%
Efficiency ratio (2)	81.60%	93.90%	106.77%	115.75%
Equity to assets	10.00%	10.18%	9.60%	10.69%
Loan to deposits	67.75%	68.80%	66.66%	70.74%
Average tangible common equity / average tangible assets	7.77%	7.25%	7.04%	7.89%
Asset Quality
Allowance for loan losses (non-covered)	$12,920	$14,835	$25,543	$18,169
Allowance for loan losses / non-covered loans (3)	2.25%	2.72%	4.86%	3.14%
Allowance for loan losses / nonperforming non-covered loans (3)	59.93%	48.56%	69.18%	89.69%
Allowance for loan losses / nonaccrual non-covered loans (3)	61.38%	51.97%	69.92%	90.80%
Non-covered nonperforming assets / non-covered loans and non-covered other real estate (3)	5.52%	7.35%	8.06%	3.77%

Per Share Data
Earnings per share, basic	$0.06	$0.02	$(1.03)	$(1.43)
Earnings per share, diluted	0.06	0.02	(1.03)	(1.43)
Non-GAAP earnings per share, diluted (1)	0.33	0.14	(0.64)	0.17
Cash dividends paid	—	—	859	3,435
Market value per share	2.65	1.15	1.05	3.21
Book value per tangible common share	3.92	3.58	3.46	4.24
Price to earnings ratio, diluted	44.17	57.50	(1.02)	(2.28)
Price to book value ratio	59.3%	26.5%	25.3%	60.9%
Dividend payout ratio	n/a	n/a	(3.89%)	(11.15%)
Weighted average shares outstanding, basic	21,647,372	21,565,366	21,468,455	21,468,455
Weighted average shares outstanding, diluted	21,717,499	21,565,366	21,468,455	21,468,455
Capital Ratios
Leverage ratio	9.41%	8.91%	8.12%	8.93%
Tier 1 risk-based capital ratio	15.79%	15.01%	14.40%	14.82%
Total risk-based capital ratio	16.87%	16.16%	15.58%	16.03%

*	As a “smaller reporting company”, the Company has determined to present information only for the last four years. Information for the years prior to 2009 would include separate information with respect to the Company’s predecessors that has been previously reported.
(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes assets covered by FDIC shared loss agreements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2012 and results of operations for the year ended December 31, 2012 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

GENERAL

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates two loan production offices in Virginia.

The Bank engages in general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial checking, savings and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, primarily from the Chesapeake Bay to just west of Richmond, seven are located in Maryland along the Baltimore-Washington corridor and four are located in the Atlanta, Georgia metropolitan market.

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

The covered loans acquired are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared loss agreements.

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

FDIC Indemnification Asset

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO assets, and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

Goodwill and Other Intangible Assets

The Company is accounting for goodwill and other intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Others. FASB ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. Goodwill impairment charges of $5.727 million were realized in 2010. All of the Company’s goodwill has been impaired and the carrying value at December 31, 2010 was $0. Additionally, under FASB ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $2.3 million for each of the years ended December 31, 2012, 2011 and 2010. The core deposit intangible is evaluated for impairment in accordance with FASB ASC 350.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $7.8 million. Management expects to utilize all of these carryforward amounts prior to expiration.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. Years 2012 through 2009 are open to examination by the respective tax authorities

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $10.8 million and $10.3 million in other real estate, non-covered at December 31, 2012 and 2011, respectively, and $3.4 million and $5.8 million in other real estate, covered at December 31, 2012 and 2011, respectively.

OVERVIEW

At December 31, 2012, the Company had total assets of $1.153 billion, an increase of $60.8 million, or 5.6%, from total assets of $1.092 billion at December 31, 2011. Total loans were $660.1 million at December 31, 2012, increasing $17.8 million, or 2.8%, from $642.3 million at December 31, 2011. The carrying value of FDIC covered loans declined $12.9 million, or 13.2%, from December 31, 2011 and was $84.6 million at December 31, 2012. Non-covered loans equaled $575.5 million at December 31, 2012, increasing $30.8 million, or 5.6%, since December 31, 2011. Commercial loans secured by real estate represented the largest component, increasing $26.1 million, or 11.8%. Mulitfamily loans increased $8.9 million and residential 1-4 family loans increased $8.2 million. These increases were partially offset by declines in construction and land development loans of $14.6 million, or 19.2%.

The Company’s securities portfolio, including equity securities, increased $54.7 million, or 18.0%, during the year ended December 31, 2012, to $358.8 million, with realized gains of $1.5 million, through sales activity. These gains were taken during the year in a portfolio repositioning strategy to mitigate interest rate risk in a higher rate environment. In a higher rate environment, the liquidity of fixed rate securities is compromised and interest rate risk increases. The Company has shifted from mortgage-backed securities balances to floating rate securities issued by the Small Business Administration (SBA) and high quality state, county and municipalities. Additionally, the Company took a short-term position in a $40 million U.S. Treasury issue at December 31, 2012 to fully invest excess cash and due balances.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments—Debt and Equity Securities. The market value of the December 31, 2012 and December 31, 2011 AFS portfolio was $309.1 million and $232.8 million, respectively. The Company had a net unrealized gain in the AFS portfolio of $5.9 million and $4.9 million at December 31, 2012 and 2011, respectively.

Interest bearing deposits at December 31, 2012 were $896.3 million, an increase of $27.8 million from December 31, 2011. Time deposits $100,000 and over increased $47.2 million during the year ended December 31, 2012 as management obtained $41.0 million in low cost brokered and municipal certificates. Low cost NOW accounts increased $14.2 million, or 11.0%, during 2012. Savings deposits increased $7.6 million during the year ended December 31, 2012. Time deposits less than $100,000 decreased $39.0 million during 2012 as the availability of low cost funds $100,000 and over allowed management to lower rates on retail certificates. MMDA accounts declined $2.2 million during the year ended December 31, 2012 and were $113.2 million.

The Company had FHLB advances of $49.8 million at December 31, 2012 and $37.0 million at December 31, 2011. During the third quarter of 2012, the Company obtained an additional $13.0 million in FHLB advances, as well as rolling over $22.0 million in maturing advances at much lower rates than was being carried prior to their maturities during the quarter. The Company anticipates that the repricing on the $37.0 million will result in approximately $480,000 in after tax savings and that net after tax savings on total FHLB borrowings will be approximately $370,000.

Stockholders’ equity was $115.3 million at December 31, 2012 and $111.2 million at December 31, 2011. The equity-to-asset ratio was 10.0% at December 31, 2012 and 10.2% at December 31, 2011.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2012 compared to the year ended December 31, 2011, net income increased $4.1 million, or 286.6%, from net income of $1.4 million in 2011 to net income of $5.6 million in 2012. Net income available to common stockholders was $4.5 million, or $0.21 per common share on a diluted basis, for the year ended December 31, 2012 compared with net income available to common stockholders of $354,000, or $0.02 per common share on a diluted basis, for the year ended December 31, 2011. The increase of $4.1 million in net income available to common stockholders was driven by a decrease in noninterest expense of $6.6 million, or 14.3%, a decrease in noninterest income of $907,000, or 16.8%, and a reduction in provision for loan losses of $298,000, or 19.9%. This increase was offset by an increase in income tax expense of $2.1 million.

For the year ended December 31, 2011 compared to the year ended December 31, 2010, net income increased $22.4 million, or 106.9%, from net loss of $21.0 million in 2010 to net income of $1.4 million in 2011. Net income available to common stockholders was $354,000, or $0.02 per common share on a diluted basis for the year ended December 31, 2011, compared with a net loss available to common stockholders of $22.1 million, or $1.03 per common share on a diluted basis, for the year ended December 31, 2010. The improvement in net income for 2011 compared with 2010 was driven by a reduction of $25.9 million in provision for loan losses and a reduction of $5.7 million in impairment of goodwill charges. All then remaining goodwill balances were fully written off in 2010. Net income was additionally aided in 2011, compared with 2010, through expense reductions of $3.7 million, excluding impairment of goodwill.

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

Net interest income was $44.0 million for the year ended December 31, 2012, compared with $43.8 million for the year ended December 31, 2011. This represents an increase in net interest income for 2012 of $220,000. A decline of $2.3 million in the yield on earning assets was virtually offset by a decline of $2.5 million in the cost of interest bearing liabilities, which resulted in the increase of 0.5% in net interest income. The tax equivalent net interest margin decreased from 4.72% for the year ended December 31, 2011 to 4.53% for the year ended December 31, 2012. This was driven by a decrease in interest spread from 4.66% in 2011 to 4.46% in 2012. Interest spread is the product of yield on earning assets less cost of total interest-bearing liabilities.

Net interest income was $43.8 million for the year ended December 31, 2011, compared with $40.5 million for the year ended December 31, 2010. The increase in net interest income was primarily the result of decreases of $104.5 million, or 10.4%, in the average balances of interest bearing liabilities coupled with lower rates, which reduced interest expense 33.5%, from $18.4 million in 2010 to $12.2 million in 2011. The tax equivalent net interest margin increased to 4.72% for the year ended December 31, 2011 from 4.10% for the year ended December 31, 2010.

Interest and fees on non-covered loans increased $1.4 million, or 4.7%, to $30.7 million during 2012. Interest and fee income on covered loans equaled $14.1 million during 2012. Cost of interest bearing liabilities during 2012 totaled $9.7 million, of which interest on deposits was $8.5 million. This compares with $12.2 million in total interest expense and $10.8 million in interest on deposits, respectively, in 2011.

Interest and fees on non-covered loans decreased $4.2 million, or 12.5%, to aggregate $29.3 million during 2011. Interest and fee income on covered loans equaled $17.6 million during 2011. Cost of interest bearing liabilities during 2011 totaled $12.2 million, of which interest on deposits was $10.8 million. This compares with $18.4 million in total interest expense and $17.0 million in interest on deposits, respectively, in 2010.

The Company’s total loan to deposit ratio was 67.75% at December 31, 2012 versus 68.80% at December 31, 2011. The ratio remained fairly constant during the year as management was successful in generating new loan growth in the later part of 2012. This was offset by a decline of $12.9 million in the self-liquidating covered loan portfolio. Deposit balances also grew $40.8 million in 2012, which downwardly affected the total loan to deposit ratio.

The Company’s total loan to deposit ratio was 68.80% at December 31, 2011 versus 66.67% at December 31, 2010. The ratio remained fairly constant during the year as management was successful in generating new loan growth in the later part of 2011 that offset a decline of $18.0 million in the self-liquidating covered loan portfolio. Deposit balances also declined $28.2 million in 2011, which positively affected the total loan to deposit ratio.

The Bank’s tax equivalent net interest margin improved 27 basis points during 2010, from 3.83% in 2009 to 4.10% in 2010, mainly from management lowering the cost of funds throughout the year. Net interest income increased from $39.4 million in 2009, to $40.5 million in 2010. Interest and fees on non-covered loans decreased $2.6 million, or 7.2%, to aggregate $33.4 million during 2010. Interest and fee income on covered loans equaled $13.8 million during 2010. Cost of interest bearing liabilities during 2010 totaled $18.4 million, of which interest on deposits was $17.0 million

The following table presents the total amount of average balances, interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnote, no tax equivalent adjustments were made. Any non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

(Dollars in thousands)

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$556,113	$30,658	5.51%	$510,940	$29,272	5.73%	$562,381	$33,444	5.95%
Loans covered by FDIC loss share agreement	91,489	14,105	15.42%	104,558	17,576	16.81%	132,492	13,759	10.38%

Total loans	647,602	44,763	6.91%	615,498	46,848	7.61%	694,873	47,203	6.79%
Interest bearing bank balances	22,425	54	0.24%	25,678	65	0.26%	20,443	100	0.49%
Federal funds sold	4,254	5	0.11%	4,036	6	0.14%	4,906	9	0.20%
Investments (taxable)	289,617	8,408	2.90%	266,887	8,091	3.03%	227,560	8,486	3.73%
Investments (tax exempt) (1)	13,168	741	5.63%	26,768	1,553	5.80%	81,214	4,740	5.84%

Total earning assets	977,066	53,971	5.52%	938,867	56,563	6.02%	1,028,996	60,538	5.88%
Allowance for loan losses	(14,601)			(19,614)			(28,345)
Non-earning assets	145,507			160,217			197,109

Total assets	$1,107,972			$1,079,470			$1,197,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits—interest bearing	$238,418	$859	0.36%	$234,180	$1,323	0.56%	$226,235	$1,525	0.67%
Savings deposits	74,129	256	0.35%	67,469	347	0.51%	62,513	356	0.57%
Time deposits	556,784	7,393	1.33%	558,239	9,145	1.64%	674,961	15,160	2.25%

Total deposits	869,331	8,508	0.98%	859,888	10,815	1.26%	963,709	17,041	1.77%
Federal funds purchased	1,348	9	0.64%	191	1	0.63%	548	3	0.56%
FHLB and other borrowings	45,359	1,175	2.59%	41,124	1,412	3.43%	41,475	1,345	3.24%

Total interest bearing liabilities	916,038	9,692	1.06%	901,203	12,228	1.36%	1,005,732	18,389	1.83%

Noninterest bearing deposits	72,391			64,150			63,352
Other liabilities	4,532			4,998			8,902

Total liabilities	992,961			970,351			1,077,986
Stockholders’ equity	115,011			109,119			119,774

Total liabilities and stockholders’ equity	$1,107,972			$1,079,470			$1,197,760

Net interest earnings		$44,279			$44,335			$42,149

Interest spread			4.46%			4.66%			4.05%

Net interest margin			4.53%			4.72%			4.10%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The following table presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). No tax equivalent adjustments were made.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

(Dollars in thousands)

	2012 compared to 2011			2011 compared to 2010
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans, including fees	$2,588	$(1,202)	$1,386	$(3,061)	$(1,111)	$(4,172)
Loans covered by FDIC loss share	(2,197)	(1,274)	(3,471)	(2,900)	6,717	3,817
Interest bearing bank balances	(8)	(3)	(11)	26	(59)	(33)
Federal funds sold	—	(1)	(1)	(2)	(1)	(3)
Investments	283	(502)	(219)	(569)	(1,931)	(2,500)

Total earning assets	666	(2,982)	(2,316)	(6,506)	3,615	(2,891)
Interest Expense:
Demand deposits	24	(488)	(464)	53	(255)	(202)
Savings deposits	34	(123)	(89)	28	(37)	(9)
Time deposits	(24)	(1,730)	(1,754)	(2,626)	(3,389)	(6,015)

Total deposits	34	(2,341)	(2,307)	(2,545)	(3,681)	(6,226)
Other borrowed funds	184	(413)	(229)	(23)	88	65

Total interest-bearing liabilities	218	(2,754)	(2,536)	(2,568)	(3,593)	(6,161)

Net increase (decrease) in net interest income	$448	$(228)	$220	$(3,938)	$7,208	$3,270

Provision for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors. See Allowance for Loan Losses on Non-covered Lloans in the Critical Accounting Policies section above for further discussion.

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

The provision for loan losses was $1.2 million for the year ended December 31, 2012 compared with $1.5 million for the year ended December 31, 2011.The provision for loan losses on non-covered loans was $1.5 million for the year ended December 31, 2012 compared with $1.5 million for the year ended December 31, 2011. The provision for loan losses on covered loans was a $250,000 credit for the year ended December 31, 2012, which was the result of improvement in expected losses on the Company’s FDIC covered portfolio, which the Company recognized in the first quarter of the year. There was no provision for the covered loan portfolio for the year ended December 31, 2011.

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

The allowance for loan losses was 61.4% of non-covered nonaccrual loans at December 31, 2012, compared with 52.0% of non-covered nonaccrual loans at December 31, 2011. The ratio of allowance for loan losses to total non-covered loans was 2.25% at December 31, 2012, compared with 2.72% at December 31, 2011. Net charged-off loans were $3.4 million in 2012, compared with $12.2 million in 2011.

For the year ended December 31, 2010, a provision for loan losses on the covered loan portfolio of $880,000 established an allowance for covered loan losses of the same amount. This provision was due solely to timing differences in expected cash flows, and not an increase in expected losses. This provision occurred in the second quarter of 2010 and was in accordance with FASB ASC 310-30. The allowance for covered loans was $776,000 at December 31, 2011, and $829,000 at December 31, 2010.

While the Maryland loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. See the Asset Quality discussion below for further analysis.

Noninterest Income

For the year ended December 31, 2012, noninterest income equaled $4.5 million, compared with $5.4 million for the year ended December 31, 2011. This reduction of $907,000 was due to a decrease in gain on sale of securities of $1.4 million, from $2.9 million for the year ended December 31, 2011 to $1.5 million for the same period in 2012. Other noninterest income also declined $800,000 for the year ended December 31, 2012 compared with the same period in 2011. Other noninterest income was $2.1 million for the year ended December 31, 2012 and $2.9 million for the year ended December 31, 2011. Offsetting these declines, was a $1.0 million reduction in loss on OREO, from a loss of $2.9 million for the year ended December 31, 2011 to a loss of $1.8 million for the same period in 2012.

For the year ended December 31, 2011, noninterest income equaled $5.4 million, compared with $4.8 million for the year ended December 31, 2010, an increase of $604,000. Losses on OREO during 2011 improved $2.2 million compared with 2010. Offsetting that improvement were declines in gain on sale of securities of $720,000, from $3.6 million in 2010 to $2.9 million in 2011, and other noninterest income of $898,000 in 2011 compared with 2010. Other noninterest income was $3.8 million for the year ended December 31, 2010 and $2.9 million for the year ended December 30, 2011.

Other noninterest income for the year ended December 31, 2010 included net write-downs and losses of $849,000 on covered OREO in the FDIC acquired SFSB portfolio, comprised of $4.2 million of write-downs and sales offset by $3.4 million due from the FDIC. The net amount reflects the Company’s 20% loss portion under the shared loss agreements with the FDIC.

Noninterest Expenses

For the year ended December 31, 2012, noninterest expenses declined $6.6 million, or 14.3%, when compared with the same period in 2011. Noninterest expenses were $46.2 million for the year ended December 31, 2011 and declined to $39.6 million for the same period in 2012. FDIC indemnification asset amortization was the largest component of this change, from $10.4 million for the year ended December 31, 2011 to $6.9 million for the year ended December 31, 2012. This represents a decrease of $3.4 million or 33.1%. Amortization of the FDIC indemnification asset is the result of better than expected performance on the covered loan portfolio. This better than expected performance also resulted in increased accretable yield and interest income on the covered loan portfolio. FDIC assessment decreased $1.3 million, and was $2.8 million for the year ended December 31, 2011 compared with $1.5 million for the same period in 2012, a decrease of 46.7%. Other operating expenses were $6.3 million and declined $838,000 from $7.2 million for the year ended December 31, 2011. Additional declines for the year ended December 31, 2012 compared with the year ended December 31, 2011 were $393,000 in legal fees, $192,000 in professional fees, $179,000 in occupancy expenses, $150,000 in equipment expenses, $92,000 in salaries and employee benefits and $40,000 in data processing fees. The decrease in legal fees and professional fees were primarily a reflection of improved credit quality. Other improvements reflect a concerted effort on the part of management to drive overhead expenses lower.

For the year ended December 31, 2011, noninterest expenses were $46.2 million, declining 4.5%, or $2.2 million, from $48.4 million for the year ended December 31, 2010. Excluding an impairment of goodwill charge taken in 2010, noninterest expenses would have increased by $3.5 million, or 8.3%, from $42.7 million in 2010. This change was due primarily to accelerated FDIC indemnification asset amortization of $7.2 million, from $3.2 million for 2010 to $10.4 million for 2011. The increase in FDIC indemnification asset amortization correlates to the increased yield realized in interest and fees on FDIC covered loans over the same time frame, as projected losses carried within the FDIC indemnification asset have been realized instead, through payment performance of the associated borrowers. Management continues to refine and enhance the methodology to amortize the indemnification asset based on the historical and projected cash flows of the FDIC covered loan portfolio. These enhancements should result in amortization of the indemnification asset that more closely correlates to the accretable yield of the FDIC covered loan portfolio. Additionally, other operating expenses increased $406,000, from $6.8 million in 2010 to $7.2 million in 2011, and FDIC assessment increased by $393,000, from $2.4 million to $2.8 million over the same periods.

Offsetting these increases in noninterest expense in 2011 compared to 2010 (excluding the impairment of goodwill) were decreases in salaries and employee benefits, which declined 13.5%, or $2.6 million, from $19.2 million in 2010 to $16.6 million in 2011, and professional fees, which declined 67.6%, or $1.2 million, from $1.8 million in 2010 to $583,000 in 2011. Other decreases of $100,000 or more occurred in data processing, which declined $441,000 in 2011, and equipment expense, which declined $157,000 in 2011.

Income Taxes

For the year ended December 31, 2012, income tax expense was $2.1 million, compared with income tax expense of $60,000 and income tax benefit of $9.4 million for the years ended December 31, 2011 and 2010, respectively.

The Company has evaluated the need for a deferred tax valuation allowance for the years ended December 31, 2012 and 2011 in accordance with FASB ASC 740, Income Taxes. Based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance was required.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2012, nonperforming assets totaled $32.4 million and net charge-offs were $3.4 million. This compares with nonperforming assets of $40.8 million and net charge-offs of $12.2 million for the year ended December 31, 2011.

Nonperforming non-covered loans were $21.5 million at December 31, 2012 compared to $30.5 million at December 31, 2011, a $9.0 million decrease. Approximately $13.9 million in loans were placed on nonperforming status, of which $9.9 million relate to loans for commercial real estate, residential real estate, and construction and land development, which are secured by real estate. The remaining increase in nonperforming loans during 2012 are all smaller credit relationships. Offsetting the additions were $5.5 million in charge-offs taken during 2012, of which two construction and land development loans totaled $1.4 million. The remaining charge-offs were centered in commercial real estate, construction and land development, residential real estate, and commercial loans. In 2012, foreclosures totaled $5.2 million, $6.8 million in loans were reinstated to accruing status, and $5.4 million in balances were paid down.

Nonperforming non-covered loans were $30.5 million at December 31, 2011 compared to $36.9 million at December 31, 2010, a $6.4 million decrease. Approximately $20.9 million in loans were placed in nonaccrual status. Approximately $18.2 million of these additions relate to loans for commercial real estate, residential real estate, and construction and land development, which are secured by real estate. The remaining increase in nonperforming loans during 2011 are all smaller credit relationships. Offsetting the additions were $7.9 million in charge-offs taken during 2011, of which one commercial loan totaled $1.6 million. The remaining charge-offs were centered in commercial real estate, construction and land development, residential real estate, and commercial loans. In 2011, foreclosures totaled $7.8 million, $5.3 million in loans were reinstated to accruing status, and $6.3 million in balances were paid down.

The following table sets forth selected asset quality data and ratios with respect to our non-covered assets at December 31 of the years presented (dollars in thousands):

	2012	2011	2010	2009	2008
Nonaccrual loans	$21,048	$28,542	$36,532	$20,011	$4,534
Loans past due over 90 days and accruing interest	509	2,005	389	247	397

Total nonperforming non-covered loans	21,557	30,547	36,921	20,258	4,931
Other real estate owned (OREO) – non-covered	10,793	10,252	5,928	1,586	223

Total nonperforming non-covered assets	$32,350	$40,799	$42,849	$21,844	$5,154

Accruing troubled debt restructure loans	$9,990	$5,946	$4,007	$—	$244
Balances
Specific reserve on impaired loans	$2,656	$2,765	$7,666	$8,779	$3,115
General reserve related to impaired loans evaluated as a pool (1)	—	—	1,882	—	—
General reserve related to unimpaired loans	10,264	12,070	15,995	9,390	3,824

Total allowance for loan losses	12,920	14,835	25,543	18,169	6,939
Average loans during the year	556,113	510,940	562,581	554,875	291,819
Impaired loans	22,365	35,158	44,974	56,456	26,216
Unimpaired loans	553,117	509,560	480,574	522,173	497,082

Total loans, net of unearned income	$575,482	$544,718	$525,548	$578,629	$523,298
Ratios
Allowance for loan losses to loans	2.25%	2.72%	4.86%	3.14%	1.33%
Allowance for loan losses to nonperforming assets	39.94%	36.36%	59.61%	83.18%	134.63%
Allowance for loan losses to nonaccrual loans	61.38%	51.98%	69.92%	90.80%	153.04%
General reserve to unimpaired loans	1.86%	2.37%	3.33%	1.80%	0.77%
Nonperforming assets to loans and other real estate	5.52%	7.35%	8.06%	3.77%	0.98%
Net charge-offs to average loans	0.60%	2.39%	3.40%	1.42%	0.32%

(1)

As of first quarter 2011, the Company includes the reserve on impaired loans evaluated as a pool as part of the specific reserve. The amount of this reserve was $346,000 as of December 31, 2011. Impaired loans were not evaluated as pools in 2009 or 2008.

At December 31, 2012, the Company had 10 construction and land development credit relationships in nonaccrual status. The borrowers for nine of these relationships are residential land developers, and the borrower under the remaining loan is a commercial land developer. All of the relationships are secured by the real estate to be developed, and almost all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2012 was $8.8 million. These loans have either been charged-down or sufficiently reserved against to equate to the current expected realizable value.

During 2012, the Company charged off $1.4 million with respect to three of these relationships. The total amount of the allowance for loan losses attributed to all 10 relationships was $818,000 at December 31, 2012, or 9.28% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the “Critical Accounting Policies” section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company orders appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At December 31, 2012 and 2011, the Company had 17 loans and 15 loans, respectively, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were three loans at December 31, 2012 and two loans at December 31, 2011 that were restructured using multiple new loans. At December 31, 2012 and 2011, the aggregated outstanding principal of these loans was $10.0 million and $8.3 million, respectively, of which $2.4 million and $6.5 million, respectively, were classified as nonaccrual.

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

The following table presents the composition of the Company’s nonaccrual loans as of December 31 of the years presented (dollars in thousands):

	2012	2011	2010	2009	2008
Mortgage loans on real estate
Residential 1-4 family	$5,562	$5,320	$9,600	$4,750	$594
Commercial	5,818	9,187	7,181	3,861	782
Construction and land development	8,815	12,718	16,854	10,115	1,655
Second mortgages	141	189	218	194	497
Multifamily	—	—	—	—	—
Agriculture	250	53	—	—	433

Total real estate loans	20,586	27,467	33,853	18,920	3,961
Commercial loans	385	1,003	2,619	174	224
Consumer installment loans	77	72	60	910	25
All other loans	—	—	—	7	324

Gross loans	$21,048	$28,542	$36,352	$20,011	$4,534

As of December 31, 2012 and 2011, total impaired non-covered loans equaled $22.4 million and $35.2 million, respectively.

Asset Quality –covered assets

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the shared loss agreements at December 31 of the years presented are as follows (dollars in thousands):

	2012	2011	2010
Nonaccrual covered loans	$9,832	$11,469	$9,556
Other real estate owned (OREO) – covered	3,370	5,764	9,889

Total nonperforming covered assets	$13,202	$17,233	$19,445

For more information regarding the shared loss agreements, see the discussion of the allowance for covered loans under the “Critical Accounting Policies” section of this item.

Loans

Total loans, including FDIC covered loans, at December 31, 2012 were $660.1 million, an increase of $17.8 million, compared with $642.3 million at December 31, 2011. The fair value of covered loans aggregated $84.6 million and $97.6 million at December 31, 2012 and 2011, respectively. The non-covered loan portfolio increased $30.8 million, or 5.7% during 2012. The Company is aggressively working to change the mix of the non-covered portfolio away from large construction and land development loans and more into commercial and consumer secured installment loans

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2012
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$135,420	23.53%	$74,046	87.47%	$209,466	31.73%
Commercial	246,521	42.83%	1,986	2.35%	248,507	37.64%
Construction and land development	61,127	10.62%	3,264	3.86%	64,391	9.75%
Second mortgages	7,230	1.26%	4,864	5.75%	12,094	1.83%
Multifamily	28,683	4.98%	304	0.36%	28,987	4.39%
Agriculture	10,359	1.80%	172	0.20%	10,531	1.59%

Total real estate loans	489,340	85.01%	84,636	99.99%	573,976	86.93%
Commercial loans	77,835	13.52%	—	—	77,835	11.79%
Consumer installment loans	6,929	1.20%	1	0.01%	6,930	1.05%
All other loans	1,526	0.27%	—	—	1,526	0.23%

Gross loans	575,630	100.00%	84,637	100.00%	660,267	100.00%

Less unearned income on loans	(148)		—		(148)

Loans, net of unearned income	$575,482		$84,637		$660,119

	2011
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$127,200	23.34%	$84,734	86.85%	$211,934	32.99%
Commercial	220,471	40.46%	2,170	2.22%	222,641	34.65%
Construction and land development	75,691	13.89%	4,260	4.38%	79,951	12.44%
Second mortgages	8,129	1.49%	5,894	6.04%	14,023	2.18%
Multifamily	19,746	3.62%	316	0.32%	20,062	3.12%
Agriculture	11,444	2.10%	179	0.18%	11,623	1.81%

Total real estate loans	462,681	84.90%	97,553	99.99%	560,234	87.19%
Commercial loans	72,149	13.24%	—	—	72,149	11.23%
Consumer installment loans	8,461	1.55%	8	0.01%	8,469	1.32%
All other loans	1,659	0.31%	—	—	1,659	0.26%

Gross loans	544,950	100.00%	97,561	100.00%	642,511	100.00%

Less unearned income on loans	(232)		—		(232)

Loans, net of unearned income	$544,718		$97,561		$642,279

	2010
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$137,522	26.15%	$99,312	85.96%	$236,834	36.92%
Commercial	205,034	38.99%	2,800	2.42%	207,834	32.40%
Construction and land development	103,763	19.73%	5,751	4.98%	109,514	17.08%
Second mortgages	9,680	1.84%	7,542	6.53%	17,222	2.69%
Multifamily	9,831	1.87%	38	0.03	9,869	1.54%
Agriculture	3,820	0.73%	—	—%	3,820	0.60%

Total real estate loans	469,650	89.31%	115,443	99.92%	585,093	91.23%
Commercial loans	44,368	8.44%	—	—	44,368	6.92%
Consumer installment loans	9,811	1.87%	94	0.08%	9,905	1.54%
All other loans	1,993	0.38%	—	—	1,993	0.31%

Gross loans	525,822	100.00%	115,537	100.00%	641,359	100.00%

Less unearned income on loans	(274)		—		(274)

Loans, net of unearned income	$525,548		$115,537		$641,085

	2009
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$146,141	25.22%	$119,065	78.88%	$265,206	36.31%
Commercial	188,991	32.62%	5,835	3.87%	194,826	26.68%
Construction and land development	144,297	24.91%	17,020	11.28%	161,317	22.09%
Second mortgages	13,935	2.41%	8,194	5.43%	22,129	3.03%
Multifamily	11,995	2.07%	—	0.00%	11,995	1.64%
Agriculture	5,516	0.95%	627	0.41%	6,143	0.84%

Total real estate loans	510,875	88.18%	150,741	99.87%	661,616	90.59%
Commercial loans	42,157	7.28%	—	—	42,157	5.77%
Consumer installment loans	14,145	2.44%	194	0.13%	14,339	1.97%
All other loans	12,205	2.10%	—	—	12,205	1.67%

Gross loans	579,382	100.00%	150,935	100.00%	730,317	100.00%

Less unearned income on loans	(753)		—		(753)

Loans, net of unearned income	$578,629		$150,935		$729,564

	2008
					Total Loans
Mortgage loans on real estate
Residential 1-4 family					$129,607	24.73%
Commercial					158,062	30.16%
Construction and land development					139,515	26.62%
Second mortgages					15,599	2.98%
Multifamily					9,370	1.79%
Agriculture					5,143	0.98%

Total real estate loans					457,296	87.26%
Commercial loans					45,320	8.65%
Consumer installment loans					14,457	2.76%
All other loans					7,005	1.33%

Gross loans					524,078	100.00%

Less unearned income on loans					(780)

Loans, net of unearned income					$523,298

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2012 (dollars in thousands):

	Non-covered loans		Covered loans
	Commercial	Construction and land development	Commercial	Construction and land development
Within 1 year	$17	$4,944	$—	$491

Variable Rate
One to Five Years	$26,359	$10,665	$—	$—
After Five Years	20,134	2,638	—	2,708

Total	$46,493	$13,303	$—	$2,708

Fixed Rate
One to Five Years	$14,273	$35,987	$—	$—
After Five Years	17,052	6,893	—	65

Total	$31,325	$42,880	$—	$65

Total Maturities	$77,835	$61,127	$—	$3,264

Allowance for Credit Losses on Non-covered loans

The following table indicates the dollar amount of the allowance for loan losses, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2012	2011	2010	2009	2008
Balance, beginning of year	$14,835	$25,543	$18,169	$6,939	$—
Allowance from predecessor banks	—	—	—	—	5,305
Loans charged-off:
Commercial	695	3,615	2,125	434	539
Real estate	4,582	8,891	17,307	7,753	212
Consumer and other loans	220	288	628	414	229

Total loans charged-off	5,497	12,794	20,060	8,601	980
Recoveries:
Commercial	242	207	178	22	—
Real estate	1,807	176	691	614	—
Consumer and other loans	83	205	82	106	42

Total recoveries	2,132	588	951	742	42

Net charge-offs	3,365	12,206	19,109	7,859	938
Provision for loan losses	1,450	1,498	26,483	19,089	2,572

Balance, end of year	$12,920	$14,835	$25,543	$18,169	$6,939

Allowance for loan losses to non-covered loans	2.25%	2.72%	4.86%	3.14%	1.33%
Net charge-offs to average non-covered loans	0.61%	2.39%	3.40%	1.42%	0.32%
Allowance to nonperforming non-covered loans	59.93%	48.56%	69.18%	89.69%	140.72%

During 2012, the Bank’s net charge-offs decreased $8.8 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2012: 13.4% for commercial loans, 82.5% for real estate loans, and 4.1% for consumer loans.

During 2011, the Bank’s net charge-offs decreased $6.9 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2011: 27.9% for commercial loans, 71.4% for real estate loans, and 0.7% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to non-covered loans as of December 31 of the years presented (dollars in thousands):

	2012		2011		2010		2009		2008
	amount	%(1)	amount	%(1)	amount	%(1)	amount	%(1)	amount	%(1)
Commercial	$1,961	13.5%	$1,810	13.2%	$2,691	8.4%	$2,442	7.3%	$2,919	8.7%
Construction and land development	3,773	10.6%	5,729	13.9%	10,039	19.7%	4,972	24.9%	338	26.6%
Real estate mortgage	6,973	74.4%	7,044	71.0%	12,481	69.6%	10,284	63.3%	3,528	60.6%
Consumer and other	213	1.5%	252	1.9%	332	2.3%	471	4.5%	154	4.1%

Total allowance	$12,920	100%	$14,835	100%	$25,543	100%	$18,169	100%	$6,939	100%

(1)	The percentage represents the loan balance divided by total non-covered loans.

Allowance for Credit Losses on Covered Loans

The covered loans are subject to credit review standards for non-covered loans. If and when credit deterioration occurs subsequent to the date that they were acquired, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared loss agreements. The Company makes an estimate of the total cash flows it expects to collect from a pool of covered loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the

Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Securities

As of December 31, 2012, securities equaled $358.8 million, an increase of $54.7 million, or 18.0%, from the prior year end. At December 31, 2012, the Company had securities designated available for sale of $309.1 million and held to maturity of $42.3 million, with equity securities totaling $7.4 million. In 2012, the Company realized $985,000 in gains on sales of securities, net of tax. These net gains were taken during the year in a portfolio repositioning strategy to mitigate interest rate risk in a higher rate environment. In a higher rate environment, the liquidity of fixed rate securities is compromised and interest rate risk increases. The Company has shifted from mortgage-backed securities balances to floating rate securities issued by the Small Business Administration (SBA) and high quality state, county and municipalities. Additionally, the Company took a short-term position in a $40 million U.S. Treasury issue at December 31, 2012 to fully invest excess cash and due balances.

As of December 31, 2011, securities equaled $304.1 million, a decrease of $3.4 million, or 1.1%, from the prior year end. At December 31, 2011, the Company had securities designated available for sale of $232.8 million and held to maturity of $64.4 million, with equity securities totaling $6.9 million. In 2011, the Company realized $1.9 million in gains on sales of securities, net of tax. A change in the portfolio mix resulted in an increase in mortgage backed securities, which provide monthly cash flows, and will positively affect reinvestment in higher rates.

The following table summarizes the securities portfolio, except restricted stock and equity securities, by issuer as of the dates indicated (available for sale securities are not adjusted for unrealized gains or losses):

(dollars in thousands)	December 31
	2012	2011	2010
(amortized cost)
U.S. government and agency securities	$153,980	$8,260	$90,849
Obligations of states and political subdivisions	123,935	70,351	82,935
Corporate and other securities	7,530	4,801	4,578
Mortgage backed securities	59,999	208,836	122,188

	$345,444	$292,248	$300,550

The following table summarizes the securities portfolio by contractual maturity and issuer, including their weighted average yields, excluding restricted stock, as of December 31, 2012 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury issue and other U.S. government agencies
Amortized Cost	$40,500	$8,908	$14,368	$90,204	$153,980
Fair Value	40,504	8,954	14,351	89,971	153,780
Weighted Average Yield	(0.08)%	0.61%	1.85%	2.40%	1.59%
State, county and municipal
Amortized Cost	1,351	7,900	99,418	15,266	123,935
Fair Value	1,392	8,266	105,404	15,501	130,563
Weighted Average Yield	4.05%	3.52%	3.84%	3.64%	3.80%
Corporate and other securities
Amortized Cost	1,274	5,248	—	1,008	7,530
Fair Value	1,278	5,332	—	1,008	7,618
Weighted Average Yield	1.12%	2.37%	—	1.21%	2.00%
Mortgage backed securities
Amortized Cost	6,605	52,616	—	778	59,999
Fair Value	6,721	54,809	—	815	62,345
Weighted Average Yield	1.71%	2.97%	—	2.41%	2.80%
Total
Amortized Cost	49,730	74,672	113,786	107,256	345,444
Fair Value	49,895	77,361	119,755	107,295	354,306
Weighted Average Yield	0.30%	2.70%	3.59%	2.56%	2.60%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$153,980	$365	$(565)	$153,780
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other securities	7,530	96	(8)	7,618
Mortgage backed securities	29,541	636	(93)	30,084

Total securities available for sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed securities	30,458	1,803	—	32,261

Total securities held to maturity	$42,283	$2,945	$—	$45,228

	2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$8,260	$187	$—	$8,447
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other securities	4,801	1	(171)	4,631
Mortgage backed securities	156,582	1,512	(451)	157,643

Total securities available for sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed securities	52,254	2,852	—	55,106

Total securities held to maturity	$64,422	$4,163	$—	$68,585

	2010
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Government agencies	$90,849	$246	$(1,521)	$89,574
State, county and municipal	69,865	1,219	(749)	70,335
Corporate and other securities	3,576	14	(17)	3,573
Mortgage backed securities	51,489	610	(21)	52,078

Total securities available for sale	$215,779	$2,089	$(2,308)	$215,560

Securities Held to Maturity
State, county and municipal	$13,070	693	—	$13,763
Corporate and other securities	1,002	3	—	1,005
Mortgage backed securities	70,699	3,559	—	74,258

Total securities held to maturity	$84,771	$4,255	$—	$89,026

Included in other U.S. Government agencies are U.S. Government sponsored agency securities of $503,000 with an amortized cost of $500,000 as of December 31, 2012, $1.0 million with an amortized cost of $1.0 million as of December 31, 2011, and $5.8 million with an amortized cost of $5.8 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities available for sale totaled $14.5 million with an amortized cost of $14.3 million as of December 31, 2012, $83.5 million with an amortized cost of $83.0 million as of December 31, 2011, and $3.9 million with an amortized cost of $4.0 million as of December 31, 2010. U.S. Government sponsored agency securities included in mortgage backed securities held to maturity totaled $21.3 million with a fair value of $22.5 million as of December 31, 2012, $39.5 million with a fair value of $41.5 million as of December 31, 2011, and $54.3 million with a fair value of $57.0 million as of December 31, 2010.

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW	$124,456	0.28%	$112,152	0.33%	$98,535	0.28%
MMDA	113,962	0.45%	122,028	0.78%	127,700	0.98%
Savings	74,129	0.35%	67,469	0.51%	62,513	0.57%
Time deposits less than $100,000	314,559	1.34%	348,695	1.64%	419,358	2.22%
Time deposits $100,000 and over	242,225	1.31%	209,544	1.64%	255,603	2.28%

Total deposits	$869,331	0.98%	$859,888	1.26%	$963,709	1.77%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following tables summarize the contractual maturity of time deposits, including those $100,000 or more, as of December 31, 2012:

Scheduled maturities of time deposits

Total
(Dollars in thousands)
2013	$344,875
2014	134,581
2015	36,863
2016	26,200
2017	20,221

Total	$562,740

Maturities of time deposits of $100,000 and over

	Total	% of Deposits
	(Dollars in thousands)
Within 3 months	$69,647	7.15%
3-6 months	30,154	3.09%
6-12 months	79,383	8.15%
over 12 months	96,134	9.87%

Total	$275,318	28.26%

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

	As of December 31
	2012	2011	2010
Short-term:
Fed Funds purchased	$5,412	$—	$—

Maximum month-end outstanding balance	$16,446	$1,440	$6,000
Average outstanding balance during the year	$1,348	$191	$548
Average interest rate during the year	0.64%	0.63%	0.56%
Average interest rate at end of year	0.43%	—	—
Long-term:
Federal Home Loan Bank advances	$49,828	$37,000	$37,000

Maximum month-end outstanding balance	$50,000	$37,000	$41,000
Average outstanding balance during the year	$41,235	$37,000	$37,351
Average interest rate during the year	2.40%	3.21%	3.23%
Average interest rate at end of year	1.24%	3.21%	3.21%

Maturities	Fixed Rate
2013	$22,000
2014	—
2015	10,000
2016	—
2017	5,000
Thereafter	12,828

Total	$49,828

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities. At December 31, 2012, the Company’s interest-earning assets exceeded its interest-bearing liabilities by approximately $76.1 million versus $47.9 million at December 31, 2011.

Summary of Liquid Assets

A summary of the Company’s liquid assets at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Cash and due from banks	$12,502	$11,078
Interest bearing bank deposits	11,635	10,673
Federal funds sold	—	—
Available for sale securities, at fair value, unpledged	230,036	196,603

Total liquid assets	$254,173	$218,354

Deposits and other liabilities	1,037,972	981,378
Ratio of liquid assets to deposits and other liabilities	24.49%	22.25%

Capital Resources

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

The following table shows the Company’s capital ratios at the dates indicated:

	As of December 31
(Dollars in thousands)	2012		2011
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets
Company	$112,463	16.99%	$102,137	16.16%
Bank	111,687	16.87%	102,235	16.16%
Tier 1 capital to risk weighted assets
Company	104,521	15.79%	94,853	15.01%
Bank	103,745	15.67%	94,947	15.01%
Tier 1 capital to adjusted average total assets
Company	104,521	9.41%	94,853	8.91%
Bank	103,745	9.34%	94,947	8.90%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 20 to the Consolidated Financial Statements. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.00%. The weighted average cost of this instrument was 3.57%, 3.43%, and 3.34% during 2012, 2011, and 2010, respectively.

On December 19, 2008, the Company entered into a Purchase Agreement with the U.S. Treasury pursuant to which it issued 17,680 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for a total price of $17.68 million. The issuance was made pursuant to the Treasury’s Capital Purchase Plan under TARP. The Preferred Stock pays a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant to purchase 780,000 shares of the Company’s common stock at an initial per share exercise price of $3.40.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of BOE, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2012, 2011 and 2010 was 3.57%, 3.43% and 3.34%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2012 and December 31, 2011, all trust preferred notes were included in tier 1 capital.

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common stockholders as cash dividends during a given period. The Company did not pay dividends to common stockholders during the years ended December 31, 2012 and 2011. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the section “Capital Requirements” in the preceding section. Leverage is average stockholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2012	2011	2010
Return on average assets	0.50%	0.13%	(1.75%)
Return on average equity	4.85%	1.32%	(17.53%)
Dividend payout ratio	n/a	n/a	(3.89%)
Leverage	10.39%	10.11%	10.00%

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2012 and 2011, is as follows (dollars in thousands):

	2012	2011
Commitments with off-balance sheet risk:
Commitments to extend credit	$64,056	$51,964
Standby letters of credit	9,487	9,278

Total commitments with off-balance sheet risk	$73,543	$61,242

Commitments with balance sheet risk:
Loans held for sale	$1,266	$580

Total commitments with balance sheet risk	1,266	580

Total other commitments	$74,809	$61,822

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing clients. Those lines of credit may be drawn upon only to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Company’s contractual obligations at December 31, 2012 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	49,828	22,000	10,000	5,000	12,828
Operating leases	2,932	497	443	258	1,734

Total contractual obligations	$56,884	$22,497	$10,443	$5,258	$18,686

Non GAAP Measures

Beginning January 1, 2009, business combinations must be accounted for under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as acquisition of SFSB were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2012, 2011 and 2010, core deposit intangible assets totaled $10.3 million, $12.6 million and $14.8 milllion, respectively. Goodwill was zero at December 31, 2012, 2011 and 2010.

In reporting the results of 2012, 2011 and 2010 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. In addition, the most significant impact on the Company’s GAAP earnings in 2010 arose from the goodwill impairment charge described earlier in this section. The goodwill impairment charge was a non-cash, traditionally non-recurring item that created the GAAP loss for the year, and thus the supplemental performance measures exclude this item. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings per share was $0.33 for the year ended December 31, 2012 compared with $0.14 in 2011 and negative $0.64 in 2010. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2012 was 8.31% and 0.65%, respectively, compared with 3.80% and 0.28%, respectively, in 2011 and negative16.60% and negative 1.17%, respectively, in 2010.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Net (loss) income	$5,582	$1,444	$(20,993)
Plus: core deposit intangible amortization, net of tax	1,492	1,492	1,492
Plus: goodwill impairment	—	—	5,727

Non-GAAP operating earnings (loss)	$7,074	$2,936	$(13,774)

Average assets	$1,107,972	$1,079,470	$1,197,760
Less: average goodwill	—	—	2,885
Less: average core deposit intangibles	11,475	13,735	15,995

Average tangible assets	$1,096,497	$1,065,735	$1,178,880

Average equity	$115,011	$109,119	$119,775
Less: average goodwill	—	—	2,885
Less: average core deposit intangibles	11,475	13,735	15,995
Less: average preferred equity	18,348	18,139	17,936

Average tangible common equity	$85,188	$77,245	$82,959

Weighted average shares outstanding, diluted	21,717	21,565	21,468
Non-GAAP earnings per share, diluted	$0.33	$0.14	$(0.64)
Average tangible common equity/average tangible assets	7.77%	7.25%	7.04%
Non-GAAP return on average tangible assets	0.65%	0.28%	(1.17%)
Non-GAAP return on average tangible common equity	8.31%	3.80%	(16.60%)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at December 31, 2012, 2011 and 2010 (dollars in thousands):

Change in net interest income

	2012		2011		2010
	%	$	%	$	%	$
Change in Yield curve
+200 bp	(1.9)%	(797)	(0.7)%	(243)	(3.2)%	(1,161)
+100 bp	(1.4)%	(608)	(0.2)%	(63)	(2.0)%	(733)
most likely	0%	—	0%	—	0%	—
–100 bp	(1.3)%	(534)	2.3%	859	5.8%	2,120
–200 bp	(2.4)%	(1,015)	1.5%	537	11.8%	4,266

At December 31, 2012, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.9%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 2.4%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Bankers Trust Corporation and Subsidiary

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Our report dated March 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis, LLC

Richmond, Virginia

March 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Bankers Trust Corporation and Subsidiary

Glen Allen, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 26, 2013 expressed an unqualified opinion thereon.

/s/ Elliott Davis, LLC

Richmond, Virginia

March 26, 2013

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2012 and 2011

(dollars in thousands)

	2012	2011
ASSETS
Cash and due from banks	$12,502	$11,078
Interest bearing bank deposits	11,635	10,673

Total cash and cash equivalents	24,137	21,751

Securities available for sale, at fair value	309,078	232,764
Securities held to maturity, at cost (fair value of $45,228 and $68,585, respectively)	42,283	64,422
Equity securities, restricted, at cost	7,405	6,872

Total securities	358,766	304,058

Loans held for resale	1,266	580

Loans not covered by FDIC shared loss agreements	575,482	544,718
Loans covered by FDIC shared loss agreements	84,637	97,561

Total loans	660,119	642,279
Allowance for loan losses (non-covered loans of $12,920 and $14,835, respectively; covered loans of $484 and $776, respectively)	(13,404)	(15,611)

Net loans	646,715	626,668

FDIC indemnification asset	33,837	42,641
Bank premises and equipment, net	33,638	35,084
Other real estate owned, covered by FDIC shared loss agreement	3,370	5,764
Other real estate owned, non-covered	10,793	10,252
Bank owned life insurance	15,146	14,592
FDIC receivable under shared loss agreement	895	1,780
Core deposit intangibles, net	10,297	12,558
Other assets	14,428	16,768

Total assets	$1,153,288	$1,092,496

LIABILITIES
Deposits:
Noninterest bearing	$77,978	$64,953
Interest bearing	896,340	868,538

Total deposits	974,318	933,491

Federal funds purchased	5,412	—
Federal Home Loan Bank advances	49,828	37,000
Trust preferred capital notes	4,124	4,124
Other liabilities	4,289	6,701

Total liabilities	1,037,971	981,316

Commitment and Contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(234)	(454)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,670,212 and 21,627,549 shares issued and outstanding, respectively)	217	216
Additional paid in capital	144,398	144,243
Retained deficit	(50,609)	(53,761)
Accumulated other comprehensive income	2,828	2,219

Total stockholders’ equity	115,317	111,180

Total liabilities and stockholders’ equity	$1,153,288	$1,092,496

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31, 2012, 2011 and 2010

(dollars and shares in thousands, except per share data)

	2012	2011	2010
Interest and dividend income
Interest and fees on non-covered loans	$30,658	$29,272	$33,444
Interest and fees on FDIC covered loans	14,105	17,576	13,759
Interest on federal funds sold	5	6	9
Interest on deposits in other banks	54	65	100
Interest and dividends on securities
Taxable	8,408	8,091	8,486
Nontaxable	489	1,025	3,128

Total interest and dividend income	53,719	56,035	58,926
Interest expense
Interest on deposits	8,508	10,815	17,041
Interest on federal funds purchased	9	1	3
Interest on other borrowed funds	1,175	1,412	1,345

Total interest expense	9,692	12,228	18,389

Net interest income	44,027	43,807	40,537
Provision for loan losses	1,200	1,498	27,363

Net interest income after provision for loan losses	42,827	42,309	13,174

Noninterest income
Service charges on deposit accounts	2,736	2,503	2,464
Gain on securities transactions, net	1,492	2,868	3,588
Loss on other real estate, net	(1,833)	(2,869)	(5,052)
Other	2,111	2,911	3,809

Total noninterest income	4,506	5,413	4,809

Noninterest expense
Salaries and employee benefits	16,511	16,603	19,190
Occupancy expenses	2,715	2,894	2,948
Equipment expenses	1,087	1,237	1,394
Legal fees	51	444	456
Professional fees	391	583	1,802
FDIC assessment	1,485	2,788	2,395
Data processing fees	1,824	1,864	2,306
FDIC indemnification asset amortization	6,936	10,364	3,165
Amortization of intangibles	2,261	2,261	2,261
Impairment of goodwill	—	—	5,727
Other operating expenses	6,342	7,180	6,774

Total noninterest expense	39,603	46,218	48,418

Income (loss) before income taxes	7,730	1,504	(30,435)
Income tax (expense) benefit	(2,148)	(60)	9,442

Net income (loss)	$5,582	$1,444	$(20,993)
Dividends accrued on preferred stock	884	—	442
Accretion of discount on preferred stock	220	206	194
Accumulated preferred dividends	—	884	442

Net income (loss) available to common stockholders	$4,478	$354	$(22,071)

Net income (loss) per share – basic	$0.21	$0.02	$(1.03)

Net income (loss) per share – diluted	$0.21	$0.02	$(1.03)

Weighted average number of shares outstanding
basic	21,647	21,565	21,468
diluted	21,717	21,565	21,468

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Net income (loss)	$5,582	$1,444	$(20,993)

Other comprehensive income:
Unrealized gains on investment securities:
Change in unrealized gain in investment securities	2,472	8,023	292
Tax related to unrealized gain in investment securities	(841)	(2,728)	(101)
Reclassification adjustment for gain in securities sold	(1,492)	(2,868)	(3,588)
Tax related to realized gain in securities sold	507	975	1,220

Defined benefit pension plan:
Change in unrealized (loss) gain in plan assets	(57)	(1,573)	751
Tax related to defined benefit pension plan	20	535	(255)

Total other comprehensive income (loss)	609	2,364	(1,681)

Total comprehensive income (loss)	$6,191	$3,808	$(22,674)

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance December 30, 2009	$17,680	$1,037	$(854)	21,468	$215	$143,999	$(32,511)	$1,536	$131,102
Amortization of preferred stock warrants	—	—	194	—	—	—	(194)	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Net loss	—	—	—	—	—	—	(20,993)	—	(20,993)
Other comprehensive loss	—	—	—	—	—	—	—	(1,681)	(1,681)
Dividends paid on common stock ($.04 per share)	—	—	—	—	—	—	(859)	—	(859)

Balance December 31, 2010	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	206	—	—	—	(206)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Issuance of stock options	—	—	—	—	—	62	—	—	62
Net income	—	—	—	—	—	—	1,444	—	1,444
Other comprehensive income	—	—	—	—	—	—	—	2,364	2,3642

Balance December 31, 2011	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	220	—	—	—	(220)	—	—
Issuance of common stock	—	—	—	42	1	98	—	—	99
Dividends paid on preferred stock	—	—	—	—	—	—	(2,210)	—	(2,210)
Issuance of stock options	—	—	—	—	—	57	—	—	57
Net income	—	—	—	—	—	—	5,582	—	5,582
Other comprehensive income	—	—	—	—	—	—	—	609	609

Balance December 31, 2012	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Operating activities:

Net income (loss)	$5,582	$1,444	$(20,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	3,963	4,055	4,270
Issuance of common stock and stock options	156	245	—
Provision for loan losses	1,200	1,498	27,363
Deferred tax expense (benefit)	2,126	967	(9,637)
Amortization of premium on purchased loans	1,242	578	415
Amortization of security premiums and accretion of discounts, net	3,196	2,060	1,752
Net increase in loans held for sale	(686)	(580)	—
Impairment of goodwill	—	—	5,727
Net gain on sale of securities	(1,492)	(2,868)	(3,588)
Net loss on sale of other real estate owned	1,833	2,869	5,052
Changes in assets and liabilities:
Decrease in other assets	9,037	23,605	23,910
Decrease in accrued expenses and other liabilities	(2,469)	(490)	(6,982)

Net cash provided by operating activities	23,688	33,383	27,289

Investing activities:
Proceeds from available for sale securities	174,541	291,779	164,017
Proceeds from held to maturity securities	21,669	18,809	750
Proceeds from equity securities	611	363	1,349
Purchase of available for sale securities	(251,111)	(301,484)	(173,625)
Purchase of equity securities	(1,144)	(65)	(180)
Proceeds from sale of other real estate	9,630	8,759	6,855
Improvements of other real estate	(1,130)	(211)	—
Net (increase) decrease in loans	(33,408)	(27,226)	54,003
Principal recoveries of loans previously charged off	2,439	588	1,156
Purchase of premises and equipment, net	(256)	(591)	(491)
BOLI investment purchased	—	(7,500)	—

Net cash (used in) provided by investing activities	(78,159)	(16,779)	53,834

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	40,827	(28,234)	(69,677)
Net increase (decrease) in federal funds purchased	5,412	—	(8,999)
Net increase in Federal Home Loan Bank advances	12,828	—	—
Cash dividends paid	(2,210)	—	(1,301)

Net cash provided by (used in) financing activities	56,857	(28,234)	(79,977)

Net increase (decrease) in cash and cash equivalents	2,386	(11,630)	1,146

Cash and cash equivalents:
Beginning of period	21,751	33,381	32,235

End of the period	$24,137	$21,751	$33,381

Supplemental disclosures of cash flow information:
Interest paid	$10,253	$12,434	$19,472
Income taxes paid	120	87	250
Transfers of other real estate owned property	8,480	12,316	13,745

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates two loan production offices in Virginia.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. FASB ASC 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at December 31, 2012 and 2011. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks, interest-bearing bank balances, and federal funds sold.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period, the aggregate amount of daily average required reserves was $9.6 million and $7.8 million for each of the years ended December 31, 2012 and 2011, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) acquisition (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3), applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB acquisition. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The covered loans acquired are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared loss agreements.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $10.8 million and $10.3 million in other real estate, non-covered at December 31, 2012 and 2011, respectively, and $3.4 million and $5.8 million in other real estate, covered at December 31, 2012 and 2011, respectively.

Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per FASB ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under FASB ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. FASB ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. The Company followed FASB ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life. Core deposit intangibles are evaluated for impairment in accordance with FASB ASC 350.

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $336,000, $329,000, and $345,000 for 2012, 2011, and 2010, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $7.8 million. Management expects to utilize all of these carryforward amounts prior to expiration.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. Years 2012 through 2009 are open to examination by the respective tax authorities.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. The Company declared and paid $2.2 million, $0, and $442,000 in dividends on preferred stock in 2012, 2011, and 2010, respectively.

Stock-Based Compensation

In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 13 for details regarding these plans.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is already required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items, which are not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect the adoption of the deferred items to have a material impact on its consolidated financial statements.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Note 2. Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	December 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,480	$362	$(565)	$153,277
U.S. Gov’t sponsored agencies	500	3	—	503
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other bonds	7,530	96	(8)	7,618
Mortgage backed – U.S. Gov’t agencies	15,192	378	(10)	15,560
Mortgage backed – U.S. Gov’t sponsored agencies	14,349	258	(83)	14,524

Total Securities Available for Sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed – U.S. Gov’t agencies	9,112	615	—	9,727
Mortgage backed – U.S. Gov’t sponsored agencies	21,346	1,188	—	22,534

Total Securities Held to Maturity	$42,283	$2,945	$—	$45,228

	December 31, 2011
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,255	$159	$—	$7,414
U.S. Gov’t sponsored agencies	1,005	28	—	1,033
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other bonds	4,801	1	(171)	4,631
Mortgage backed – U.S. Gov’t agencies	73,616	734	(257)	74,093
Mortgage backed – U.S. Gov’t sponsored agencies	82,966	778	(194)	83,550

Total Securities Available for Sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed – U.S. Gov’t agencies	12,743	822	—	13,565
Mortgage backed – U.S. Gov’t sponsored agencies	39,511	2,030	—	41,541

Total Securities Held to Maturity	$64,422	$4,163	$—	$68,585

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The amortized cost and fair value of securities at December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands).

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,655	$4,806	$45,075	$45,088
Due after one year through five years	31,631	33,652	43,041	43,710
Due after five years through ten years	5,997	6,770	107,790	112,985
Due after ten years	—	—	107,255	107,295

Total securities	$42,283	$45,228	$303,161	$309,078

Proceeds from sales of securities available for sale were $149.9 million, $216.8 million and $113.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales and other than temporary impairments (“OTTI”) of securities available for sale during the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012	2011	2010
Gross realized gains	$2,236	$2,953	$4,538
Gross realized losses	(744)	(85)	(491)
OTTI	—	—	(459)

Net securities gains	$1,492	$2,868	$3,588

In estimating OTTI losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. At September 30, 2010, financial institution securities held at the time were deemed to have impairment losses that were other than temporary in nature in the amount of $459,000, as management did not intend to hold them until they recovered their value. There were no investments held that had impairment losses that were other than temporary in nature for the years ended December 31, 2012, 2011 and 2010.

The fair value and gross unrealized losses for securities segregated by the length of time that individual securities have been in a continuous gross unrealized loss position at December 31, 2012 and 2011 were as follows (dollars in thousands):

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$70,561	$(565)	$—	$—	$70,561	$(565)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	17,404	(271)	—	—	17,404	(271)
Corporate and other bonds	1,485	(8)	—	—	1,485	(8)
Mortgage backed – U.S. Gov’t agencies	1,688	(10)	—	—	1,688	(10)
Mortgage backed – U.S. Gov’t sponsored agencies	4,779	(83)	—	—	4,779	(83)

Total	$95,917	$(937)	$—	$—	$95,917	$(937)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$—	$—	$—	$—	$—	$—
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	1,242	(7)	—	—	1,242	(7)
Corporate and other bonds	4,380	(171)	—	—	4,380	(171)
Mortgage backed – U.S. Gov’t agencies	38,324	(257)	—	—	38,324	(257)
Mortgage backed – U.S. Gov’t sponsored agencies	25,435	(194)	—	—	25,435	(194)

Total	$69,381	$(629)	$—	$—	$69,381	$(629)

The unrealized losses (impairments) in the investment portfolio as of December 31, 2012 and 2011 are generally a result of market fluctuations that occur daily. At December 31, 2012, the unrealized losses are from 61 securities. Of those, 59 are investment grade, and are backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Investment grade corporate obligations comprise the remaining two securities with unrealized losses at December 31, 2012. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s financial statements.

Securities with amortized costs of $111.7 million and $34.1 million as of December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2012 and 2011, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 3. Loans Not Covered by FDIC Shared Loss Agreements (Non-covered Loans)

The loan portfolio excluding covered loans (non-covered loans) consisted of various loan types as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$135,420	23.53%	$127,200	23.34%
Commercial	246,521	42.83	220,471	40.46
Construction and land development	61,127	10.62	75,691	13.89
Second mortgages	7,230	1.26	8,129	1.49
Multifamily	28,683	4.98	19,746	3.62
Agriculture	10,359	1.80	11,444	2.10

Total real estate loans	489,340	85.01	462,681	84.90
Commercial loans	77,835	13.52	72,149	13.24
Consumer installment loans	6,929	1.20	8,461	1.55
All other loans	1,526	0.27	1,659	0.31

Gross loans	575,630	100.00%	544,950	100.00%

Less unearned income on loans	(148)		(232)

Non-covered loans, net of unearned income	$575,482		$544,718

The Company held $40.9 million and $36.5 million in purchased government-guaranteed loans of the United States Department of Agriculture (USDA) at December 31, 2012 and 2011, respectively, which are included in various categories in the table above. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances include an unamortized purchase premium of $3.4 million and $3.6 million, at December 31, 2012 and 2011, respectively. The Company is amortizing this premium in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Other Costs as a yield adjustment over the expected life of the loans adjusted for estimated prepayments.

At December 31, 2012 and 2011, the Company’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with FASB ASC 310.

At December 31, 2012 and 2011, a portion of the construction and land development loans presented above contained interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

There were no significant amounts of interest reserves recognized as interest income on construction loans with interest reserves for the years ended December 31, 2012 and 2011, respectively. Nonperforming construction loans with interest reserves were $4.1 million and $4.8 million at December 31, 2012 and 2011, respectively.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts of cash basis income recognized during the years ended December 31, 2012, 2011, and 2010. For the years ended December 31, 2012, 2011 and 2010, estimated interest income of $1.3 million, $1.8 million and $2.9 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information related to impaired loans as of December 31, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,838	$4,021	$897
Commercial	2,741	2,827	725
Construction and land development	7,412	10,355	850
Second mortgages	124	170	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	14,365	17,953	2,514
Commercial loans	509	582	121
Consumer installment loans	78	79	21
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	$14,952	$18,614	$2,656

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,702	$3,094	$—
Commercial	3,076	3,281	—
Construction and land development	1,578	1,961	—
Second mortgages	48	48	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	7,404	8,384	—
Commercial loans	—	183	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without valuation allowance	$7,413	$8,576	$—

Total:
Mortgage loans on real estate:
Residential 1-4 family	$6,540	$7,115	$897
Commercial	5,817	6,108	725
Construction and land development	8,990	12,316	850
Second mortgages	172	218	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	21,769	26,337	2,514
Commercial loans	509	765	121
Consumer installment loans	87	88	21
All other loans	—	—	—

Total impaired loans	$22,365	$27,190	$2,656

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information related to impaired loans as of December 31, 2011 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,432	$3,497	$1,000
Commercial	6,240	6,362	713
Construction and land development	3,541	6,611	653
Second mortgages	143	156	80
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	13,356	16,626	2,446
Commercial loans	868	874	306
Consumer installment loans	70	71	13
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	$14,294	$17,571	$2,765

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,083	$3,565	$—
Commercial	7,972	8,454	—
Construction and land development	9,471	12,894	—
Second mortgages	59	59	—
Multifamily	—	—	—
Agriculture	53	53	—

Total real estate loans	20,638	25,025	—
Commercial loans	209	593	—
Consumer installment loans	17	17	—
All other loans	—	—	—

Subtotal impaired loans without valuation allowance	$20,864	$25,635	$—

Total:
Mortgage loans on real estate:
Residential 1-4 family	$6,515	$7,062	$1,000
Commercial	14,212	14,816	713
Construction and land development	13,012	19,505	653
Second mortgages	202	215	80
Multifamily	—	—	—
Agriculture	53	53	—

Total real estate loans	33,994	41,651	2,446
Commercial loans	1,077	1,467	306
Consumer installment loans	87	88	13
All other loans	—	—	—

Total impaired loans	$35,158	$43,206	$2,765

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes average recorded investment of impaired loans for the years ended December 31, 2012, 2011, and 2010 (dollars in thousands):

	Average Recorded Investment
	2012	2011	2010
Mortgage loans on real estate:
Residential 1-4 family	$6,770	$8,731	$10,257
Commercial	10,505	12,212	5,487
Construction and land development	10,602	21,345	26,745
Second mortgages	184	263	310
Multifamily	—	—	—
Agriculture	93	100	116

Total real estate loans	28,154	42,651	42,915
Commercial loans	773	1,704	4,767
Consumer installment loans	137	101	226
All other loans	—	—	—

Total impaired loans	$29,064	$44,456	$47,908

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the years ended December, 2012, 2011 and 2010. No significant amounts of interest income were recognized on accruing impaired loans for the years ended December, 2012, 2011 and 2010.

The following table presents non-covered nonaccrual loans by category (dollars in thousands):

	December 31
	2012	2011
Mortgage loans on real estate:
Residential 1-4 family	$5,562	$5,320
Commercial	5,818	9,187
Construction and land development	8,815	12,718
Second mortgages	141	189
Multifamily	—	—
Agriculture	250	53

Total real estate loans	20,586	27,467
Commercial loans	385	1,003
Consumer installment loans	77	72
All other loans	—	—

Total loans	$21,048	$28,542

Troubled debt restructurings, special mention loans, some substandard loans and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2012 and 2011 is set forth in the table below (dollars in thousands):

	December 31, 2012	December 31, 2011
Nonaccruals	$21,048	$28,542
Trouble debt restructure and still accruing	847	5,946
Special mention	299	—
Substandard and still accruing	171	546
Doubtful and still accruing	—	124

Total impaired	$22,365	$35,158

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following tables present an age analysis of past due status of non-covered loans (including nonaccrual) by category (dollars in thousands):

	December 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,433	$5,797	$7,230	$128,190	$135,420	$235
Commercial	—	5,818	5,818	240,703	246,521	—
Construction and land development	298	9,089	9,387	51,740	61,127	274
Second mortgages	—	141	141	7,089	7,230	—
Multifamily	—	—	—	28,683	28,683	—
Agriculture	—	250	250	10,109	10,359	—

Total real estate loans	1,731	21,095	22,826	466,514	489,340	509
Commercial loans	85	385	470	77,365	77,835	—
Consumer installment loans	40	77	117	6,812	6,929	—
All other loans	—	—	—	1,526	1,526	—

Total loans	$1,856	$21,557	$23,413	$552,217	$575,630	$509

	December 31, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,743	$5,320	$7,063	$120,137	$127,200	$—
Commercial	1,085	11,192	12,277	208,194	220,471	2,005
Construction and land development	2,924	12,718	15,642	60,049	75,691	—
Second mortgages	709	189	898	7,231	8,129	—
Multifamily	—	—	—	19,746	19,746	—
Agriculture	—	53	53	11,391	11,444	—

Total real estate loans	6,461	29,472	35,933	426,748	462,681	2,005
Commercial loans	87	1,003	1,090	71,059	72,149	—
Consumer installment loans	93	72	165	8,296	8,461	—
All other loans	—	—	—	1,659	1,659	—

Total loans	$6,641	$30,547	$37,188	$507,762	$544,950	$2,005

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Activity in the allowance for loan losses on non-covered loans for the years ended December 31, 2012 and 2011 was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,283	$(1,786)	$37	$3,985
Commercial	3,048	15	(654)	73	2,482
Construction and land development	5,729	(1,539)	(2,058)	1,641	3,773
Second mortgages	296	(165)	(45)	56	142
Multifamily	224	79	—	—	303
Agriculture	25	75	(39)	—	61

Total real estate loans	12,773	748	(4,582)	1,807	10,746
Commercial loans	1,810	604	(695)	242	1,961
Consumer installment loans	241	91	(220)	83	195
All other loans	11	7	—	—	18

Total loans	$14,835	$1,450	$(5,497)	$2,132	$12,920

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(998)	$(1,831)	$18	$3,451
Commercial	5,287	563	(2,856)	54	3,048
Construction and land development	10,039	(288)	(4,123)	101	5,729
Second mortgages	406	(32)	(81)	3	296
Multifamily	260	(36)	—	—	224
Agriculture	266	(241)	—	—	25

Total real estate loans	22,520	(1,032)	(8,891)	176	12,773
Commercial loans	2,691	2,527	(3,615)	207	1,810
Consumer installment loans	257	67	(288)	205	241
All other loans	75	(64)	—	—	11

Total loans	$25,543	$1,498	$(12,794)	$588	$14,835

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,003	$2,982	$3,985	$10,340	$125,080	$135,420
Commercial	864	1,618	2,482	15,636	230,885	246,521
Construction and land development	1,306	2,467	3,773	14,173	46,954	61,127
Second mortgages	29	113	142	234	6,996	7,230
Multifamily	—	303	303	—	28,683	28,683
Agriculture	21	40	61	250	10,109	10,359

Total real estate loans	3,223	7,523	10,746	40,633	448,707	489,340
Commercial loans	125	1,836	1,961	605	77,230	77,835
Consumer installment loans	22	173	195	92	6,837	6,929
All other loans	—	18	18	—	1,526	1,526

Total loans	$3,370	$9,550	$12,920	$41,330	$534,300	$575,630

	December 31, 2011
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,088	$2,363	$3,451	$8,921	$118,279	$127,200
Commercial	829	2,219	3,048	20,780	199,691	220,471
Construction and land development	1,792	3,937	5,729	22,538	53,153	75,691
Second mortgages	105	191	296	418	7,711	8,129
Multifamily	—	224	224	—	19,746	19,746
Agriculture	2	23	25	330	11,114	11,444

Total real estate loans	3,816	8,957	12,773	52,987	409,694	462,681
Commercial loans	308	1,502	1,810	1,250	70,899	72,149
Consumer installment loans	32	209	241	348	8,113	8,461
All other loans	1	10	11	127	1,532	1,659

Total loans	$4,157	$10,678	$14,835	$54,712	$490,238	$544,950

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totaled $19.0 million and $19.6 million at December 31, 2012 and 2011, respectively. The allowance for loans losses allocated to these loans was $714,000 and $1.4 million at December 31, 2012 and 2011, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass – A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $40.9 million and $36.5 million at December 31, 2012 and 2011, respectively.

Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Substandard – A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

The following tables present the composition of non-covered loans by credit quality indicator at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,931	$6,496	$9,993	$—	$135,420
Commercial	209,347	21,540	15,478	156	246,521
Construction and land development	36,261	10,954	13,912	—	61,127
Second mortgages	6,519	477	234	—	7,230
Multifamily	27,514	1,169	—	—	28,683
Agriculture	10,109	—	250	—	10,359

Total real estate loans	408,681	40,636	39,867	156	489,340
Commercial loans	76,148	1,205	482	—	77,835
Consumer installment loans	6,617	220	92	—	6,929
All other loans	1,526	—	—	—	1,526

Total loans	$492,972	$42,061	$40,441	$156	$575,630

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$107,926	$10,519	$8,688	$67	$127,200
Commercial	162,744	39,506	18,221	—	220,471
Construction and land development	34,391	18,876	22,424	—	75,691
Second mortgages	7,135	576	418	—	8,129
Multifamily	16,199	3,547	—	—	19,746
Agriculture	10,897	494	53	—	11,444

Total real estate loans	339,292	73,518	49,804	67	462,681
Commercial loans	68,511	1,983	1,597	58	72,149
Consumer installment loans	7,878	235	343	5	8,461
All other loans	1,659	—	—	—	1,659

Total loans	$417,340	$75,736	$51,744	$130	$544,950

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

In accordance with ASU 2011-02, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the year ended December 31, 2012, the Bank modified six loans that were considered to be TDRs. The Company extended the terms for four of these loans and the interest rate was lowered for five of these loans. These restructures included payments of $202,000 for one of these loans and no charge-offs for any loans. The following table presents information relating to loans modified as TDRs during the year ended December 31, 2012 (dollars in thousands):

	Year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$765	$765
Commercial	2	4,150	3,948
Construction and land development	1	675	675

Total real estate loans	6	5,590	5,388

Total loans	6	$5,590	$5,388

During the year ended December 31, 2011 the Bank modified six loans that were considered to be TDRs. The Company extended the terms for five of these loans and the interest rate was lowered for six of these loans. These restructures included payments of $562,000 for five of these loans and a charge-off of $896,000 for one loan. The following table presents information relating to loans modified as TDRs during the year ended December 31, 2011 (dollars in thousands):

	Year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$722	$679
Commercial	2	5,518	4,132

Total real estate loans	5	6,240	4,811
Commercial loans	1	560	531

Total loans	6	$6,800	$5,342

A loan is considered to be in default if it is 90 days or more past due. During the year ended December 31, 2012, one loan that had been restructured during the previous 12 months was in default. This construction real estate loan had a recorded investment of $519,000 at December 31, 2012.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table presents information relating to TDRs that resulted in default during the year ended December 31, 2011 that had been restructured during the previous 12 months (dollars in thousands):

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	2	$8
Commercial	2	3,271

Total real estate loans	4	3,279
Commercial loans	1	525

Total loans	5	$3,804

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructurings by reviewing these loans for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2012, the Company had 1-4 family mortgages in the amount of $150.3 million pledged as collateral to the FHLB for a total borrowing capacity of $99.3 million.

Note 4. Loans Covered by FDIC Shared Loss Agreements (Covered Loans)

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

As of December 31, 2012 and 2011, the outstanding balance of the covered loans was $137.2 million and $160.0 million, respectively. The carrying amount as of December 31, 2012 and 2011 is as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$74,046	87.47%	$84,734	86.85%
Commercial	1,986	2.35	2,170	2.22
Construction and land development	3,264	3.86	4,260	4.38
Second mortgages	4,864	5.75	5,894	6.04
Multifamily	304	0.36	316	0.32
Agriculture	172	0.20	179	0.18

Total real estate loans	84,636	99.99%	97,553	99.99%
Commercial loans	—	—	—	—
Consumer installment loans	1	0.01	8	0.01
All other loans	—	—	—	—

Total covered loans	$84,637	100.00%	$97,561	100.00%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Activity in the allowance for loan losses on covered loans for the years ended December 31, 2012 and 2011, was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(218)	$(12)	$9	$252
Commercial	303	(71)	—	—	232
Construction and land development	—	4	(22)	18	—
Second mortgages	—	—	—	—	—
Multifamily	—	35	(315)	280	—
Agriculture	—	—	—	—	—

Total real estate loans	776	(250)	(349)	307	484
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$776	$(250)	$(349)	$307	$484

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$(53)	$—	$473
Commercial	303		—	—	303
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Multifamily	—	—	—	—	—
Agriculture	—	—	—	—	—

Total real estate loans	829	—	(53)	—	776
Commercial loans	—	—	—	—	—
Consumer installment loans	—	—	—	—	—
All other loans	—	—	—	—	—

Total covered loans	$829	$—	$(53)	$—	$776

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$252	$74,046	$473	$84,734
Commercial	232	1,986	303	2,170
Construction and land development	—	3,264	—	4,260
Second mortgages	—	4,864	—	5,894
Multifamily	—	304	—	316
Agriculture	—	172	—	179

Total real estate loans	484	84,636	776	97,553
Commercial loans	—	—	—	—
Consumer installment loans	—	1	—	8
All other loans	—	—	—	—

Total covered loans	$484	$84,637	$776	$97,561

The change in the accretable yield balance since January 1, 2010 is as follows:

Balance at January 1, 2010	$56,792
Accretion	(13,759)
Reclassification from (to) nonaccretable yield	32,685

Balance at December 31, 2010	75,718
Accretion	(17,525)
Reclassification from (to) nonaccretable yield	(1,883)

Balance at December 31, 2011	56,310
Accretion	(14,105)
Reclassification from (to) nonaccretable yield	11,939

Balance at December 31, 2012	$54,144

The covered loans were not classified as nonperforming assets at December 31, 2012 and 2011 as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

Note 5. FDIC Agreements and FDIC Indemnification Asset

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage assets are to be made quarterly through January 2019, and the reimbursements for losses on other covered assets are to be made quarterly through January 2014. Prior to the third quarter of 2011, reimbursements for losses on single family one-to-four mortgage assets were made monthly. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the loss sharing agreements is detailed below.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO assets, and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

In addition to the premium amortization, the balance of the FDIC indemnification asset is affected by expected payments from the FDIC. Under the terms of the shared loss agreements, the FDIC will reimburse the Company for loss events incurred related to the covered loan portfolio. These events include such things as future writedowns due to decreases in the fair market value of OREO, net loan charge-offs and recoveries, and net gains and losses on OREO sales.

As discussed above, the shared loss agreement for assets other than single family one-to-four mortgages expires January 2014. The portion of the FDIC indemnification asset related to those assets was $1.4 million at December 31, 2012, of which $727,000 represents estimated losses to be reimbursed by the FDIC.

The following table presents the balances of the FDIC indemnification asset at December 31, 2012, 2011 and 2010 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at PV	FDIC Indemnification Asset Total
January 1, 2010	$88,862	$71,090	$5,017	$76,107
Increases:
Writedown of OREO property to FMV	3,028	2,422		2,422
Decreases:
Net amortization of premium			(3,165)	(3,165)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(8,521)	(6,817)		(6,817)
OREO sales	(8,858)	(7,086)		(7,086)
Reimbursements requested from FDIC	(3,865)	(3,092)		(3,092)
Reforecasted Change in Anticipated Expected Losses	(24,396)	(19,517)	19,517	—

December 31, 2010	46,250	37,000	21,369	58,369
Increases:
Writedown of OREO property to FMV	1,902	1,522		1,522
Decreases:
Net amortization of premium			(10,364)	(10,364)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(3,319)	(2,655)		(2,655)
OREO sales	(2,764)	(2,211)		(2,211)
Reimbursements requested from FDIC	(2,525)	(2,020)		(2,020)
Reforecasted Change in Anticipated Expected Losses	(10,831)	(8,665)	8,665	—

December 31, 2011	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	622	497		497
Decreases:
Net amortization of premium			(6,936)	(6,936)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,321)	(1,057)		(1,057)
OREO sales	(1,140)	(912)		(912)
Reimbursements requested from FDIC	(495)	(396)		(396)
Reforecasted Change in Anticipated Expected Losses	(3,174)	(2,539)	2,539	—

December 31, 2012	$23,205	$18,564	$15,273	$33,837

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2012	2011
Land	$11,808	$11,808
Land improvements and buildings	23,519	23,572
Leasehold improvements	54	54
Furniture and equipment	5,912	5,548
Construction in progress	29	167

Total	41,322	41,149
Less accumulated depreciation and amortization	(7,684)	(6,065)

Bank premises and equipment, net	$33,638	$35,084

Depreciation expense for the year ended December 31, 2012, 2011 and 2010 amounted to $1.7 million, $1.8 million, and $2.0 million, respectively.

Note 7. Goodwill and Other Intangibles

The Company follows FASB ASC 350, Intangibles – Goodwill and Other, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within FASB ASC 350 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least an annual impairment review, or more often if certain impairment conditions exist. With the Transcommunity Financial Corporation (TFC) and BOE Financial Services of Virginia, Inc. (BOE) mergers consummated May 31, 2008, there were significant amounts of goodwill and other intangible assets recorded. Goodwill was initially assessed for potential impairment as of May 31, 2009, the anniversary date of the mergers, and again in December 2009, in order to coincide the assessment with the Company’s fiscal year end, resulting in impairment charges totaling $31.9 million. Economic conditions, evidenced by the significant loan loss provision taken during the second quarter of 2010, warranted an impairment evaluation of goodwill that resulted in $5.7 million in impairment charges for the year ended December 31, 2010, which brought the balance of goodwill to zero.

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350. Due to the mergers with TFC and BOE on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets. Core deposit intangibles related to the Georgia and Maryland transactions equaled $3.2 million and $2.1 million, respectively, and will be amortized over approximately nine years. The Company estimates it will recognize $2.3 million of amortization expense for each of the next five years.

Other intangible assets are presented in the following table (dollars in thousands):

	December 31
	2012	2011
Core deposit intangibles	$20,290	$20,290
Accumulated Amortization	(9,994)	(7,732)

Balance	$10,296	$12,558

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 8. Deposits

The following table presents interest-bearing deposits by type at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
NOW	$142,923	$128,758
MMDA	113,171	115,397
Savings	77,506	69,872
Time deposits less than $100,000	287,422	326,383
Time deposits $100,000 and over	275,318	228,128

Total interest-bearing deposits	$896,340	$868,538

The scheduled maturities of time deposits at December 31, 2012 are as follows (dollars in thousands):

2013	$344,875
2014	134,581
2015	36,863
2016	26,200
2017	20,221

Total	$562,740

Note 9. Accumulated Other Comprehensive Income

The following tables present activity in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year ended December 31, 2012
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,257	$(1,038)	$2,219
Current period other comprehensive income	646	(37)	609

Ending balance	$3,903	$(1,075)	$2,828

	Year ended December 31, 2011
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$(145)	$—	$(145)
Current period other comprehensive income	3,402	(1,038)	2,364

Ending balance	$3,257	$(1,038)	$2,219

	Year ended December 31, 2010
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$2,032	$(496)	$1,536
Current period other comprehensive income	(2,177)	496	(1,681)

Ending balance	$(145)	$—	$(145)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 10. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are as follows (dollars in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,557	$5,346
Deferred compensation	514	523
Nonaccrual loan interest	847	2,074
Accrued pension	—	317
FAS 158 adjustment pension	554	535
Stock based compensation	165	132
Net operating loss carryforward	2,667	3,762
Alternative minimum tax credit	391	197
Depreciation	137	7
OREO	1,007	—
Other	395	11

	$11,234	$12,904

Deferred tax liabilities:
Accrued Pension	359	—
Purchase accounting adjustment	4,089	4,005
Unrealized gain on available for sale securities	2,011	1,678
Other	37	43

	$6,496	$5,726

Net deferred tax asset	$4,738	$7,178

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2012 in accordance with FASB ASC 740. Based on a three year income projection of taxable income and tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. Years 2012 through 2009 are subject to audit by taxing authorities. As of December 31, 2012, 2011 and 2010, the Company had $7.8 million, $11.1 million, and $10.1 million, respectively, of net operating loss carryforwards which expire in 2021 through 2026.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2012	2011	2010
Current tax provision	$22	$(907)	$195
Deferred tax expense (benefit)	2,126	967	(9,637)

Income tax expense (benefit)	$2,148	$60	$(9,442)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(2.0)	(21.8)	3.5
Bank owned life insurance income	(2.7)	(6.2)	0.3
Goodwill impairment	—	—	(6.4)
Other, net	(1.5)	(2.0)	(0.4)

Effective tax rate	27.8%	4.0%	31.0%

Note 11. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks. Long-term borrowings are obtained through the Federal Home Loan Bank (FHLB) of Atlanta. As of December 31, 2012, the Company had 1-4 family mortgages in the amount of $150.3 million pledged as collateral to the FHLB for a total borrowing capacity of $99.3 million. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2012	2011	2010
Short-term:
Federal Funds purchased	$5,412	$—	$—

Maximum month-end outstanding balance	$16,446	$1,440	$6,000
Average outstanding balance during the year	$1,348	$191	$548
Average interest rate during the year	0.64%	0.63%	0.56%
Average interest rate at end of year	0.43%	—	—

Long-term:
Federal Home Loan Bank advances	$49,828	$37,000	$37,000

Maximum month-end outstanding balance	$50,000	$37,000	$41,000
Average outstanding balance during the year	$41,235	$37,000	$37,351
Average interest rate during the year	2.40%	3.21%	3.23%
Average interest rate at end of year	1.24%	3.21%	3.21%

Maturities of fixed rate long-term debt at December 31, 2012 are as follows (dollars in thousands):

2013	$22,000
2014	—
2015	10,000
2016	—
2017	5,000
Thereafter	12,828

Total	$49,828

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $26.0 million at December 31, 2012.

Note 12. Employee Benefit Plans

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

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,622	$4,783
Service cost	—	—
Interest cost	250	260
Actuarial gain/(loss)	425	1,248
Benefits paid	(488)	(690)
Settlement (gain)/loss	(18)	21

Benefit obligation, ending	$5,791	$5,622

Change in Plan Assets
Fair value of plan assets, beginning of year	$3,157	$3,721
Actual return on plan assets	586	(5)
Employer contributions	2,000	131
Benefits paid	(488)	(690)

Fair value of plan assets, ending	$5,255	$3,157

Funded Status	$(536)	$(2,465)

Amounts Recognized in the Balance Sheet
Other assets	$—	$—
Other liabilities	536	2,465
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,630	$1,573
Prior service cost	—	—
Net obligation at transition	—	—
Deferred tax	(555)	(535)

Total amount recognized	$1,075	$1,038

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2012 and 2011 was $5.8 million and $5.6 million, respectively.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$369
Interest cost	250	260	364
Expected return on plan assets	(408)	(301)	(282)
Amortization of prior service cost	—	—	6
Amortization of net obligation at transition	—	—	(6)
Recognized net (gain)/loss due to curtailment	—	—	(210)
Recognized net (gain)/loss due to settlement	105	3	—
Recognized net actuarial loss	66	—	58

Net periodic (benefit) cost	$13	$(38)	$299

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss)	$71	$1,534	$(1,286)

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	2012	2011	2010
Discount rate	4.00%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation	n/a	n/a	n/a

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2012 are as follows (dollars in thousands):

Net (gain)/loss	$57
Prior service cost	—
Net obligation at transition	—

Total amount recognized	$57

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2013 are as follows (dollars in thousands):

Net (gain)/loss	$70
Prior service cost	—
Net obligation at transition	—

Total amount recognized	$70

Long-Term Rate of Return

The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2012 and 2011 by asset category are as follows:

	2012	2011
Asset Category
Mutual funds – fixed income	39.00%	39.00%
Mutual funds – equity	61.00%	61.00%
Cash and equivalents	0.00%	0.00%

Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2012 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2012	December 31, 2011
Cash	$5	$5
Mutual funds:
Fixed income funds	2,033	1,231
International funds	418	229
Large cap funds	1,014	652
Mid cap funds	593	369
Small cap funds	258	163
Stock fund	932	507

	$5,253	$3,156

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2013	$—
Expected Benefit Payments
2013	$398
2014	375
2015	796
2016	310
2017	255
2018-2022	1,538

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

401(k) Plan

The Company adopted the 401(k) plans that previously existed with both TFC and BOE prior to the merger. Under the BOE 401(k) Plan, employees had a contributory 401(k) profit sharing plan which covered substantially all employees. The employee could contribute up to 100% of compensation, subject to statutory limitations. The Company matched 50% of employee contributions up to 4% of compensation. The plan also provided for an additional discretionary contribution to be made by the Company as determined each year. Any employees that started with the Company after the merger, and met the service requirements, were included in the BOE 401(k) Plan.

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

The amounts charged to expense under these plans for the years ended December 31, 2012, 2011 and 2010 were $473,000, $332,000, and $489,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $99,000, $107,000, and $197,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The expense associated with these agreements is offset by increased cash surrender value of life insurance policies on the individuals.

Note 13. Stock Option Plans

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected volatility	50.0%	50.0%	50.0%
Expected dividend	2.0% - 3.0%	3.0%	10.0%
Expected term (years)	6.25%	5.50%	6.25%
Risk free rate	0.77% - 1.31%	1.12%	2.55%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The expected volatility is an estimate of the volatility of the Company’s share price based on historical performance. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury Zero Coupon implied yield at the time of the grant correlating to the expected term. The expected term is based on the simplified method as provided by the Securities and Exchange Commission Staff Accounting Bulletin No 110 (SAB 110). In accordance with SAB 110, the Company has chosen to use the simplified method, as this is the first plan issued by the Company as Community Bankers Trust Corporation; therefore, no historical exercise data exists. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts over the life of the options at the time of the grant.

The Company plans to issue new shares of common stock when options are exercised.

In May 2010, the Company granted 205,000 options and 15,000 shares of restricted stock to employees, both of which vest ratably over the requisite service period of four years. In October 2011, the Company granted 50,000 employee options which vested 100% on December 31, 2011. In January 2012 and July 2012, the company granted a total of 270,000 options to employees which vest ratably over the requisite service period of four years.

The May 2010 grant of 15,000 restricted shares of common stock was to a senior executive in accordance with the minimum rules for long-term equity grants for companies participating in the Department of the Treasury’s TARP Capital Purchase Program. These rules require that for each 25% of total financial assistance repaid, 25% of the total restricted stock may become transferrable. The total compensation expense associated with this grant was $42,000 and is being initially amortized over a four year period. The Company recorded $10,000 in each of the years ended 2012 and 2011, and $6,000 in 2010 related to this equity grant. See Note 27 for further information related to the Company’s participation in the TARP Capital Purchase Program.

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

The Company had three equity grants during the year ended December 31, 2012 to non-employee directors. On June 1, 2012, 15,925 shares were issued with a fair market value of $2.04 per share. On September 4, 2012, 13,477 shares were issued with a fair market value of $2.41 per share and, on December 3, 2012, 13,260 shares were issued with a fair market value of $2.45 per share. The fair market value of these grants was the closing price of the Company’s stock at the grant date.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

A summary of options outstanding for the year ended December 31, 2012, is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	184,000	$2.36
Granted	270,000	1.28
Forfeited	(42,000)	1.54
Expired	—	—
Exercised	—	—

Outstanding at end of year	412,000	1.74	$392,480

Options outstanding and exercisable at end of year	113,000	2.10	$70,000

Weighted average remaining contractual life for outstanding and exercisable shares at year end	96 months

The weighted average fair value per option of options granted during the year was $0.46, $0.36 and $0.52 for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2012. This amount changes with changes in the market value of the Company’s stock.

The Company recorded total stock-based compensation expense of $156,000, $227,000 and $18,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Of the $156,000 in expense that was recorded in 2012, $57,000 related to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income; $99,000 related to the non-employee director grants and is classified as “other operating expenses.” Of the $227,000 in expense that was recorded in 2011, $44,000 related to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income; $183,000 related to the non-employee director grants and is classified as “other operating expenses.” All of the $18,000 in expense that was recorded in 2010 relates to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income.

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2012:

	Options		Restricted Stock
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at beginning of the year	100,500	$0.52	11,250	$2.78
Granted	270,000	0.46	—	—
Vested	(29,500)	0.52	(3,750)	2.78
Forfeited	(42,000)	0.46	—	—

Non-vested at end of year	299,000	0.47	7,500	2.78

The unrecognized compensation expense related to non-vested options and restricted stock was $146,000 at December 31, 2012 and is expected to be ratably expensed through May 2014. The total fair market value of shares vested during the years ended December 31, 2012 and 2011 was $113,000 and $35,000, respectively. No shares vested during December 31, 2010.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

The options were valued at $1.488 million using the Black-Scholes model at the time of acquisition of TFC and BOE by the Company. The options were considered part of the acquisition price and, therefore, were not expensed by the Company. Assumptions were for a discount rate of 4.06% and 25% volatility with a remaining term of 4.83 years for TFC options and 5.25 years for BOE options.

A summary of the options outstanding for the year ended December 31, 2012 is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the year	142,243	$5.22
Granted	—	—
Forfeited	8,512	4.72
Expired	42,653	5.02
Exercised	—	—
Outstanding at end of year	91,078	5.36
Options outstanding and exercisable at end of the year	91,078	5.36

Weighted average remaining contractual life for outstanding and exercisable shares at year end	14 months

The aggregate intrinsic value of the options outstanding and exercisable was zero for each of the years ended December 31, 2012, 2011 and 2010.

Note 14. Earnings Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive potential common shares outstanding attributable to stock instruments (dollars and shares in thousands, except per share data).

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the Twelve Months ended December 31, 2012
Shares issued		21,640
Unissued vested restricted stock		7

Basic EPS	$4,478	21,647	$0.21
Effect of dilutive stock awards and options		70	—

Diluted EPS	$4,478	21,717	$0.21

For the Twelve Months ended December 31, 2011
Basic EPS	$354	21,565	$0.02
Effect of dilutive stock awards and options		—	—

Diluted EPS	$354	21,565	$0.02

For the Twelve Months ended December 31, 2010
Basic EPS	$(22,071)	21,468	$(1.03)
Effect of dilutive stock awards and options		—	—

Diluted EPS	$(22,071)	21,468	$(1.03)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Excluded from the computation of diluted earnings per share were approximately 1.3 million, 1.2 million, and 5.8 million of awards, options or warrants during 2012, 2011 and 2010, respectively, because their inclusion would be antidilutive.

Note 15. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons.

The table below presents the activity for both direct and indirect loans at December 31, 2012 and 2011 (dollars in thousands).

	2012	2011
Balance, beginning of year	$3,703	$3,785
Principal additions	575	1,834
Repayments and reclassifications	(1,163)	(1,916)

Balance, end of year	$3,115	$3,703

Indirect loans at December 31, 2012 and 2011 were $1.7 million and $2.1 million, respectively.

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

In February 2010, the Company’s Board of Directors approved two transaction-based bonus awards to the officer who was the Company’s then chief strategic officer. The approval of the bonus awards was made pursuant to a provision in the officer’s employment agreement that provides for a cash bonus payment for financial advisory and other services that the officer renders in connection with the negotiation and consummation of a merger or other business combination involving the Company or any of its affiliates or the acquisition by the Company or any of its affiliates of a substantial portion of the assets or deposits of another financial institution. The bonus awards related to the officer’s financial advisory and other services with respect to the Bank’s acquisition of certain assets and assumption of all deposit liabilities of four former branch offices of The Community Bank of Loganville on November 21, 2008 and the Bank’s acquisition of certain assets and assumption of all deposit liabilities of seven former branch offices of SFSB on January 30, 2009. The amounts of the bonus awards are (i) $1,169,445, calculated as 0.50% of the total amount of non-brokered deposits that the Bank assumed in the November 2008 transaction and (ii) $1,816,430, calculated as 0.50% of the total amount of loans and other assets that the Bank acquired in the January 2009 transaction. The Company believes that these bonus awards are permitted under the rules and regulations of the TARP Capital Purchase Program. In accordance with generally accepted

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

accounting principles, the Company has reflected these bonus awards in the financial statements for the year ended December 31, 2009. The Company made payment of the entire amount of these bonus awards to the individual in six equal installments during a period from February 12, 2010 to June 30, 2010.

During the first two quarters of 2010, the Company discussed with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company has worked diligently to resolve these issues, but, as of March 26, 2013, these issues remain open with its regulators. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be permissible following the resolution of these issues. In addition, the Company cannot make any assurances as to any penalties that the regulatory agencies may assess if the Company is determined to have violated any of the rules and regulations described above. Such penalties may include, with respect to any Federal Reserve violations, formal or informal action directing the Company to make immediate corrections, civil penalties if it is determined that the violation was caused with intent, undertaken with reckless disregard for the Company’s financial safety and soundness, or results in gain to the Company. In addition, such penalties may include, with respect to any TARP violations, civil and criminal penalties and restitution of payments paid by the Company to the officer. The Company is unable to make an estimate of the possible loss or range of loss that it may incur as a result of these issues.

Note 17. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2012 and 2011, the aggregate amount of unrestricted funds that could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $787,000 for 2012 and zero for 2011. From January 1, 2012 until December 5, 2012, and for each of the years ended December 31, 2011 and 2010, the Bank was not permitted to make dividend payments to the holding company without prior regulatory approval, as required by the formal written agreement that the Company had with its regulators.

Note 18. Concentration of Credit Risk

At December 31, 2012 and 2011, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 86.96% and 87.19% of the loan portfolio for 2012 and 2011, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $8.9 million and $6.7 million at December 31, 2012 and 2011, respectively

Note 19. Financial Instruments With Off-Balance Sheet Risk

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

A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2012 and 2011, is as follows (dollars in thousands):

	2012	2011
Commitments with off-balance sheet risk:
Commitments to extend credit	$64,056	$51,964
Standby letters of credit	9,487	9,278

Total commitments with off-balance sheet risk	$73,543	$61,242

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, based on regulatory guidelines, the Company believes that it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

	Actual		Required for Capital Adequacy Purposes		Required in Order to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital to risk weighted assets
Company	$112,463	16.99%	$52,969	8.00%	NA	NA
Bank	111,687	16.87%	52,971	8.00%	66,214	10.00%
Tier 1 Capital to risk weighted assets
Company	104,521	15.79%	26,485	4.00%	NA	NA
Bank	103,745	15.67%	26,486	4.00%	39,728	6.00%
Tier 1 Capital to adjusted average total assets
Company	104,521	9.41%	44,444	4.00%	NA	NA
Bank	103,745	9.34%	44,449	4.00%	55,561	5.00%
As of December 31, 2011:
Total Capital to risk weighted assets
Company	$102,137	16.16%	$50,593	8.00%	NA	NA
Bank	102,235	16.16%	50,615	8.00%	63,269	10.00%
Tier 1 Capital to risk weighted assets
Company	94,853	15.01%	25,296	4.00%	NA	NA
Bank	94,947	15.01%	25,308	4.00%	37,961	6.00%
Tier 1 Capital to adjusted average total assets
Company	94,853	8.91%	42,595	4.00%	NA	NA
Bank	94,947	8.90%	42,652	4.00%	53,315	5.00%

Note 21. Fair Values of Assets and Liabilities

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that prioritizes the valuation inputs into three broad levels. The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material ASC 825 elections as of December 31, 2012.

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

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,277	$153,277	$—	$—
U.S. Gov’t sponsored agencies	503	—	503	—
State, county, and municipal	117,596	6,742	110,854	—
Corporate and other bonds	7,618	1,009	6,609	—
Mortgage backed – U.S. Gov’t agencies	15,560	—	15,560	—
Mortgage backed – U.S. Gov’t sponsored agencies	14,524	—	14,524	—

Total investment securities available for sale	309,078	161,028	148,050	—
Loans held for resale	1,266	—	1,266	—

Total assets at fair value	$310,344	$161,028	$149,316	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,414	$2,099	$5,315	$—
U.S. Gov’t sponsored agencies	1,033	—	1,033	—
State, county and municipal	62,043	1,821	60,222	—
Corporate and other bonds	4,631	—	4,631	—
Mortgage backed – U.S. Gov’t agencies	74,093	—	74,093	—
Mortgage backed – U.S. Gov’t sponsored agencies	83,550	—	83,550	—

Total investment securities available for sale	232,764	3,920	228,844	—

Loans held for resale	580	—	580	—

Total assets at fair value	$233,344	$3,920	$229,424	$—

Total liabilities at fair value	$—	$—	$—	$—

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Loans held for resale

The carrying amounts of loans held for resale approximate fair value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2012 and still held on the consolidated balance sheet at December 31, 2012, the following table provides the fair value measures by level of valuation assumptions used for those assets.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$15,552	$—	$4,039	$11,513
Other real estate owned (OREO), non-covered	10,793	—	—	10,793
Other real estate owned (OREO), covered	3,370	—	—	3,370

Total assets at fair value	$29,715	$—	$4,039	$25,676

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$22,082	$308	$8,857	$12,917
Other real estate owned (OREO), non-covered	10,252	—	—	10,252
Other real estate owned (OREO), covered	5,764	—	533	5,231

Total assets at fair value	$38,098	$308	$9,390	$28,400

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2012 and 2011, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The Company had one loan at December 31, 2011 collateralized with securities traded on an active exchange. The fair value for this loan was recorded within Level 1.

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

	December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,283	$45,228	$—	$45,228	$—
Loans, non-covered	562,562	569,188	—	557,675	11,513
Loans, covered	84,153	96,024	—	—	96,024
FDIC indemnification asset	33,837	17,477	—	—	17,477

Financial liabilities:
Interest-bearing deposits	896,340	872,920	—	872,920	—
Borrowings	53,952	54,569	—	54,569	—

	December 31, 2011
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$64,422	$68,585	$—	$68,585	$—
Loans, non-covered	529,883	522,960	308	509,735	12,917
Loans, covered	96,785	99,008	—	—	99,008
FDIC indemnification asset	42,641	22,892	—	—	22,892

Financial liabilities:
Interest-bearing deposits	868,538	870,909	—	870,909	—
Borrowings	41,124	45,002	—	45,002	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of December 31, 2012. The Company applied the provisions of ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

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

Loans not covered by FDIC shared loss agreement (non-covered loans)

For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans included here is consistent with the methodology used for the ASC 820 disclosure for assets recorded at fair value on a nonrecurring basis presented above.

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

Federal funds purchased

The carrying amount of federal funds purchased approximates fair value.

Long-term borrowings

The fair values of the Company’s long-term borrowings, such as FHLB advances, are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest payable

The carrying amount of accrued interest payable approximate fair value.

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

Note 22. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2012, 2011 and 2010 was 3.57%, 3.43%, and 3.34%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2012, all trust preferred notes were included in tier 1 capital.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities. During 2011 and 2010, the Company accrued and elected to defer $143,000 and $72,000, respectively, in total interest payments related to its trust preferred notes, respectively. On March 16, 2012, the Company paid all of its previously deferred interest payments and the interest payment that would have been due on March 31, 2012. Accordingly, the Company is current in its obligations under the trust preferred notes.

Note 23. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2012 are as follows (dollars in thousands):

2013	$556
2014	325
2015	202
2016	180
2017	135
Thereafter	1,734

Total of future payments	$3,132

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $659,000, $695,000, and $700,000, respectively.

Note 24. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately.

	December 31
(dollars in thousands)	2012	2011	2010
Bank franchise tax	$466	$552	$600
Telephone and internet line	777	789	852
Stationery, printing and supplies	504	654	832
Exam and professional fees	839	974	1,032
Directors fees	422	530	498
Credit expense	948	1,008	1,316
Non-covered OREO legal and direct cost	793	968	377
Other expenses	1,593	1,705	1,267

Total other operating expenses	$6,342	$7,180	$6,774

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 25. Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2012 and 2011

(dollars in thousands)

	2012	2011
Assets
Cash	$838	$521
Other assets	1,470	1,277
Investments in subsidiaries	117,176	113,789

Total assets	$119,484	$115,587

Liabilities
Other liabilities	$42	$277
Balances due to subsidiary bank	1	6
Balances due to non-bank subsidiary	4,124	4,124

Total liabilities	4,167	4,407

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 17,680 issued and outstanding	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(234)	(454)
Common stock (200,000,000 and 50,000,000 shares authorized at December 31, 2012 and 2011, respectively, $0.01 par value) 21,670,212 and 21,627,549 shares issued and outstanding, respectively	217	216
Additional paid in capital	144,398	144,243
Retained earnings	(50,609)	(53,761)
Accumulated other comprehensive income	2,828	2,219

Total stockholders’ equity	$115,317	$111,180

Total liabilities and stockholders’ equity	$119,484	$115,587

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF INCOME (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012, 2011 and 2010

(dollar in thousands)

	2012	2011	2010
Income:
Interest and dividend income	$—	$—	$40
Dividends received from subsidiaries	3,048	—	1,500
Gains on sale of securities, net	—	—	(927)
Other operating income	11	6	—

Total income	3,059	6	613

Expenses:
Interest expense	180	205	140
Management fee paid to subsidiaries	138	166	223
Stock option expense	(54)	62	—
Bad debt	—	(17)	673
Bank franchise taxes	180	182	226
Professional and legal expenses	129	102	190
Other operating expenses	(160)	209	(120)

Total expenses	413	909	1,332
Equity in income / (loss) of subsidiaries	2,778	2,040	(21,008)
Net income (loss) before income taxes	5,424	1,137	(21,727)

Income tax benefit	158	307	734

Net income (loss)	$5,582	$1,444	$(20,993)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$5,582	$1,444	$(20,993)
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock and stock options	156	245	—
Undistributed equity in (income) loss of subsidiary	(2,778)	(2,040)	21,008
Gains on sale of investment securities	—	—	927
(Increase) decrease in other assets	(194)	95	(833)
(Decrease) increase in other liabilities, net	(239)	171	(237)
Provision for loan loss	—	(17)	673

Net cash and cash equivalents provided by (used in) operating activities	2,527	(102)	545

Investing activities:
Sale of securities	—	—	591
Recovery of bad debt	—	17	77
Net decrease in CDs held for investment	—	—	250

Net cash and cash equivalents provided by investing activities	—	17	918

Financing activities:
Cash dividends paid	(2,210)	—	(1,301)

Net cash and cash equivalents used in financing activities	(2,210)	—	(1,301)

Increase (decrease) in cash and cash equivalents	317	(85)	162
Cash and cash equivalents at beginning of the period	521	606	444

Cash and cash equivalents at end of the period	$838	$521	$606

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

Each share of Series A Preferred Stock issued and outstanding has no par value, has a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to approval of the Federal Reserve, at a redemption price equal to $1,000 plus accrued and unpaid dividends. The Series A Preferred Stock has a preference over the Company’s common stock upon liquidation. Dividends on the preferred stock, if declared, are payable quarterly in arrears. The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

The Company may defer dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. Deferred dividends also accrue interest at the same rate as the dividend. The failure to pay dividends for six dividend periods triggers the right for the holder of the Series A Preferred Stock to appoint two directors to the Company’s board.

As of December 31, 2012, the Company is current in its payment of dividends, each in the amount of $221,000, with respect to the Series A Preferred Stock.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements – (Continued)

Note 28. Quarterly Data (unaudited)

	Year Ended December 31
	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$13,809	$14,119	$12,872	$12,919	$13,394	$14,492	$14,272	$13,877
Interest expense	2,712	2,587	2,339	2,054	3,311	3,079	2,974	2,864

Net interest income	11,097	11,532	10,533	10,865	10,083	11,413	11,298	11,013
Provision for loan losses	250	500	—	450	1,498	—	—	—

Net interest income after provision for loan losses	10,847	11,032	10,533	10,415	8,585	11,413	11,298	11,013
Noninterest income	825	1,279	1,731	671	1,339	1,226	1,697	1,151
Noninterest expenses	10,292	10,628	9,618	9,065	11,956	11,991	11,041	11,230

Income before income taxes	1,380	1,683	2,646	2,021	(2,032)	648	1,954	934
Income tax (expense) benefit	(390)	(473)	(837)	(448)	838	(127)	(532)	(239)

Net income (loss)	$990	$1,210	$1,809	$1,573	$(1,194)	$521	$1,422	$695
Dividends paid on preferred stock	221	221	221	221	—	—	—	—
Accretion of discount on preferred stock	55	55	55	55	51	53	51	51
Accumulated preferred dividends	—	—	—	—	221	221	221	221

Net income (loss) available to common shareholders	$714	$934	$1,533	$1,297	$(1,466)	$247	$1,150	$423

Earnings per common share, basic	$0.03	$0.04	$0.07	$0.06	$(0.07)	$0.01	$0.05	$0.02
Earnings per common share, diluted	$0.03	$0.04	$0.07	$0.06	$(0.07)	$0.01	$0.05	$0.02

	2010
	First	Second	Third	Fourth
Interest and dividend income	$15,246	$14,933	$15,153	$13,594
Interest expense	5,188	4,820	4,484	3,897

Net interest income	10,058	10,113	10,669	9,697
Provision for loan losses	5,042	21,282	1,116	(77)

Net interest income after provision for loan losses	5,016	(11,169)	9,553	9,774
Noninterest income	792	247	(275)	4,045
Noninterest expenses	10,237	16,537	11,639	10,005

Income before income taxes	(4,429)	(27,459)	(2,361)	3,814
Income tax (expense) benefit	1,665	7,843	1,062	(1,128)

Net income (loss)	$(2,764)	$(19,616)	$(1,299)	$2,686
Dividends paid on preferred stock	221	221	—	—
Accretion of discount on preferred stock	48	49	48	49
Accumulated preferred dividends	—	—	221	221

Net income (loss) available to common shareholders	$(3,033)	$(19,886)	$1,568	$2,416

Earnings per common share, basic	$(0.14)	$(0.93)	$(0.07)	$0.11
Earnings per common share, diluted	$(0.14)	$(0.93)	$(0.07)	$0.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 50 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, effective as of July 17, 2009, incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 23, 2010 (File No. 001-32590)

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 1, 2008 (File No. 001-32590)

4.1	Specimen Unit Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.3	Specimen Warrant Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.4	Form of Unit Purchase Option to be granted to the representatives, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

4.6	Warrant Clarification Agreement dated as of January 29, 2007 between the Company and Continental Stock Transfer and Trust Co., incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.7	Unit Purchase Option Clarification Agreement dated as of January 29, 2007 between the Company and the holders, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2007 (File No. 001-32590)

4.8	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Community Bankers Acquisition Corp. , incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.2	Stock Escrow Agreement between Community Bankers Acquisition Corp., Continental Stock Transfer & Trust Company and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.3	Registration Rights Agreement among Community Bankers Acquisition Corp. and the Initial Stockholders, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007 (File No. 001-32590)

10.4	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.5	Written Agreement, effective April 21, 2010, by and among Community Bankers Trust Corporation, Essex Bank, Federal Reserve Bank of Richmond and State Corporation Commission Bureau of Financial Institutions, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2011 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Form of Waiver, executed by Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.8	Form of Letter Agreement, executed by Bruce E. Thomas with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.9	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355)

10.10	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.11	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.12	TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355)

10.13	Form of Restricted Stock Award Agreement for TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Current Report on Form 8-K filed on July 31, 2007 (File No. 000-33355)

10.14	BOE Financial Services of Virginia, Inc. Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.15	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.16	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.17	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.18	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.19	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

14.1	Code of Business Conduct and Ethics, , incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2011 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Executive Officer)*

99.2	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Financial Officer)*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above

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

Date: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 26, 2013
Rex L. Smith, III	and Director (principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 26, 2013
Bruce E. Thomas	Chief Financial Officer (principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 26, 2013
Laureen D. Trice	and Controller (principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 26, 2013
John C. Watkins

/s/ Richard F. Bozard	Director	March 26, 2013
Richard F. Bozard

/s/ Alexander F. Dillard, Jr.	Director	March 26, 2013
Alexander F. Dillard, Jr.

/s/ Glenn J. Dozier	Director	March 26, 2013
Glenn J. Dozier

/s/ P. Emerson Hughes, Jr.	Director	March 26, 2013
P. Emerson Hughes, Jr.

Signature	Title	Date

/s/ Troy A. Peery, Jr.	Director	March 26, 2013
Troy A. Peery, Jr.

/s/ Eugene S. Putnam, Jr.	Director	March 26, 2013
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 26, 2013
S. Waite Rawls III

/s/ Robin Traywick Williams	Director	March 26, 2013
Robin Traywick Williams