Form 10-K/A
period 2012-12-31
Community Bankers Trust Corp
filed 2013-04-30
CIK 1323648

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2012 (filed on March 26, 2013 with the Securities and Exchange Commission), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1). This Form 10-K/A includes the items required in Part III, which had previously been expected to be incorporated by reference to the Registrant’s definitive proxy statement for the 2013 annual meeting of stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors of Community Bankers Trust Corporation (the “Company”) currently consists of 10 directors and is divided into three classes with staggered terms. The following information sets forth the business experience and other information for all directors for the past five years. Such information includes each director’s service on the boards of TransCommunity Financial Corporation (“TransCommunity Financial”) and BOE Financial Services of Virginia, Inc. (“BOE Financial”), as the case may be, each of which merged with and into the Company on May 31, 2008. References to a director’s service on the board of BOE Financial include service on the board of its predecessor, Essex Bank (which is now a wholly owned subsidiary of the Company) (the “Bank”).

Richard F. Bozard, 66, has been a director of the Company since 2008. He had previously served as a director of TransCommunity Financial since 2006. Mr. Bozard was Vice President and Treasurer of Owens & Minor, Inc., a medical and surgical supplies distributor based in Mechanicsville, Virginia, from 1991 until his retirement in 2009. He had also been Senior Vice President and Treasurer of Owens & Minor Medical, Inc., a subsidiary of Owens & Minor, Inc., from 2004 until his retirement.

Mr. Bozard brings broad experience in the areas of management and oversight of public companies. He also has significant experience in asset and liability management, finance and strategic planning, which provides both the Board and management with a substantial resource, and thus he serves as Chair of the Board’s Asset and Liability Committee.

Alexander F. Dillard, Jr., 74, has been a director of the Company since 2008 and served as Chairman of the Board from 2008 to 2011. He had previously served as a director of BOE Financial since 1982. Mr. Dillard is a senior partner in the law firm of Dillard & Katona in Tappahannock, Virginia, and has been a practicing attorney for 50 years.

In addition to his long service as a director, Mr. Dillard brings extensive experience in governance and legal matters that affect the Bank and its customers, including credit and real estate issues, which experience provides the Board with a substantial resource. He also has significant community ties to the Bank’s eastern Virginia market areas.

Glenn J. Dozier, 63, has been a director of the Company since 2011. Mr. Dozier has served as Senior Management Consultant and acting Chief Financial Officer for MolecularMD Corp., a molecular diagnostic and clinical trial testing company based in Portland, Oregon, Cambridge, Massachusetts, and West Palm Beach, Florida, since 2009. Mr. Dozier was an authorized representative with Riverstone Properties LLC, a real estate management firm based in Richmond, Virginia, from 2006 until his retirement in 2010.

Mr. Dozier has more than 35 years of accomplishments in delivering strong management results in a wide variety of industries and environments. He also has provided successful leadership in general management, finance, strategic planning, human resources, property management and information systems. Having served as a chief financial officer of several companies, including NYSE and NASDAQ traded companies and Fortune 500 companies, during his career, Mr. Dozier has proven abilities in tactical and strategic financial functions.

P. Emerson Hughes, Jr., 69, has been a director of the Company since 2008. He had previously served as a director of BOE Financial since 2004. Mr. Hughes is President and operator of Holiday Barn, Ltd., a pet boarding and day care facility based in Glen Allen, Virginia, where he has been employed since 1972.

Mr. Hughes brings long-term corporate management experience as a small business owner, including his knowledge of commercial business needs in the Bank’s central Virginia market areas. He also has significant community ties to those areas.

Troy A. Peery, Jr., 67, has been a director of the Company since 2008 and served as Vice Chairman of the Board from 2008 to 2011. He had previously served as a director of TransCommunity Financial since 2002. Mr. Peery has been President of Peery Enterprises, a real estate development company based in Manakin-Sabot, Virginia, since 1998.

Mr. Peery brings significant operational, financial management and governance experience, including his prior service in executive management and as a director for Heilig-Meyers Company, Open Plan Systems, Inc. and S & K Famous Brands, Inc., all of which were public companies. He also has significant community ties to the Bank’s central Virginia market areas.

Eugene S. Putnam, Jr., 53, has been a director of the Company since 2005 and served as its Chairman of the Board from 2005 to 2008. Mr. Putnam has been President and Chief Financial Officer for Universal Technical Institute, Inc., a post-secondary education provider, since March 2011. He served as Executive Vice President and Chief Financial Officer for Universal Technical Institute, Inc. from 2008 to 2011, and he served as its interim Chief Financial Officer from January 2008 to July 2008. From 2005 to May 2007, Mr. Putnam was Executive Vice President and Chief Financial Officer of Aegis Mortgage Corporation, a mortgage origination and servicing company that filed for bankruptcy protection in August 2007.

Mr. Putnam brings high level financial expertise as chief financial officer of publicly traded companies and experience in risk management and strategic planning. He also has banking expertise in corporate finance, capital planning and balance sheet management. His background helps him play critical roles on the Board’s committees.

S. Waite Rawls III, 64, has been a director of the Company since 2011. Mr. Rawls has been President of the Museum of the Confederacy in Richmond, Virginia, since 2004.

Mr. Rawls has numerous years of leadership positions in, among others, the technology, financial management and capital market fields, all of which underscore the insight that he has as a director. Mr. Rawls also has 18 years of working experience in the banking industry, serving as Vice Chairman of Continental Bank in Chicago, Illinois for four years and with Chemical Bank, including Managing Director, in New York, New York for 14 years. While the banking industry has changed, Mr. Rawls remains very familiar with the issues facing banks and the regulatory environment in which they operate.

Rex L. Smith, III, 55, has been a director of the Company since 2011. Mr. Smith has been President and Chief Executive Officer of the Company and the Bank since 2011. He served as the Bank’s Executive Vice President and Chief Banking Officer from 2010 to 2011, and he held the responsibilities of President and Chief Executive Officer of the Company and the Bank, including serving as Executive Vice President of the Company, for eight months in 2010 and 2011. From 2009 to 2010, he was the Bank’s Executive Vice President and Chief Administrative Officer. From 2007 to 2009, he was the Central Virginia President for Gateway Bank and Trust and, from 2000 to 2007, he was President and Chief Executive Officer of The Bank of Richmond.

Mr. Smith has an extensive background in the banking industry and a unique perspective from the management experiences that he has had with different banks. He is also intimately aware of the particular opportunities and challenges facing the Company and the Bank, as he has been a member of executive management for four years.

John C. Watkins, 66, has been a director of the Company since 2008 and has served as Chairman of the Board since 2011. He had previously served as a director of TransCommunity Financial and its predecessor, Bank of Powhatan, N.A., since 1998. Senator Watkins was President of Watkins Nurseries, Inc., a landscape design firm and wholesale plant material grower based in Midlothian, Virginia, from 1998 to 2008, and he currently serves as the Chairman of its board of directors. He has also been Manager and Development Director for Watkins Land, LLC, a real estate company based in Midlothian, Virginia, since 1999. He was a member of the Virginia House of Delegates from 1982 to 1998 and has been a member of the Senate of Virginia since 1998.

Senator Watkins brings long-term corporate management experience as a small business owner and entrepreneur, through his ownership and operation of successful businesses in the Company’s market areas. He also brings substantial government and public policy expertise and leadership knowledge to the Company due to his long service in the Virginia state government. He has significant community ties to the Bank’s central Virginia market areas.

Robin Traywick Williams, 62, has been a director of the Company since 2008. She had previously served as a director of TransCommunity Financial since 2002. Mrs. Williams is a writer and, from 2009 to 2011, she served as president of the Thoroughbred Retirement Foundation. From 1998 to 2003, she served as Chairman of the Virginia Racing Commission in Richmond, Virginia.

Mrs. Williams brings regulatory and governance leadership to the Board through her experience with Virginia government and regulatory agencies and community organizations. She also has significant community ties to the Bank’s central Virginia market areas.

Executive Officers

The Company’s executive officers as of April 17, 2013 and their respective ages and positions are set forth in the following table.

Name	Age	Position

Rex L. Smith, III	55	President and Chief Executive Officer Community Bankers Trust Corporation and Essex Bank

Bruce E. Thomas	49	Executive Vice President and Chief Financial Officer Community Bankers Trust Corporation and Essex Bank

Jeffery R. Cantrell	50	Executive Vice President and Chief Operating Officer Essex Bank

John M. Oakey, III	45	Executive Vice President, General Counsel and Secretary Community Bankers Trust Corporation and Essex Bank

William E. Saunders, Jr.	50	Executive Vice President and Chief Risk Officer Essex Bank

W. Thomas Townsend	63	Executive Vice President and Chief Credit Officer Essex Bank

The following information sets forth the business experience for at least the past five years and other information for the executive officers. Such information with respect to Mr. Smith is set forth above in the “Directors” section.

Mr. Thomas has been Executive Vice President and Chief Financial Officer of the Company since 2010, and he was Senior Vice President and Chief Financial Officer of the Company from 2008 to 2010. From 2000 to 2008, he was Senior Vice President and Chief Financial Officer of BOE Financial. He has been employed in various positions with the Bank since 1990 and is currently the Bank’s Executive Vice President and Chief Financial Officer.

Mr. Cantrell has been Executive Vice President and Chief Operating Officer of the Company since July 2012, and he was the Bank’s Senior Vice President and Senior Financial Officer from 2009 to 2012. From 2008 to 2009, he was Executive Vice President, Chief Financial Officer and Chief Operating Officer for North Metro Financial LLC, the organizational entity for a bank in organization in Georgia. From 1984 to 2008, he was employed with Regions Bank, where he most recently served in the position of Senior Vice President and East Region Financial Manager.

Mr. Oakey has been General Counsel and Secretary of the Company and the Bank since 2009, with the titles of General Counsel since 2010 and Senior Legal Counsel from 2009 to 2010. He was named Executive Vice President in 2011. From 2007 to 2009, he was Director and Assistant General Counsel for Circuit City Stores, Inc. Until 2007, he was a partner at the law firm of Williams Mullen, where he began practicing in 1995.

Mr. Saunders has been the Bank’s Executive Vice President and Chief Risk Officer since 2011. From 2010 to 2011, he served as the Bank’s Executive Vice President and Chief Operating Officer. From 2008 to 2010, he served as the Bank’s Senior Vice President – Chief Risk Officer. From 2004 to 2008, he was the Bank’s Vice President – Risk Management.

Mr. Townsend has been the Bank’s Executive Vice President and Chief Credit Officer since 2011. Mr. Townsend has nearly 40 years of experience in the banking industry and is retired from the Federal Reserve Bank of Richmond, where he most recently served as a Senior Examiner from 2000 to 2010.

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

Based on the Company’s review of the copies of those forms, and any amendments that it has received, and written representations from its executive officers and directors, the Company believes that all executive officers, directors and beneficial owners of more than 10% of its common stock complied with all of the filing requirements applicable to them with respect to transactions during the year ended December 31, 2012 except as set forth as follows. Form 4s for Richard F. Bozard were inadvertently not filed for 19 purchases of the Company’s common stock from May 2009 to April 2013. Such purchases, representing 33,263 shares of the Company’s common stock, were made by means of funds transfers in Mr. Bozard’s account with the Company’s non-qualified deferred plan administered by the Virginia Bankers Association.

Code of Ethics

The Company’s Board of Directors has approved a Code of Business Conduct and Ethics for directors, officers and all employees of the Company and its subsidiaries, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Conduct and Ethics is available on the “Corporate Overview — Corporate Governance” page of the Company’s internet web site at www.cbtrustcorp.com.

Audit Committee

The Audit Committee assists the Board in the fulfillment of its oversight responsibilities with respect to the completeness and accuracy of the Company’s financial reporting and the adequacy of its financial and operating controls. The primary purpose of the Audit Committee is to provide independent and objective oversight with respect to the integrity of the Company’s financial statements, the independent auditor’s qualifications and independence, the performance of the Company’s internal audit function and independent auditors, the effectiveness of the Company’s internal control over financial reporting and compliance by the Company with legal and regulatory requirements. The Audit Committee also provides oversight of the Company’s risk management programs and activities and reviews the effectiveness of the Company’s process for managing and assessing risk. A copy of the Audit Committee’s charter is available on the “Corporate Overview — Corporate Governance” page of the Company’s internet web site at www.cbtrustcorp.com.

The current members of the Audit Committee are Glenn J. Dozier (Chair), Troy A. Peery, Jr., S. Waite Rawls III, and Robin Traywick Williams. The Company’s Board of Directors has determined that each of Messrs. Dozier and Peery qualifies as an audit committee financial expert, as defined by the rules and regulations of the Securities and Exchange Commission, and that each member of the Audit Committee is independent, as independence for audit committee members is defined by the Nasdaq Stock Market’s listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of the Board of Directors reviews and establishes the compensation program for the Company’s senior management, including the named executive officers in the Summary Compensation Table below, and provides oversight of the Company’s compensation program. A discussion of the principles, objectives, components, analyses and determinations of the Committee with respect to executive compensation is included in the Compensation Discussion and Analysis that follows this Committee report. The Compensation Discussion and Analysis also includes discussion with respect to the Committee’s review of officer and employee compensation plans and specifically any features that may encourage employees to take unnecessary and excessive risks. The specific decisions of the Committee regarding the compensation of the named executive officers are reflected in the compensation tables and narrative that follow the Compensation Discussion and Analysis.

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

The Committee has reviewed the Compensation Discussion and Analysis and discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 and the Company’s 2013 proxy statement.

Compensation Committee

Eugene S. Putnam, Jr., Chair

Troy A. Peery, Jr.

John C. Watkins

Date: April 30, 2013

Compensation Discussion and Analysis

General

The Compensation Committee of the Company’s Board of Directors reviews and establishes the compensation program for the Company’s senior management, including the named executive officers in the Summary Compensation Table below, and provides oversight of the Company’s compensation program. The Committee consists entirely of non-employee, independent members of the Board and operates under a written charter approved by the Board.

The Committee specifically discharges Board oversight responsibilities with respect to

•	the compensation of the Company’s Chief Executive Officer and other executive officers and other key employees;

•	the administration of incentive compensation plans, including stock plans and short- and long-term incentive compensation plans; and

•	the approval, review and oversight of certain other benefit plans of the Company.

The Company’s compensation program generally consists of salary, annual bonus and incentives, equity-based long-term compensation and benefits. Benefits include participation in the Company’s 401(k) plan and health insurance benefits. The Company also has a defined benefit pension plan, which has been frozen, and a supplemental retirement plan, which has been frozen to new entrants. In addition, the Company offers perquisites to certain executive officers such as use of Company-owned vehicles. The Company recognizes that competitive compensation is critical for attracting, motivating, rewarding and retaining qualified executives. One of the fundamental objectives of the Company’s compensation program is to offer competitive compensation and benefits for all employees, including executive officers, in order to compete for and retain talented personnel who will lead the Company in achieving levels of financial performance that enhance stockholder value.

Over the past three years, the Company spent considerable time remediating issues of regulatory concern, as set forth in a written agreement with its federal and state banking regulators, following significant growth in 2008 and 2009 that strained the Company’s organizational structure and the effectiveness of risk management programs that are appropriate for the various functions of an organization of its size and complexity. These efforts required a strong and dedicated management team capable of effecting key internal changes. The Company’s actions resulted in its release from the written agreement after 20 months and brought a renewed focus on strategic growth for the franchise, through both internal loan growth and appropriate branch expansion. This growth likewise requires a management team with relevant experience. As a result, a primary focus of the Company’s compensation program has been, and continues to be, to attract and retain a team of experienced bankers.

As discussed below, the Committee engaged an independent consultant on a very limited basis to assist it in carrying out certain responsibilities with respect to executive compensation for the 2012 year.

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

American Recovery and Reinvestment Act of 2009

On December 19, 2008, the Company entered into a letter agreement with the United States Department of the Treasury (“Treasury”) under which it issued 17,680 shares of its Series A preferred stock in connection with the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program (“TARP”). In accordance with the terms of the letter agreement, the Company and the named executive officers amended certain employment agreements and benefit plans and arrangements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under Section 111(b) of EESA that was issued and in effect as of the closing date of the transaction. Section 7001 of the American Recovery and Reinvestment Act of 2009 (“ARRA”) amended Section 111 of EESA to provide that TARP participants are subject to the “standards established by the Secretary” and directs the Secretary of Treasury to “require each TARP recipient to meet appropriate standards for executive compensation and corporate governance.”

Under regulations that have been issued pursuant to EESA, the Committee has reviewed all components of the Company’s compensation program, as described below, with respect to the Company’s senior executive officers, which include the named executive officers. These components have consisted of employment agreements, bonus arrangements (including an annual incentive plan) and a stock incentive plan. None of these components presently contain any feature that, in the Committee’s review, would encourage the senior executive officers to take unnecessary and excessive risks that would threaten the value of the Company.

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

Bruce E. Thomas, the Company’s Executive Vice President and Chief Financial Officer, had an employment agreement with the Company during 2012. A summary of the agreement is set forth below following the Summary Compensation Table. No other executive officers had an employment agreement with the Company during 2012.

Salary

The base salary of the named executive officers is designed to be competitive with that of the Company’s peer banks. In establishing the base salary for the named executive officers, the Committee relies on an evaluation of the officers’ level of responsibility and performance and on comparative information. In establishing the base salary, other than for the Chief Executive Officer, the Committee also receives and takes into account the individual compensation recommendations from the Chief Executive Officer. The salary of the Chief Executive Officer is also approved by the independent members of the Board of Directors, upon recommendation of the Committee.

The Committee’s discussion of salary decisions for 2012 began in the fourth quarter of 2011. In October 2011, the Committee reviewed competitive market compensation information provided by the Committee’s independent consultant, with a primary focus on Rex L. Smith, III following his appointment as President and Chief Executive Officer in May 2011. The information was developed from the consultant’s compensation database, which consisted of multiple bank compensation surveys and information on comparably-sized community banks in the mid-Atlantic area. The peer group data that the Committee reviewed was created from the following 30 financial institutions):

Bank of Kentucky Financial Corporation	Yadkin Valley Financial Corporation
Farmers Capital Bank Corporation	First Farmers and Merchants Corporation
First Financial Service Corporation	First Security Group, Inc.
Porter Bancorp, Inc.	Access National Corporation
S.Y. Bancorp, Inc.	American National Bankshares Inc.
First United Corporation	C&F Financial Corporation
Shore Bankshares, Inc.	Eagle Financial Services, Inc.
Tri-County Financial Corporation	Eastern Virginia Bankshares, Inc.
Crescent Financial Corporation	Fauquier Bankshares, Inc.
ECB Bancorp, Inc.	Highlands Bankshares, Inc.
First South Bancorp, Inc.	Middleburg Financial Corporation
Four Oaks Fincorp, Inc.	Monarch Financial Holdings, Inc.
NewBridge Bancorp	National Bankshares, Inc.
Peoples Bancorp of North Carolina, Inc.	Old Point Financial Corporation
Southern Community Financial Corporation	Valley Financial Corporation

The Committee noted that there was a gap between the salary for the Company’s Chief Executive Officer and the salary for that position at companies in the peer group, and the Committee reviewed potential increases in salary, both at the time and in the future. The Committee determined to increase Mr. Smith’s salary by $30,000 to $230,000 effective November 1, 2011 and agreed, in light of the fact that this salary level would remain well below the Company’s peers, to review the salary for the Chief Executive Officer no less than annually.

None of the other named executive officers had received any salary adjustments for the 2011 year. In December 2011, the Committee reviewed with Mr. Smith the same market information from the independent consultant in connection with potential salary adjustments for the other named executive officers. The Committee acknowledged that these individuals have contributed significantly to the Company’s remediation efforts during 2011 and that their salaries were not necessarily in line with the Company’s peer group. The officer’s salaries were generally in the lower half of the mid-market range, and the Committee generally targets the 50th percentile for fully qualified officers whose performance meets expectations and the 75th percentile for highly qualified officers who outperform expectations. The Committee also recognized that the Company had not implemented, due to earnings challenges, any annual increases in salary for such executive officers since the Company’s merger transactions in 2008. As a result, the Committee determined to make, at Mr. Smith’s recommendations, the salary increases for the named executive officers as set forth below effective as of January 1, 2012.

Name	2011 Salary	2012 Salary
W. Thomas Townsend	$180,000	$184,000
Bruce E. Thomas	$165,000	$175,000
John M. Oakey, III	$165,000	$175,000

In January 2012, the Committee reviewed a compensation package, as recommended by Mr. Smith, for Jeffery R. Cantrell, who was being promoted to a new Chief Operating Officer position. (The promotion was subject to regulatory approval under the regulatory written agreement in place at that time, and such approval was received in July 2012.) Similar to the analysis with respect to salary increases for the other named executive officers, as described above, the Committee approved a salary of $170,000 for Mr. Cantrell as Chief Operating Officer.

In December 2012, the Committee reviewed and determined salaries for the 2013 year. The Committee received and reviewed recommendations from Mr. Smith for increases in salaries for the other named executive officers. The Committee considered the reasons for the proposed increases, including the value that each officer has contributed to the Company and Mr. Smith’s desire to bring such salaries in line with the mid-point level of the Company’s peer group, based on updated peer group information prepared by the Committee’s compensation consultant. This information included only current salary range averages and did not include the names of any banks included in the peer group. As a result, the Committee determined to make, at Mr. Smith’s recommendations, the salary increases for the named executive officers as set forth below effective as of January 1, 2013.

Name	2012 Salary	2013 Salary
W. Thomas Townsend	$184,000	$194,000
Bruce E. Thomas	$175,000	$185,000
John M. Oakey, III	$175,000	$185,000
Jeffery R. Cantrell	$170,000	$180,000

Also in December 2012, the Committee reviewed and determined a salary for Mr. Smith for the 2013 year. The Committee considered the release of the Company and the Bank from the regulatory written agreement and the financial performance of the Company from the standpoint of both earnings and credit quality. The Committee also considered reasons for an increase, including the value that Mr. Smith has contributed to the Company and is expected to continue to contribute to the Company in the future. There was recognition that Mr. Smith’s salary was well below the 50% mark of the Company’s peer group, and the Committee acknowledged its desire to bring his salary in line with this level, consistent with the other executive officers of the Company. As a result, the Committee approved a salary increase for Mr. Smith from $230,000 to $325,000, effective January 1, 2013, and this increase was subsequently approved by the Board of Directors.

Annual Incentives and Bonuses

For the 2012 year, the Committee adopted an objectives-based incentive plan for the named executive officers and other key employees that tied incentive payments to specific operating metrics of the Company. These metrics were net income, the percentage of non-performing assets to total loans plus other real estate owned (OREO) for the Bank’s non-covered portfolio and a discretionary component, which were assigned weights of 50%, 40% and 10%, respectfully. The plan included threshold, target and maximum levels of performance for each metric and a corresponding payout, as a percentage of salary, to each of the named executive officers based on the achievement of such levels. The range of the payout is from 5.0% (threshold) to 15.0% (maximum) of salary for each of the named executive officers except for Mr. Smith. There would be no payout at all if the net income metric did not meet at least the threshold amount.

The ability of Mr. Smith to receive a bonus for 2012 was restricted by TARP regulations.

For 2012, the net income metric met the maximum level of performance, and the non-performing assets metric met the threshold level of performance. These metrics combined corresponded to a payout of 9.50% of salary under the plan. Mr. Smith recommended an additional 1.25% of salary for the named executive officers, with respect to the job-related discretionary component of the bonus, with a slight increase of 1.50% for each of Mr. Thomas and Mr. Oakey for specific efforts. As a result, the Committee approved bonuses under the 2012 annual incentive plan, which ranged from 10.75% to 11.00% of salary, as follows:

Name	2012 Bonus
W. Thomas Townsend	$19,780
Bruce E. Thomas	$19,250
John M. Oakey, III	$19,250
Jeffery R. Cantrell	$18,275

In July 2012, Mr. Cantrell received a relocation bonus of $25,000 in connection with his promotion to the Chief Operating Officer position and his move from the Georgia market to the Company’s Virginia headquarters.

For the 2013 year, the Committee has adopted an incentive plan for the named executive officers and other key employees that is almost identical to the plan for the 2012 year. For 2013, the metrics of net income, the percentage of non-performing assets to total loans plus other real estate owned for the Bank’s non-covered portfolio and a discretionary component are assigned weights of 40%, 40% and 20%, respectfully. The ability of Mr. Smith to receive a cash bonus for 2013 remains restricted by TARP regulations.

Long-Term Incentives

In 2009, the Company adopted and its stockholders approved the Community Bankers Trust Corporation 2009 Stock Incentive Plan. The purpose of the plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives and other rights that promote and recognize the financial success and growth of the Company. The Company believes that ownership of Company stock will stimulate the efforts of such employees and directors by further aligning their interests with the interests of the Company’s stockholders. The plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company. As adopted, the plan makes available up to 2,650,000 shares of common stock for issuance to participants under the plan.

In January 2012, at the recommendation of the Chief Executive Officer, the Committee approved stock option awards to the other named executive officers and other key employees. In determining the specific amounts for the stock option awards, the Committee considered the levels of comparable awards in the peer group that its consultant had presented in connection with setting 2012 salary levels. The Committee also considered that such awards would motivate individual long-term performance and would link each officer’s interest directly with stockholder interests. In addition, the strike price for each award was set at a price above the common stock’s market price on the date of the award. The specific amounts of the awards for the named executive officers are set forth in the “Plans of Grant-Based Awards” below.

In July 2012, Mr. Cantrell received a stock option award with respect to 11,000 shares of common stock. This award supplemented the award that he had received as a member of senior management in January 2012 and was given to him in light of his promotion to the Chief Operating Officer position.

In January 2013, at the recommendation of the Chief Executive Officer, the Committee approved stock option awards to the named executive officers, except for the Chief Executive Officer, and other key employees. The Committee also approved a restricted stock award for the Chief Executive Officer. The award to Mr. Smith was consistent with the provisions of the Interim Final Rule on TARP Standards for Compensation and Corporate Governance that the Treasury implemented in June 2009. In determining the specific amounts for the stock option and restricted stock awards, the Committee considered that such awards would motivate individual long-term performance and would link each officer’s interest directly with stockholder interests.

The Company continues to sponsor each of the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors and the awards that remain outstanding under those plans. The Company did not make any awards under these plans in 2012, and it will not make any further awards under these plans in future years.

In the future, the Company expects that any stock option grants and stock awards to executive officers will be made at regularly scheduled Committee meetings. The Company’s Chief Executive Officer will provide the Committee with a recommendation concerning the recipients (other than him), the reason for the award and the number of shares to be awarded. The grant date will generally be the date of the meeting when the Committee approves awards. The Company will not tie the timing of the issuance of stock options or stock awards to the release or withholding of material non-public information.

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

During 2012, the components of the Company’s retirement program included the following:

•

a non-tax qualified Supplemental Executive Retirement Plan for certain executives to supplement the benefits that such executives can receive under other retirement program components and social security

•	a 401(k) employee savings plan for which all full-time employees who are 21 years of age or older are eligible to participate

Another component of the Company’s retirement program has been a noncontributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. The Company froze, effective December 31, 2010, the plan benefits for all participants in the pension plan, which was a benefit available only to employees of the Bank prior to the merger of BOE Financial with and into the Company. The Company had frozen the pension plan to new entrants in 2008.

Additional information with respect to all of these components is set forth in the “Post-Employment Compensation” section below.

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

The Company provides Mr. Smith with the use of a company automobile. The employment agreement with Mr. Thomas provides for an automobile or automobile allowance, with appropriate insurance coverage and maintenance expenses, and for the payment or reimbursement for country club dues that may be incurred. The Company provides Mr. Cantrell with an automobile allowance.

Post-Termination Compensation

Under his employment agreement, Mr. Thomas may be entitled to post-termination compensation in certain cases. These provisions are detailed further and quantified in the section below titled “Post-Employment Compensation.”

In connection with the Company’s receipt of TARP funds, Mr. Thomas signed a waiver of acknowledgement that the TARP regulation in effect at such time may require modification of the compensation, bonus, incentive, and other benefits plans, policies, and agreements that the Company has that affect his compensation. These restrictions significantly modify the provisions of the agreement that the Company has with him that relate to severance payments in the event of his termination of employment.

In addition, in 2008, Mr. Thomas entered into a letter agreement with the Company amending the benefit plans with respect to him as may be necessary, during the period that Treasury owns any debt or equity securities of the Company, to comply with Section 111(b) of EESA, as amended by ARRA.

Mr. Cantrell received a change-in-control agreement in connection with his promotion to the Chief Operating Officer position. The agreement, which is also detailed further and quantified in the section below titled “Post-Employment Compensation”, was provided to him as part of an overall compensation package that included components to give certain assurances to Mr. Cantrell for his relocation from the Georgia market to the Company’s headquarters in Virginia.

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

Summary Compensation Table

The table below sets forth, for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the compensation earned by the following named executive officers:

•	the individuals who served as the Company’s principal executive officer and the principal financial officer during 2012

•	the three other most highly compensated executive officers who were executive officers at December 31, 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensation ($)(5)	Non- Qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)

Rex L. Smith, III President and Chief Executive Officer(1)	2012 2011 2010	230,000 205,000 188,333	— — —	— — —	2,607 20,547 1,738	— — —	— — —	17,499 15,696 13,810	250,106 241,243 203,881

Bruce E. Thomas Executive Vice President and Chief Financial Officer	2012 2011 2010	175,000 165,000 165,000	— 200 —	— — —	5,386 2,607 1,738	19,250 — —	62,963 105,480 68,780	13,125 12,406 9,941	275,724 285,693 245,459

Jeffery R. Cantrell Executive Vice President and Chief Operating Officer, Essex Bank(2)	2012	162,901	25,000	—	2,853	18,275	—	15,203	224,232

John M. Oakey, III Executive Vice President, General Counsel and Secretary(1)	2012 2011 2010	175,000 165,000 165,000	— 200 —	— — —	5,386 2,607 1,738	19,250 — —	— — —	7,988 7,651 4,718	207,624 175,458 171,456

W. Thomas Townsend Executive Vice President and Chief Credit Officer, Essex Bank(3)	2012 2011	184,000 180,000	— 20,200	— —	2,779 —	19,780 —	— —	9,160 8,299	215,719 208,499

(1)	Messrs. Smith and Oakey became executive officers in May 2010.
(2)	Mr. Cantrell became an executive officer in July 2012. He received a relocation bonus in the amount of $25,000 at that time.
(3)	Mr. Townsend joined the Company in January 2011. He received a signing bonus in the amount of $20,000 at that time.
(4)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock award or by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year for awards of restricted stock or stock options, as the case may be, granted to each of the named executive officers, in accordance with FASB ASC Topic 718. Pursuant to the rules of the Securities and Exchange Commission, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(5)	These amounts reflect pay-outs under the Company’s objectives-based incentive plan for 2012. Additional information on this plan is included in the “Compensation Program – Annual Incentives and Bonuses” section above.
(6)	Amounts for 2012 represent, for Mr. Thomas, a $9,638 change in value of his accumulated benefit in the supplemental executive retirement plan and a $53,325 change in value of his accumulated benefit in the pension plan. Additional information on these plans is included in the “Post-Employment Compensation” section below.
(7)	Amounts for 2012 represent, for Mr. Smith, $9,207 in 401(k) plan matching contributions, $6,420 in employer-paid healthcare and $1,872 for an automobile allowance, for Mr. Thomas, $6,162 in 401(k) plan matching contributions, $6,420 in employer-paid healthcare and $543 for an automobile allowance, for Mr. Cantrell, $6,383 in 401(k) plan matching contributions, $6,420 in employer-paid healthcare and $2,400 for an automobile allowance, for Mr. Oakey, $6,188 in 401(k) plan matching contributions and $1,800 in employer-paid healthcare and, for Mr. Townsend, $7,360 in 401(k) plan matching contributions and $1,800 in employer-paid healthcare.

Employment Agreements

The Company has an employment agreement with Bruce E. Thomas. The Company does not currently have employment agreements with any of its other executive officers.

The agreement with Bruce E. Thomas is effective as of May 31, 2008, which was the effective date of the merger of the Company and BOE Financial. Effective as of that date and pursuant to his employment agreement, Mr. Thomas serves as the Company’s Chief Financial Officer, at a salary determined by the Company’s Board of Directors. The term of the employment agreement is for three years after the merger date. On each anniversary of the merger date, upon the review and approval of the Board of Directors, the term of the agreement will be extended by an additional year unless the Company or Mr. Thomas gives written notice at least 30 days prior to an anniversary date that no further extensions should occur.

The employment agreement with Mr. Thomas imposes certain limitations on him, precluding him from soliciting the Company’s or the Bank’s employees and customers and, without the Company’s prior written consent, competing with the Company or the Bank by forming, serving as an organizer, director, officer or consultant to, or maintaining a more than one percent passive investment in a depository financial institution or holding company if such entity has one or more offices or branches located within a 10-mile radius of the headquarters or any branch banking office of the Company or the Bank. These limitations will be for a period of two years from the date on which Mr. Thomas ceases to be an employee of the Company except that, in the case of a termination without cause or for good reason following a change in control, the non-compete and customer solicitation restrictions will be in force for only one year.

Mr. Thomas’s employment agreement addresses termination of his employment under various termination scenarios. Information on these terms is provided in the “Post-Employment Compensation” section below.

Grants of Plan-Based Awards

The following table shows potential annual performance-based bonuses and awards of restricted stock and non-qualified stock options under the Company’s 2009 Stock Incentive Plan during the year ended December 31, 2012.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)(2)	Awards ($/Sh)	Awards ($)(3)
Smith	—	—	—	—	—	—	—	—
Thomas	1/19/2012	—	—	—	—	25,000	1.25	11,117
	—	8,750	17,500	26,250	—	—	—	—
Cantrell	1/19/2012	—	—	—	—	9,000	1.25	4,002
	—	8,500	17,000	25,500	—	—	—	—
	7/30/2012	—	—	—	—	11,000	1.97	8,563
Oakey	1/19/2012	—	—	—	—	25,000	1.25	11,117
	—	8,750	17,500	26,250	—	—	—	—
Townsend	1/19/2012	—	—	—	—	25,000	1.25	11,117
	—	9,200	18,400	27,600	—	—	—	—

(1)	For the 2012 year, the Company adopted an objectives-based incentive plan for the named executive officers that tied incentive payments to specific operating metrics of the Company. These metrics were net income, the percentage of non-performing assets to total loans plus other real estate owned for the Bank’s non-covered portfolio and a discretionary component, which were assigned weights of 50%, 40% and 10%, respectfully. The plan included threshold, target and maximum levels of performance for each metric and a corresponding payout, as a percentage of salary, to each of the named executive officers based on the achievement of such levels. The range of the payout is from 5.0% (threshold) to 15.0% (maximum) of salary for each of the named executive officers except for Mr. Smith. The ability of Mr. Smith to receive a cash bonus for 2012 was restricted by TARP regulations.
(2)	All option awards presented vest in four equal annual installments beginning on the first anniversary of the grant date.
(3)	The grant date fair value of these options awards reflects the full accounting expense, as of the grant date, that the Company recognized in 2012 and does not necessarily represent the value that will be realized by the executive officer upon vesting or exercise.

Outstanding Equity Awards

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

The following table shows outstanding stock awards and option awards held by the named executive officers as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Smith	5,000	15,000	(1)	—	2.78	5/20/2020	—	—
	50,000	—		—	1.25	10/20/2021	—	—
Thomas	2,005	—		—	4.36	10/23/2013	—	—
	2,755	—		—	5.01	11/18/2014	—	—
	10,000	10,000	(2)	—	2.78	5/20/2020	—	—
	25,000	—	(3)	—	1.25	1/19/2022	—	—
Cantrell	3,000	3,000	(2)	—	2.78	5/20/2020	—	—
	9,000	—	(3)	—	1.25	1/19/2022	—	—
	11,000	—	(4)	—	1.97	7/30/2022	—	—
Oakey	10,000	10,000	(2)	—	2.78	5/20/2020	—	—
	25,000	—	(3)	—	1.25	1/19/2022	—	—
Townsend	25,000	—	(3)	—	1.25	1/19/2022	—	—

(1)	The options were scheduled to vest in four equal annual installments beginning on May 20, 2011. Mr. Smith was the “most highly compensated employee” for the 2012 year under the rules and regulations of the EESA and the ARRA, and thus the option did not vest as contemplated by such rules and regulations in 2012.
(2)	The options vest in four equal annual installments beginning on May 20, 2011.

(3)	The options vest in four equal annual installments beginning on January 19, 2013.
(4)	The options vest in four equal annual installments beginning on July 30, 2013.

Option Exercises and Stock Vested

There were no exercises of stock options by any of the named executive officers during the year ended December 31, 2012. In addition, no restricted stock awards held by any such officers vested during the year ended December 31, 2012.

Post-Employment Compensation

Pension Plan

The Bank maintains a non-contributory defined benefit pension plan for all full-time employees who are 21 years of age or older and who have completed one year of eligibility service. The plan, which was a benefit available only to employees of the Bank prior to the merger, was frozen to new entrants prior to the merger of BOE Financial with and into the Company. Effective December 31, 2010, the Company froze the plan benefits for all participants in the pension plan.

Mr. Thomas is a participant in this plan. Benefits payable under the plan are based on years of credited service, average compensation over the highest consecutive five years, and the plan’s benefit formula (1.60% of average compensation times years of credited service up to 20 years, plus 0.75% of average compensation times years of credited service in excess of 20 years, plus 0.65% of average compensation in excess of Social Security Covered Compensation times years of credited service up to a maximum of 35 years). For 2012, the maximum allowable annual benefit payable by the plan at age 65 (the plan’s normal retirement age) was $200,000 and the maximum compensation covered by the plan was $250,000. Reduced early retirement benefits are payable on or after age 55 upon completion of 10 years of credited service. Amounts payable under the plan are not subject to reduction for Social Security benefits.

The following table provides the actuarial present value of each named executive officer’s total accumulated benefit under the pension plan as of December 31, 2012:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Smith	—	—	—	—
Thomas	Pension Plan	20	342,562	—
Cantrell	—	—	—	—
Oakey	—	—	—	—
Townsend	—	—	—	—

Supplemental Executive Retirement Plan

In 2006, the Bank adopted a non-tax qualified supplemental executive retirement plan (“SERP”) for certain executives to supplement the benefits that such executives can receive under the Bank’s other retirement programs and social security. Mr. Thomas is a participant in the SERP. Retirement benefits under the SERP vary by individual and are payable at age 65 for 15 years or life, whichever is longer. In the event of termination prior to age 65 (for reasons other than death, subsequent to a change of control or for cause), benefits still commence at age 65, but are substantially reduced. Benefits payable in the event of termination following a change of control or death commence upon termination or death, and are the approximate actuarial equivalent of the value of normal retirement benefits. No benefits are payable in the event that termination is for cause.

The following table provides specific information for each named executive officer for the non-tax qualified supplemental executive retirement plan as of December 31, 2012:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Fiscal Year End ($)(2)
Smith	—	—	—	—	—
Thomas	—	—	9,638	—	197,604
Cantrell	—	—	—	—	—
Oakey	—	—	—	—	—
Townsend	—	—	—	—	—

(1)	This amount is not included in the amounts reported in the salary column of the Summary Compensation Table for Mr. Thomas in the current or prior years.
(2)	Amount includes $127,652 related to the acceleration of change in control provisions in Mr. Thomas’s retirement plan in connection with the Company’s merger with BOE that was not recorded until 2010.

401(k) Employee Savings Plan

The Company sponsors a 401(k) plan for all of its eligible employees. The executive officers of the Company participate in the 401(k) plan on the same basis as all other eligible employees of the Company.

Agreements

The employment and change in control agreements that the Company has in place provide for the payment of severance and other benefits in the event of certain termination scenarios. The following summary of the contents of the agreements is based on the agreements prior to modification according to the executive compensation restrictions resulting from the Company’s participation in the TARP.

Employment Agreements

The Company has an employment agreement with Bruce E. Thomas.

The employment agreement that the Company has had in place with Mr. Thomas provides for the payment of severance and other benefits in the event of certain termination scenarios. The following summary of the contents of the agreement is based on the agreement prior to modification according to the executive compensation restrictions resulting from the Company’s participation in the TARP.

The employment agreement with Mr. Thomas provides for the payment of two months’ salary upon his death. In the case of termination by the Company without cause or by Mr. Thomas for good reason, the employment agreement requires that he receive his base salary and certain health benefits for

24 months following the date of termination. For the purposes of the employment agreement, good reason means the continued assignment to Mr. Thomas of duties inconsistent with his position as contemplated in the agreement, any action taken by the Company that results in a substantial reduction in his status, the relocation of him to any other primary place of employment that might require him to move his residence, which includes any reassignment to a place of employment located more than 35 miles from his initially assigned place of employment (which includes both Tappahannock and Richmond, Virginia) without his written consent, and any failure by the Company, or any successor following a change in control, to comply with the compensation and benefit requirements of the employment agreement. The agreement also provides that within two years following a change in control, if employment is terminated by the surviving corporation without cause or by Mr. Thomas for good reason within 120 days after the occurrence of good reason, he will be entitled to accrued obligations, a salary continuance benefit equal to 2.99 times his final compensation and health care continuance.

Change in Control Agreement

The Company has a change in control agreement with Jeffery R. Cantrell.

Mr. Cantrell entered into a change in control agreement with the Bank, effective as of July 30, 2012. In the event that a change in control occurs during Mr. Cantrell’s employment and, within the period beginning on the date of closing of the change in control and ending one year after, his employment with the Bank is terminated by the Bank without cause or by him for good reason, the Bank will owe him certain severance pay, benefits and vesting of stock awards. Mr. Cantrell’s change in control agreement provides for one times the sum of his annual base salary in effect on his termination of employment or the change in control date, whichever is greater.

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

The information below assumes that termination of employment occurred on December 31, 2012. See the “Compensation Discussion and Analysis” section above for a discussion of the potential impact of the Company’s participation in TARP and requirements of the ARRA on the compensation, benefits, and employment agreements for the named executive officers, which is not reflected in the calculations below.

Name	Benefit	Death or Disability ($)	Before Change in Control Termination Without Cause or for Good Reason ($)	After Change in Control Termination Without Cause or for Good Reason ($)
Rex L. Smith, III	Post-termination compensation	—	—	—
	Health care benefits continuation	—	—	—
	Total Value	—	—	—
Bruce E. Thomas	Post-termination compensation	35,000	350,000	523,250
	Health care benefits continuation	—	12,000	18,000
	Total Value	35,000	362,000	541,250
Jeffery R. Cantrell	Post-termination compensation	—	—	170,000
	Health care benefits continuation	—	—	—
	Total Value	—		170,000
John M. Oakey, III	Post-termination compensation	—	—	—
	Health care benefits continuation	—	—	—
	Total Value	—	—	—
W. Thomas Townsend	Post-termination compensation	—	—	—
	Health care benefits continuation	—	—	—
	Total Value	—	—	—

Director Compensation

The Company currently compensates its non-employee directors as follows:

•	Quarterly board retainer of $3,000 in value of shares of the Company’s common stock

•	Additional quarterly retainer for the Chairman of the Board of $2,500 in value of shares of the Company’s common stock

•	Additional retainer for each chairman of a Board committee of $1,250 in cash per quarter

•	Board meeting fees for the Chairman of the Board of $1,250 in cash per meeting

•	Board meeting fees for other non-employee directors of $950 in cash per meeting

•	Committee meeting fees of $450 in cash per meeting

The total compensation of the Company’s non-employee directors for the year ended December 31, 2012 is shown in the following table.

Name	Fees Earned or Paid in Cash ($)(3)	Stock Awards ($)(4)	Nonqualified Deferred Compensation Earnings ($)(5)	Total ($)
Richard F. Bozard	30,800	8,996	—	39,796
L. McCauley Chenault(1)	21,300	8,996	1,629	31,925
Alexander F. Dillard, Jr.	27,625	8,996	1,041	37,662
Glenn J. Dozier	37,250	8,996	—	46,246
P. Emerson Hughes, Jr.	21,925	8,996	1,924	32,845
Troy A. Peery, Jr.	25,575	8,996	—	34,571
Eugene S. Putnam, Jr.	26,525	8,996	—	35,521
S. Waite Rawls III	23,950	8,996	—	32,946
Rex L. Smith, III(2)	—	—	—	—
John C. Watkins	37,400	16,493	—	53,893
Robin Traywick Williams	39,575	8,996	—	48,571

(1)	Mr. Chenault served as a director until January 31, 2013.
(2)	Mr. Smith, as an employee of the Company, does not receive any compensation for his service as a director.
(3)	Amounts represent Board meeting fees and committee meeting fees.
(4)	Amounts represent retainers. Shares of common stock were issued to the directors following the date of the award. The date of each stock award, the number of shares in the award and the grant date fair value of the award is shown in the following table:

Name	Date of Award	Number of Shares	Grant Date Fair Value Per Share ($)
Richard F. Bozard	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
L. McCauley Chenault	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
Alexander F. Dillard, Jr.	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
Glenn J. Dozier	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
P. Emerson Hughes, Jr.	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
Troy A. Peery, Jr.	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
Eugene S. Putnam, Jr.	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
S. Waite Rawls III	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45
John C. Watkins	June 1, 2012	2,695	2.04
	September 1, 2012	2,281	2.41
	December 1, 2012	2,244	2.45
Robin Traywick Williams	June 1, 2012	1,470	2.04
	September 1, 2012	1,244	2.41
	December 1, 2012	1,224	2.45

(5)	Amounts relate to participation of directors that served as directors of BOE Financial, prior to its merger with the Company in the Directors’ Supplemental Retirement Plan and reflect changes in the value of each director’s interest in the plan during 2012. BOE Financial established the Directors’ Supplemental Retirement Plan for its non-employee directors in 2006. The Directors’ Supplemental Retirement Plan is designed to retain the future services of directors. This plan provides for a benefit upon the later of October 1, 2010 or retirement from service on the Board at the normal retirement age of 75. Benefits under this plan are payable at retirement for a period of 10 years. The Directors’ Supplemental Retirement Plan also contains provisions for change of control, as defined in the plan, which allow the directors to retain benefits under the plan in the event of a termination of service subsequent to a change of control, other than for cause. The Company assumed this plan in connection with its merger with BOE Financial.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of April 17, 2013, for each director, each of the individuals named in the Summary Compensation Table in the “Executive Compensation” section in Item 11 above (who are referred to as the named executive officers) and the Company’s current directors and executive officers as a group.

Name	Shares of Common Stock(2)	Option Shares(3)	Total Shares of Common Stock Beneficially Owned	Percent of Class
NAMED EXECUTIVE OFFICERS
Rex L. Smith, III (1)	8,500	55,000	63,500	*
Bruce E. Thomas	4,808	26,010	30,818	*
Jeffery R. Cantrell	0	6,750	6,750
John M. Oakey, III	17,000	21,250	38,250	*
W. Thomas Townsend	14,766	6,250	21,016	*

DIRECTORS
Richard F. Bozard	69,685	—	69,685	*
Alexander F. Dillard, Jr.	169,737	1,003	170,740	*
Glenn J. Dozier	71,948	—	71,948	*
P. Emerson Hughes, Jr.	69,671	860	70,531	*
Troy A. Peery, Jr.	59,452	10,650	70,102	*
Eugene S. Putnam, Jr.	63,416	—	63,416	*
S. Waite Rawls III	24,488	—	24,488	*
John C. Watkins	73,356	4,970	78,326	*
Robin Traywick Williams	42,854	4,402	47,256	*

All current directors and executive officers as a group (15 persons)	705,408	158,120	863,528	4.0

*	Less than one percent of class, based on the total number of shares of common stock outstanding on April 17, 2013.
(1)	Mr. Smith is also a director.
(2)	Amounts include shares of common stock that the individual owns directly or indirectly through affiliated corporations, close relatives, and dependent children or as custodians or trustees.
(3)	Amounts reflect shares of common stock that could be acquired through the exercise of stock options within 60 days after April 17, 2013.

Principal Stockholders

The following table contains information regarding the persons or groups that the Company knows to beneficially own more than five percent of the Company’s common stock as of April 17, 2013.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class
Wellington Management Company, LLP(1) 280 Congress Street Boston, Massachusetts 02210	1,986,296	9.2
Weiss Multi-Strategy Advisers LLC(2) George A. Weiss Frederick E. Doucette III One State Street, 20th Floor Hartford, Connecticut 06103	1,487,156	6.9
Kendall Square Capital, LLC(3) Kendall Square QP, LP Jason F. Harris 235 Montgomery Street, Suite 1010 San Francisco, California 94104	1,107,096	5.1

(1)	Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2012. The Schedule 13G/A reports that, as of December 31, 2011, Wellington Management Company, LLP, in its capacity as an investment adviser, has shared voting power and dispositive power with respect to 1,986,296 shares of common stock. The number of shares beneficially owned has been confirmed in subsequent Schedule 13F filings.
(2)	Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2013. The Schedule 13G/A reports that, as of December 31, 2012, each of Weiss Multi-Strategy Advisers LLC, in its capacity as an investment adviser, George A. Weiss and Frederick E. Doucette III has shared voting power and dispositive power with respect to 1,487,156 shares of common stock.
(3)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2013. The Schedule 13G reports that, as of January 30, 2013, each of Kendall Square Capital, LLC and Jason F. Harris has shared voting power and dispositive power with respect to 1,107,096 shares of common stock and Kendall Square QP, LP has shared voting power and dispositive power with respect to 1,004,123 shares of common stock. Kendall Square Capital, LLC, an investment adviser, serves as the general partner of Kendall Square QP, LP and an additional fund, and Mr. Harris is its managing member.

Equity Compensation Plan Information

The following table provides information about common stock that may be issued upon the exercise of options, warrants and rights under equity compensation plans as of December 31, 2012.

Prior to the mergers with the Company, both TransCommunity Financial and BOE Financial maintained equity compensation plans as incentives for certain officers and directors. In the mergers, the Company adopted all awards that were outstanding under such plans, but terminated certain provisions of them so that no further awards will be made under the plans. In 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders
Plans of Predecessor Companies(1)	91,078	$5.36	—
2009 Stock Incentive Plan	412,000	$1.74	2,238,000

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	503,078	$2.40	2,238,000

(1)	Includes the following equity compensation plans that were approved by stockholders of TransCommunity Financial or BOE Financial, as the case may be, and adopted by the Company in the mergers: the TransCommunity Financial Corporation 2001 Stock Option Plan, the TransCommunity Financial Corporation 2007 Equity Compensation Plan, the BOE Financial Services of Virginia, Inc. Stock Incentive Plan and the BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors. Certain provisions of these plans were terminated so that no further awards will be made under them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Some of the Company’s directors and executive officers are at present, as in the past, its banking customers. As such, the Company, through its banking subsidiary, has had, and expects to have in the future, banking transactions with directors, officers, principal stockholders and their associates. All loans and commitments to lend to such parties have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time with other persons not related to the Company or the Bank. These transactions do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate outstanding balance of loans to such parties at December 31, 2012 was $3.1 million.

The Company has not adopted a formal policy that covers the review and approval of related person transactions by its Board of Directors that is separate from the Code of Business Conduct and Ethics, which applies to directors, officers and all employees of the Company and its subsidiaries. The Board reviews all proposed related party transactions for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Those directors that are involved in a proposed related party transaction are excused from the Board and/or committee meeting during the discussion and vote with respect to the proposal.

Director Independence

The Company’s Board of Directors has determined that nine of its 10 members are independent as defined by the listing standards of the Nasdaq Stock Market, including the following: Richard F. Bozard, Alexander F. Dillard, Jr., Glenn J. Dozier, P. Emerson Hughes, Jr., Troy A. Peery, Jr., Eugene S. Putnam, Jr., S. Waite Rawls III, John C. Watkins and Robin Traywick Williams. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

L. McCauley Chenault, who served as a director during all of 2012, was also determined to be independent during 2012.

In making this independence determination, the Board of Directors considered certain relationships between the Bank and certain of its directors, such as the provision of legal services from time to time by law firms with which Messrs. Chenault and Dillard are affiliated, to determine whether such director was independent under the Nasdaq Stock Market’s listing standards. The aggregate amount that the Bank paid to these firms combined in 2012 was less than $2,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

The following table presents fees billed to the Company by its principal accountant, Elliott Davis, LLC, for the years ended December 31, 2012 and December 31, 2011:

	2012	2011
Audit Fees	$236,000	$246,500
Audit-Related Fees	$51,338	$87,448
Tax Fees	$25,000	$26,065
All Other Fees	—	—

Audit Fees for 2012 and 2011 consisted primarily of fees billed for the audit of the Company’s annual consolidated financial statements and for reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees for 2012 and 2011 consisted primarily of fees billed for services rendered in connection with the audit of management’s assessment of internal control over financial reporting, consulting regarding various issues and the audit of the Bank’s employee benefit plans.

Tax Fees for 2012 and 2011 included fees for the preparation of federal tax forms, tax planning and various other tax-related items.

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

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

Date: April 30, 2013	By:	/s/ John M. Oakey, III
John M. Oakey, III
Executive Vice President, General Counsel and Secretary