Form 10-Q
period 2013-03-31
Community Bankers Trust Corp
filed 2013-05-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At March 31, 2013, there were 21,682,962 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

(dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,477	$12,502
Interest bearing bank deposits	13,591	11,635

Total cash and cash equivalents	24,068	24,137

Securities available for sale, at fair value	274,090	309,078
Securities held to maturity, at cost (fair value of $41,322 and $45,228, respectively)	38,677	42,283
Equity securities, restricted, at cost	7,198	7,405

Total securities	319,965	358,766

Loans held for sale	1,145	1,266

Loans not covered by FDIC shared loss agreements	579,807	575,482
Loans covered by FDIC shared loss agreements	82,364	84,637

Total loans	662,171	660,119
Allowance for loan losses (non-covered loans of $12,258 and $12,920, respectively; covered loans of $484 and $484, respectively)	(12,742)	(13,404)

Net loans	649,429	646,715

FDIC indemnification asset	31,517	33,837
Bank premises and equipment, net	33,237	33,638
Other real estate owned, covered by FDIC shared loss agreements	2,483	3,370
Other real estate owned, non-covered	9,712	10,793
Bank owned life insurance	20,274	15,146
FDIC receivable under shared loss agreements	750	895
Core deposit intangibles, net	9,731	10,297
Other assets	14,790	14,428

Total assets	$1,117,101	$1,153,288

LIABILITIES
Deposits:
Noninterest bearing	$81,330	$77,978
Interest bearing	860,728	896,340

Total deposits	942,058	974,318

Federal funds purchased	992	5,412
Federal Home Loan Bank advances	49,654	49,828
Trust preferred capital notes	4,124	4,124
Other liabilities	3,938	4,289

Total liabilities	1,000,766	1,037,971

Commitment and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(176)	(234)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,682,962 and 21,670,212 shares issued and outstanding, respectively)	218	217
Additional paid in capital	144,463	144,398
Retained deficit	(49,564)	(50,609)
Accumulated other comprehensive income	2,677	2,828

Total stockholders’ equity	116,335	115,317

Total liabilities and stockholders’ equity	$1,117,101	$1,153,288

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2013	March 31, 2012
Interest and dividend income
Interest and fees on non-covered loans	$7,511	$7,687
Interest and fees on FDIC covered loans	2,659	3,914
Interest on federal funds sold	2	1
Interest on deposits in other banks	8	12
Interest and dividends on securities
Taxable	1,838	2,077
Nontaxable	148	118

Total interest and dividend income	12,166	13,809
Interest expense
Interest on deposits	1,701	2,353
Interest on federal funds purchased	1	—
Interest on other borrowed funds	192	359

Total interest expense	1,894	2,712

Net interest income	10,272	11,097
Provision for loan losses	—	250

Net interest income after provision for loan losses	10,272	10,847

Noninterest income
Service charges on deposit accounts	663	617
Gain (loss) on securities transactions, net	278	(116)
Loss on sale of other real estate, net	(630)	(177)
Other	419	501

Total noninterest income	730	825

Noninterest expense
Salaries and employee benefits	3,993	4,238
Occupancy expenses	663	631
Equipment expenses	267	295
Legal fees	13	24
Professional fees	50	85
FDIC assessment	167	584
Data processing fees	537	517
FDIC indemnification asset amortization	1,501	1,882
Amortization of intangibles	565	565
Other operating expenses	1,359	1,471

Total noninterest expense	9,115	10,292

Income before income taxes	1,887	1,380
Income tax expense	563	390

Net income	1,324	990
Dividends paid on preferred stock	221	221
Accretion of discount on preferred stock	58	55

Net income available to common stockholders	$1,045	$714

Net income per share — basic	$0.05	$0.03

Net income per share — diluted	$0.05	$0.03

Weighted average number of shares outstanding
basic	21,682	21,631
diluted	21,839	21,642

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(dollars in thousands)

	Three months ended
	March 31, 2013	March 31, 2012
Net income	$1,324	$990

Other comprehensive income:
Change in unrealized gain (loss) in investment securities	49	(938)
Tax related to unrealized (gain) loss in investment securities	(17)	319
Reclassification adjustment for realized (gain) loss in securities sold	(278)	116
Tax related to realized gain (loss) in securities sold	95	(40)

Total other comprehensive loss	(151)	(543)

Total comprehensive income	$1,173	$447

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total
Balance January 1, 2012	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	55	—	—	—	(55)	—	—
Dividends paid on preferred stock							(221)		(221)
Issuance of stock options	—	—	—	—	—	16	—	—	16
Net income	—	—	—	—	—	—	990	—	990
Other comprehensive loss	—	—	—	—	—	—	—	(543)	(543)

Balance March 31, 2012	$17,680	$1,037	$(399)	21,628	$216	$144,259	$(53,047)	$1,676	$111,422

Balance January 1, 2013	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	58	—	—	—	(58)	—	—
Issuance of common stock	—	—	—	13	1	35	—	—	36
Dividends paid on preferred stock	—	—	—	—	—	—	(221)	—	(221)
Issuance of stock options	—	—	—	—	—	30	—	—	30
Net income	—	—	—	—	—	—	1,324	—	1,324
Other comprehensive loss	—	—	—	—	—	—	—	(151)	(151)

Balance March 31, 2013	$17,680	$1,037	$(176)	21,683	$218	$144,463	$(49,564)	$2,677	$116,335

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(dollars in thousands)

	March 31, 2013	March 31, 2012
Operating activities:
Net income	$1,324	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	973	1,009
Issuance of common stock and stock options	66	16
Provision for loan losses	—	250
Amortization of purchased loan premium	306	384
Provision for deferred income taxes	563	390
Amortization of security premiums and accretion of discounts, net	1,041	793
Net (gain) loss on sale of securities	(278)	116
Net loss on sale and valuation of other real estate	630	177
Changes in assets and liabilities:
Decrease in loans held for sale	121	231
Decrease in other assets	1,489	2,998
Decrease in accrued expenses and other liabilities	(351)	(626)

Net cash provided by operating activities	5,884	6,728

Investing activities:
Proceeds from available for sale securities	73,068	34,320
Proceeds from held to maturity securities	3,526	5,171
Proceeds from equity securities	254	—
Purchase of available for sale securities	(38,990)	(38,464)
Purchase of equity securities	(47)	(67)
Proceeds from sale of other real estate	2,279	3,354
Improvements and additions of other real estate, net of insurance proceeds	(185)	10
Net increase in loans	(4,022)	(7,668)
Principal recoveries of loans previously charged off	246	417
Purchase of premises and equipment, net	(7)	(113)
Purchase of bank owned life insurance investment	(5,000)	—

Net cash provided by (used in) investing activities	31,122	(3,040)

Financing activities:
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(32,260)	10,566
Net change in federal funds purchased	(4,420)	—
Net decrease in Federal Home Loan Bank borrowings	(174)	—
Cash dividends paid	(221)	(221)

Net cash (used in) provided by financing activities	(37,075)	10,345

Net (decrease) increase in cash and cash equivalents	(69)	14,033

Cash and cash equivalents:
Beginning of the period	$24,137	$21,751

End of the period	$24,068	$35,784

	March 31, 2013	March 31, 2012
Supplemental disclosures of cash flow information:
Interest paid	$1,996	$3,055
Transfers of OREO property	756	4,196

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates two loan production offices.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2013, changes in stockholders’ equity and cash flows for the three months ended March 31, 2013, and the income statement and statement of other comprehensive income for the three months ended March 31, 2013. Results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is already required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items, which are not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

	March 31, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$121,353	$429	$(427)	$121,355
U.S. Gov’t sponsored agencies	—	—	—	—
State, county and municipal	117,964	5,621	(526)	123,059
Corporate and other bonds	5,453	74	(8)	5,519
Mortgage backed – U.S. Gov’t agencies	10,996	276	—	11,272
Mortgage backed – U.S. Gov’t sponsored agencies	12,634	293	(42)	12,885

Total Securities Available for Sale	$268,400	$6,693	$(1,003)	$274,090

Securities Held to Maturity
State, county and municipal	$11,819	$1,046	$—	$12,865
Mortgage backed – U.S. Gov’t agencies	8,360	563	—	8,923
Mortgage backed – U.S. Gov’t sponsored agencies	18,498	1,036	—	19,534

Total Securities Held to Maturity	$38,677	$2,645	$—	$41,322

	December 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,480	$362	$(565)	$153,277
U.S. Gov’t sponsored agencies	500	3	—	503
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other bonds	7,530	96	(8)	7,618
Mortgage backed – U.S. Gov’t agencies	15,192	378	(10)	15,560
Mortgage backed – U.S. Gov’t sponsored agencies	14,349	258	(83)	14,524

Total Securities Available for Sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed – U.S. Gov’t agencies	9,112	615	—	9,727
Mortgage backed – U.S. Gov’t sponsored agencies	21,346	1,188	—	22,534

Total Securities Held to Maturity	$42,283	$2,945	$—	$45,228

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,034	$4,146	$25,831	$26,037
Due after one year through five years	30,207	32,196	41,017	41,708
Due after five years through ten years	4,436	4,980	116,796	121,480
Due after ten years	—	—	84,756	84,865

Total securities	$38,677	$41,322	$268,400	$274,090

Gains and losses on the sale of securities are recorded on the settlement date and are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Gross realized gains	$321	$38
Gross realized losses	(43)	(154)

Net securities gains	$278	$(116)

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for each of the three months ended March 31, 2013 and 2012.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$78,555	$(427)	$—	$—	$78,555	$(427)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	25,671	(523)	262	(3)	25,933	(526)
Corporate and other bonds	986	(8)	—	—	986	(8)
Mortgage backed – U.S. Gov’t agencies	—	—	—	—	—	—
Mortgage backed – U.S. Gov’t sponsored agencies	2,605	(42)	—	—	2,605	(42)

Total	$107,817	$(1,000)	$262	$(3)	$108,079	$(1,003)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$70,561	$(565)	$—	$—	$70,561	$(565)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	17,404	(271)	—	—	17,404	(271)
Corporate and other bonds	1,485	(8)	—	—	1,485	(8)
Mortgage backed – U.S. Gov’t agencies	1,688	(10)	—	—	1,688	(10)
Mortgage backed – U.S. Gov’t sponsored agencies	4,779	(83)	—	—	4,779	(83)

Total	$95,917	$(937)	$—	$—	$95,917	$(937)

The unrealized losses in the investment portfolio at March 31, 2013 and December 31, 2012 are generally a result of market fluctuations that occur daily. The unrealized losses are from 80 securities at March 31, 2013. Of those, 79 are investment grade, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Investment grade corporate obligations comprise the remaining one security with unrealized losses at March 31, 2013. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $105.8 million and $111.7 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure deposits and for other purposes required or permitted by law. At each of March 31, 2013 and December 31, 2012, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

3.	LOANS NOT COVERED BY FDIC SHARED LOSS AGREEMENT (NON-COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company’s non-covered loans at March 31, 2013 and December 31, 2012 were comprised of the following (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$137,302	23.68%	$135,420	23.53%
Commercial	239,794	41.35	246,521	42.82
Construction and land development	60,565	10.44	61,127	10.62
Second mortgages	7,326	1.26	7,230	1.26
Multifamily	36,344	6.27	28,683	4.98
Agriculture	9,616	1.66	10,359	1.80

Total real estate loans	490,947	84.66	489,340	85.01
Commercial loans	80,942	13.96	77,835	13.52
Consumer installment loans	6,523	1.12	6,929	1.20
All other loans	1,524	0.26	1,526	0.27

Gross loans	579,936	100.00%	575,630	100.00%

Less unearned income on loans	(129)		(148)

Non-covered loans, net of unearned income	$579,807		$575,482

The Company held $40.7 million and $40.9 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2013 and December 31, 2012, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $3.2 million and $3.4 million at March 31, 2013 and December 31, 2012, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield using the interest method.

At March 31, 2013 and December 31, 2012, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with FASB ASC 310.

At March 31, 2013 and December 31, 2012, a portion of the construction and land development loans presented above contained interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

There were no significant amounts of interest reserves recognized as interest income on construction loans with interest reserves for each of the three months ended March 31, 2013 and 2012. Nonperforming construction loans with interest reserves were $4.1 million and $4.8 million at March 31, 2013 and December 31, 2012, respectively.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, estimated interest income of $350,000 and $540,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of March 31, 2013 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance

With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,212	$4,466	$974
Commercial	1,269	1,344	311
Construction and land development	5,473	6,790	696
Second mortgages	172	218	31
Multifamily	—	—	—
Agriculture	6	159	1

Total real estate loans	11,132	12,977	2,013
Commercial loans	285	1,096	72
Consumer installment loans	85	86	19
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	11,502	14,159	2,104

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	2,799	2,870	—
Commercial	2,584	2,814	—
Construction and land development	3,665	5,702	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	228	233	—

Total real estate loans	9,276	11,619	—
Commercial loans	—	—	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without valuation allowance	9,285	11,628	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	7,011	7,336	974
Commercial	3,853	4,158	311
Construction and land development	9,138	12,492	696
Second mortgages	172	218	31
Multifamily	—	—	—
Agriculture	234	392	1

Total real estate loans	20,408	24,596	2,013
Commercial loans	285	1,096	72
Consumer installment loans	94	95	19
All other loans	—	—	—

Total impaired loans	$20,787	$25,787	$2,104

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,838	$4,021	$897
Commercial	2,741	2,827	725
Construction and land development	7,412	10,355	850
Second mortgages	124	170	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	14,365	17,953	2,514
Commercial loans	509	582	121
Consumer installment loans	78	79	21
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	14,952	18,614	2,656

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,702	3,094	—
Commercial	3,076	3,281	—
Construction and land development	1,578	1,961	—
Second mortgages	48	48	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	7,404	8,384	—
Commercial loans	—	183	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without valuation allowance	7,413	8,576	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	6,540	7,115	897
Commercial	5,817	6,108	725
Construction and land development	8,990	12,316	850
Second mortgages	172	218	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	21,769	26,337	2,514
Commercial loans	509	765	121
Consumer installment loans	87	88	21
All other loans	—	—	—

Total impaired loans	$22,365	$27,190	$2,656

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes average recorded investment of impaired loans as of March 31, 2013 and March 31, 2012 (dollars in thousands):

	Three months ended
	March 31, 2013	March 31, 2012
	Average Recorded Investment	Average Recorded Investment

Mortgage loans on real estate:
Residential 1-4 family	$6,775	$6,813
Commercial	4,835	13,723
Construction and land development	9,064	11,797
Second mortgages	172	218
Multifamily	—	—
Agriculture	242	54

Total real estate loans	21,088	32,605
Commercial loans	397	964
Consumer installment loans	91	140
All other loans	—	15

Total impaired loans	$21,576	$33,724

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the three months ended March 31, 2013 and 2012. No significant amounts of interest income were recognized on accruing impaired loans for each of the three months ended March 31, 2013 and 2012.

The following table presents non-covered nonaccruals by loan category as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$5,717	$5,562
Commercial	3,853	5,818
Construction and land development	8,772	8,815
Second mortgages	141	141
Multifamily	—	—
Agriculture	234	250

Total real estate loans	18,717	20,586
Commercial loans	161	385
Consumer installment loans	85	77
All other loans	—	—

Total loans	$18,963	$21,048

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Troubled debt restructures, special mention, some substandard, and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2013 and December 31, 2012, is set forth in the table below (dollars in thousands):

	March 31, 2013	December 31, 2012
Nonaccruals	$18,963	$21,048
Troubled debt restructure and still accruing	947	847
Special mention	296	299
Substandard and still accruing	581	171
Doubtful and still accruing	—	—

Total impaired	$20,787	$22,365

The following tables present an age analysis of past due status of non-covered loans by category as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,329	$5,952	$7,281	$130,021	$137,302	$235
Commercial	125	3,853	3,978	235,816	239,794	—
Construction and land development	318	9,002	9,320	51,245	60,565	230
Second mortgages	31	141	172	7,154	7,326	—
Multifamily	—	—	—	36,344	36,344	—
Agriculture	—	234	234	9,382	9,616	—

Total real estate loans	1,803	19,182	20,985	469,962	490,947	465
Commercial loans	1,670	161	1,831	79,111	80,942	—
Consumer installment loans	15	85	100	6,423	6,523	—
All other loans	—	—	—	1,524	1,524	—

Total loans	$3,488	$19,428	$22,916	$557,020	$579,936	$465

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,433	$5,797	$7,230	$128,190	$135,420	$235
Commercial	—	5,818	5,818	240,703	246,521	—
Construction and land development	298	9,089	9,387	51,740	61,127	274
Second mortgages	—	141	141	7,089	7,230	—
Multifamily	—	—	—	28,683	28,683	—
Agriculture	—	250	250	10,109	10,359	—

Total real estate loans	1,731	21,095	22,826	466,514	489,340	509
Commercial loans	85	385	470	77,365	77,835	—
Consumer installment loans	40	77	117	6,812	6,929	—
All other loans	—	—	—	1,526	1,526	—

Total loans	$1,856	$21,557	$23,413	$552,217	$575,630	$509

Activity in the allowance for loan losses on non-covered loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was comprised of the following (dollars in thousands):

	December 31, 2012	Provision Allocation	Charge offs	Recoveries	March 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$11	$(34)	$46	$4,008
Commercial	2,482	506	(579)	5	2,414
Construction and land development	3,773	(565)	—	149	3,357
Second mortgages	142	(41)	—	4	105
Multifamily	303	13	—	—	316
Agriculture	61	1	—	—	62

Total real estate loans	10,746	(75)	(613)	204	10,262
Commercial loans	1,961	86	(252)	21	1,816
Consumer installment loans	195	(21)	(43)	21	152
All other loans	18	10	—	—	28

Total loans	$12,920	$—	$(908)	$246	$12,258

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,283	$(1,786)	$37	$3,985
Commercial	3,048	15	(654)	73	2,482
Construction and land development	5,729	(1,539)	(2,058)	1,641	3,773
Second mortgages	296	(165)	(45)	56	142
Multifamily	224	79	—	—	303
Agriculture	25	75	(39)	—	61

Total real estate loans	12,773	748	(4,582)	1,807	10,746
Commercial loans	1,810	604	(695)	242	1,961
Consumer installment loans	241	91	(220)	83	195
All other loans	11	7	—	—	18

Total loans	$14,835	$1,450	$(5,497)	$2,132	$12,920

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,047	$2,961	$4,008	$9,968	$127,334	$137,302
Commercial	423	1,991	2,414	13,056	226,738	239,794
Construction and land development	1,056	2,301	3,357	14,034	46,531	60,565
Second mortgages	37	68	105	233	7,093	7,326
Multifamily	—	316	316	—	36,344	36,344
Agriculture	1	61	62	233	9,383	9,616

Total real estate loans	2,564	7,698	10,262	37,524	453,423	490,947
Commercial loans	76	1,740	1,816	379	80,563	80,942
Consumer installment loans	21	131	152	101	6,422	6,523
All other loans	—	28	28	—	1,524	1,524

Total loans	$2,661	$9,597	$12,258	$38,004	$541,932	$579,936

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,003	$2,982	$3,985	$10,340	$125,080	$135,420
Commercial	864	1,618	2,482	15,636	230,885	246,521
Construction and land development	1,306	2,467	3,773	14,173	46,954	61,127
Second mortgages	29	113	142	234	6,996	7,230
Multifamily	—	303	303	—	28,683	28,683
Agriculture	21	40	61	250	10,109	10,359

Total real estate loans	3,223	7,523	10,746	40,633	448,707	489,340
Commercial loans	125	1,836	1,961	605	77,230	77,835
Consumer installment loans	22	173	195	92	6,837	6,929
All other loans	—	18	18	—	1,526	1,526

Total loans	$3,370	$9,550	$12,920	$41,330	$534,300	$575,630

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans total $17.2 million and $19.0 million at March 31, 2013 and December 31, 2012, respectively. The allowance for loans losses allocated to these loans is $557,000 and $714,000 at March 31, 2013 and December 31, 2012, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $40.7 million and $40.9 million at March 31, 2013 and December 31, 2012, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$121,260	$6,493	$9,549	$—	$137,302
Commercial	203,087	23,651	12,900	156	239,794
Construction and land development	36,924	9,779	13,862	—	60,565
Second mortgages	6,756	337	233	—	7,326
Multifamily	35,777	567	—	—	36,344
Agriculture	9,382	—	234	—	9,616

Total real estate loans	413,186	40,827	36,778	156	490,947
Commercial loans	79,657	1,030	255	—	80,942
Consumer installment loans	6,199	223	101	—	6,523
All other loans	1,524	—	—	—	1,524

Total loans	$500,566	$42,080	$37,134	$156	$579,936

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,931	$6,496	$9,993	$—	$135,420
Commercial	209,347	21,540	15,478	156	246,521
Construction and land development	36,261	10,954	13,912	—	61,127
Second mortgages	6,519	477	234	—	7,230
Multifamily	27,514	1,169	—	—	28,683
Agriculture	10,109	—	250	—	10,359

Total real estate loans	408,681	40,636	39,867	156	489,340
Commercial loans	76,148	1,205	482	—	77,835
Consumer installment loans	6,617	220	92	—	6,929
All other loans	1,526	—	—	—	1,526

Total loans	$492,972	$42,061	$40,441	$156	$575,630

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. No loans were modified during either of the three months ended March 31, 2013 and March 31, 2012 that were considered to be TDRs.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that resulted in default during the three months ended March 31, 2013 that had been restructured during the previous 12 months. The following table presents information relating to TDRs that resulted in default during the three months ended March 31, 2012 (dollars in thousands):

	Three months ended March 31, 2012
	Number of Contracts	Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	1	$100
Construction and land development	1	54

Total real estate loans	2	154

Total loans	2	$154

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At March 31, 2013, the Company had 1-4 family mortgages in the amount of $150.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $95.2 million.

4.	LOANS COVERED BY FDIC SHARED LOSS AGREEMENT (COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits and certain other liabilities and acquire substantially all assets of Suburban Federal Savings Bank (SFSB). The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012, the outstanding contractual balance of the covered loans was $133.2 million and $137.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$72,310	87.79%	$74,046	87,47%
Commercial	1,941	2.36	1,986	2.35
Construction and land development	2,979	3.62	3,264	3.86
Second mortgages	4,696	5.70	4,864	5.75
Multifamily	266	0.32	304	0.36
Agriculture	171	0.20	172	0.20

Total real estate loans	82,363	99.99	84,636	99.99
Commercial loans	—	—	—	—
Consumer installment loans	1	0.01	1	0.01
All other loans	—	—	—	—

Total covered loans	$82,364	100.00%	$84,637	100.00%

Activity in the allowance for loan losses on covered loans for the three months ended March 31, 2013 and the year ended December 31, 2012 was comprised of the following (dollars in thousands):

	December 31, 2012	Provision Allocation	Charge offs	Recoveries	March 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$252	$—	$—	$—	$252
Commercial	232	—	—	—	232

Total real estate loans	484	—	—	—	484

Total covered loans	$484	$—	$—	$—	$484

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(218)	$(12)	$9	$252
Commercial	303	(71)	—	—	232
Construction and land development	—	4	(22)	18	—
Multifamily	—	35	(315)	280	—

Total real estate loans	776	(250)	(349)	307	484

Total covered loans	$776	$(250)	$(349)	$307	$484

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$252	$72,310	$252	$74,046
Commercial	232	1,941	232	1,986
Construction and land development	—	2,979	—	3,264
Second mortgages	—	4,696	—	4,864
Multifamily	—	266	—	304
Agriculture	—	171	—	172

Total real estate loans	484	82,363	484	84,636
Commercial loans	—	—	—	—
Consumer installment loans	—	1	—	1
All other loans	—	—	—	—

Total covered loans	$484	$82,364	$484	$84,637

The change in the accretable yield balance for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

Balance, January 1, 2012	$56,310
Accretion	(14,105)
Reclassification from nonaccretable Yield	11,939

Balance, December 31, 2012	54,144
Accretion	(2,655)
Reclassification to nonaccretable Yield	(361)

Balance, March 31, 2013	$51,128

The covered loans are not classified as nonperforming assets as of March 31, 2013, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The Company is accounting for the shared loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared loss agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

As discussed above, the shared loss agreement for assets other than single family one-to-four residential mortgage assets expires January 2014. The portion of the FDIC indemnification asset related to those assets was $1.1 million at March 31, 2013, of which $304,000 represents estimated losses to be reimbursed by the FDIC.

The following table presents the balances of the FDIC indemnification asset at March 31, 2013 and December 31, 2012 (dollars in thousands):

		FDIC Indemnification Asset
	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium at Present Value	FDIC Indemnification Asset Total
January 1, 2012	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	622	497		497
Decreases:
Net amortization of premium			(6,936)	(6,936)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(1,321)	(1,057)		(1,057)
OREO sales	(1,140)	(912)		(912)
Reimbursements requested from FDIC	(495)	(396)		(396)
Reforecasted Change in Anticipated Expected Losses	(3,174)	(2,539)	2,539	—

December 31, 2012	$23,205	$18,564	$15,273	$33,837
Increases:
Writedown of OREO property to FMV	38	30		30
Decreases:
Net amortization of premium			(1,501)	(1,501)
Reclassifications to FDIC receivable:
Net loan charge offs and recoveries	(450)	(360)		(360)
OREO sales	(506)	(405)		(405)
Reimbursements requested from FDIC	(105)	(84)		(84)
Reforecasted Change in Anticipated Expected Losses	(1,054)	(843)	843	—

March 31, 2013	$21,128	$16,902	$14,615	31,517

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

6.	OTHER INTANGIBLES

Core deposit intangible assets are amortized over the period of expected benefit, ranging from 2.6 to 9 years. Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and will be amortized over approximately 9 years. The Company estimates that it will recognize $2.3 million of amortization expense in each of the next five years.

Other intangible assets are presented in the following table (dollars in thousands):

	March 31, 2013	December 31, 2012

Core deposit intangible	$20,290	$20,290
Accumulated amortization	(10,559)	(9,993)

Balance	$9,731	$10,297

7.	DEPOSITS

The following table provides interest bearing deposit information, by type, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
NOW	$126,784	$142,923
MMDA	112,473	113,171
Savings	79,988	77,506
Time deposits less than $100,000	284,936	287,422
Time deposits $100,000 and over	256,547	275,318

Total interest bearing deposits	$860,728	$896,340

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present activity in accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (dollars in thousands, net of tax):

	Three months ended March 31, 2013
	Unrealized Gain/(Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,866	$(1,038)	$2,828
Other comprehensive income before reclassifications	32	—	32
Amounts reclassified from accumulated other comprehensive income	(183)	—	(183)

Net current period other comprehensive loss	(151)	—	(151)

Ending balance	$3,715	$(1,038)	$2,677

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Three months ended March 31, 2012
	Unrealized Gain/(Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,257	$(1,038)	$2,219
Other comprehensive income before reclassifications	(619)	—	(619)
Amounts reclassified from accumulated other comprehensive income	76	—	76

Net current period other comprehensive loss	(543)	—	(543)

Ending balance	$2,714	$(1,038)	$1,676

The following table presents the effects of reclassifications out of accumulated other comprehensive income on line items of consolidated income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	March 31, 2013	March 31, 2012
Unrealized gain (loss) on securities available for sale	$(278)	$116	Gain (loss) on securities transactions, net
	95	(40)	Tax expense

	$(183)	$76	Net of tax

9.	FAIR VALUES OF ASSETS AND LIABILITIES

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that prioritizes the valuation inputs into three broad levels. The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2013.

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

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$121,355	$121,355	$—	$—
U.S. Gov’t sponsored agencies	—	—	—	—
State, county, and municipal	123,059	2,602	120,457	—
Corporate and other bonds	5,519	—	5,519	—
Mortgage backed – U.S. Gov’t agencies	11,272	—	11,272	—
Mortgage backed – U.S. Gov’t sponsored agencies	12,885	—	12,885	—

Total investment securities available for sale	274,090	123,957	150,133	—
Loans held for resale	1,145	—	1,145	—

Total assets at fair value	$275,235	$123,957	$151,278	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,277	$153,277	$—	$—
U.S. Gov’t sponsored agencies	503	—	503	—
State, county and municipal	117,596	6,742	110,854	—
Corporate and other bonds	7,618	1,009	6,609	—
Mortgage backed – U.S. Gov’t agencies	15,560	—	15,560	—
Mortgage backed – U.S. Gov’t sponsored agencies	14,524	—	14,524	—

Total investment securities available for sale	309,078	161,028	148,050	—

Loans held for resale	1,266	—	1,266	—

Total assets at fair value	$310,344	$161,028	$149,316	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. For assets measured at fair value on a nonrecurring basis in 2013 and still held on the consolidated balance sheet at March 31, 2013, the following table provides the fair value measures by level of valuation assumptions used for those assets (dollars in thousands).

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,067	$—	$4,562	$9,505
Other real estate owned (OREO), non-covered	9,712	—	—	9,712
Other real estate owned (OREO), covered	2,483	—	—	2,483

Total assets at fair value	$26,262	—	$4,562	$21,700

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$15,552	$—	$4,039	$11,513
Other real estate owned (OREO), non-covered	10,793	—	—	10,793
Other real estate owned (OREO), covered	3,370	—	—	3,370

Total assets at fair value	$29,715	$—	$4,039	$25,676

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2013 and December 31, 2012, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands).

	March 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$38,677	$41,322	$—	$41,322	$—
Loans, non-covered	567,549	586,249	—	576,744	9,505
Loans, covered	81,880	93,253	—	—	93,253
FDIC indemnification asset	31,517	15,428	—	—	15,428

Financial liabilities:
Interest bearing deposits	860,728	837,156	—	837,156	—
Borrowings	53,778	54,148	—	54,148	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,283	$45,228	$—	$45,228	$—
Loans, non-covered	562,562	569,188	—	557,675	11,513
Loans, covered	84,153	96,024	—	—	96,024
FDIC indemnification asset	33,837	17,477	—	—	17,477

Financial liabilities:
Interest bearing deposits	896,340	872,920	—	872,920	—
Borrowings	53,952	54,569	—	54,569	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2013. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Loans not covered by FDIC shared loss agreement (non-covered loans)

For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans included here is consistent with the methodology used for the FASB ASC 820 disclosure for assets recorded at fair value on a nonrecurring basis presented above.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Accrued interest receivable

The carrying amounts of accrued interest receivable approximate fair value.

Financial Liabilities

Noninterest bearing deposits

The carrying amount of noninterest bearing deposits approximates fair value.

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

Borrowings

The fair values of the Company’s borrowings, such as FHLB advances, are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Basic earnings per share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2013
Shares issued		21,675
Unissued vested restricted stock		7

Basic EPS	$1,045	21,682	$0.05
Effect of dilutive stock awards	—	157	—

Diluted EPS	$1,045	21,839	$0.05

For the three months ended March 31, 2012
Shares issued		21,628
Unissued vested restricted stock		3

Basic EPS	$714	21,631	$0.03
Effect of dilutive stock awards	—	11	—

Diluted EPS	$714	21,642	$0.03

Excluded from the computation of diluted earnings per share were 871,000 and 1.9 million common shares issuable under awards, options or warrants, during the three months ended March 31, 2013 and 2012 respectively, because their inclusion would be anti-dilutive.

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

As of March 31, 2013, the Company is current in its payment of dividends, payable quarterly in the amount of $221,000, with respect to the Series A Preferred Stock.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

11.	DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010. The following table presents the components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended
	March 31, 2013	March 31, 2012
Service cost	$—	$—
Interest cost	56	63
Expected return on plan assets	(101)	(102)
Recognized net actuarial (gain) loss	17	17

Net periodic benefit cost	$(28)	$(22)

As of March 31, 2013, there had been no employer contributions for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12.	CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2012 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of May 14, 2013, these issues remain open.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2013 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2013 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia, Maryland and Georgia. The Bank also operates two loan production offices.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the ability of the Company to comply with regulatory actions, and the costs associated with doing so;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the performance of vendors or other parties with which the Company does business;

•	the Company’s compliance with, and the timing of future reimbursements from the FDIC to the Company under, the shared loss agreements;

•	assumptions and estimates that underlie the accounting for loan pools under the shared loss agreements;

•	consumer profiles and spending and savings habits;

•	levels of fraud in the banking industry;

•	the level of attempted cyber attacks in the banking industry;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when either earning income, recognizing an expense, recovering an asset or relieving a liability. For example, the Company uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that the Company uses. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact its transactions could change.

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the covered loans), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $5.9 million. Management expects to utilize all of these carryforward amounts prior to expiration.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2009 through 2012 are open to examination by the respective tax authorities.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.3 million for the first quarter of 2013 compared with net income of $990,000 in the first quarter of 2012. Net income available to common stockholders was $1.0 million in the first quarter of 2013 compared with net income available to common stockholders of $714,000 in the first quarter of 2012. Earnings per common share, basic and fully diluted, were $0.05 per share for the first quarter of 2013 compared with $0.03 per share for the first quarter of 2012.

The increase of $334,000 in net income year over year was driven by a decrease in noninterest expense of $1.2 million, or 11.4%. A reduction in the FDIC assessment of $417,000 was the largest noninterest expense decrease when comparing the first quarter of 2013 to the same period in 2012. Also decreasing was FDIC indemnification asset amortization, which was $1.5 million in the first quarter of 2013 compared with $1.9 million in the first quarter of 2012, a decline of $381,000, or 20.2%. Salaries and employee benefits decreased $245,000 year over year, and other operating expenses decreased $112,000 year over year. Improvement in noninterest expense was offset by a decrease of $575,000 in net interest income after provision for loan losses and a decrease of $95,000 in noninterest income. Gain/loss on other real estate owned (OREO) reflected losses and write-downs on bank owned properties of $630,000 in the first quarter of 2013 compared with losses and write-downs of $177,000 for the same period of 2012. Management continues to resolve problem credits with aggressive valuation and disposition.

Net Interest Income

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest earning assets, including securities and loans, and interest expense incurred on interest bearing liabilities, including deposits and other borrowed funds. Net interest income is affected by changes in the amount and mix of interest earning assets and interest bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest earning assets and rates paid on interest bearing deposits and other borrowed funds, referred to as a “rate change.”

Year over year, net interest income decreased $825,000, or 7.4%, from $11.1 million in the first quarter of 2012 to $10.3 million in the first quarter of 2013. This was primarily the result of a decrease in the Company’s interest spread, from 4.59% in the first quarter of 2012 to 4.10% in the first quarter of 2013. While the cost of interest bearing liabilities declined 37 basis points, year over year, from 1.20% to 0.83%, the yield on earning assets declined by a larger degree, from 5.79% to 4.93%, or 86 basis points. This decreased the Company’s net interest margin from 4.65% in the first quarter of 2012 to 4.17% for the same period in 2013.

The following tables set forth, for each category of interest earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2013 and 2012. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three months ended March 31, 2013			Three months ended March 31, 2012
(dollars in thousands)	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$579,635	$7,511	5.26%	$549,019	$7,687	5.60%
FDIC covered loans, including fees	82,776	2,659	13.03	95,546	3,914	16.39

Total loans	662,411	10,170	6.23	644,565	11,601	7.20
Interest bearing bank balances	16,402	8	0.20	16,565	12	0.28
Federal funds sold	9,811	2	0.10	2,967	1	0.10
Securities (taxable)	300,001	1,838	2.45	282,510	2,077	2.94
Securities (tax exempt)(1)	17,903	225	5.02	12,314	179	5.81

Total earning assets	1,006,528	12,243	4.93	958,921	13,870	5.79
Allowance for loan losses	(13,470)			(15,711)
Non-earning assets	132,378			150,278

Total assets	$1,125,436			$1,093,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand - interest bearing	$245,714	$191	0.32	$235,663	$244	0.41
Savings	78,377	62	0.32	71,148	72	0.41
Time deposits	551,125	1,448	1.07	559,709	2,037	1.46

Total deposits	875,216	1,701	0.79	866,520	2,353	1.09
Federal funds purchased	329	1	0.72	185	—	0.61
FHLB and other borrowings	53,938	192	1.45	41,124	359	3.50

Total interest bearing liabilities	929,483	1,894	0.83	907,829	2,712	1.20
Noninterest bearing deposits	75,551			69,036
Other liabilities	4,117			4,868

Total liabilities	1,009,151			981,733
Stockholders’ equity	116,285			111,755

Total liabilities and stockholders’ equity	$1,125,436			$1,093,488

Net interest earnings		$10,349			$11,158

Net interest spread			4.10			4.59
Net interest margin			4.17			4.65

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

There was no provision for loan losses for the quarter ended March 31, 2013 compared with a provision for loan losses of $250,000 for the quarter ended March 31, 2012. The lack of the need for a provision for the current quarter was the result of increased coverage levels for the ratio of allowance for loan losses to nonperforming loans and the ratio of allowance for loan losses to nonaccrual loans, as well as decrease in both the level of nonperforming assets to loans and other real estate and the level of net charge-offs for the quarter.

The Company records a separate provision for loan losses for its non-covered loan portfolio and its FDIC covered loan portfolio. The provision for loan losses on covered loans was a $250,000 credit for the quarter ended March 31, 2012, the result of improvement in expected losses on the Company’s FDIC covered portfolio. There was a provision of $500,000 for the quarter ended March 31, 2012 on the non-covered portfolio. As a result, the reported provision for loan losses reflects both the covered credit of $250,000 and the non-covered provision of $500,000, or a net provision of $250,000 for the quarter ended March 31, 2012.

There were net charge-offs of $662,000 in the first quarter of 2013 compared with $1.4 million in the first quarter of 2012. Total charge-offs for the first quarter of 2013 were $908,000 compared with $1.6 million in the first quarter of 2012. Recoveries of previously charged-off loans were $246,000 in the first quarter of 2013 compared with $157,000 in the first quarter of 2012.

Noninterest Income

Year over year, noninterest income decreased $95,000, from $825,000 in the first quarter of 2012 to $730,000 in the first quarter of 2013. Gain/(loss) on OREO was the largest contributor to this decrease, which reflected a loss on the sale and write-down of bank properties of $630,000 in the first quarter of 2013 compared with a loss of $177,000 in the first quarter of 2012. Other noninterest income declined $82,000 and was $419,000 in the first quarter of 2013 compared with $501,000 in the first quarter of 2012.

Offsetting these decreases was an increase of $394,000 in gains/(loss) on sale of securities. Gains/(loss) on sale of securities reflected gains of $278,000 in the first quarter of 2013 and losses of $116,000 in the first quarter of 2012. Also, service charges on deposit accounts increased $46,000 year-over-year, and were $663,000 for the first quarter of 2013 compared with $617,000 for the first quarter of 2012.

Noninterest Expense

Noninterest expenses declined $1.2 million, or 11.4%, when comparing the first quarter of 2013 to the same period in 2012. FDIC assessment declined $417,000, from $584,000 in the first quarter of 2012 to $167,000 in the first quarter of 2013. FDIC indemnification asset amortization decreased $381,000, year-over-year, from $1.9 million for the first quarter of 2012 to $1.5 million for the same period in 2013. Salaries and employee benefits decreased $245,000, from $4.2 million in the first quarter of 2012 to $4.0 million in the first quarter of 2013. Other operating expenses declined $112,000, from $1.5 million in the first quarter of 2012 to $1.4 million in the first quarter of 2013. Other decreases, year-over-year, were in professional fees ($35,000), equipment expense ($28,000), and legal fees ($11,000).

Only occupancy expenses and data processing expenses exhibited year-over-year increases. Occupancy expenses increased $32,000, from $631,000 in the first quarter of 2012 to $663,000 for the same period in 2013. Data processing fees increased $20,000, from $517,000 in the first quarter of 2012 to $537,000 in the first quarter of 2013.

Income Taxes

Income tax expense was $563,000 for the three months ended March 31, 2013, compared with income tax expense of $390,000 in the first quarter of 2012. The effective tax rate was 29.8% for the first quarter of 2013 compared with 28.3% for the first quarter of 2012.

FINANCIAL CONDITION

General

At March 31, 2013, the Company had total assets of $1.117 billion, a decrease of $36.2 million, or 3.1%, from total assets of $1.153 billion at December 31, 2012. Total loans were $662.2 million at March 31, 2013, increasing $2.1 million from $660.1 million at December 31, 2012. The carrying value of FDIC covered loans declined $2.3 million, or 2.7%, from December 31, 2012 and were $82.4 million at March 31, 2013. Non-covered loans equaled $579.8 million at March 31, 2013, increasing $4.3 million since December 31, 2012.

Multifamily loans increased $7.7 million, or 26.7%, and ended the first quarter of 2013 at $36.3 million. Since March 31, 2012 multifamily loans have increased $16.6 million, or 83.7%, and exhibited the largest dollar increase for both the first quarter of 2013 and over the March 31, 2013 to March 31, 2012 time frame. Commercial loans increased $3.1 million, or 4.0%, and were $80.9 million at March 31, 2013. Commercial real estate loans decreased $6.7 million, or 2.7%, during the first quarter of 2013 and were $239.8 million at March 31, 2013.

The Company’s securities portfolio, excluding equity securities, decreased $38.6 million, or 11.0%, from $351.4 million at December 31, 2012 to $312.8 million at March 31, 2013. Realized gains of $278,000 occurred during the first quarter of 2013 through sales and call activity. The Company took a short-term position in a $40 million U.S. Treasury issue at December 31, 2012 to fully invest short-term excess cash balances on deposit by local municipal governments. The issue matured in the first quarter of 2013 and is the primary factor for the decrease in securities balances in the first quarter of 2013. The maturity of these funds was not reinvested but was offset by a decline in public funds.

The Company had cash and cash equivalents of $24.1 million at both March 31, 2013 and December 31, 2012. There was $992,000 in federal funds purchased at March 31, 2013 compared with $5.4 million in federal funds purchased at December 31, 2012.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $274.1 million at March 31, 2013 and $309.1 million at December 31, 2012. At March 31, 2013, the Company had a net unrealized gain on the AFS portfolio of $5.7 million compared with a net unrealized gain of $5.9 million at December 31, 2012.

Interest bearing deposits at March 31, 2013 were $860.7 million, a decrease of $35.6 million from December 31, 2012. Time deposits $100,000 and over decreased $18.8 million during the quarter ended March 31, 2013 as the Company did not renew a $20 million public funds certificate of deposit. NOW accounts decreased $16.1 million, or 11.3%, during the first quarter of 2013, and were impacted by seasonality and anticipated outflows of public funds accumulated in the fourth quarter of 2012. Time deposits less than $100,000 decreased $2.5 million during the first quarter of 2013, and MMDA accounts declined $698,000. Savings deposits increased $2.5 million during the quarter ended March 31, 2013.The Company’s total loan-to-deposit ratio was 70.3% at March 31, 2013 compared with 67.8% at December 31, 2012.

The Company had Federal Home Loan Bank (FHLB) advances of $49.7 million at March 31, 2013 compared with $49.8 million at December 31, 2012. The blended rate on the average balance of these borrowings was 1.45% during the first quarter of 2013.

Stockholders’ equity was $116.3 million at March 31, 2013 and $115.3 million at December 31, 2012. The equity-to-asset ratios were 10.4% at March 31, 2013 and 10.0% at December 31, 2012.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $29.1 million at March 31, 2013 and net charge offs were $662,000 for the three months ended March 31, 2013. This compares with nonperforming assets of $32.4 million and net charge offs of $3.4 million at and for the year ended December 31, 2012.

Nonperforming non-covered loans were $19.4 million at March 31, 2013 compared to $21.5 million at December 31, 2012, a $2.1 million decrease. Additions to nonaccrual loans totaled $863,000, primarily attributable to two relationships relating to loans for residential property, totaling $619,000, which are secured by real estate. The remaining increase related primarily to smaller residential property relationships, which are also secured by real estate. There were $745,000 in charge offs taken during the period centered in commercial real estate loans. There were $1.5 million in paydowns during the period. Foreclosures for the period totaled $756,000.

The ratio of the allowance for loan losses to nonperforming assets was 42.07% at March 31, 2013, compared with 39.94% at December 31, 2012. The ratio of allowance for loan losses to total non-covered loans was 2.11% at March 31, 2013, compared with 2.25% at December 31, 2012. The decrease in the allowance for loan losses to total non-covered loans ratio was the result of aggressive charge-offs for non-performing loans and a lesser volume of loans migrating to a non-performing status. This situation has resulted in a stabilization of allowance coverage ratios.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2013 and December 31, 2012, total impaired non-covered loans equaled $20.8 million and $22.4 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
Nonaccrual loans	$18,963	$21,048
Loans past due 90 days and accruing interest	465	509

Total nonperforming non-covered loans	19,428	21,557
Other real estate owned (OREO) – non-covered	9,712	10,793

Total nonperforming non-covered assets	$29,140	$32,350

Accruing troubled debt restructure loans	$9,640	$9,990

Balances
Specific reserve on impaired loans	2,104	2,656
General reserve related to unimpaired loans	10,154	10,264

Total allowance for loan losses	12,258	12,920
Average loans during quarter, net of unearned income	579,635	556,113

Impaired loans	20,787	22,365
Non-impaired loans	559,020	553,117

Total loans, net of unearned income	579,807	575,482

Ratios
Allowance for loan losses to loans	2.11%	2.25%
Allowance for loan losses to nonperforming assets	42.07	39.94
Allowance for loan losses to nonaccrual loans	64.64	61.38
General reserve to non-impaired loans	1.82	1.86
Nonaccrual loans to loans	3.27	3.66
Nonperforming assets to loans and other real estate	4.94	5.52
Net charge offs for quarter to average loans, annualized	0.46	0.60

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2013, the Company had 17 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Three of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at March 31, 2013 was $12.4 million, of which $2.7 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2013 and December 31, 2012 is below (dollars in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$5,717	$5,562
Commercial	3,853	5,818
Construction and land development	8,772	8,815
Second mortgages	141	141
Multifamily	—	—
Agriculture	234	250

Total real estate loans	18,717	20,586
Commercial loans	161	385
Consumer installment loans	85	77
All other loans	—	—

Total loans	$18,963	$21,048

At March 31, 2013, the Company had 10 construction and land development credit relationships in nonaccrual status. The borrowers for nine of these relationships are residential land developers and the borrower under the remaining relationship is a commercial land developer. All of the relationships are secured by the real estate to be developed, and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2013 was $8.8 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There have been no charge-offs related to these relationships during the first three months of 2013. The total amount of the allowance for loan losses attributed to all 10 relationships was $667,000 at March 31, 2013, or 7.6% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Covered assets that would normally be considered nonperforming except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the shared loss agreements at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Nonaccrual covered loans	$9,639	$9,832
Other real estate owned (OREO) - covered	2,483	3,370

Total nonperforming covered assets	$12,122	$13,202

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

The Company’s ratio of total risk-based capital was 17.2% at March 31, 2013 compared with 17.0% at December 31, 2012. The tier 1 risk-based capital ratio was 16.0% at March 31, 2013 and 15.8% at December 31, 2012. The Company’s tier 1 leverage ratio was 9.6% at March 31, 2013 and 9.4% at December 31, 2012. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.31% during the three months ended March 31, 2013.

The Company issued shares of Series A Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. As of March 31.2013, the Company is current in its payment of dividends with respect to the Series A Preferred Stock.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. At March 31, 2013 and December 31, 2012, the Company’s interest earning assets exceeded its interest bearing liabilities by $81.4 million and $76.1 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet and balance sheet risk as of March 31, 2013 and December 31, 2012, is as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Commitments with off-balance sheet risk:
Commitments to extend credit	$70,718	$64,056
Standby letters of credit	8,879	9,487

Total commitments with off-balance sheet risks	$79,597	$73,543

Commitments with balance sheet risk:
Loans held for sale	$1,145	$1,266

Total commitments with balance sheet risks	1,145	1,266

Total commitments	$80,742	$74,809

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company holds certificates of deposit, deposit accounts, and real estate as collateral supporting those commitments for which collateral is deemed necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of interest rate risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO) of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at March 31, 2013:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(2.5)%	$(1,007)
+100 bp	(1.6)	(669)
most likely	0	—
–100 bp	(0.3)	(1,325)
–200 bp	(1.4)	(589)

At March 31, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 2.5%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 1.4%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2013

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 14, 2013