Form 10-Q
period 2013-06-30
Community Bankers Trust Corp
filed 2013-08-13
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

At June 30, 2013, there were 21,693,059 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

(dollars in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$10,399	$12,502
Interest bearing bank deposits	14,854	11,635

Total cash and cash equivalents	25,253	24,137

Securities available for sale, at fair value	278,125	309,078
Securities held to maturity, at cost (fair value of $37,793 and $45,228, respectively)	35,747	42,283
Equity securities, restricted, at cost	7,236	7,405

Total securities	321,108	358,766

Loans held for sale	5,653	1,266

Loans not covered by FDIC shared-loss agreements	587,757	575,482
Loans covered by FDIC shared-loss agreements	79,476	84,637

Total loans	667,233	660,119
Allowance for loan losses (non-covered loans of $11,523 and $12,920, respectively; covered loans of $484 and $484, respectively)	(12,007)	(13,404)

Net loans	655,226	646,715

FDIC indemnification asset	29,166	33,837
Bank premises and equipment, net	33,318	33,638
Other real estate owned, covered by FDIC shared-loss agreements	2,411	3,370
Other real estate owned, non-covered	7,593	10,793
Bank owned life insurance	20,449	15,146
FDIC receivable under shared-loss agreements	878	895
Core deposit intangibles, net	9,166	10,297
Other assets	14,346	14,428

Total assets	$1,124,567	$1,153,288

LIABILITIES
Deposits:
Noninterest bearing	$88,696	$77,978
Interest bearing	864,212	896,340

Total deposits	952,908	974,318

Federal funds purchased	1,000	5,412
Federal Home Loan Bank advances	49,479	49,828
Trust preferred capital notes	4,124	4,124
Other liabilities	4,238	4,289

Total liabilities	1,011,749	1,037,971

Commitment and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 17,680 shares issued and outstanding)	17,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(117)	(234)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,693,059 and 21,670,212 shares issued and outstanding, respectively)	218	217
Additional paid in capital	144,531	144,398
Retained deficit	(48,237)	(50,609)
Accumulated other comprehensive (loss) income	(2,294)	2,828

Total stockholders’ equity	112,818	115,317

Total liabilities and stockholders’ equity	$1,124,567	$1,153,288

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and dividend income
Interest and fees on non-covered loans	$7,622	$7,574	$15,133	$15,261
Interest and fees on FDIC covered loans	2,745	4,366	5,404	8,280
Interest on federal funds sold	1	3	3	4
Interest on deposits in other banks	14	19	22	31
Interest and dividends on securities
Taxable	1,945	2,039	3,783	4,116
Nontaxable	164	118	312	236

Total interest and dividend income	12,491	14,119	24,657	27,928
Interest expense
Interest on deposits	1,600	2,241	3,301	4,594
Interest on federal funds purchased	2	3	3	3
Interest on other borrowed funds	189	343	381	702

Total interest expense	1,791	2,587	3,685	5,299

Net interest income	10,700	11,532	20,972	22,629
Provision for loan losses	—	500	—	750

Net interest income after provision for loan losses	10,700	11,032	20,972	21,879

Noninterest income
Service charges on deposit accounts	701	674	1,364	1,291
Gain on securities transactions, net	130	290	408	174
Loss on sale of other real estate, net	(418)	(229)	(1,048)	(406)
Other	558	544	977	1,045

Total noninterest income	971	1,279	1,701	2,104

Noninterest expense
Salaries and employee benefits	3,901	4,177	7,894	8,415
Occupancy expenses	717	685	1,380	1,316
Equipment expenses	247	270	514	565
Legal fees	38	15	51	39
Professional fees	139	148	189	233
FDIC assessment	223	496	390	1,080
Data processing fees	551	499	1,088	1,016
FDIC indemnification asset amortization	1,592	1,983	3,093	3,865
Amortization of intangibles	566	565	1,131	1,130
Other operating expenses	1,417	1,790	2,776	3,261

Total noninterest expense	9,391	10,628	18,506	20,920

Income before income taxes	2,280	1,683	4,167	3,063
Income tax expense	673	473	1,236	863

Net income	$1,607	$1,210	$2,931	$2,200
Dividends paid on preferred stock	221	221	442	442
Accretion of discount on preferred stock	59	55	117	110

Net income available to common stockholders	$1,327	$934	$2,372	$1,648

Net income per share – basic	$0.06	$0.04	$0.11	$0.08

Net income per share – diluted	$0.06	$0.04	$0.11	$0.08

Weighted average number of shares outstanding
basic	21,696	21,638	21,689	21,634
diluted	21,835	21,706	21,858	21,661

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$1,607	$1,210	$2,931	$2,200

Other comprehensive (loss) income:
Change in unrealized (loss) gain in investment securities	(7,402)	1,994	(7,353)	1,056
Tax related to unrealized loss (gain) in investment securities	2,517	(678)	2,500	(359)
Reclassification adjustment for (gain) in securities sold	(130)	(290)	(408)	(174)
Tax related to realized gain in securities sold	44	99	139	59

Total other comprehensive (loss) income	(4,971)	1,125	(5,122)	582

Total comprehensive (loss) income	$(3,364)	$2,335	$(2,191)	$2,782

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2012	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	110	—	—	—	(110)	—	—
Issuance of common stock	—	—	—	15	—	33	—	—	33
Dividends paid on preferred stock	—	—	—	—	—	—	(663)	—	(663)
Issuance of stock options	—	—	—	—	—	27	—	—	27
Net income	—	—	—	—	—	—	2,200	—	2,200
Other comprehensive income	—	—	—	—	—	—	—	582	582

Balance June 30, 2012	$17,680	$1,037	$(344)	21,643	$216	$144,303	$(52,334)	$2,801	$113,359

Balance January 1, 2013	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	117	—	—	—	(117)	—	—
Issuance of common stock	—	—	—	23	1	64	—	—	65
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Issuance of stock options	—	—	—	—	—	69	—	—	69
Net income	—	—	—	—	—	—	2,931	—	2,931
Other comprehensive loss	—	—	—	—	—	—	—	(5,122)	(5,122)

Balance June 30, 2013	$17,680	$1,037	$(117)	21,693	$218	$144,531	$(48,237)	$(2,294)	$112,818

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(dollars in thousands)

	June 30, 2013	June 30, 2012
Operating activities:
Net income	$2,931	$2,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,980	2,002
Issuance of common stock and stock options	134	60
Provision for loan losses	—	750
Amortization of purchased loan premium	598	695
Provision for deferred income taxes	1,236	863
Amortization of security premiums and accretion of discounts, net	1,826	1,518
Net gain on sale of securities	(408)	(174)
Net loss on sale and valuation of other real estate	1,048	406
Changes in assets and liabilities:
Decrease in loans held for sale	713	(599)
Decrease in other assets	5,870	5,604
(Decrease) increase in accrued expenses and other liabilities	(51)	854

Net cash provided by operating activities	15,877	14,179

Investing activities:
Proceeds from available for sale securities	115,760	125,381
Proceeds from held to maturity securities	6,390	10,960
Proceeds from equity securities	254	135
Purchase of available for sale securities	(93,840)	(152,252)
Purchase of equity securities	(85)	(67)
Proceeds from sale of other real estate	4,545	6,370
Improvements and additions of other real estate, net of insurance proceeds	(186)	(69)
Net increase in loans	(16,263)	(9,820)
Principal recoveries of loans previously charged off	813	674
Purchase of premises and equipment, net	(536)	(195)
Purchase of bank owned life insurance investment	(5,000)	—

Net cash provided by (used in) investing activities	11,852	(18,883)

Financing activities:
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(21,410)	20,367
Net decrease in federal funds purchased	(4,412)	—
Net decrease in Federal Home Loan Bank borrowings	(349)	—
Cash dividends paid	(442)	(663)

Net cash (used in) provided by financing activities	(26,613)	19,704

Net increase in cash and cash equivalents	1,116	15,000

Cash and cash equivalents:
Beginning of the period	$24,137	$21,751

End of the period	$25,253	$36,751

	June 30, 2013	June 30, 2012
Supplemental disclosures of cash flow information:
Interest paid	$3,818	$5,697
Income taxes paid	—	120
Transfers of OREO property	1,241	6,483
Transfer of portfolio loans to loans held for sale	5,100	—

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2013, changes in stockholders’ equity and cash flows for the six months ended June 30, 2013, and the income statement and statement of other comprehensive income for the three and six months ended June 30, 2013. Results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. Retrospective application is permitted. The Company currently presents these tax items in accordance with this guidance; therefore, no changes are necessary for adoption.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is already required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

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

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	June 30, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$113,390	$395	$(580)	$113,205
State, county and municipal	135,227	2,274	(4,066)	133,435
Corporate and other bonds	6,963	59	(11)	7,002
Mortgage backed – U.S. Gov’t agencies	11,810	184	(107)	11,887
Mortgage backed – U.S. Gov’t sponsored agencies	12,580	162	(146)	12,596

Total Securities Available for Sale	$279,970	$3,074	$(4,919)	$278,125

Securities Held to Maturity
State, county and municipal	$11,812	$790	$—	$12,602
Mortgage backed – U.S. Gov’t agencies	7,832	481	—	8,313
Mortgage backed – U.S. Gov’t sponsored agencies	16,103	775	—	16,878

Total Securities Held to Maturity	$35,747	$2,046	$—	$37,793

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

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,966	$4,053	$18,190	$18,335
Due after one year through five years	28,353	29,952	37,761	37,943
Due after five years through ten years	3,428	3,788	124,532	123,966
Due after ten years	—	—	99,487	97,881

Total securities	$35,747	$37,793	$279,970	$278,125

Proceeds from sales of securities available for sale were $29.4 million and $83.8 million during the three months ended June 30, 2013 and 2012, respectively, and $54.6 million and $109.8 million during the six months ended June 30, 2013 and 2012, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross realized gains	$145	$687	$470	$725
Gross realized losses	(15)	(397)	(62)	(551)

Net securities gains	$130	$290	$408	$174

In estimating other than temporary impairments (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2013 and 2012.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The fair value and gross unrealized losses for securities available for sale, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$50,233	$(432)	$21,781	$(148)	$72,014	$(580)
State, county and municipal	77,659	(3,788)	2,861	(278)	80,520	(4,066)
Corporate and other bonds	928	(11)	986	(9)	986	(9)
Mortgage backed – U.S. Gov’t agencies	1,890	(107)	—	—	1,890	(107)
Mortgage backed – U.S. Gov’t sponsored agencies	6,296	(146)	—	—	6,296	(146)

Total	$137,006	$(4,484)	$25,628	$(435)	$162,634	$(4,919)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$70,561	$(565)	$—	$—	$70,561	$(565)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	17,404	(271)	—	—	17,404	(271)
Corporate and other bonds	1,485	(8)	—	—	1,485	(8)
Mortgage backed – U.S. Gov’t agencies	1,688	(10)	—	—	1,688	(10)
Mortgage backed – U.S. Gov’t sponsored agencies	4,779	(83)	—	—	4,779	(83)

Total	$95,917	$(937)	$—	$—	$95,917	$(937)

The unrealized losses in the investment portfolio at June 30, 2013 and December 31, 2012 are generally a result of market fluctuations that occur daily. The unrealized losses are from 193 securities at June 30, 2013. Of those, 191 are investment grade, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Investment grade corporate obligations comprise the remaining two securities with unrealized losses at June 30, 2013. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $102.4 million and $111.7 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits and for other purposes required or permitted by law. At each of June 30, 2013 and December 31, 2012, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies, that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

3.	LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company’s non-covered loans at June 30, 2013 and December 31, 2012 were comprised of the following (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$141,292	24.04%	$135,420	23.52%
Commercial	244,839	41.65	246,521	42.83
Construction and land development	61,333	10.43	61,127	10.62
Second mortgages	7,002	1.19	7,230	1.26
Multifamily	37,587	6.39	28,683	4.98
Agriculture	8,977	1.53	10,359	1.80

Total real estate loans	501,030	85.23	489,340	85.01
Commercial loans	79,279	13.49	77,835	13.52
Consumer installment loans	6,070	1.03	6,929	1.20
All other loans	1,482	0.25	1,526	0.27

Gross loans	587,861	100.00%	575,630	100.00%

Less unearned income on loans	(104)		(148)

Non-covered loans, net of unearned income	$587,757		$575,482

The Company held $40.7 million and $40.9 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2013 and December 31, 2012, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $3.1 million and $3.4 million at June 30, 2013 and December 31, 2012, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield using the interest method.

At June 30, 2013 and December 31, 2012, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At June 30, 2013 and December 31, 2012, a portion of the construction and land development loans presented above contained interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

There were no significant amounts of interest reserves recognized as interest income on construction loans with interest reserves for each of the three and six months ended June 30, 2013 and 2012. Nonperforming construction loans with interest reserves were $4.1 million at each of June 30, 2013 and December 31, 2012.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the three and six months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, estimated interest income of $298,000 and $500,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2013 and 2012, estimated interest income of $590,000 and $944,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of June 30, 2013 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	$3,542	$3,659	$810
Commercial	916	982	187
Construction and land development	6,782	9,684	675
Second mortgages	159	212	22
Multifamily	—	—	—
Agriculture	—	53	—

Total real estate loans	11,399	14,590	1,694
Commercial loans	114	818	13
Consumer installment loans	51	52	7
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	11,564	15,460	1,714

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	2,102	2,128	—
Commercial	1,771	2,008	—
Construction and land development	1,683	2,107	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	223	231	—

Total real estate loans	5,779	6,474	—
Commercial loans	—	—	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	5,788	6,483	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	5,644	5,787	810
Commercial	2,687	2,990	187
Construction and land development	8,465	11,791	675
Second mortgages	159	212	22
Multifamily	—	—	—
Agriculture	223	284	—

Total real estate loans	17,178	21,064	1,694
Commercial loans	114	818	13
Consumer installment loans	60	61	7
All other loans	—	—	—

Total impaired loans	$17,352	$21,943	$1,714

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,838	$4,021	$897
Commercial	2,741	2,827	725
Construction and land development	7,412	10,355	850
Second mortgages	124	170	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	14,365	17,953	2,514
Commercial loans	509	582	121
Consumer installment loans	78	79	21
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	14,952	18,614	2,656

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,702	3,094	—
Commercial	3,076	3,281	—
Construction and land development	1,578	1,961	—
Second mortgages	48	48	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	7,404	8,384	—
Commercial loans	—	183	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	7,413	8,576	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	6,540	7,115	897
Commercial	5,817	6,108	725
Construction and land development	8,990	12,316	850
Second mortgages	172	218	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	21,769	26,337	2,514
Commercial loans	509	765	121
Consumer installment loans	87	88	21
All other loans	—	—	—

Total impaired loans	$22,365	$27,190	$2,656

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes average recorded investment of impaired loans for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	$6,327	$7,208	$6,092	$6,977
Commercial	3,270	11,790	4,252	12,597
Construction and land development	8,801	10,259	8,728	11,177
Second mortgages	165	187	166	192
Multifamily	—	—	—	—
Agriculture	229	54	237	54

Total real estate loans	18,792	29,498	19,475	30,997
Commercial loans	199	788	312	874
Consumer installment loans	77	189	74	155
All other loans	—	—	—	10

Total impaired loans	$19,068	$30,475	$19,861	$32,036

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the three and six months ended June 30, 2013 and 2012. No significant amounts of interest income were recognized on accruing impaired loans for each of the three and six months ended June 30, 2013 and 2012.

The following table presents non-covered nonaccruals by loan category as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$5,232	$5,562
Commercial	1,421	5,818
Construction and land development	8,465	8,815
Second mortgages	129	141
Multifamily	—	—
Agriculture	223	250

Total real estate loans	15,470	20,586
Commercial loans	114	385
Consumer installment loans	60	77
All other loans	—	—

Total loans	$15,644	$21,048

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Troubled debt restructures, special mention, some substandard, and doubtful loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2013 and December 31, 2012, is set forth in the table below (dollars in thousands):

	June 30, 2013	December 31, 2012
Nonaccruals	$15,644	$21,048
Trouble debt restructure and still accruing	1,557	847
Special mention	—	299
Substandard and still accruing	151	171
Doubtful and still accruing	—	—

Total impaired	$17,352	$22,365

The following tables present an age analysis of past due status of non-covered loans by category as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,268	$5,232	$6,500	$134,792	$141,292	$—
Commercial	781	1,421	2,202	242,637	244,839	—
Construction and land development	139	8,465	8,604	52,729	61,333	—
Second mortgages	30	129	159	6,843	7,002	—
Multifamily	—	—	—	37,587	37,587	—
Agriculture	—	223	223	8,754	8,977	—

Total real estate loans	2,218	15,470	17,688	483,342	501,030	—
Commercial loans	228	114	342	78,937	79,279	—
Consumer installment loans	5	60	65	6,005	6,070	—
All other loans	—	—	—	1,482	1,482	—

Total loans	$2,451	$15,644	$18,095	$569,766	$587,861	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,433	$5,797	$7,230	$128,190	$135,420	$235
Commercial	—	5,818	5,818	240,703	246,521	—
Construction and land development	298	9,089	9,387	51,740	61,127	274
Second mortgages	—	141	141	7,089	7,230	—
Multifamily	—	—	—	28,683	28,683	—
Agriculture	—	250	250	10,109	10,359	—

Total real estate loans	1,731	21,095	22,826	466,514	489,340	509
Commercial loans	85	385	470	77,365	77,835	—
Consumer installment loans	40	77	117	6,812	6,929	—
All other loans	—	—	—	1,526	1,526	—

Total loans	$1,856	$21,557	$23,413	$552,217	$575,630	$509

Activity in the allowance for loan losses on non-covered loans for the six months ended June 30, 2013 and the year ended December 31, 2012 was comprised of the following (dollars in thousands):

	December 31, 2012	Provision Allocation	Charge-offs	Recoveries	June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$63	$(161)	$51	$3,938
Commercial	2,482	1,508	(1,492)	10	2,508
Construction and land development	3,773	(1,427)	(157)	676	2,865
Second mortgages	142	(75)	—	5	72
Multifamily	303	(157)	—	—	146
Agriculture	61	1	(6)	—	56

Total real estate loans	10,746	(87)	(1,816)	742	9,585
Commercial loans	1,961	69	(297)	39	1,772
Consumer installment loans	195	11	(97)	32	141
All other loans	18	7	—	—	25

Total loans	$12,920	$—	$(2,210)	$813	$11,523

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2011	Provision Allocation	Charge-offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,283	$(1,786)	$37	$3,985
Commercial	3,048	15	(654)	73	2,482
Construction and land development	5,729	(1,539)	(2,058)	1,641	3,773
Second mortgages	296	(165)	(45)	56	142
Multifamily	224	79	—	—	303
Agriculture	25	75	(39)	—	61

Total real estate loans	12,773	748	(4,582)	1,807	10,746
Commercial loans	1,810	604	(695)	242	1,961
Consumer installment loans	241	91	(220)	83	195
All other loans	11	7	—	—	18

Total loans	$14,835	$1,450	$(5,497)	$2,132	$12,920

Included in charge-offs for the six months ended June 30, 2013, was a $500,000 writedown arising from the transfer of a loan from non-covered loans to loans held for sale.

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$846	$3,092	$3,938	$7,571	$133,721	$141,292
Commercial	247	2,261	2,508	9,327	235,512	244,839
Construction and land development	899	1,966	2,865	12,147	49,186	61,333
Second mortgages	28	44	72	220	6,782	7,002
Multifamily	—	146	146	—	37,587	37,587
Agriculture	—	56	56	223	8,754	8,977

Total real estate loans	2,020	7,565	9,585	29,488	471,542	501,030
Commercial loans	15	1,757	1,772	206	79,073	79,279
Consumer installment loans	9	132	141	63	6,007	6,070
All other loans	—	25	25	—	1,482	1,482

Total loans	$2,044	$9,479	$11,523	$29,757	$558,104	$587,861

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,003	$2,982	$3,985	$10,340	$125,080	$135,420
Commercial	864	1,618	2,482	15,636	230,885	246,521
Construction and land development	1,306	2,467	3,773	14,173	46,954	61,127
Second mortgages	29	113	142	234	6,996	7,230
Multifamily	—	303	303	—	28,683	28,683
Agriculture	21	40	61	250	10,109	10,359

Total real estate loans	3,223	7,523	10,746	40,633	448,707	489,340
Commercial loans	125	1,836	1,961	605	77,230	77,835
Consumer installment loans	22	173	195	92	6,837	6,929
All other loans	—	18	18	—	1,526	1,526

Total loans	$3,370	$9,550	$12,920	$41,330	$534,300	$575,630

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $12.4 million and $19.0 million at June 30, 2013 and December 31, 2012, respectively. The allowance for loans losses allocated to these loans was $330,000 and $714,000 at June 30, 2013 and December 31, 2012, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass—A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $40.7 million and $40.9 million at June 30, 2013 and December 31, 2012, respectively.

Special Mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.

Substandard—A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful—A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$126,310	$7,701	$7,281	$—	$141,292
Commercial	220,859	15,918	7,906	156	244,839
Construction and land development	43,927	5,261	12,145	—	61,333
Second mortgages	6,452	330	220	—	7,002
Multifamily	37,587	—	—	—	37,587
Agriculture	8,754	—	223	—	8,977

Total real estate loans	443,889	29,210	27,775	156	501,030
Commercial loans	77,929	1,144	206	—	79,279
Consumer installment loans	5,793	214	63	—	6,070
All other loans	1,482	—	—	—	1,482

Total loans	$529,093	$30,568	$28,044	$156	$587,861

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,931	$6,496	$9,993	$—	$135,420
Commercial	209,347	21,540	15,478	156	246,521
Construction and land development	36,261	10,954	13,912	—	61,127
Second mortgages	6,519	477	234	—	7,230
Multifamily	27,514	1,169	—	—	28,683
Agriculture	10,109	—	250	—	10,359

Total real estate loans	408,681	40,636	39,867	156	489,340
Commercial loans	76,148	1,205	482	—	77,835
Consumer installment loans	6,617	220	92	—	6,929
All other loans	1,526	—	—	—	1,526

Total loans	$492,972	$42,061	$40,441	$156	$575,630

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the three and six months ended June 30 2013, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the term and lowered the interest rate for this loan, which had a pre- and post-modification balance of $174,000.

During the three and six months ended June 30, 2012, the Company modified five loans that were considered to be TDRs. The Company extended the terms for two of these loans and lowered the interest rate for all five of these loans. The following table presents information relating to loans modified as TDRs during the three and six months ended June 30, 2012 (dollars in thousands):

	Three and six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	2	$471	$471
Commercial	1	1,171	1,171
Construction and land development	1	675	675

Total real estate loans	4	2,317	2,317
Commercial loans	1	74	74

Total loans	5	$2,391	$2,391

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and six months ended June 30, 2013 and 2012.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2013, the Company had 1-4 family mortgages in the amount of $149.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $98.8 million.

4.	LOANS COVERED BY FDIC SHARED-LOSS AGREEMENTS (COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2013 and December 31, 2012, the outstanding contractual balance of the covered loans was $128.9 million and $137.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$70,334	88.50%	$74,046	87.47%
Commercial	1,620	2.04	1,986	2.35
Construction and land development	2,966	3.73	3,264	3.86
Second mortgages	4,119	5.18	4,864	5.75
Multifamily	266	0.33	304	0.36
Agriculture	171	0.22	172	0.20

Total real estate loans	79,476	100.00	84,636	99.99
Commercial loans	—	—	—	—
Consumer installment loans	—	—	1	0.01
All other loans	—	—	—	—

Total covered loans	$79,476	100.00%	$84,637	100.00%

There was no activity in the allowance for loan losses on covered loans for the six months ended June 30, 2013. Activity in the allowance for loan losses on covered loans for the year ended December 31, 2012 was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge- offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(218)	$(12)	$9	$252
Commercial	303	(71)	—	—	232
Construction and land development	—	4	(22)	18	—
Multifamily	—	35	(315)	280	—

Total real estate loans	776	(250)	(349)	307	484

Total covered loans	$776	$(250)	$(349)	$307	$484

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$252	$70,334	$252	$74,046
Commercial	232	1,620	232	1,986
Construction and land development	—	2,966	—	3,264
Second mortgages	—	4,119	—	4,864
Multifamily	—	266	—	304
Agriculture	—	171	—	172

Total real estate loans	484	79,476	484	84,636
Commercial loans	—	—	—	—
Consumer installment loans	—	—	—	1
All other loans	—	—	—	—

Total covered loans	$484	$79,476	$484	$84,637

The change in the accretable yield balance for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

Balance, January 1, 2012	$56,310
Accretion	(14,105)
Reclassification from nonaccretable Yield	11,939

Balance, December 31, 2012	54,144
Accretion	(5,401)
Reclassification from nonaccretable Yield	2,348

Balance, June 30, 2013	$51,091

The covered loans are not classified as nonperforming assets as of June 30, 2013, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

5.	FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage assets are to be made quarterly through January 2019, and the reimbursements for losses on other covered assets are to be made quarterly through January 2014. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements with the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

As discussed above, the shared-loss agreement for assets other than single family one-to-four residential mortgage assets expires January 2014. The portion of the FDIC indemnification asset related to those assets was $871,000 at June 30, 2013, of which $318,000 represented estimated losses to be reimbursed by the FDIC.

The following table presents the balances of the FDIC indemnification asset at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2012	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	622	497		497
Decreases:
Net amortization of premium			(6,936)	(6,936)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,321)	(1,057)		(1,057)
OREO sales	(1,140)	(912)		(912)
Reimbursements requested from FDIC	(495)	(396)		(396)
Reforecasted Change in Anticipated Expected Losses	(3,174)	(2,539)	2,539	—

December 31, 2012	$23,205	$18,564	$15,273	$33,837
Increases:
Writedown of OREO property to FMV	88	70		70
Decreases:
Net amortization of premium			(3,093)	(3,093)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(757)	(605)		(605)
OREO sales	(1,131)	(905)		(905)
Reimbursements requested from FDIC	(173)	(138)		(138)
Reforecasted Change in Anticipated Expected Losses	(3,961)	(3,169)	3,169	—

June 30, 2013	$17,271	$13,817	$15,349	$29,166

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

6.	OTHER INTANGIBLES

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years.

Other intangible assets are presented in the following table (dollars in thousands):

	June 30, 2013	December 31, 2012
Core deposit intangible	$20,290	$20,290
Accumulated amortization	(11,124)	(9,993)

Balance	$9,166	$10,297

7.	DEPOSITS

The following table provides interest bearing deposit information, by type, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
NOW	$135,765	$142,923
MMDA	110,976	113,171
Savings	83,562	77,506
Time deposits less than $100,000	279,972	287,422
Time deposits $100,000 and over	253,937	275,318

Total interest bearing deposits	$864,212	$896,340

8.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,715	$(1,038)	$2,677
Other comprehensive loss before reclassifications	(4,885)	—	(4,885)
Amounts reclassified from AOCI	(86)	—	(86)

Net current period other comprehensive loss	(4,971)	—	(4,971)

Ending balance	$(1,256)	$(1,038)	$(2,294)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30, 2012
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$2,714	$(1,038)	$1,676
Other comprehensive income before reclassifications	1,316	—	1,316
Amounts reclassified from AOCI	(191)	—	(191)

Net current period other comprehensive income	1,125	—	1,125

Ending balance	$3,839	$(1,038)	$2,801

	Six months ended June 30, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,866	$(1,038)	$2,828
Other comprehensive loss before reclassifications	(4,853)	—	(4,853)
Amounts reclassified from AOCI	(269)	—	(269)

Net current period other comprehensive loss	(5,122)	—	(5,122)

Ending balance	$(1,256)	$(1,038)	$(2,294)

	Six months ended June 30, 2012
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income

Beginning balance	$3,257	$(1,038)	$2,219
Other comprehensive income before reclassifications	697	—	697
Amounts reclassified from AOCI	(115)	—	(115)

Net current period other comprehensive income	582	—	582

Ending balance	$3,839	$(1,038)	$2,801

The following tables present the effects of reclassifications out of accumulated other comprehensive income on line items of consolidated income for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	June 30, 2013	June 30, 2012
Unrealized gains and losses on securities available for sale	$(130)	$(290)	Gain on securities transactions, net
	44	99	Tax expense

	$(86)	$(191)	Net of tax

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Consolidated Statement of Income
	Six months ended
	June 30, 2013	June 30, 2012
Unrealized gains and losses on securities available for sale	$(408)	$(174)	Gain on securities transactions, net
	139	59	Tax expense

	$(269)	$(115)	Net of tax

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

9.	FAIR VALUES OF ASSETS AND LIABILITIES

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2013.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$113,205	$110,194	$3,011	$—
State, county, and municipal	133,435	9,637	123,798	—
Corporate and other bonds	7,002	2,047	4,955	—
Mortgage backed – U.S. Gov’t agencies	11,887	—	11,887	—
Mortgage backed – U.S. Gov’t sponsored agencies	12,596	1,922	10,674	—

Total investment securities available for sale	278,125	123,800	154,325	—
Loans held for sale	5,653	—	5,653	—

Total assets at fair value	$283,778	$123,800	$159,978	$—

Total liabilities at fair value	$—	$—	$—	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,277	$153,277	$—	$—
U.S. Gov’t sponsored agencies	503	—	503	—
State, county and municipal	117,596	6,742	110,854	—
Corporate and other bonds	7,618	1,009	6,609	—
Mortgage backed – U.S. Gov’t agencies	15,560	—	15,560	—
Mortgage backed – U.S. Gov’t sponsored agencies	14,524	—	14,524	—

Total investment securities available for sale	309,078	161,028	148,050	—

Loans held for sale	1,266	—	1,266	—

Total assets at fair value	$310,344	$161,028	$149,316	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Loans held for sale

The carrying amounts of loans held for sale approximate fair value.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the period ended June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$12,589	$—	$2,871	$9,718
Other real estate owned (OREO), non-covered	7,593	—	—	7,593
Other real estate owned (OREO), covered	2,411	—	—	2,411

Total assets at fair value	$22,593	$—	$2,871	$19,722

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$15,552	$—	$4,039	$11,513
Other real estate owned (OREO), non-covered	10,793	—	—	10,793
Other real estate owned (OREO), covered	3,370	—	—	3,370

Total assets at fair value	$29,715	$—	$4,039	$25,676

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2013 and December 31, 2012, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$35,747	$37,793	$—	$37,793	$—
Loans, non-covered	576,234	580,593	—	570,875	9,718
Loans, covered	78,992	90,003	—	—	90,003
FDIC indemnification asset	29,166	13,966	—	—	13,966

Financial liabilities:
Interest bearing deposits	864,212	826,620	—	826,620	—
Borrowings	53,603	53,485	—	53,485	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,283	$45,228	$—	$45,228	$—
Loans, non-covered	562,562	569,188	—	557,675	11,513
Loans, covered	84,153	96,024	—	—	96,024
FDIC indemnification asset	33,837	17,477	—	—	17,477

Financial liabilities:
Interest bearing deposits	896,340	872,920	—	872,920	—
Borrowings	53,952	54,569	—	54,569	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2013. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

10.	EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments (dollars and shares in thousands, except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2013
Shares issued		21,685
Unissued vested restricted stock		11

Basic EPS	$1,327	21,696	$0.06
Effect of dilutive stock awards	—	139	—

Diluted EPS	$1,327	21,835	$0.06

For the three months ended June 30, 2012
Shares issued		21,631
Unissued vested restricted stock		7

Basic EPS	$934	21,638	$0.04
Effect of dilutive stock awards	—	68	—

Diluted EPS	$934	21,706	$0.04

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the six months ended June 30, 2013
Shares issued		21,678
Unissued vested restricted stock		11

Basic EPS	$2,372	21,689	$0.11
Effect of dilutive stock awards	—	169	—

Diluted EPS	$2,372	21,858	$0.11

For the six months ended June 30, 2012
Shares issued		21,627
Unissued vested restricted stock		7

Basic EPS	$1,648	21,634	$0.08
Effect of dilutive stock awards	—	27	—

Diluted EPS	$1,648	21,661	$0.08

Excluded from the computation of diluted earnings per common share were 846,000 and 1.3 million common shares issuable under awards, options or warrants during the three and six months ended June 30, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Under the terms of the Series A Preferred Stock, the Company is required to pay cumulative dividends on a

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

quarterly basis at a rate of 5% per year on such amount through the February 2014 payment. After the February 2014 payment, the dividend rate automatically increases to 9% per year. The Company may defer dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. Deferred dividends also accrue interest at the same rate as the dividend. The failure to pay dividends for six dividend periods triggers the right for the holder of the Series A Preferred Stock to appoint two directors to the Company’s board.

As of June 30, 2013, the Company was current in its payment of dividends, payable quarterly in the amount of $221,000, with respect to the Series A Preferred Stock.

On July 24, 2013, the Company repurchased 4,500 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary. The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $4.5 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares. The repurchase will result in a reduction of $56,000 in the Company’s quarterly dividend payments to the Treasury.

11.	DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010. The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$—	$—	$—	$—
Interest cost	56	62	112	125
Expected return on plan assets	(101)	(102)	(202)	(204)
Recognized net actuarial loss	17	16	35	33

Net periodic benefit cost	$(28)	$(24)	$(55)	$(46)

As of June 30, 2013, there had been no employer contributions for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12.	CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2012 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of August 13, 2013, these issues remain open.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2013 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2013 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and benefits, occupancy and equipment costs, professional fees, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes materially affect income.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the ability of the Company to comply with regulatory actions, and the costs associated with doing so;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the performance of vendors or other parties with which the Company does business;

•	the Company’s compliance with, and the timing of future reimbursements from the FDIC to the Company under, the shared-loss agreements;

•	assumptions and estimates that underlie the accounting for loan pools under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	levels of fraud in the banking industry;

•	the level of attempted cyber attacks in the banking industry;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	management’s evaluation of goodwill and other assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The covered loans are subject to the credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the date that the covered loans were acquired, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared-loss agreements.

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

FDIC Indemnification Asset

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets because it is not contractually embedded in the covered loan and other real estate owned assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

Other Intangible Assets

The Company is accounting for other intangible assets in accordance with FASB ASC 350, Intangibles—Goodwill and Others. Under FASB ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. The core deposit intangible is evaluated for impairment in accordance with FASB ASC 350.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.6 million for the second quarter of 2013. This compares with net income of $1.2 million in the second quarter of 2012. Net income available to common stockholders was $1.3 million in the second quarter of 2013 compared with net income available to common stockholders of $934,000 in the second quarter of 2012. Earnings per common share, basic and fully diluted, were $0.06 per share for the second quarter of 2013 compared with $0.04 per share for the second quarter of 2012.

The increase of $397,000 in net income year over year was driven by a decrease in noninterest expense of $1.2 million, or 11.6%. A reduction of $391,000 in FDIC indemnification asset amortization was the largest decrease in noninterest expense when comparing the second quarter of 2013 to the same period in 2012. Also decreasing year over year were other operating expenses, which declined $373,000, or 20.8%, salaries and employee benefits, which declined $276,000, or 6.6%, and FDIC assessment, which declined $273,000, or 55.0%. Additionally, there was no provision for loan losses in the second quarter of 2013, while there was a $500,000 provision for loan losses in the second quarter of 2012.

Improvement in noninterest expense was offset by a decrease of $332,000 in net interest income after provision for loan losses and a decrease of $308,000 in noninterest income. Loss on sale of other real estate owned (OREO) reflected losses and write-downs of $418,000 on OREO properties in the second quarter of 2013 compared with losses and write-downs of $229,000 for the same period of 2012. Management resolves problem credits with aggressive valuation and disposition, as can be evidenced when reviewing Asset Quality further in this document.

For the six months ended June 30, 2013, net income available to common stockholders was $2.4 million, compared with a net income available to common stockholders of $1.6 million for the six months ended June 30, 2012. The $724,000 improvement for the six month comparison periods was the result of a reduction of $2.4 million in noninterest expense and a reduction of $750,000 in provision for loan losses, offset by a decrease of $1.7 million in net interest income. Earnings per common share, basic and fully diluted, were $0.11 per share for the six months ended June 30, 2013 compared with $0.08 per share for the six months ended June 30, 2012.

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

Year over year, net interest income decreased $832,000, or 7.2%, from $11.5 million in the second quarter of 2012 to $10.7 million in the second quarter of 2013. This was primarily the result of a decrease in the Company’s interest spread, from 4.71% in the second quarter of 2012 to 4.25% in the second quarter of 2013. While the cost of interest bearing liabilities declined 34 basis points, year over year, from 1.13% to 0.79%, the yield on earning assets declined by a larger degree, from 5.84% to 5.04%, or 80 basis points. This decreased the Company’s net interest margin from 4.78% in the second quarter of 2012 to 4.32% for the same period in 2013.

For the six months ended June 30, 2013, net interest income of $21.0 million decreased $1.7 million, or 7.3%, from net interest income of $22.6 million for the first six months of 2012. The Company’s net interest spread declined from 4.65% for the first six months of 2012 to 4.18% for the same period in 2013. While the cost of interest bearing liabilities declined from 1.16% to 0.81% during the comparison period, the yield on earning assets declined by 82 basis points, from 5.81% for the first six months of 2012 to 4.99% for the same period in 2013. The result of this activity was a net interest margin of 4.25% for the first six months of 2013 compared with 4.71% for the first six months in 2012.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2013 and 2012. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

(dollars in thousands)	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$582,940	$7,622	5.24%	$553,227	$7,574	5.48%
FDIC covered loans, including fees	82,177	2,745	13.40	93,018	4,366	18.77

Total loans	665,117	10,367	6.25	646,245	11,940	7.39
Interest bearing bank balances	20,407	14	0.27	33,499	19	0.23
Federal funds sold	1,951	1	0.11	10,621	3	0.12
Securities (taxable)	293,211	1,945	2.65	268,628	2,039	3.04
Securities (tax exempt)(1)	20,235	248	4.91	12,158	179	5.89

Total earning assets	1,000,921	12,575	5.04	971,151	14,180	5.84
Allowance for loan losses	(12,919)			(14,249)
Non-earning assets	129,804			145,880

Total assets	$1,117,806			$1,102,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand—interest bearing	$242,346	$190	0.31	$238,501	$236	0.40
Savings	81,627	70	0.34	73,057	70	0.38
Time deposits	536,115	1,340	1.00	558,658	1,935	1.39

Total deposits	860,088	1,600	0.75	870,216	2,241	1.03
Federal funds purchased	1,145	2	0.77	1,491	3	0.71
FHLB and other borrowings	53,765	189	1.41	41,124	343	3.33

Total interest bearing liabilities	914,998	1,791	0.79	912,831	2,587	1.13
Noninterest bearing deposits	81,056			72,131
Other liabilities	3,936			4,424

Total liabilities	999,990			989,386
Stockholders’ equity	117,816			113,396

Total liabilities and stockholders’ equity	$1,117,806			$1,102,782

Net interest earnings		$10,784			$11,593

Net interest spread			4.25			4.71
Net interest margin			4.32			4.78

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(dollars in thousands)	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$581,821	$15,133	5.25%	$551,537	$15,261	5.53%
FDIC covered loans, including fees	81,951	5,404	13.30	94,282	8,280	17.56

Total loans	663,772	20,537	6.24	645,819	23,541	7.29
Interest bearing bank balances	18,416	22	0.24	25,032	31	0.24
Federal funds sold	5,859	3	0.10	6,794	4	0.11
Securities (taxable)	296,587	3,783	2.55	275,569	4,116	2.99
Securities (tax exempt)(1)	19,075	473	4.96	12,236	358	5.85

Total earning assets	1,003,709	24,818	4.99	965,450	28,050	5.81
Allowance for loan losses	(13,193)			(14,980)
Non-earning assets	131,084			147,659

Total assets	$1,121,600			$1,098,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand—interest bearing	$244,021	$380	0.31	$237,082	$480	0.41
Savings	80,011	131	0.33	72,102	142	0.39
Time deposits	543,578	2,790	1.03	559,184	3,972	1.42

Total deposits	867,610	3,301	0.77	868,368	4,594	1.06
Federal funds purchased	739	3	0.76	838	3	0.70
FHLB and other borrowings	53,851	381	1.43	41,124	702	3.42

Total interest bearing liabilities	922,200	3,685	0.81	910,330	5,299	1.16
Noninterest bearing deposits	78,319			70,583
Other liabilities	4,026			4,640

Total liabilities	1,004,545			985,553
Stockholders’ equity	117,055			112,576

Total liabilities and stockholders’ equity	$1,121,600			$1,098,129

Net interest earnings		$21,133			$22,751

Net interest spread			4.18			4.65
Net interest margin			4.25			4.71

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The Company did not record a provision for loan losses for the three month and six month periods ended June 30, 2013. The Company records a separate provision for loan losses for its non-covered loan portfolio and its FDIC covered loan portfolio. There was no provision for loan losses on the non-covered loan portfolio for the six month period and quarter ended June 30, 2013. This was the result of increased coverage levels for the ratio of allowance for loan losses to nonperforming loans and the ratio of allowance for loan losses to nonaccrual loans. A decrease in the level of nonperforming assets to loans and OREO and the level of net charge-offs for the periods resulted in the increased coverage levels. These items will be presented in greater detail in the Asset Quality section of this document. There was no provision for loan losses on the FDIC covered loan portfolio during 2013.

The provision for loan losses on non-covered loans was $500,000 for the quarter ended June 30, 2012. The provision for loan losses on non-covered loans was $1.0 million for the six months ended June 30, 2012. The provision for loan losses on the FDIC covered loan portfolio was a $250,000 credit for each of the three months and six months ended June 30, 2012. Improvement in expected losses on the Company’s FDIC covered portfolio resulted in the $250,000 provision benefit during the first quarter of 2012.

There were net charge-offs of $735,000 in the second quarter of 2013 compared with $909,000 in the second quarter of 2012. Total charge-offs for the second quarter of 2013 were $1.3 million compared with $1.1 million in the second quarter of 2012. Recoveries of previously charged-off loans were $567,000 in the second quarter of 2013 compared with $238,000 in the second quarter of 2012.

There were net charge-offs of $1.4 million in the six months ended June 30, 2013 compared with $2.3 million in the six months ended June 30, 2012. Total charge-offs for the first six months of 2013 were $2.2 million compared with $2.7 million for the same period in 2012. Recoveries of previously charged-off loans were $813,000 in the six months ended June 30, 2013 compared with $395,000 in the six months ended June 30, 2012.

Noninterest Income

Year over year, noninterest income decreased $308,000, from $1.3 million in the second quarter of 2012 to $971,000 in the second quarter of 2013. Loss on OREO was the largest contributor to this decrease as losses on the sale and write-down of OREO increased to $418,000 in the second quarter of 2013 compared with $229,000 in the second quarter of 2012. Gains/(loss) on sale of securities reflected gains of $130,000 in the second quarter of 2013 compared with gains of $290,000 for the same period in 2012. Offsetting these year-over-year decreases to noninterest income were increases of $27,000 in service charges on deposit accounts and $14,000 in other noninterest income.

Noninterest income declined $403,000 when comparing the six months ended June 30, 2013 and June 30, 2012. Noninterest income of $1.7 million for the first two quarters of 2013 compared with $2.1 million for the same period in 2012. Loss on OREO increased $642,000 and reflected a loss of $1.0 million for the first six months of 2013 compared with a loss of $406,000 for the same period in 2012. Other noninterest income decreased $68,000 when compared to the first six months of 2012. Offsetting these decreases was an increase in gains on sales of securities of $234,000, as such gains were $174,000 for the first six months of 2012 compared with $408,000 for the same period in 2013. Service charges on deposit accounts increased $73,000 when comparing the year-to-date periods ended June 30, 2013 and June 30, 2012.

Noninterest Expense

Noninterest expenses declined $1.2 million, or 11.6%, when comparing the second quarter of 2013 to the same period in 2012. FDIC indemnification asset amortization decreased $391,000, year over year, from $2.0 million for the second quarter of 2012 to $1.6 million for the same period in 2013. In the second quarter of 2102 there was accelerated amortization resulting from a large payoff of a covered loan accounted for on a cash basis. This payoff also had the effect of increasing the accretable yield in the second quarter of 2012. Other operating expenses declined $373,000, from $1.8 million in the second quarter of 2012 to $1.4 million in the second quarter of 2013. Credit costs arising from the higher level of problem assets in the second quarter of 2012 compared with the same period in 2013 comprise $266,000 of the decrease in other operating expenses. Salaries and employee benefits decreased $276,000, from $4.2 million in the second quarter of 2012 to $3.9 million in the second quarter of 2013. Of this decrease, $178,000 was due to an increase in the amount of credit-related salary expense that is capitalized as deferred loan costs, as a result of higher loan volume. This cost will be amortized over the life of the related loans. FDIC assessment declined $273,000, from $496,000 in the second quarter of 2012 to $223,000 in the second quarter of 2013. The Bank is paying a lower premium to the FDIC on deposit accounts in 2013.

For the six months ended June 30, 2013, noninterest expenses were $18.5 million, a decrease of $2.4 million, or 11.5%, from noninterest expenses of $20.9 million for the six months ended June 30, 2012. Indemnification asset amortization of $3.1 million for the six months ended June 30, 2013 represented a decrease of 20.0% from $3.9 million during the same period in 2012. There has been a lower volume of cash-basis loan payments in 2013 compared with 2012. FDIC assessment declined $690,000, or 63.9%, from $1.1 million for the six months ended June 30, 2012 to $390,000 for the six months ended June 30, 2013, due to lower premium assessments. Other operating expenses declined 14.9%, or $485,000, from $3.3 million for the six months ended June 30, 2012 to $2.8 million for the same period in 2013. Within other operating expenses, credit expense has decreased $305,000 and costs associated with OREO have decreased $166,000. Salaries and employee benefits declined $521,000, or 6.2%, from $8.4 million for the six months ended June 30, 2013 to $7.9 million for the same period in 2012. Of this decrease in salaries and employee benefits, $326,000 is due to an increased level of deferred loan costs from higher loan volume throughout 2013 compared with the first half of 2012.

Income Taxes

Income tax expense was $673,000 for the three months ended June 30, 2013 compared with $473,000 in the second quarter of 2012. For the six months ended June 30, 2013, income tax expense was $1.2 million compared with $863,000 for the same period in 2012.

FINANCIAL CONDITION

General

At June 30, 2013, the Company had total assets of $1.125 billion, a decrease of $28.7 million, or 2.5%, from total assets of $1.153 billion at December 31, 2012. Total loans were $667.2 million at June 30, 2013, increasing $7.1 million from $660.1 million at December 31, 2012 and $25.4 million, or 4.0%, since June 30, 2012. The carrying value of FDIC covered loans declined $5.2 million, or 6.1%, from December 31, 2012 and were $79.5 million at June 30, 2013. Non-covered loans equaled $587.8 million at June 30, 2013, increasing $12.3 million since December 31, 2012. During the second quarter of 2013, total non-covered loans increased by $7.9 million.

Multifamily loans increased $1.2 million during the second quarter of 2013 and increased $8.9 million since December 31, 2012 and $17.3 million, or 85.0%, since June 30, 2012. Residential 1 – 4 family loans of $141.3 million at June 30, 2013 increased $4.0 million during the second quarter of 2013, $5.9 million since year end and $13.0 million since June 30, 2012. Commercial real estate loans increased $5.0 million, or 2.1%, during the second quarter of 2013 and, at $244.8 million at June 30, 2013, represent the Company’s largest loan category.

The Company’s securities portfolio, excluding equity securities, decreased $37.5 million, or 10.7%, from $351.4 million at December 31, 2012 to $313.9 million at June 30, 2013. Realized gains of $408,000 occurred during the first two quarters of 2013 through sales and call activity. The Company took a short-term position in a

$40 million U.S. Treasury issue at December 31, 2012 to fully invest short-term excess cash balances on deposit by local municipal governments. The issue matured in the first quarter of 2013 and is the primary factor for the decrease in securities balances from December 31, 2012. The maturity of these funds was not reinvested but was offset by a decline in public funds.

The Company had cash and cash equivalents of $25.3 million at June 30, 2013, up slightly from $24.1 million at December 31, 2012. There was $1.0 million in Federal funds purchased at June 30, 2013 compared with $5.4 million at December 31, 2012.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $278.1 million at June 30, 2013 and $309.1 million at December 31, 2012. At June 30, 2013, the Company had a net unrealized loss on the AFS portfolio of $1.8 million compared with a net unrealized gain of $5.9 million at December 31, 2012. Of this $7.7 million decrease, 87.0%, or $6.7 million, was a decrease in the Fixed Rate Taxable Municipal category. These securities exhibit more price volatility in a changing interest rate environment, in the Company’s portfolio, because of their longer weighted average life of 7.845 years, than is consistent with other categories contained within the rest of the portfolio. Fixed Rate Taxable Municipal securities comprise 36% of the total investment portfolio at June 30, 2013.

Interest bearing deposits at June 30, 2013 were $864.2 million, a decrease of $32.1 million from December 31, 2012. The only category experiencing growth during 2013 was savings deposits, which increased 7.8%, or $6.1 million, during the first six months of 2013. Time deposits $100,000 and over decreased $21.4 million during the six months ended June 30, 2013 as management did not renew a $20 million public funds certificate of deposit. NOW accounts decreased $7.2 million, or 5.0%, during 2013, and were impacted by seasonality and anticipated outflows of public funds accumulated in the fourth quarter of 2012. NOW accounts have since regained some of this decrease, as balances increased by $9.0 million in the second quarter of 2013. Time deposits less than $100,000 decreased $7.5 million during the first six months of 2013 as management continues to attempt to lower interest expense by repricing certificates of deposit at lower rates. MMDA accounts declined $2.2 million during the first two quarters of 2013.

The Company had Federal Home Loan Bank advances of $49.5 million at June 30, 2013 compared with $49.8 million at December 31, 2012. The blended rate on the average balance of these borrowings was 1.43% during the first six months of 2013.

Stockholders’ equity was $112.8 million at June 30, 2013 and $115.3 million at December 31, 2012. The equity-to-asset ratios were 10.0% at both June 30, 2013 and December 31, 2012.

Asset Quality – non-covered assets

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the loan portfolio.

Non-covered loan quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risks inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and appropriateness of collateral and guarantors, nonperforming loans and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies. See Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section above for further discussion.

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $23.2 million at June 30, 2013 and net charge-offs were $1.4 million for the six months ended June 30, 2013. This compares with nonperforming assets of $32.4 million and net charge-offs of $3.4 million at and for the year ended December 31, 2012.

Nonperforming non-covered loans were $15.6 million at June 30, 2013 compared to $21.6 million at December 31, 2012, a $5.9 million decrease. Additions to nonaccrual loans totaled $1.7 million, primarily attributable to three relationships relating to loans for residential property, totaling $1.1 million, which are secured by real estate. The remaining increase related primarily to smaller residential property relationships, which are also secured by real estate. There were $1.5 million in charge-offs taken during the period centered in commercial real estate loans. There were $3.0 million in paydowns during the period and $2.2 million in loans returned to accruing status. Foreclosures for the period totaled $858,000.

The ratio of the allowance for loan losses to nonperforming assets was 49.59% at June 30, 2013, compared with 39.94% at December 31, 2012. The ratio of allowance for loan losses to total non-covered loans was 1.96% at June 30, 2013, compared with 2.25% at December 31, 2012. The decrease in the allowance for loan losses to total non-covered loans ratio was the result of aggressive charge-offs for non-performing loans and a lesser volume of loans migrating to a non-performing status. This situation has resulted in a stabilization of allowance coverage ratios.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2013 and December 31, 2012, total impaired non-covered loans equaled $17.4 million and $22.4 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012
Nonaccrual loans	$15,644	$21,048
Loans past due 90 days and accruing interest	—	509

Total nonperforming non-covered loans	15,644	21,557
OREO – non-covered	7,593	10,793

Total nonperforming non-covered assets	$23,237	$32,350

Accruing troubled debt restructure loans	$10,716	$9,990
Balances
Specific reserve on impaired loans	1,714	2,656
General reserve related to unimpaired loans	9,809	10,264

Total allowance for loan losses	11,523	12,920
Average loans during quarter, net of unearned income	582,940	556,113
Impaired loans	17,352	22,365
Non-impaired loans	570,405	553,117

Total loans, net of unearned income	587,757	575,482
Ratios
Allowance for loan losses to loans	1.96%	2.25%
Allowance for loan losses to nonperforming assets	49.59	39.94
Allowance for loan losses to nonaccrual loans	73.66	61.38
General reserve to non-impaired loans	1.72	1.86
Nonaccrual loans to loans	2.66	3.66
Nonperforming assets to loans and OREO	3.90	5.52
Net charge-offs for quarter to average loans, annualized	0.50	0.60

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2013, the Company had 18 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Three of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at June 30, 2013 was $13.9 million, of which $3.2 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2013 and December 31, 2012 is below (dollars in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$5,232	$5,562
Commercial	1,421	5,818
Construction and land development	8,465	8,815
Second mortgages	129	141
Multifamily	—	—
Agriculture	223	250

Total real estate loans	15,470	20,586
Commercial loans	114	385
Consumer installment loans	60	77
All other loans	—	—

Total loans	$15,644	$21,048

At June 30, 2013, the Company had 10 construction and land development credit relationships in nonaccrual status. The borrowers for eight of these relationships are residential land developers, and the borrowers under the remaining two relationships are commercial land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2013 was $8.5 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There have been no charge-offs related to these relationships during the first six months of 2013. The total amount of the allowance for loan losses attributed to all 10 relationships was $675,000 at June 30, 2013, or 8.0% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 16.9% at June 30, 2013 compared with 17.0% at December 31, 2012. The tier 1 risk-based capital ratio was 15.7% at June 30, 2013 and 15.8% at December 31, 2012. The Company’s tier 1 leverage ratio was 9.7% at June 30, 2013 and 9.4% at December 31, 2012. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.28% during the three months ended June 30, 2013.

The Company issued shares of Series A Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. As of June 30, 2013, the Company was current in its payment of dividends with respect to the Series A Preferred Stock.

On July 24, 2013, the Company repurchased 4,500 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary. The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $4.5 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares. The repurchase will result in a reduction of $56,000 in the Company’s quarterly dividend payments to the Treasury.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest bearing liabilities. At June 30, 2013 and December 31, 2012, the Company’s interest-earning assets exceeded its interest bearing liabilities by $90.0 million and $76.1 million, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Bank’s exposure to off-balance sheet and balance sheet risk as of June 30, 2013 and December 31, 2012, is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Commitments with off-balance sheet risk:
Commitments to extend credit	$72,978	$64,056
Standby letters of credit	9,444	9,487

Total commitments with off-balance sheet risks	$82,422	$73,543

Commitments with balance sheet risk:
Loans held for sale	$5,653	$1,266

Total commitments with balance sheet risks	5,653	1,266

Total commitments	$88,075	$74,809

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

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of interest rate risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (ALCO of the Bank. In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at June 30, 2013:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(0.1)%	$(51)
+100 bp	(0.4)	(145)
most likely	0	—
-100 bp	0.2	104
-200 bp	(1.5)	(630)

At June 30, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 0.1%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 1.5%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION (Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III President and Chief Executive Officer (principal executive officer)

Date: August 13, 2013

/s/ Bruce E. Thomas
Bruce E. Thomas Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 13, 2013