Form 10-Q
period 2013-09-30
Community Bankers Trust Corp
filed 2013-11-12
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

At September 30, 2013, there were 21,701,131 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,585	$12,502
Interest bearing bank deposits	18,531	11,635

Total cash and cash equivalents	30,116	24,137

Securities available for sale, at fair value	270,637	309,078
Securities held to maturity, at cost (fair value of $34,762 and $45,228, respectively)	32,910	42,283
Equity securities, restricted, at cost	6,403	7,405

Total securities	309,950	358,766

Loans held for sale	25,396	1,266

Loans not covered by FDIC shared-loss agreements	568,960	575,482
Loans covered by FDIC shared-loss agreements	77,270	84,637

Total loans	646,230	660,119
Allowance for loan losses (non-covered loans of $10,653 and $12,920, respectively; covered loans of $484 and $484, respectively)	(11,137)	(13,404)

Net loans	635,093	646,715

FDIC indemnification asset	27,115	33,837
Bank premises and equipment, net	28,078	33,638
Bank premises and equipment held for sale	5,177	—
Other real estate owned, covered by FDIC shared-loss agreements	2,145	3,370
Other real estate owned, non-covered	8,496	10,793
Bank owned life insurance	20,622	15,146
FDIC receivable under shared-loss agreements	330	895
Core deposit intangibles, net	8,600	10,297
Other assets	13,858	14,428

Total assets	$1,114,976	$1,153,288

LIABILITIES
Deposits:
Noninterest bearing	$72,795	$77,978
Interest bearing	695,504	896,340

Total deposits	768,299	974,318

Deposits held for sale	192,199	—
Federal funds purchased and securities sold under agreements to repurchase	7,000	5,412
Federal Home Loan Bank advances	31,503	49,828
Trust preferred capital notes	4,124	4,124
Other liabilities	3,381	4,289

Total liabilities	1,006,506	1,037,971

Commitment and Contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 13,180 and 17,680 shares issued and outstanding, respectively)	13,180	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	(44)	(234)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,701,131 and 21,670,212 shares issued and outstanding, respectively)	217	217
Additional paid in capital	144,595	144,398
Retained deficit	(46,736)	(50,609)
Accumulated other comprehensive (loss) income	(3,779)	2,828

Total stockholders’ equity	108,470	115,317

Total liabilities and stockholders’ equity	$1,114,976	$1,153,288

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest and dividend income
Interest and fees on non-covered loans	$7,513	$7,710	$22,646	$22,971
Interest and fees on FDIC covered loans	3,538	2,931	8,942	11,211
Interest on federal funds sold	—	—	3	4
Interest on deposits in other banks	11	9	33	40
Interest and dividends on securities
Taxable	1,934	2,103	5,717	6,219
Nontaxable	175	119	487	355

Total interest and dividend income	13,171	12,872	37,828	40,800
Interest expense
Interest on deposits	1,568	2,056	4,869	6,650
Interest on federal funds purchased	1	3	4	6
Interest on other borrowed funds	180	280	561	982

Total interest expense	1,749	2,339	5,434	7,638

Net interest income	11,422	10,533	32,394	33,162
Provision for loan losses	—	—	—	750

Net interest income after provision for loan losses	11,422	10,533	32,394	32,412

Noninterest income
Service charges on deposit accounts	741	716	2,105	2,007
Gain on securities transactions, net	38	1,180	446	1,354
Loss on sale of loans held for sale, net	(614)	—	(614)	—
Other	428	575	1,320	1,547

Total noninterest income	593	2,471	3,257	4,908

Noninterest expense
Salaries and employee benefits	4,096	4,028	11,990	12,443
Occupancy expenses	690	708	2,070	2,024
Equipment expenses	276	266	790	831
Legal fees	24	3	75	42
Professional fees	52	74	241	307
FDIC assessment	225	368	615	1,448
Data processing fees	485	473	1,573	1,489
FDIC indemnification asset amortization	1,716	1,579	4,809	5,444
Amortization of intangibles	565	565	1,696	1,695
Other real estate expense	(33)	885	1,206	1,660
Other operating expenses	1,337	1,409	3,837	4,228

Total noninterest expense	9,433	10,358	28,902	31,611

Income before income taxes	2,582	2,646	6,749	5,709
Income tax expense	800	837	2,036	1,700

Net income	$1,782	$1,809	$4,713	$4,009
Dividends paid on preferred stock	208	221	650	663
Accretion of discount on preferred stock	73	55	190	165

Net income available to common stockholders	$1,501	$1,533	$3,873	3,181

Net income per share – basic	$0.07	$0.07	$0.18	$0.15

Net income per share – diluted	$0.07	$0.07	$0.18	$0.15

Weighted average number of shares outstanding
basic	21,707	21,651	21,695	21,640
diluted	21,971	21,743	21,892	21,691

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$1,782	$1,809	$4,713	$4,009

Other comprehensive loss:
Change in unrealized (loss) gain in investment securities	(2,212)	39	(9,565)	1,095
Tax related to unrealized loss (gain) in investment securities	752	(13)	3,252	(372)
Reclassification adjustment for gain in securities sold	(38)	(1,180)	(446)	(1,354)
Tax related to realized gain in securities sold	13	401	152	460

Total other comprehensive loss	(1,485)	(753)	(6,607)	(171)

Total comprehensive income (loss)	$297	$1,056	$(1,894)	$3,838

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(dollars and shares in thousands)

			Discount			Additional		Accumulated Other
	Preferred		on Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2012	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	165	—	—	—	(165)	—	—
Issuance of common stock	—	—	—	29	1	65	—	—	66
Dividends paid on preferred stock	—	—	—	—	—	—	(1,989)	—	(1,989)
Issuance of stock options	—	—	—	—	—	43	—	—	43
Net income	—	—	—	—	—	—	4,009	—	4,009
Other comprehensive loss	—	—	—	—	—	—	—	(171)	(171)

Balance September 30, 2012	$17,680	$1,037	$(289)	21,657	$217	$144,351	$(51,906)	$(2,048)	$113,138

Balance January 1, 2013	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	190	—	—	—	(190)	—	—
Issuance of common stock	—	—	—	31	—	94	—	—	94
Dividends paid on preferred stock	—	—	—	—	—	—	(650)	—	(650)
Issuance of stock options	—	—	—	—	—	103	—	—	103
Redemption of preferred stock	(4,500)	—	—	—	—	—	—	—	(4,500)
Net income	—	—	—	—	—	—	4,713	—	4,713
Other comprehensive loss	—	—	—	—	—	—	—	(6,607)	(6,607)

Balance September 30, 2013	$13,180	$1,037	$(44)	21,701	$217	$144,595	$(46,736)	$(3,779)	$108,470

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(dollars in thousands)

	September 30, 2013	September 30, 2012
Operating activities:
Net income	$4,713	$4,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	2,959	2,981
Issuance of common stock and stock options	197	109
Provision for loan losses	0	750
Amortization of purchased loan premium	933	761
Provision for deferred income taxes	2,036	1,700
Amortization of security premiums and accretion of discounts, net	2,723	2,414
Net gain on sale of securities	(446)	(1,354)
Net loss on sale and valuation of other real estate	982	1,173
Changes in assets and liabilities:
Decrease (increase) in loans held for sale	998	(1,156)
Decrease in other assets	8,755	7,074
Decrease in accrued expenses and other liabilities	(82)	(2,441)

Net cash provided by operating activities	23,768	16,020

Investing activities:
Proceeds from available for sale securities	142,475	159,981
Proceeds from held to maturity securities	9,171	15,359
Proceeds from equity securities	1,334	161
Purchase of available for sale securities	(116,122)	(184,558)
Purchase of equity securities	(332)	(640)
Proceeds from sale of other real estate	5,252	7,709
Improvements and additions of other real estate, net of insurance proceeds	(538)	(791)
Net increase in loans	(17,573)	(17,921)
Principal recoveries of loans previously charged off	960	2,270
Purchase of premises and equipment, net	(1,709)	(203)
Purchase of bank owned life insurance investment	(5,000)	—

Net cash provided by (used in) investing activities	17,918	(18,633)

Financing activities:
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(13,820)	7,265
Net increase in federal funds purchased	1,588	—
Net (decrease) increase in Federal Home Loan Bank borrowings	(18,325)	13,000
Cash dividends paid	(650)	(1,989)
Redemption of preferred stock	(4,500)	—

Net cash (used in) provided by financing activities	(35,707)	18,276

Net increase in cash and cash equivalents	5,979	15,663

Cash and cash equivalents:
Beginning of the period	$24,137	$21,751

End of the period	$30,116	$37,414

	September 30, 2013	September 30, 2012
Supplemental disclosures of cash flow information:
Interest paid	$5,582	$8,149
Income taxes paid	—	120
Transfers of OREO property	2,174	6,914
Transfer of loans held for investment to loans held for sale	25,128	—
Transfer of building premises and equipment to held for sale	6,004	—
Transfer of deposits to held for sale	192,199	—

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 19 full-service offices in Virginia and Maryland as of November 12, 2013. The Bank also operates two loan production offices.

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond and six are located in Maryland along the Baltimore-Washington corridor.

Prior to November 8, 2013, the Bank also had four full-service offices in Georgia. The Bank sold those offices and related deposits to Community and Southern Bank on November 8, 2013. See Note 13 for additional information.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2013, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2013, and the income statement and statement of comprehensive income for the three and nine months ended September 30, 2013. Results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	September 30, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$100,518	$240	$(929)	$99,829
U.S. Gov’t sponsored agencies	487	2	—	489
State, county and municipal	137,396	1,817	(5,069)	134,144
Corporate and other bonds	7,398	62	(52)	7,408
Mortgage backed – U.S. Gov’t agencies	7,777	80	(164)	7,693
Mortgage backed – U.S. Gov’t sponsored agencies	21,156	138	(220)	21,074

Total Securities Available for Sale	$274,732	$2,339	$(6,434)	$270,637

Securities Held to Maturity
State, county and municipal	$11,455	$764	$—	$12,219
Mortgage backed – U.S. Gov’t agencies	7,244	400	—	7,644
Mortgage backed – U.S. Gov’t sponsored agencies	14,211	688	—	14,899

Total Securities Held to Maturity	$32,910	$1,852	$—	$34,762

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,480	$362	$(565)	$153,277
U.S. Gov’t sponsored agencies	500	3	—	503
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other bonds	7,530	96	(8)	7,618
Mortgage backed – U.S. Gov’t agencies	15,192	378	(10)	15,560
Mortgage backed – U.S. Gov’t sponsored agencies	14,349	258	(83)	14,524

Total Securities Available for Sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed – U.S. Gov’t agencies	9,112	615	—	9,727
Mortgage backed – U.S. Gov’t sponsored agencies	21,346	1,188	—	22,534

Total Securities Held to Maturity	$42,283	$2,945	$—	$45,228

The amortized cost and fair value of securities at September 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,414	$3,473	$8,430	$8,336
Due after one year through five years	26,069	27,509	44,084	44,086
Due after five years through ten years	3,427	3,780	137,177	134,930
Due after ten years	—	—	85,041	83,285

Total securities	$32,910	$34,762	$274,732	$270,637

Proceeds from sales of securities available for sale were $12.2 million and $29.8 million during the three months ended September 30, 2013 and 2012, respectively, and $66.8 million and $139.6 million during the nine months ended September 30, 2013 and 2012, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross realized gains	$46	$1,337	$516	$2,062
Gross realized losses	(8)	(157)	(70)	(708)

Net securities gains	$38	$1,180	$446	$1,354

In estimating other than temporary impairments (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2013 and 2012.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The fair value and gross unrealized losses for securities available for sale, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$40,608	$(653)	$32,337	$(276)	$72,945	$(929)
State, county and municipal	86,982	(4,787)	3,497	(282)	90,479	(5,069)
Corporate and other bonds	3,376	(45)	989	(7)	4,365	(52)
Mortgage backed – U.S. Gov’t agencies	2,817	(164)	—	—	2,817	(164)
Mortgage backed – U.S. Gov’t sponsored agencies	13,385	(194)	1,649	(26)	15,034	(220)

Total	$147,168	$(5,843)	$38,472	$(591)	$185,640	$(6,434)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$70,561	$(565)	$—	$—	$70,561	$(565)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	17,404	(271)	—	—	17,404	(271)
Corporate and other bonds	1,485	(8)	—	—	1,485	(8)
Mortgage backed – U.S. Gov’t agencies	1,688	(10)	—	—	1,688	(10)
Mortgage backed – U.S. Gov’t sponsored agencies	4,779	(83)	—	—	4,779	(83)

Total	$95,917	$(937)	$—	$—	$95,917	$(937)

The unrealized losses in the investment portfolio at September 30, 2013 and December 31, 2012 are generally a result of market fluctuations that occur daily. The unrealized losses are from 234 securities at September 30, 2013. Of those, 229 are investment grade, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Five investment grade corporate obligations comprise the remaining securities with unrealized losses at September 30, 2013. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $73.4 million and $111.7 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits and for other purposes required or permitted by law. At each of September 30, 2013 and December 31, 2012, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

3.	LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company’s non-covered loans at September 30, 2013 and December 31, 2012 were comprised of the following (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	% of Non- Covered Loans	Amount	% of Non- Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$140,137	24.63%	$135,420	23.52%
Commercial	233,699	41.07	246,521	42.83
Construction and land development	53,117	9.33	61,127	10.62
Second mortgages	6,577	1.16	7,230	1.26
Multifamily	34,640	6.09	28,683	4.98
Agriculture	8,369	1.47	10,359	1.80

Total real estate loans	476,539	83.75	489,340	85.01
Commercial loans	85,440	15.01	77,835	13.52
Consumer installment loans	5,563	0.98	6,929	1.20
All other loans	1,480	0.26	1,526	0.27

Gross loans	569,022	100.00%	575,630	100.00%

Less unearned income on loans	(62)		(148)

Non-covered loans, net of unearned income	$568,960		$575,482

The Company held $39.7 million and $40.9 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2013 and December 31, 2012, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $2.8 million and $3.4 million at September 30, 2013 and December 31, 2012, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield using the interest method.

At September 30, 2013 and December 31, 2012, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

At September 30, 2013 and December 31, 2012, a portion of the construction and land development loans presented above contained interest reserve provisions. The Company follows standard industry practice to include interest reserves and capitalized interest in a construction loan. This practice recognizes interest as an additional cost of the project and, as a result, requires the borrower to put additional equity into the project. In order to monitor the project throughout its life to make sure the property is moving along as planned to ensure appropriateness of continuing to capitalize interest, the Company coordinates an independent property inspection in connection with each disbursement of loan funds. Until completion, there is generally no cash flow from which to make the interest payment. The Company does not advance additional interest reserves to keep a loan from becoming nonperforming.

There were no significant amounts of interest reserves recognized as interest income on construction loans with interest reserves for each of the three and nine months ended September 30, 2013 and 2012. Nonperforming construction loans with interest reserves were $4.1 million at each of September 30, 2013 and December 31, 2012.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the three and nine months ended September 30, 2013 and 2012. For the three months ended September 30, 2013 and 2012, estimated interest income of $259,000 and $473,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2013 and 2012, estimated interest income of $774,000 and $1.2 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of September 30, 2013 (dollars in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,042	$4,285	$1,023
Commercial	1,025	1,098	233
Construction and land development	4,309	5,464	552
Second mortgages	164	258	31
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	9,540	11,105	1,839
Commercial loans	127	795	17
Consumer installment loans	46	47	9
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	9,713	11,947	1,865

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	1,757	1,838	—
Commercial	1,763	2,002	—
Construction and land development	2,190	4,797	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	208	225	—

Total real estate loans	5,918	8,862	—
Commercial loans	—	—	—
Consumer installment loans	7	7	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	5,925	8,869	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	5,799	6,123	1,023
Commercial	2,788	3,100	233
Construction and land development	6,499	10,261	552
Second mortgages	164	258	31
Multifamily	—	—	—
Agriculture	208	225	—

Total real estate loans	15,458	19,967	1,839
Commercial loans	127	795	17
Consumer installment loans	53	54	9
All other loans	—	—	—

Total impaired loans	$15,638	$20,816	$1,865

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2012 (dollars in thousands):

	Recorded Investment(1)	Unpaid Principal Balance(2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,838	$4,021	$897
Commercial	2,741	2,827	725
Construction and land development	7,412	10,355	850
Second mortgages	124	170	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	14,365	17,953	2,514
Commercial loans	509	582	121
Consumer installment loans	78	79	21
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	14,952	18,614	2,656

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,702	3,094	—
Commercial	3,076	3,281	—
Construction and land development	1,578	1,961	—
Second mortgages	48	48	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	7,404	8,384	—
Commercial loans	—	183	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	7,413	8,576	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	6,540	7,115	897
Commercial	5,817	6,108	725
Construction and land development	8,990	12,316	850
Second mortgages	172	218	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	21,769	26,337	2,514
Commercial loans	509	765	121
Consumer installment loans	87	88	21
All other loans	—	—	—

Total impaired loans	$22,365	$27,190	$2,656

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes average recorded investment of impaired loans for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Mortgage loans on real estate:
Residential 1-4 family	$5,721	$6,843	$6,169	$6,828
Commercial	2,737	9,631	4,302	11,677
Construction and land development	7,482	10,214	7,745	11,006
Second mortgages	162	156	168	187
Multifamily	—	—	—	—
Agriculture	216	54	229	54

Total real estate loans	16,318	26,898	18,613	29,752
Commercial loans	121	699	318	838
Consumer installment loans	56	160	70	150
All other loans	—	—	—	—

Total impaired loans	$16,495	$27,757	$19,001	$30,740

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the three and nine months ended September 30, 2013 and 2012. No significant amounts of interest income were recognized on accruing impaired loans for each of the three and nine months ended September 30, 2013 and 2012.

The following table presents non-covered nonaccruals by loan category as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$4,492	$5,562
Commercial	1,530	5,818
Construction and land development	6,500	8,815
Second mortgages	135	141
Multifamily	—	—
Agriculture	208	250

Total real estate loans	12,865	20,586
Commercial loans	127	385
Consumer installment loans	52	77
All other loans	—	—

Total loans	$13,044	$21,048

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Troubled debt restructures, special mention, and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2013 and December 31, 2012, is set forth in the table below (dollars in thousands):

	September 30, 2013	December 31, 2012
Nonaccruals	$13,044	$21,048
Trouble debt restructure and still accruing	1,648	847
Special mention	290	299
Substandard and still accruing	656	171

Total impaired	$15,638	$22,365

The following tables present an age analysis of past due status of non-covered loans by category as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$827	$4,492	$5,319	$134,818	$140,137	$—
Commercial	465	1,530	1,995	231,704	233,699	—
Construction and land development	51	6,500	6,551	46,566	53,117	—
Second mortgages	181	135	316	6,261	6,577	—
Multifamily	—	—	—	34,640	34,640	—
Agriculture	—	208	208	8,161	8,369	—

Total real estate loans	1,524	12,865	14,389	462,150	476,539	—
Commercial loans	222	127	349	85,091	85,440	—
Consumer installment loans	64	52	116	5,447	5,563	—
All other loans	—	—	—	1,480	1,480	—

Total loans	$1,810	$13,044	$14,854	$554,168	$569,022	$—

	December 31, 2012
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,433	$5,797	$7,230	$128,190	$135,420	$235
Commercial	—	5,818	5,818	240,703	246,521	—
Construction and land development	298	9,089	9,387	51,740	61,127	274
Second mortgages	—	141	141	7,089	7,230	—
Multifamily	—	—	—	28,683	28,683	—
Agriculture	—	250	250	10,109	10,359	—

Total real estate loans	1,731	21,095	22,826	466,514	489,340	509
Commercial loans	85	385	470	77,365	77,835	—
Consumer installment loans	40	77	117	6,812	6,929	—
All other loans	—	—	—	1,526	1,526	—

Total loans	$1,856	$21,557	$23,413	$552,217	$575,630	$509

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Activity in the allowance for loan losses on non-covered loans by segment is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2013
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,938	$(299)	$(119)	$3	$3,523
Commercial	2,508	(69)	—	5	2,444
Construction and land development	2,865	290	(758)	5	2,402
Second mortgages	72	99	(100)	41	112
Multifamily	146	(26)	—	—	120
Agriculture	56	(38)	—	39	57

Total real estate loans	9,585	(43)	(977)	93	8,658
Commercial loans	1,772	6	(5)	39	1,812
Consumer installment loans	141	38	(36)	16	159
All other loans	25	(1)	—	—	24

Total loans	$11,523	$—	$(1,018)	$148	$10,653

	Three Months Ended September 30, 2012
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,901	$792	$(598)	$3	$4,098
Commercial	2,773	104	(1)	4	2,880
Construction and land development	4,506	(1,190)	(93)	1,467	4,690
Second mortgages	233	(28)	—	56	261
Multifamily	216	56	—	—	272
Agriculture	34	10	—	—	44

Total real estate loans	11,663	(256)	(692)	1,530	12,245
Commercial loans	1,574	274	(88)	52	1,812
Consumer installment loans	274	(18)	(39)	14	231
All other loans	15	—	—	—	15

Total loans	$13,526	$—	$(819)	$1,596	$14,303

	Nine Months Ended September 30, 2013
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$(236)	$(280)	$54	$3,523
Commercial	2,482	1,439	(1,492)	15	2,444
Construction and land development	3,773	(1,137)	(915)	681	2,402
Second mortgages	142	24	(100)	46	112
Multifamily	303	(183)	—	—	120
Agriculture	61	(37)	(6)	39	57

Total real estate loans	10,746	(130)	(2,793)	835	8,658
Commercial loans	1,961	75	(302)	78	1,812
Consumer installment loans	195	49	(133)	48	159
All other loans	18	6	—	—	24

Total loans	$12,920	$—	$(3,228)	$961	$10,653

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30, 2012
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,095	$(1,451)	$3	$4,098
Commercial	3,048	403	(639)	68	2,880
Construction and land development	5,729	(1,744)	(923)	1,628	4,690
Second mortgages	296	(91)	—	56	261
Multifamily	224	48	—	—	272
Agriculture	25	19	—	—	44

Total real estate loans	12,773	730	(3,013)	1,755	12,245
Commercial loans	1,810	216	(396)	182	1,812
Consumer installment loans	241	50	(114)	54	231
All other loans	11	4	—	—	15

Total loans	$14,835	$1,000	$(3,523)	$1,991	$14,303

Included in charge-offs for the nine months ended September 30, 2013, was a $500,000 writedown arising from the transfer of a loan from non-covered loans to loans held for sale.

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,081	$2,419	$3,500	$8,222	$131,915	$140,137
Commercial	291	2,153	2,444	8,340	225,359	233,699
Construction and land development	731	1,670	2,401	9,283	43,834	53,117
Second mortgages	39	73	112	253	6,324	6,577
Multifamily	—	144	144	—	34,640	34,640
Agriculture	—	57	57	208	8,161	8,369

Total real estate loans	2,142	6,516	8,658	26,306	450,233	476,539
Commercial loans	22	1,790	1,812	242	85,198	85,440
Consumer installment loans	9	150	159	55	5,508	5,563
All other loans	—	24	24	—	1,480	1,480

Total loans	$2,173	$8,480	$10,653	$26,603	$542,419	$569,022

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,003	$2,982	$3,985	$10,340	$125,080	$135,420
Commercial	864	1,618	2,482	15,636	230,885	246,521
Construction and land development	1,306	2,467	3,773	14,173	46,954	61,127
Second mortgages	29	113	142	234	6,996	7,230
Multifamily	—	303	303	—	28,683	28,683
Agriculture	21	40	61	250	10,109	10,359

Total real estate loans	3,223	7,523	10,746	40,633	448,707	489,340
Commercial loans	125	1,836	1,961	605	77,230	77,835
Consumer installment loans	22	173	195	92	6,837	6,929
All other loans	—	18	18	—	1,526	1,526

Total loans	$3,370	$9,550	$12,920	$41,330	$534,300	$575,630

(1)	The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $11.0 million and $19.0 million at September 30, 2013 and December 31, 2012, respectively. The allowance for loans losses allocated to these loans was $308,000 and $714,000 at September 30, 2013 and December 31, 2012, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $39.7 million and $40.9 million at September 30, 2013 and December 31, 2012, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the composition of non-covered loans by credit quality indicator at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$125,745	$7,476	$6,916	$—	$140,137
Commercial	213,623	12,994	6,926	156	233,699
Construction and land development	39,356	4,478	9,283	—	53,117
Second mortgages	5,810	543	224	—	6,577
Multifamily	34,640	—	—	—	34,640
Agriculture	8,161	—	208	—	8,369

Total real estate loans	427,335	25,491	23,557	156	476,539
Commercial loans	82,038	3,161	241	—	85,440
Consumer installment loans	5,298	210	55	—	5,563
All other loans	1,480	—	—	—	1,480

Total loans	$516,151	$28,862	$23,853	$156	$569,022

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,931	$6,496	$9,993	$—	$135,420
Commercial	209,347	21,540	15,478	156	246,521
Construction and land development	36,261	10,954	13,912	—	61,127
Second mortgages	6,519	477	234	—	7,230
Multifamily	27,514	1,169	—	—	28,683
Agriculture	10,109	—	250	—	10,359

Total real estate loans	408,681	40,636	39,867	156	489,340
Commercial loans	76,148	1,205	482	—	77,835
Consumer installment loans	6,617	220	92	—	6,929
All other loans	1,526	—	—	—	1,526

Total loans	$492,972	$42,061	$40,441	$156	$575,630

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the three months ended September 30 2013, there were no loans modified, that were considered to be TDRs. During the nine months ended September 30, 2013, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the term and lowered the interest rate for this loan, which had a pre- and post-modification balance of $174,000.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

A loan is considered to be in default if it is 90 days or more past due. There was one TDR that had been restructured during the previous 12 months that resulted in default during the three and nine months ended September 30, 2013. This residential 1-4 family loan had a recorded investment of $173,000.

There were two TDRs that had been restructured during the previous 12 months that resulted in default during each of the three and nine months ended September 30, 2012. The following table presents information relating to TDRs that resulted in default during the three and nine months ended September 30, 2012 (dollars in thousands):

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

On September 30, 2013, the Company entered into an agreement to sell $25.1 million of loans in the Georgia branches to Pinnacle Bank at a $250,000 premium (see Note 13). These loans were classified as loans held for sale at September 30, 2013.

At September 30, 2013, the Company had 1-4 family mortgages in the amount of $149.2 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $92.4 million.

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

As of September 30, 2013 and December 31, 2012, the outstanding contractual balance of the covered loans was $123.8 million and $137.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$68,343	88.45%	$74,046	87.47%
Commercial	1,494	1.93	1,986	2.35
Construction and land development	2,957	3.83	3,264	3.86
Second mortgages	4,037	5.22	4,864	5.75
Multifamily	267	0.35	304	0.36
Agriculture	172	0.22	172	0.20

Total real estate loans	77,270	100.00	84,636	99.99
Commercial loans	—	—	—	—
Consumer installment loans	—	—	1	0.01
All other loans	—	—	—	—

Total covered loans	$77,270	100.00%	$84,637	100.00%

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

There was no activity in the allowance for loan losses on covered loans for the three months ended September 30, 2013 and 2012 or the nine months ended September 30, 2013. Activity in the allowance for loan losses on covered loans for nine months ended September 30, 2012 was comprised of the following (dollars in thousands):

	Nine months ended September 30, 2012
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$473	$(274)	$(12)	$9	$196
Commercial	303	(43)	—	—	260
Construction and land development	—	4	(22)	18	—
Multifamily	—	63	(315)	252	—

Total real estate loans	776	(250)	(349)	279	456

Total covered loans	$776	$(250)	$(349)	$279	$456

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$252	$68,343	$252	$74,046
Commercial	232	1,494	232	1,986
Construction and land development	—	2,957	—	3,264
Second mortgages	—	4,037	—	4,864
Multifamily	—	267	—	304
Agriculture	—	172	—	172

Total real estate loans	484	77,270	484	84,636
Commercial loans	—	—	—	—
Consumer installment loans	—	—	—	1
All other loans	—	—	—	—

Total covered loans	$484	$77,270	$484	$84,637

The change in the accretable yield balance for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

Balance, January 1, 2012	$56,310
Accretion	(14,105)
Reclassification from nonaccretable Yield	11,939

Balance, December 31, 2012	54,144
Accretion	(8,938)
Reclassification from nonaccretable Yield	9,012

Balance, September 30, 2013	$54,218

The covered loans are not classified as nonperforming assets as of September 30, 2013, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

5.	FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage assets are to be made quarterly through March 2019, and the reimbursements for losses on other covered assets are to be made quarterly through March 2014. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

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

As discussed above, the shared-loss agreement for assets other than single family one-to-four residential mortgage assets expires March 2014. The portion of the FDIC indemnification asset related to those assets was $383,000 at September 30, 2013, of which $35,000 represented estimated losses to be reimbursed by the FDIC.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents the balances of the FDIC indemnification asset at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2012	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	622	497		497
Decreases:
Net amortization of premium			(6,936)	(6,936)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,321)	(1,057)		(1,057)
OREO sales	(1,140)	(912)		(912)
Reimbursements requested from FDIC	(495)	(396)		(396)
Reforecasted Change in Anticipated Expected Losses	(3,174)	(2,539)	2,539	—

December 31, 2012	$23,205	$18,564	$15,273	$33,837
Increases:
Writedown of OREO property to FMV	150	120		120
Decreases:
Net amortization of premium			(4,809)	(4,809)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,034)	(827)		(827)
OREO sales	(1,171)	(937)		(937)
Reimbursements requested from FDIC	(336)	(269)		(269)
Reforecasted Change in Anticipated Expected Losses	(8,231)	(6,585)	6,585	—

September 30, 2013	$12,583	$10,066	$17,049	$27,115

6.	OTHER INTANGIBLES

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years. The core deposit intangible related to Georgia was written off in conjunction with the sale of those branches (See Note 13).

Other intangible assets are presented in the following table (dollars in thousands):

	September 30, 2013	December 31, 2012

Core deposit intangible	$20,290	$20,290
Accumulated amortization	(11,690)	(9,993)

Balance	$8,600	$10,297

7.	DEPOSITS

The following table provides interest bearing deposit information, by type, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012

NOW	$93,026	$142,923
MMDA	92,814	113,171
Savings	73,996	77,506
Time deposits less than $100,000	222,657	287,422
Time deposits $100,000 and over	213,011	275,318

Total interest bearing deposits	$695,504	$896,340

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

8.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$(1,256)	$(1,038)	$(2,294)
Other comprehensive loss before reclassifications	(1,460)	—	(1,460)
Amounts reclassified from AOCI	(25)	—	(25)

Net current period other comprehensive loss	(1,485)	—	(1,485)

Ending balance	$(2,741)	$(1,038)	$(3,779)

	Three months ended September 30, 2012
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$3,839	$(1,038)	$2,801
Other comprehensive income before reclassifications	26	—	26
Amounts reclassified from AOCI	(779)	—	(779)

Net current period other comprehensive loss	(753)	—	(753)

Ending balance	$3,086	$(1,038)	$2,048

	Nine months ended September 30, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$3,866	$(1,038)	$2,828
Other comprehensive loss before reclassifications	(6,313)	—	(6,313)
Amounts reclassified from AOCI	(294)	—	(294)

Net current period other comprehensive loss	(6,607)	—	(6,607)

Ending balance	$(2,741)	$(1,038)	$(3,779)

	Nine months ended September 30, 2012
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$3,257	$(1,038)	$2,219
Other comprehensive income before reclassifications	723	—	723
Amounts reclassified from AOCI	(894)	—	(894)

Net current period other comprehensive loss	(171)	—	(171)

Ending balance	$3,086	$(1,038)	$2,048

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the effects of reclassifications out of accumulated other comprehensive income on line items of consolidated income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	September 30, 2013	September 30, 2012
Unrealized (gains) losses on securities available for sale	$(38)	$(1,180)	Gain on securities transactions, net
	13	401	Tax expense

	$(25)	$(779)	Net of tax

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Consolidated Statement of Income
	Nine months ended
	September 30, 2013	September 30, 2012
Unrealized (gains) losses on securities available for sale	$(446)	$(1,354)	Gain on securities transactions, net
	152	460	Tax expense

	$(294)	$(894)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2013.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,829	$95,837	$3,992	$—
U.S. Gov’t sponsored agencies	489	—	489	—
State, county and municipal	134,144	—	134,144	—
Corporate and other bonds	7,408	—	7,408	—
Mortgage backed – U.S. Gov’t agencies	7,693	—	7,693	—
Mortgage backed – U.S. Gov’t sponsored agencies	21,074	—	21,074	—

Total investment securities available for sale	270,637	95,837	174,800	—

Loans held for sale	268	—	268	—

Total assets at fair value	$270,905	$95,837	$175,068	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,277	$153,277	$—	$—
U.S. Gov’t sponsored agencies	503	—	503	—
State, county and municipal	117,596	6,742	110,854	—
Corporate and other bonds	7,618	1,009	6,609	—
Mortgage backed – U.S. Gov’t agencies	15,560	—	15,560	—
Mortgage backed – U.S. Gov’t sponsored agencies	14,524	—	14,524	—

Total investment securities available for sale	309,078	161,028	148,050	—

Loans held for sale	1,266	—	1,266	—

Total assets at fair value	$310,344	$161,028	$149,316	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the period ended September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$11,144	$—	$2,973	$8,171
Bank premises and equipment held for sale	5,177	—	5,177	—
Other real estate owned (OREO), non-covered	8,496	—	—	8,496
Other real estate owned (OREO), covered	2,145	—	—	2,145

Total assets at fair value	$26,962	$—	$8,150	$18,812

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$15,552	$—	$4,039	$11,513
Other real estate owned (OREO), non-covered	10,793	—	—	10,793
Other real estate owned (OREO), covered	3,370	—	—	3,370

Total assets at fair value	$29,715	$—	$4,039	$25,676

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2013 and December 31, 2012, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Bank premises and equipment held for sale

The fair value of bank premises and equipment held for sale relates to the pending branch sale (see Note 13) and reflects the value agreed upon in the branch sale agreement.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$32,910	$34,762	$—	$34,762	$—
Loans, non-covered	558,307	564,304	—	556,133	8,171
Loans, covered	76,786	91,882	—	—	91,882
Loans held for sale	25,128	25,379	—	25,379	—
FDIC indemnification asset	27,115	9,878	—	—	9,878

Financial liabilities:
Interest bearing deposits	695,504	697,993	—	697,993	—
Deposits held for sale	192,199	194,755	—	194,755	—
Borrowings	42,627	42,524	—	42,524	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,283	$45,228	$—	$45,228	$—
Loans, non-covered	562,562	569,188	—	557,675	11,513
Loans, covered	84,153	96,024	—	—	96,024
FDIC indemnification asset	33,837	17,477	—	—	17,477

Financial liabilities:
Interest bearing deposits	896,340	872,920	—	872,920	—
Borrowings	53,952	54,569	—	54,569	—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2013. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Loans held for resale

The carrying amounts of loans held for resale approximate fair value except for loans sold related to the Georgia operations (see Note 13). Only those loans are reported in the table above. The fair value disclosed reflects the value agreed upon in the sale agreement.

Loans not covered by FDIC shared-loss agreement (non-covered loans)

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans is consistent with the methodology used for the FASB ASC 820 disclosure for assets recorded at fair value on a nonrecurring basis presented above.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

Deposits held for sale

The fair value of deposits held for sale relates to the pending branch sale (see Note 13) and reflects the value agreed upon in the branch sale agreement.

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

10.	EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments (dollars and shares in thousands, except per share data):

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2013
Shares issued		21,696
Unissued vested restricted stock		11

Basic EPS	$1,501	21,707	$0.07
Effect of dilutive stock awards	—	264	—

Diluted EPS	$1,501	21,971	$0.07

For the three months ended September 30, 2012
Shares issued		21,644
Unissued vested restricted stock		7

Basic EPS	$1,533	21,651	$0.07
Effect of dilutive stock awards	—	92	—

Diluted EPS	$1,533	21,743	$0.07

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the nine months ended September 30, 2013
Shares issued		21,684
Unissued vested restricted stock		11

Basic EPS	$3,873	21,695	$0.18
Effect of dilutive stock awards	—	197	—

Diluted EPS	$3,873	21,892	$0.18

For the nine months ended September 30, 2012
Shares issued		21,633
Unissued vested restricted stock		7

Basic EPS	$3,181	21,640	$0.15
Effect of dilutive stock awards	—	51	—

Diluted EPS	$3,181	21,691	$0.15

Excluded from the computation of diluted earnings per common share were 846,000 and 66,000 common shares issuable under awards, options or warrants during the three and nine months ended September 30, 2013, because their inclusion would be anti-dilutive. Anti-dilutive common shares issuable under awards, options or warrants of 1.3 million were excluded for the three and nine months ended September 30, 2012.

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Under the terms of the Series A Preferred Stock, the Company is required to pay cumulative dividends on a quarterly basis at a rate of 5% per year on such amount through the February 2014 payment. After the February 2014 payment, the dividend rate automatically increases to 9% per year. The Company may defer dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. Deferred dividends also accrue interest at the same rate as the dividend. The failure to pay dividends for six dividend periods triggers the right for the holder of the Series A Preferred Stock to appoint two directors to the Company’s board.

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

As of September 30, 2013, the Company was current in its payment of dividends, payable quarterly in the amount of $165,000, with respect to the Series A Preferred Stock.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

11.	DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010. The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$—	$—	$—	$—
Interest cost	56	62	168	187
Expected return on plan assets	(101)	(102)	(303)	(306)
Recognized net actuarial loss	17	16	51	49

Net periodic benefit cost	$(28)	$(24)	$(84)	$(70)

As of September 30, 2013, there had been no employer contributions for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12.	CONTINGENCIES

See the Annual Report on Form 10-K for the period ended December 31, 2012 for information with respect to transaction-based bonus awards that the Company approved for the Company’s then chief strategic officer in the first quarter of 2010 and paid in the first and second quarters of 2010. There have been no developments to the issues disclosed in the 2010 Form 10-K and, as of November 12, 2013, these issues remain open.

13.	BRANCH SALE

        On August 19, 2013, the Company entered into a definitive agreement to sell the four branches located in Georgia and related deposits to Community & Southern Bank, headquartered in Atlanta, Georgia (the “Branch Sale”). The Branch Sale was completed November 8, 2013. The Branch Sale resulted in the transfer of $193.2 million of deposits and $20,000 of consumer loans associated with such deposits to Community & Southern Bank in exchange for the payment of a deposit premium of $2.6 million. At September 30, 2013, $192.2 million of deposits and $47,000 of consumer loans were classified as held for sale. Certain fixed assets with a fair value at September 30, 2013 of $5.2 million (cost, net of accumulated depreciation of $1.2 million), which were also classified as held for sale, were also sold. In addition, $1.5 million of remaining unamortized intangible assets at September 30, 2013 related to customers and deposits associated with the pending Branch Sale.

The following table summarizes estimated deposits at September 30, 2013 related to the Branch Sale (dollars in thousands):

Deposits
Noninterest bearing	$16,140
Interest bearing	176,059

Total deposits	$192,199

On September 30, 2013, the Company entered into a definitive agreement to sell up to $25.1 million in loans held at the Georgia branches to Pinnacle Bank, headquartered in Elberton, Georgia (the “Loan Sale”) at a premium of 1.0%. These loans were classified as held for sale at September 30, 2013 and were carried at the lower of cost or fair value. The Loan Sale was completed October 25, 2013, at which time $24.3 million in loans were sold.

The following summarizes estimated loans at September 30, 2013 related to the Loan Sale (dollars in thousands):

Mortgage loans on real estate:
Residential 1-4 family	$2,642
Commercial	16,658
Construction and land development	2,740
Second mortgages	41
Multifamily	1,807
Agriculture	—

Total real estate loans	23,888
Commercial loans	714
Consumer installment loans	445
All other loans	—

Gross loans	25,047

Net deferred costs	34

Total loans	$25,081

Based on the premiums outlined above, the Company recorded a net gain on the two transactions combined of $254,000 subsequent to September 30, 2013. This gain was net of the deposit premium of $2.6 million, a write off of $1.5 million of existing core deposit intangibles, a $827,000 loss on the sale of fixed assets, a $243,000 gain on the sale of loans and $259,000 in transaction related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2013 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2013 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

The Company is a bank holding company that was incorporated under Delaware law on April 6, 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 19 full-service offices in Virginia,and Maryland as of November 12, 2013. The Bank also operates two loan production offices.

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond and six are located in Maryland along the Baltimore-Washington corridor.

Prior to November 8, 2013, the Bank also had four full-service offices in Georgia. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013. See Note 13 to the Company’s financial statements for information related to the branch sale.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and benefits, occupancy and equipment costs, professional fees, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes may materially affect net income.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the performance of vendors or other parties with which the Company does business;

•	time and costs associated with implementing acquisitions, divestitures and similar transactions;

•	the realization of gains and expense savings from acquisitions, divestitures and similar transactions;

•	the Company’s compliance with, and the timing of future reimbursements from the FDIC to the Company under, the shared-loss agreements;

•	assumptions and estimates that underlie the accounting for loan pools under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	levels of fraud in the banking industry;

•	the level of attempted cyber attacks in the banking industry;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	the ability of the Company to comply with regulatory actions, and the costs associated with doing so;

•	management’s evaluation of assets on a periodic basis, and any resulting impairment charges, under applicable accounting standards;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable. Included in deferred tax assets are the tax benefits derived from net operating loss carryforwards totaling $1.5 million. Management expects to utilize all of these carryforward amounts prior to expiration.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.8 million for the third quarter of 2013. This compares with net income of $1.8 million in the third quarter of 2012. Net income available to common stockholders was $1.5 million in the third quarter of 2013 compared with net income available to common stockholders of $1.5 million in the third quarter of 2012. Earnings per common share, basic and fully diluted, were $0.07 per share for the third quarter of 2013 compared with $0.07 per share for the third quarter of 2012.

The decrease of $27,000 in net income year over year was driven by a decrease in noninterest expense of $925,000, or 8.9%. Other operating expenses declined $990,000, from $2.3 million in the third quarter of 2012 to $1.3 million in the third quarter of 2013. Fewer losses or write-downs on the sale or disposition of OREO properties is the main contributor to the decline in other operating expenses. Additionally, FDIC assessment charges declined $143,000, or 38.9%, over these time frames. These declines were partially offset by slight increases in FDIC indemnification asset amortization and salaries and wages. FDIC indemnification asset amortization increased $137,000, or 8.7%, while salaries and employee benefits increased by $68,000, or 1.7%, during the same time frame.

For the nine months ended September 30, 2013, net income was $4.7 million compared with $4.0 million for the same period in 2012. Net income improved $704,000, or 17.6%, and was driven by a reduction of $2.7 million in noninterest expenses that was partially offset by a $1.7 million decrease in noninterest income. Earnings per common share, basic and fully diluted, were $0.18 and $0.15 for the first nine months of 2013 and 2012, respectively. Fully diluted earnings per share increased sequentially each quarter of 2013 and were $0.05 in the first quarter, $0.06 in the second quarter and $0.07 in the third quarter.

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

Year-over-year, net interest income increased $889,000, or 8.4%, from $10.5 million in the third quarter of 2012 to $11.4 million in the third quarter of 2013. This was primarily the result of an increase in the Company’s net interest spread, from 4.25% in the third quarter of 2012 to 4.49% in the third quarter of 2013. The most significant factor influencing the positive change in the interest spread year-over-year was a 27 basis point decline in the cost of interest bearing liabilities. Additionally, the Company received a pay-off on a commercial acquisition and development (A&D) loan in the FDIC covered loan portfolio during the third quarter of 2013. The pool of A&D loans was written down to a $0 carrying value in 2011, and thus any disposition or settlement results in dollar-for-dollar interest income recognition. In this instance, the Bank recognized $895,000 in interest income. The Company’s net interest margin improved 23 basis points from 4.32% in the third quarter of 2012 to 4.55% for the same period in 2013.

For the nine months ended September 30, 2013, net interest income of $32.4 million decreased $768,000, or 2.3%, from net interest income of $33.2 million for the first nine months of 2012. The Company’s net interest spread declined from 4.51% for the first nine months of 2012 to 4.28% for the same period in 2013. While the cost of interest bearing liabilities declined from 1.12% to 0.79% during the comparison period, the yield on earning assets declined by 56 basis points to 5.07% for the nine month period in 2013. The result was a net interest margin of 4.35% for the first nine months of 2013 compared with 4.58% for the first nine months in 2012.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2013 and 2012. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

(dollars in thousands)	Three months ended September 30, 2013			Three months ended September 30, 2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$592,172	$7,513	5.03%	$556,355	$7,710	5.54%
FDIC covered loans, including fees	77,497	3,538	18.11	91,036	2,931	12.88

Total loans	669,669	11,051	6.55	647,391	10,641	6.57
Interest bearing bank balances	17,416	11	0.27	16,057	9	0.23
Federal funds sold	1,391	—	0.10	842	—	0.10
Securities (taxable)	293,941	1,934	2.63	304,075	2,103	2.77
Securities (tax exempt)(1)	21,636	265	4.89	12,725	179	5.66

Total earning assets	1,004,053	13,261	5.24	981,090	12,932	5.27
Allowance for loan losses	(11,932)			(14,129)
Non-earning assets	129,392			140,065

Total assets	1,121,513			1,107,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand—interest bearing	$245,660	$194	0.31%	$239,089	$190	0.32%
Savings	85,836	75	0.35	74,785	56	0.30
Time deposits	535,699	1,299	0.96	555,894	1,810	1.30

Total deposits	867,195	1,568	0.72	869,768	2,056	0.95
Federal funds purchased	654	1	0.68	1,872	3	0.72
FHLB and other borrowings	55,344	180	1.28	43,874	280	2.56

Total interest bearing liabilities	923,193	1,749	0.75	915,514	2,339	1.02
Noninterest bearing deposits	84,428			72,300
Other liabilities	3,808			4,623

Total liabilities	1,011,429			992,437
Stockholders’ equity	110,084			114,589

Total liabilities and stockholders’ equity	$1,121,513			$1,107,026

Net interest earnings		$11,512			$10,593

Net interest spread			4.49%			4.25%
Net interest margin			4.55%			4.32%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(dollars in thousands)	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$585,304	$22,646	5.17%	$553,154	$22,971	5.54%
FDIC covered loans, including fees	80,450	8,942	14.86	93,192	11,211	16.04

Total loans	665,754	31,588	6.34	646,346	34,182	7.05
Interest bearing bank balances	18,079	33	0.25	22,019	40	0.24
Federal funds sold	4,353	3	0.10	4,796	4	0.11
Securities (taxable)	295,689	5,717	2.58	285,140	6,219	2.91
Securities (tax exempt)(1)	19,938	738	4.93	12,400	537	5.78

Total earning assets	1,003,813	38,079	5.07	970,701	40,982	5.63
Allowance for loan losses	(12,763)			(14,694)
Non-earning assets	130,516			146,689

Total assets	$1,121,566			$1,102,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand—interest bearing	$244,573	$574	0.31%	$237,756	$671	0.38%
Savings	81,974	207	0.34	73,003	198	0.36
Time deposits	540,923	4,088	1.01	558,079	5,781	1.38

Total deposits	867,470	4,869	0.75	868,838	6,650	1.02
Federal funds purchased	710	4	0.73	1,185	6	0.71
FHLB and other borrowings	54,354	561	1.38	42,047	982	3.12

Total interest bearing liabilities	922,534	5,434	0.79	912,070	7,638	1.12
Noninterest bearing deposits	80,377			71,148
Other liabilities	3,954			4,637

Total liabilities	1,006,865			987,855
Stockholders’ equity	114,701			114,841

Total liabilities and stockholders’ equity	$1,121,566			$1,102,696

Net interest earnings		$32,645			$33,344

Net interest spread			4.28%			4.51%
Net interest margin			4.35%			4.58%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The Company did not record a provision for loan losses for the three month and nine month periods ended September 30, 2013. The Company records a separate provision for loan losses for its non-covered loan portfolio and its FDIC covered loan portfolio. There was no provision for loan losses on the non-covered loan portfolio for the nine month period and quarter ended September 30, 2013. This was the result of increased coverage levels for the ratio of allowance for loan losses to nonperforming loans and the ratio of allowance for loan losses to nonaccrual loans. A decrease in the level of nonperforming assets to loans and OREO and the level of net charge-offs for the periods resulted in the increased coverage levels. These items will be presented in greater detail in the Asset Quality section of this document. There was no provision for loan losses on the FDIC covered loan portfolio during 2013.

The Company recorded a provision for loan losses of $750,000 for the first nine months of 2012. The provision for loan losses on non-covered loans was $1.0 million for the nine months ended September 30, 2012. The provision for loan losses on the FDIC covered loan portfolio was $0 for the three months and a $250,000 credit for the nine months ended September 30, 2012. Improvement in expected losses on the Company’s FDIC covered portfolio resulted in the $250,000 provision benefit during the first quarter of 2012.

There were net charge-offs of $870,000 in the third quarter of 2013 compared with a net recovery of $777,000 in the third quarter of 2012. Total charge-offs for the third quarter of 2013 were $1.0 million compared with $819,000 in the third quarter of 2012. Recoveries for the third quarter of 2013 were $148,000 compared with $1.6 million in the third quarter of 2012.

There were net charge-offs of $2.3 million in the nine months ended September 30, 2013 compared with $1.5 million in the nine months ended September 30, 2012. Total charge-offs for the first nine months of 2013 were $3.2 million compared with $3.5 million for the same period in 2012. Recoveries of previously charged-off loans were $961,000 in the nine months ended September 30, 2013 compared with $2.0 million in the nine months ended September 30, 2012.

Noninterest Income

Year-over-year, noninterest income decreased $1.9 million, or 76.0%, from $2.5 million in the third quarter of 2012 to $593,000 in the third quarter of 2013. The loss on the loan sale mentioned above coupled with a reduction in realized gains on sales of securities resulted in this decline. Realized gains on sale of securities was $38,000 in the third quarter of 2013 compared with realized gains of $1.2 million for the same period in 2012. This equaled a decline of $1.1 million, or 96.8%, year-over-year.

Noninterest income declined $1.7 million, or 33.6%, for the nine month comparison periods ended September 30, 2012 and September 30, 2013. Noninterest income of $3.3 million for the first three quarters of 2013 compares with $4.9 million for the same period in 2012. A decrease of $908,000 in gains on sales of securities represents the largest decrease. Realized gains were $1.4 million for the first nine months of 2012 compared with $446,000 for the same period in 2013. During 2012, securities gains were realized as the Company repositioned the portfolio to mitigate interest rate risk in a higher rate environment. In a higher rate environment, the liquidity of fixed rate securities is compromised and interest rate risk increases. Management shifted from mortgage-backed securities to floating rate securities issued by the Small Business Administration (SBA) and high quality state, county, and municipalities. The other primary driver for the decline in noninterest income was related to the aforementioned loss on the sale of a loan taken in the third quarter of 2013.

Noninterest Expense

Noninterest expenses declined $925,000, or 8.9%, when comparing the third quarter of 2013 to the same period in 2012. Other operating expenses declined $990,000, from $2.3 million in the third quarter of 2012 to $1.3 million in the third quarter of 2013. Fewer losses or write-downs on the sale or disposition of OREO properties is the main contributor to the decline in other operating expenses. Additionally, FDIC assessment charges declined $143,000, or 38.9%, over these time frames. These declines were partially offset by slight increases in FDIC indemnification asset amortization and salaries and wages. FDIC indemnification asset amortization increased $137,000, or 8.7%, while salaries and employee benefits increased by $68,000, or 1.7%, during the same time frame.

For the nine months ended September 30, 2013, noninterest expenses were $28.9 million, a decrease of $2.7 million, or 8.6%, from noninterest expenses of $31.6 million for the nine months ended September 30, 2012. Other operating expenses declined 14.3%, or $845,000, from $5.9 million for the nine months ended September 30, 2012 to $5.0 million for the same period in 2013. FDIC assessment declined $833,000, or 57.5%, from $1.4 million for the nine months ended September 30, 2012 to $615,000 for the nine months ended September 30, 2013. Indemnification asset amortization of $4.8 million for the nine months ended September 30, 2013 represented a decrease of 11.7% from $5.4 million during the same period in 2012. Lastly, salaries and employee benefits were down $453,000, or 3.6%, for the same time frame.

Income Taxes

Income tax expense was $800,000 for the three months ended September 30, 2013, compared with income tax expense of $837,000 in the third quarter of 2012. For the nine months ended September 30, 2013, income tax expense was $2.0 million compared with $1.7 million for the same period in 2012.

FINANCIAL CONDITION

General

At September 30, 2013, the Company had total assets of $1.115 billion, a decrease of $38.3 million, or 3.3%, from total assets of $1.153 billion at December 31, 2012. Total loans were $646.2 million at September 30, 2013, decreasing $13.9 million from $660.1 million at December 31, 2012 and $2.4 million since September 30, 2012. This decline is solely attributable to the re-classification of the Georgia loan portfolio to loans held for sale. Otherwise, loan growth has been steady for the Company during 2013 and would have been $18.9 million, excluding the Georgia-based portfolio. As anticipated, the carrying value of FDIC covered loans declined $7.4 million, or 8.7%, from December 31, 2012 and were $77.3 million at September 30, 2013. Non-covered loans equaled $569.0 million at September 30, 2013 compared to $575.5 million at December 31, 2012

The Company’s securities portfolio, excluding equity securities, decreased $47.8 million, or 13.6%, from $351.4 million at December 31, 2012 to $303.5 million at September 30, 2013. Realized gains were $446,000 during the first three quarters of 2013 through sales and call activity. The Company took a short-term position in a $40 million U.S. Treasury issue at December 31, 2012 to fully invest short-term excess cash balances on deposit by local municipal governments. The issue matured in the first quarter of 2013 and is the primary factor for the decrease in securities balances from December 31, 2012. The maturity of these funds was not reinvested but was offset by a decline in public funds.

The Company had cash and cash equivalents of $30.1 million at September 30, 2013, increasing $6.0 million or 24.8% from $24.1 million at December 31, 2012. There were $7.0 million in Federal funds purchased at September 30, 2013 compared with $5.4 million at December 31, 2012.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $270.6 million at September 30, 2013 and $309.1 million at December 31, 2012. At September 30, 2013, the Company had a net unrealized loss on the AFS portfolio of $4.1 million compared with a net unrealized gain of $5.9 million at December 31, 2012. Of this $10.0 million decrease, 81.0%, or $8.1 million, was a decrease in the Fixed Rate Taxable Municipal category. These securities exhibit more price volatility in a changing interest rate environment, in the Company’s portfolio, because of their longer weighted average life of 7.868 years, than is consistent with other categories contained within the rest of the portfolio. Fixed Rate Taxable Municipal securities comprise 41% of the total investment portfolio at September 30, 2013.

Interest bearing deposits at September 30, 2013 were $695.5 million, a decrease of $200.8 million from December 31, 2012. This decline is the direct result of the reclassification of $176.0 million of interest bearing deposits to deposits held for sale in connection with the sale of the Georgia operations.

The Company had Federal Home Loan Bank advances of $31.5 million at September 30, 2013 compared with $49.8 million at December 31, 2012. The blended rate on the average balance of these borrowings was 1.38% during the first nine months of 2013, down from 3.12% for the same period in 2012.

Stockholders’ equity was $108.5 million at September 30, 2013 and $115.3 million at December 31, 2012. During the third quarter, the Bank retired $4.5 million of its outstanding TARP preferred stock, which lowered its equity base. However, the equity-to-asset ratios remained solid at 9.7% and 10.0%, respectively, at September 30, 2013 and December 31, 2012.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $21.5 million at September 30, 2013 and net charge-offs were $2.3 million for the nine months ended September 30, 2013. This compares with nonperforming assets of $32.4 million and net charge-offs of $3.4 million at and for the year ended December 31, 2012.

Nonperforming non-covered loans were $13.0 million at September 30, 2013 compared to $21.6 million at December 31, 2012, a $8.5 million decrease. Additions to nonaccrual loans totaled $2.1 million, primarily attributable to three relationships relating to loans for residential property, totaling $1.1 million, which are secured by real estate. The remaining increase related primarily to smaller residential property relationships, which are also secured by real estate. There were $2.5 million in charge-offs taken during the period centered in commercial real estate loans. There were $3.6 million in paydowns during the period and $2.3 million in loans returned to accruing status. Foreclosures for the period totaled $1.7 million.

The ratio of the allowance for loan losses to nonperforming assets was 49.45% at September 30, 2013, compared with 39.94% at December 31, 2012. The ratio of allowance for loan losses to total non-covered loans was 1.87% at September 30, 2013, compared with 2.25% at December 31, 2012. The decrease in the allowance for loan losses to total non-covered loans ratio was the result of aggressive charge-offs for non-performing loans and a lesser volume of loans migrating to a non-performing status. This situation has resulted in a stabilization of allowance coverage ratios.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2013 and December 31, 2012, total impaired non-covered loans equaled $15.6 million and $22.4 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
Nonaccrual loans	$13,044	$21,048
Loans past due 90 days and accruing interest	—	509

Total nonperforming non-covered loans	13,044	21,557
OREO – non-covered	8,496	10,793

Total nonperforming non-covered assets	$21,540	$32,350

Accruing troubled debt restructure loans	$9,530	$9,990
Balances
Specific reserve on impaired loans	1,865	2,656
General reserve related to unimpaired loans	8,788	10,264

Total allowance for loan losses	10,653	12,920
Average loans during quarter, net of unearned income	592,172	556,113
Impaired loans	15,638	22,365
Non-impaired loans	553,322	553,117

Total loans, net of unearned income	568,960	575,482
Ratios
Allowance for loan losses to loans	1.87%	2.25%
Allowance for loan losses to nonperforming assets	49.45	39.94
Allowance for loan losses to nonaccrual loans	81.67	61.38
General reserve to non-impaired loans	1.59	1.86
Nonaccrual loans to loans	2.29	3.66
Nonperforming assets to loans and OREO	3.73	5.52
Net charge-offs for quarter to average loans, annualized	0.59	0.60

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2013, the Company had 17 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Four of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at September 30, 2013 was $11.4 million, of which $1.8 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2013 and December 31, 2012 is below (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$4,492	$5,562
Commercial	1,530	5,818
Construction and land development	6,500	8,815
Second mortgages	135	141
Multifamily	—	—
Agriculture	208	250

Total real estate loans	12,865	20,586
Commercial loans	127	385
Consumer installment loans	52	77
All other loans	—	—

Total loans	$13,044	$21,048

At September 30, 2013, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for seven of these relationships are residential land developers, and the borrowers under the remaining two relationships are commercial land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2013 was $6.5 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There was one charge-off of $590,000 related to these relationships during the first nine months of 2013. The total amount of the allowance for loan losses attributed to all eight relationships was $552,000 at September 30, 2013, or 8.5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 16.7% at September 30, 2013 compared with 17.0% at December 31, 2012. The tier 1 risk-based capital ratio was 15.5% at September 30, 2013 and 15.8% at December 31, 2012. The Company’s tier 1 leverage ratio was 9.5% at September 30, 2013 and 9.4% at December 31, 2012. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.27% during the three months ended September 30, 2013.

The Company issued shares of Series A Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. As of September 30, 2013, the Company was current in its payment of dividends with respect to the Series A Preferred Stock.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest-earning assets and interest bearing liabilities. At September 30, 2013 and December 31, 2012, the Company’s interest-earning assets exceeded its interest bearing liabilities by $85.9 million and $76.1 million, respectively.

As a result of the sale of the Georgia branches on November 8, 2013, the Company submitted net proceeds of $184.8 million to Community & Southern Bank, as the Bank surrendered the cash represented by the deposit liabilities payable to the Georgia depositors. The Company funded this transaction with excess cash accumulated since announcing the transaction, as well as through a laddering of maturities of brokered certificates of deposit and borrowings from the Federal Home Loan Bank of Atlanta. These maturities range from slightly over two months to three years after the closing date.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2013 and December 31, 2012, is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Commitments with off-balance sheet risk:
Commitments to extend credit	$74,565	$64,056
Standby letters of credit	9,771	9,487

Total commitments with off-balance sheet risks	$84,336	$73,543

Commitments with balance sheet risk:
Loans held for sale	$25,396	$1,266

Total commitments with balance sheet risks	25,396	1,266

Total commitments	$109,732	$74,809

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at September 30, 2013:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(6.6)%	$(2,672)
+100 bp	(3.7)	(1,512)
most likely	0	—
-100 bp	0.3	104
-200 bp	(1.3)	(519)

At September 30, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 6.6%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 1.3%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2013
/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 12, 2013