Form 10-K
period 2013-12-31
Community Bankers Trust Corp
filed 2014-03-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive, Suite 200 Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $75,898,238

On February 28, 2014, there were 21,712,846 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s 2014 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

ITEM 1.	BUSINESS

GENERAL

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated in 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 19 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

The Bank was established in 1926. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond, and six are located in Maryland along the Baltimore-Washington corridor.

Prior to November 8, 2013, the Bank also had four full-service offices in Georgia. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013.

Essex Services, Inc. is a wholly-owned subsidiary of the Bank. Essex Services and its financial consultants offer a broad range of investment products and alternatives through an affiliation with Infinex Investments, Inc., an independent broker-dealer. It also offers insurance products through an ownership interest in Bankers Insurance, LLC, an independent insurance agency. Essex Services was formed to sell title insurance to the Bank’s mortgage loan customers.

The Company’s corporate headquarters are located at 4235 Innslake Drive, Suite 200, Glen Allen, Virginia 23060. The Company expects to relocate its corporate headquarters to 9954 Mayland Drive, Suite 2100, Richmond, Virginia 23233, on March 31, 2014. The telephone number of the corporate headquarters is (804) 934-9999.

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESXB”.

STRATEGY

The Company’s strategy is to be recognized as the premier provider of financial services by exceeding the service expectations of all of its customers and shareholders while creating a rewarding environment for its employees. The Company will accomplish this goal while operating in a safe and sound manner to provide a desirable return to its investors.

The Company has adopted and implemented a formal strategic plan that centers on the following key issues:

•	Ensuring profitable controlled growth and consistent improvement in client delivery standards

•	Improving the overall risk profile of the Bank through enterprise risk management

•	Solidifying strong management practices and oversight

During 2013, the Company remained focused on expanding its core operations, improving its loan ratios and increasing profits. The sale of the Georgia branches accelerated a strategic focus on growth in its core markets, as the Company consolidates into markets around its core franchise where it can gain a competitive advantage and pursue robust loan and deposit growth. The Company expects to accomplish this growth through a combination of de novo branching, expansion of loan production offices and possible acquisitions that are immediately accretive in value.

Other specific priorities, as outlined in the Company’s strategic plan, include the following matters:

•	Organically growing the size of the loan portfolio

•	Changing the deposit mix to more transaction-based accounts by adding additional demand deposits

•	Significantly reducing costs associated with non-performing assets and other real estate owned

•	Enhancing the delivery system of its fee-based products

•	Continuing to control non-interest expense through better technology use and other efficiencies in processes

The Company believes that the continued successful execution on its strategies will enhance the major profit drivers of the Bank by increasing interest income and improving its efficiency and result in overall loan growth for better utilization of assets. All of these factors will lead to an increase in profitability for shareholders.

OPERATIONS

The Company’s operating strategy is delineated by business lines and by the functional support areas that help accomplish the stated goals and financial budget of the organization. A major component of future income is growth in three core business lines – retail and small business banking, commercial and industrial banking and real estate lending. These core businesses, combined with the Company’s geographic locations, dictate the market position that the Company needs to take to be successful. The majority of new loan growth will occur in all three lines, although the retail segment primarily provides the funding through core deposit relationship growth.

Retail and Small Business Banking

The Company markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Company attracts new customers by making its service through these distributions points convenient. All of the Company’s existing markets are prime targets for expanding the consumer side of its business with full loan and deposit relationships, and the Company has restructured its retail group to accommodate growth. In addition, the Company is focused on potential growth in new market areas in which it currently operates loan production offices.

Commercial and Industrial Banking

In the commercial and industrial banking group, the Company focuses on small to mid-sized business customers (sales of $5 million to $15 million each year) who are not targeted by larger banks and for whom smaller community banks have limited expertise. The Company has an experienced team with a strong loan pipeline. The typical relationship consists of working capital lines and equipment loans with the primary deposit accounts of the customer. Most of these relationships will be new to the Company and create strong and positive growth potential.

Commercial Real Estate Lending

The Company has historically held a significant concentration in real estate loans. The current strategy is to manage the existing real estate acquisition, development and construction loans and add income producing property loans to the real estate portfolio. The Company originates both owner occupied and non-owner occupied borrowings where the cash flows provide significant debt coverage for the relationship.

COMPETITION

Within its market areas in Virginia and Maryland, the Company operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings banks and other financial institutions, including non-bank competitors, many of which possess substantially greater financial resources than those available to the Company. Many of these institutions have significantly higher lending limits than the Company. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Company, will not establish operations in its service area. The financial services industry remains highly competitive and is constantly evolving.

The activities in which the Company engages are highly competitive. Financial institutions such as credit unions, consumer finance companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition that the Company faces. Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business. The tax-free status granted to credit unions provides them a significant competitive advantage. Many of the largest banks operating in Virginia and Maryland, including some of the largest banks in the country, have offices in the Company’s market areas. Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to the Company. The Company faces competition from institutions that offer products and services that it does not or cannot currently offer. Some institutions with which the Company competes offer interest rate levels on loan and deposit products that the Company is unwilling to offer due to interest rate risk and overall profitability concerns. The Company expects the level of competition to increase.

Factors such as rates offered on loan and deposit products, types of products offered, and the number and location of branch offices, as well as the reputation of institutions in the market, affect competition for loans and deposits. The Company emphasizes customer service, establishing long-term relationships with its customers, thereby creating customer loyalty, and providing adequate product lines for individuals and small to medium-sized business customers.

The Company would not be materially or adversely impacted by the loss of a single customer. The Company is not dependent upon a single or a few customers.

CORPORATE HISTORY

The Company was initially formed as a special purpose acquisition company under the name “Community Bankers Acquisition Corp.” As a “Targeted Acquisition Corporation”SM or “TAC,”SM the Company was formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry. In May 2008, the Company acquired each of TransCommunity Financial Corporation, a Virginia corporation (TFC), and BOE Financial Services of Virginia, Inc., a Virginia corporation (BOE). The Company changed its corporate name in connection with the acquisitions.

Formed in 2001, TFC was a financial holding company and the parent company of TransCommunity Bank, N.A. Until June 2007, TFC was the holding company for four separately-chartered banking subsidiaries — Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge. In June 2007, these four subsidiaries were consolidated into a new TransCommunity Bank, N.A. Each former subsidiary then operated as a division of TransCommunity Bank, but retained its name and local identity in the community that it served.

BOE was incorporated under Virginia law in 2000 to become the holding company for the Bank.

In connection with the May 2008 mergers, each of the Bank and TransCommunity Bank, N.A. became a wholly-owned subsidiary of the Company, and they were operated initially as separate banking subsidiaries. In July 2008, TransCommunity Bank was consolidated into the Bank under the Bank’s state charter. Until 2010, the former branch offices of TFC operated as separate divisions under the Bank’s charter, using the names of TFC’s former banking subsidiaries.

In November 2008, the Bank acquired certain fixed assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (TCB), a Georgia state-chartered bank, following its failure. The transaction was consummated pursuant to a Purchase and Assumption Agreement by and among the FDIC, both as Receiver for TCB and in its corporate capacity, and the Bank. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013.

In January 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (SFSB), following its failure. The transaction was consummated pursuant to a Purchase and Assumption Agreement by and among the FDIC, both as Receiver for SFSB and in its corporate capacity, and the Bank. The Bank entered into a shared loss arrangement with the FDIC with respect to loans and real estate assets acquired.

On January 1, 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. As a result of the reincorporation, the Company’s corporate affairs are now governed by Virginia law. The purpose of the reincorporation to Virginia is expected annual cost savings of over $175,000 that the Company will realize from the difference between Delaware’s franchise tax and Virginia’s annual corporate fee. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation. In addition, all of the issued and outstanding shares of the Company’s common stock and preferred stock, including the TARP preferred stock, are now shares of a Virginia corporation. The reincorporation had no effect on the Bank and its operations.

TARP INVESTMENT

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a related common stock warrant to the United States Department of the Treasury (the “Treasury”) for a total price of $17,680,000. The issuance and receipt of proceeds from the Treasury were made under its voluntary Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital. The Series A Preferred Stock has a liquidation amount per share equal to $1,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may defer dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. The common stock warrant permits the Treasury to purchase 780,000 shares of common stock at an exercise price of $3.40 per share.

In 2010, 2011 and 2012, the Company deferred various payments of its regular quarterly cash dividend with respect to the Series A Preferred Stock as it was in the process of resolving certain regulatory concerns. The payment of dividends on the Series A Preferred Stock had also been subject to approval of the Company’s regulators, as set forth in a written agreement, which terminated in December 2012. As of December 31, 2013, the Company was current in its payment of dividends with respect to the Series A Preferred Stock. Following the dividend payment in February 2014, the dividend rate automatically increased to 9% per year.

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary. The form of the repurchase was a redemption under the terms of the Series A Preferred Stock. The Company paid the Treasury $7.0 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares. Following the redemptions in 2013, the Treasury owned 10,680 shares of the Series A Preferred Stock, which represents an investment of $10,680,000.

The Treasury continues to hold a warrant to purchase 780,000 shares of the Company’s common stock at an exercise price of $3.40.

EMPLOYEES

As of December 31, 2013, the Company had 234 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Bank Holding Companies

The Company is registered as a bank holding company under the BHCA and, as a result, is subject to regulation by the Federal Reserve. Accordingly, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident to it. While federal law permits bank holding companies from any states to acquire banks and bank holding companies located in any other state, or to establish interstate de novo branches, the Federal Reserve has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation, or the establishment of any interstate de novo branches, proposed by a bank holding company.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositor of such depository institutions and to the FDIC’s Deposit Insurance Fund (the “DIF”) in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.

The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholders in the event that a receiver is appointed to distribute the assets of the Bank.

The Company was required to register in Virginia with the SCC under the financial institution holding company laws of Virginia. Accordingly, the Company is subject to regulation and supervision by the SCC.

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

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, and until December 31, 2012 provided unlimited deposit insurance coverage for transaction accounts. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s DIF is to be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent bureau of the Federal Reserve System. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no effect on the Company.

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

On July 2, 2013, the Federal Reserve adopted a final rule (the “Basel III Rule”) revising the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and certain provisions of the Dodd-Frank Act. The Basel III Rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (referred to as “banking organizations”). For community banking organizations, like the Company, these revised capital requirements will be phased in beginning on January 1, 2015.

Under current requirements (prior to effectiveness of the Basel III Rule), banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•	Total risk-based capital ratio (Total Capital Ratio), which is the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets;

•	Tier 1 risk-based capital ratio (Tier 1 Ratio), which is Tier 1 Capital as a percentage of total risk-weighted assets; and

•	Leverage Ratio, which is Tier 1 Capital as a percentage of adjusted average total assets.

Under pre-Basel III Rule regulations, a bank is considered:

•	“Well capitalized” if it has a Total Capital Ratio of 10% or greater, Tier 1 Ratio of 6% or greater, a Leverage Ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“Adequately capitalized” if it has a Total Capital Ratio of 8% or greater, a Tier 1 Ratio of 4% or greater, and a Leverage Ratio of 4% or greater — or 3% in certain circumstances — and is not well capitalized;

•	“Undercapitalized” if it has a Total Capital Ratio of less than 8% or greater, a Tier 1 Ratio of less than 4%, and a Leverage Ratio of less than 4% — or 3% in certain circumstances;

•	“Significantly undercapitalized” if it has a Total Capital Ratio of less than 6%, a Tier 1 Ratio of less than 3%, or a Leverage Ratio of less than 3%; or

•	“Critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

Among other things, the Basel III Rule establishes a new common equity tier 1 (CET1) minimum capital requirement, introduces a “capital conservation buffer” and raises minimum risk-based capital requirements. Under the new rule, CET1 is defined as comprising Tier 1 Capital, less non-cumulative perpetual preferred stock and grandfathered trust-preferred and other securities, plus certain regulatory deductions. The Basel III Rule establishes a new minimum required ratio of CET1 to risk-weighted assets (CET1 Ratio) of 4.5%, and raises the minimum Tier 1 Ratio to 6.0% (from the prior 4.0% minimum). Furthermore, the minimum required Leverage Ratio is increased in the final Basel III Rule to 4.0% for all banking organizations irrespective of differences in composite supervisory ratings.

In conjunction with the changes in the required minimum capital ratios, the Basel III Rule also changes the definitions of the five regulatory capitalization categories set forth above, effective January 1, 2015. A table illustrating these changes is set forth below.

Capitalization Category	Total Capital Ratio (%)		Tier 1 Ratio (%)		CET1 Ratio (%)		Leverage Ratio (%)

Well capitalized (present)	≥	10	≥	6		N/A	≥	5
Well capitalized (Basel III)	≥	10	≥	8	≥	6.5	≥	5

Adequately capitalized (present)	≥	8	≥	4		N/A	≥	4
Adequately capitalized (Basel III)	≥	8	≥	6	≥	4.5	≥	4

Undercapitalized (present)	<	8	<	4		N/A	<	4
Undercapitalized (Basel III)	<	8	<	6	<	4.5	<	4

Significantly undercapitalized (present)	<	6	<	3		N/A	<	3
Significantly undercapitalized (Basel III)	<	6	<	4	<	3	<	3

Critically undercapitalized (present)		GAAP tangible equity ≤ 2% of average quarterly assets
Critically undercapitalized (Basel III)		Basel III tangible equity (Tier 1 Capital plus non-tier 1 perpetual preferred stock) ≤ 2% of total assets

The new required capital conservation buffer will be comprised of an additional 2.5% of CET1 as a percentage of risk-weighted assets. Institutions that do not maintain the required capital buffer will be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. This capital conservation buffer is in addition to, and not included with, the CET1 Ratio described above. A table illustrating these limitations on the ratio which can be paid out (defined in the Basel III Rule as “maximum payout ratio”) is set forth below.

Capital Conservation Buffer (CET1 as a percentage of total risk-weighted assets)	Maximum payout ratio (as a percentage of eligible retained income)
Greater than 2.5%	No applicable limitation.
≤ 2.5% and > 1.875%	60%
≤ 1.875% and > 1.25%	40%
≤ 1.25% and > 0.625%	20%
≤ 0.625%	0%

The Basel III Rule also introduces new methodologies for determining risk-weighted assets, including higher risk weightings, up to a maximum of 150%, for exposures that are more than 90 days past due or are on nonaccrual status and for certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Rule also requires unrealized gains and losses on certain securities holdings to be included, or excluded, as applicable, for purposes of calculating certain regulatory capital requirements. Additionally, the Basel III Rule establishes that, for banking organizations with less than $15 billion in assets as of December 31, 2009, the ability to treat trust preferred securities as tier 1 capital would be permanently grandfathered in.

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

Deposit Insurance

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2013, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to Tier 1 Capital. In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates ranges from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company had not been made aware of any instances of non-compliance with the new guidance.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (Gramm-Leach-Bliley) drew lines between the types of activities that are permitted for banking organizations that are financial in nature and those that are not permitted because they are commercial in nature.

Gramm-Leach-Bliley created a new form of financial organization called a financial holding company that may own and control banks, insurance companies and securities firms, thereby repealing the prohibition in the Glass-Steagall Act on bank affiliations with companies that are engaged primarily in securities underwriting activities. A financial holding company is authorized to engage in any activity that is financial in nature or incidental to an activity that is financial in nature or is a complementary activity, including, for example, insurance, securities transactions (including underwriting, broker/dealer activities and investment advisory services) and traditional banking-related activities. The Company is currently not a financial holding company under Gramm-Leach-Bliley.

Gramm-Leach-Bliley directed federal banking regulators to adopt rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to these rules, financial institutions must provide: initial notices to customers about their privacy policies, including a description of the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Company, as a bank holding company, is subject to these rules.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA) and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. CRA requires the adoption of a statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

Gramm-Leach-Bliley and federal bank regulators have made various changes to CRA. Among other changes, CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under Gramm-Leach-Bliley if any bank subsidiary received less than a “satisfactory” rating in its latest CRA examination. The Company believes that it is currently in compliance with CRA.

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

We face vigorous competition from other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other types of financial institutions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our nonbank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services.

While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller asset base, lack of geographic diversification and inability to spread our marketing costs across a broader market. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition, and growth.

Difficult market conditions in the economy continue to adversely affect our industry.

Declines in the housing market in recent years, with falling home prices and higher levels of foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real-estate related and consumer loans and resulted in significant write-downs of asset values by financial institutions. These write-downs spread to other securities and loans and have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. In this environment, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence and reduction of business activity generally. Continuing economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

We may be adversely affected by economic conditions in our market area.

We operate in a mixed market environment with influences from both rural and urban areas. Because our lending operation is concentrated in localized areas in Virginia and Maryland, we will be affected by the general economic conditions in these markets. Changes in the local economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance. Although we might not have significant credit exposure to all the businesses in our areas, the downturn in any of these businesses could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

We may not be able to successfully manage our long-term growth, which may adversely affect our results of operations and financial condition.

A key aspect of our long-term business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

•	open new branch offices or acquire existing branches or other financial institutions;

•	attract deposits to those locations; and

•	identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future, or if we are subject to regulatory restrictions on growth or expansion of our operations. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization. As we identify opportunities to implement our growth strategy by opening new branches or acquiring branches or other banks, we may incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, any plans for branch expansion could decrease our earnings in the short run, even if we efficiently execute our branching strategy.

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

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on our view of our financing and liquidity needs. We may selectively pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, which, in turn, may affect the growth in loan and retail deposit volume. We attempt to minimize our exposure to interest rate risk, but cannot eliminate it. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies and economic conditions generally. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect our borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This situation may lead to an increase in non-performing assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our president and chief executive officer and other senior officers. The unexpected loss of any of our key employees could have an adverse effect on our business and possibly result in reduced revenues and earnings. We do maintain bank-owned life insurance on key officers that would help cover some of the economic impact of a loss caused by death.

The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or to solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

The Federal Reserve adopted final rules subjecting banks and bank holding companies to more stringent capital and liquidity requirements, the short-term and long-term impact of which is uncertain.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. In July 2013, the Federal Reserve and the federal banking agencies issued final rules revising risk-based and leverage capital requirements and the method for calculating risk-weighted assets. The rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assign higher risk weightings to loans that are past due and certain loans financing the acquisition, development or construction of commercial real estate. We will be required to comply with the new rules beginning on January 1, 2015. These requirements and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

New regulations issued by the Consumer Financial Protection Bureau could adversely affect our earnings.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements.

The requirements under the CFPB’s regulations and policies could limit our ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact our profitability.

We may need to raise capital that may not ultimately be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2013, we may need to raise additional capital in the future if we incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

A substantial decline in the value of our securities portfolio may result in an “other-than-temporary” impairment charge.

The total amount of our available-for-sale securities portfolio was $265.8 million at December 31, 2013. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. Our interest expense will increase and net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition and results of operations.

Consumers may increasingly decide not to use us to complete their financial transactions, which would have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets adversely affect our results of operations and financial condition.

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

A significant portion of our loan portfolio consists of loans secured by real estate (81.8% at December 31, 2013). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

Because the shared loss agreements subject us to a number of contractual requirements, we must implement effective internal processes over covered assets (including consistency in the treatment of covered and non-covered assets) to maintain the guaranty that the FDIC has agreed to provide, which underpins the FDIC indemnification asset, which totaled $25.4 million at December 31, 2013. Any failure to comply with the contractual requirements of the shared loss agreements may lead to the revocation of the agreements, which would necessitate the write-off of the related indemnification asset and the receivable that we carry on our balance sheet for amounts that we have billed the FDIC.

Certain of our covered assets will no longer be covered by a FDIC shared loss agreement in 2014.

Under the shared loss agreements that we have with the FDIC, the FDIC will reimburse us for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. While the reimbursements for losses on single family one-to-four residential mortgage assets are to be made quarterly through March 2019, the reimbursements for losses on other covered assets are to be made quarterly only through March 2014. This reimbursement arrangement expires at that time and, accordingly, any losses with respect to these non-single family assets after March 2014 will be entirely borne by us. While we believe that we are managing and monitoring these assets, which have a carrying value of $6.0 million at December 31, 2013, appropriately, any unforeseen issues with respect to any of them will have a direct effect on our results after March 2014.

Our disclosure controls and procedures and internal controls may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

Our information systems may experience an interruption in service or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach of security of these systems could result in failures or disruptions in our customer relationship management, transaction processing systems and various accounting and data management systems. While we have policies and procedures designed to prevent and/or limit the effect of any failure, interruption or security breach of our communication and information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, they will be adequately addressed on a timely basis. The occurrence of failures, interruptions or security breaches of our communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We can give no assurances that our deferred tax asset will not become impaired in the future because it is based on projections of future earnings, which are subject to uncertainty and estimates that may change based on economic conditions.

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2013, we recorded net deferred income tax assets of $5.8 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

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

Deterioration in the soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry , including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Our credit risk may also be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

Our deposit insurance premiums could increase in the future, which may adversely affect our future financial performance.

The FDIC insures deposits at FDIC insured financial institutions, including us. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (the “DIF”) at a certain level. Economic conditions since 2008 have increased the rate of bank failures and expectations for further bank failures, requiring the FDIC to make payments for insured deposits from the DIF and prepare for future payments from the DIF.

During 2009, the FDIC imposed a special deposit insurance assessment on all institutions which it regulates, including us. This special assessment was imposed due to the need to replenish the DIF, as a result of increased bank failures and expected future bank failures. In addition, the FDIC required regulated institutions to prepay their fourth quarter 2009, and full year 2010, 2011 and 2012 assessments in December 2009. Any similar, additional measures taken by the FDIC to maintain or replenish the DIF may have an adverse effect on our financial condition and results of operations.

On April 1, 2011, final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules became effective. The rules provide that a depository institution’s deposit insurance assessment will be calculated based on the institution’s total assets less tangible equity, rather than the previous base of total deposits. These changes have not materially increased our FDIC insurance assessments for comparable asset and deposit levels. However, if our asset size increases or the FDIC takes other actions to replenish the DIF, our FDIC insurance premiums could increase.

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

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay you a premium for your shares of our common stock.

Our Articles of Incorporation and Bylaws contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of us. These provisions include the ability of our board to set the price, term, and rights of, and to issue, one or more series of our preferred stock. Our Articles of Incorporation and Bylaws do not provide for the ability of shareholders to call special meetings.

Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could affect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board, to affect its policies generally, and to benefit from actions that are opposed by the current board.

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

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Landover Hills — 7467 Annapolis Road, Landover Hills, MD 20784

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, its Winterfield office in the Virginia market and the Arnold, Landover Hills and Rockville offices in the Maryland market. The Company also has loan production offices in Fairfax and Lynchburg, Virginia, both of which it leases.

On August 16, 2013, the Company closed its office in Clinton, Maryland, which it had leased. On November 8, 2013, the Company sold its four Georgia offices in Covington, Grayson, Loganville and Snellville, Georgia, all of which it had owned.

The Company expects to relocate its corporate headquarters to 9954 Mayland Drive, Suite 2100, Richmond, Virginia 23233, on March 31, 2014, and to open a banking office there on April 1, 2014. The Company expects to open an office in Annapolis, Maryland (1835 West Street) on March 24, 2014. The Company will lease the corporate headquarters and banking office and owns the office in Annapolis.

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

MARKET PRICES FOR SECURITIES

The Company’s common stock has traded on the NASDAQ Capital Market under the symbol “ESXB” since March 14, 2013. The common stock traded on the NYSE MKT (formerly known as the NYSE Amex) under the symbol “BTC” until March 13, 2013.

The following table sets summarizes the high and low sales prices for the Company’s common stock for the quarterly periods during the years ended December 31, 2013 and 2012:

	2013		2012
	High	Low	High	Low
Quarter ended March 31	$3.74	$2.54	$2.30	$1.03
Quarter ended June 30	3.70	3.11	2.50	1.62
Quarter ended September 30	4.00	3.50	2.95	1.77
Quarter ended December 31	3.83	3.09	2.92	2.26

HOLDERS OF RECORD

As of December 31, 2013, there were 2,998 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

DIVIDENDS

The Company’s dividend policy is subject to the discretion of the board of directors and future cash dividend payments to stockholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements and general business conditions.

The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay under Section 5199(b) of the Revised Statues (12 U.S.C. 60). The approval of the Federal Reserve would be required if the total of all dividends declared by a state member bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Supervision and Regulation — Capital Requirements and Dividends” in Item 1 above.

Following the payment of a cash dividend in February 2010, the Company determined to suspend the payment of its quarterly dividend to holders of common stock. While the Company believes that its capital and liquidity levels remain above the averages of its peers, the Company utilizes dividends from the Bank for the payment of capital funding (Series A Preferred Stock) received from the Department of the Treasury, as outlined below. Additional dividends from the Bank would be utilized for the payment of intercompany expenses and dividend and interest payments on trust preferred securities and Series A Preferred Stock.

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

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary. The form of the repurchase was a redemption under the terms of the Series A Preferred Stock. The Company paid the Treasury $7.0 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

As of December 31, 2013, the Company was current in its payment of dividends with respect to the Series A Preferred Stock.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2013.

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2008, to December 31, 2013, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2008 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Community Bankers Trust Corporation	100.00	113.86	37.18	40.72	93.83	133.13
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company over each of the past five years ended December 31. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

(dollars in thousands, except per share amounts)
	Year ended December 31
	2013	2012	2011	2010	2009
Results of Operations
Interest and dividend income	$50,045	$53,719	$56,035	$58,926	$64,520
Interest expense	7,078	9,692	12,228	18,389	25,134

Net interest income	42,967	44,027	43,807	40,537	39,386
Provision for loan losses	—	1,200	1,498	27,363	19,089

Net interest income after provision for loan losses	42,967	42,827	42,309	13,174	20,297
Noninterest income	4,724	6,206	8,233	9,847	26,400
Noninterest expenses	39,288	41,303	49,038	53,456	76,120

Income (loss) before income taxes	8,403	7,730	1,504	(30,435)	(29,423)
Income tax expense (benefit)	2,497	2,148	60	(9,442)	404

Net income (loss)	$5,906	$5,582	$1,444	$(20,993)	$(29,827)

Financial Condition
Assets	$1,089,532	$1,153,288	$1,092,496	$1,115,594	$1,226,723
FDIC indemnification asset	25,409	33,837	42,641	58,369	76,107
Loans, covered by FDIC shared-loss agreements	73,275	84,637	97,561	115,537	150,935
Loans, net of unearned income (excluding covered loans)	596,173	575,482	544,718	525,548	578,629
Deposits	892,341	974,318	933,491	961,725	1,031,402
Stockholders’ equity	106,659	115,317	111,180	107,127	131,102

Ratios
Return on average assets	0.53%	0.50%	0.13%	(1.75%)	(2.37%)
Return on average equity	5.22%	4.85%	1.32%	(17.53%)	(19.31%)
Non-GAAP return on average tangible assets (1)	0.66%	0.65%	0.28%	(1.17%)	0.30%
Non-GAAP return on average tangible common equity (1)	8.38%	8.31%	3.80%	(16.60%)	3.74%
Efficiency ratio (2)	82.38%	82.22%	94.23%	106.10%	115.71%
Equity to assets	9.79%	10.00%	10.18%	9.60%	10.69%
Loan to deposits	75.02%	67.75%	68.80%	66.66%	70.74%
Average tangible common equity / average tangible assets	7.90%	7.77%	7.25%	7.04%	7.89%

Asset Quality
Allowance for loan losses (non-covered)	$10,444	$12,920	$14,835	$25,543	$18,169
Allowance for loan losses / non-covered loans (3)	1.75%	2.25%	2.72%	4.86%	3.14%
Allowance for loan losses / nonperforming non-covered loans (3)	86.28%	59.93%	48.56%	69.18%	89.69%
Allowance for loan losses / nonaccrual non-covered loans (3)	86.28%	61.38%	51.97%	69.92%	90.80%
Non-covered nonperforming assets / non-covered loans and non-covered other real estate (3)	3.05%	5.52%	7.35%	8.06%	3.77%

Per Share Data
Earnings per share, basic	$0.22	$0.21	$0.02	$(1.03)	$(1.43)
Earnings per share, diluted	0.22	0.21	0.02	(1.03)	(1.43)
Non-GAAP earnings per share, diluted (1)	0.33	0.33	0.14	(0.64)	0.17
Cash dividends paid	—	—	—	859	3,435
Market value per share	3.76	2.65	1.15	1.05	3.21
Book value per tangible common share	4.07	3.92	3.58	3.46	4.24
Price to earnings ratio, diluted	17.09	12.62	57.50	(1.02)	(2.24)
Price to common book value ratio	86.0%	59.3%	26.5%	25.3%	60.9%

	Year ended December 31
	2013	2012	2011	2010	2009
Dividend payout ratio	n/a	n/a	n/a	(3.89%)	(11.15%)
Weighted average shares outstanding, basic	21,699,964	21,647,372	21,565,366	21,468,455	21,468,455
Weighted average shares outstanding, diluted	22,211,228	21,717,499	21,565,366	21,468,455	21,468,455

Capital Ratios
Leverage Ratio	9.52%	9.41%	8.91%	8.12%	8.93%
Tier 1 risk-based capital ratio	15.62%	15.79%	15.01%	14.40%	14.82%
Total risk-based capital ratio	16.82%	16.87%	16.16%	15.58%	16.03%

(1)	Refer to the “Non-GAAP Measures” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes assets covered by FDIC shared-loss agreements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2013 and results of operations for the year ended December 31, 2013 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

GENERAL

The Company is a bank holding company that was incorporated in 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 19 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

The Bank was established in 1926. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond, and six are located in Maryland along the Baltimore-Washington corridor.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the performance of vendors or other parties with which the Company does business;

•	time and costs associated with de novo branching, acquisitions, dispositions and similar transactions;

•	the realization of gains and expense savings from acquisitions, dispositions and similar transactions;

•	assumptions and estimates that underlie the accounting for loan pools under the shared-loss agreements;

•	consumer profiles and spending and savings habits;

•	levels of fraud in the banking industry;

•	the level of attempted cyber attacks in the banking industry;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

Other Intangibles

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records intangibles under FASB ASC 350, Intangibles, which states that acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company followed FASB ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life. Core deposit intangible amortization expense charged to operations was $2.2 million for the year ended December 31, 2013 and $2.3 million for each of the years ended December 31, 2012 and 2011. Core deposit intangibles are evaluated for impairment in accordance with FASB ASC 350.

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

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. Years 2010 through 2013 are open to examination by the respective tax authorities

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $6.2 million and $10.8 million in other real estate, non-covered at December 31, 2013 and 2012, respectively, and $2.7 million and $3.4 million in other real estate, covered at December 31, 2013 and 2012, respectively.

OVERVIEW

At December 31, 2013, the Company had total assets of $1.090 billion, a decrease of $63.8 million, or 5.5%, from total assets of $1.153 billion at December 31, 2012. Total loans were $669.4 million at December 31, 2013, increasing $9.3 million from $660.1 million at December 31, 2012. On November 8, 2013, the Company sold $24.3 million of loans related to the Georgia franchise to another financial institution. These loans were replenished by $27.2 million of loan growth during the fourth quarter. As anticipated, the carrying value of FDIC covered loans declined $11.4 million, or 13.4%, since December 31, 2012 and were $73.3 million at December 31, 2013. Non-covered loans equaled $596.2 million at December 31, 2013, compared with $575.5 million at December 31, 2012.

The Company’s securities portfolio, including equity securities, decreased $56.1 million, or 15.6%, from $358.8 million at December 31, 2012 to $302.7 million at December 31, 2013. Realized gains were $518,000 during 2013 through sales and call activity. This is a decrease of $974,000 from $1.5 million in securities gains realized in 2012. The Company took a short-term position in a $40 million U.S. Treasury issue at December 31, 2012 to fully invest short-term excess cash balances on deposit by local municipal governments. The issue matured in the first quarter of 2013 and is the primary factor for the decrease in securities balances from December 31, 2012. The maturity of these funds was not reinvested but was offset by a decline in public funds.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments — Debt and Equity Securities. The market value of the December 31, 2013 and December 31, 2012 AFS portfolio was $265.8 million and $309.1 million, respectively. The Company had a net unrealized (loss)/gain in the AFS portfolio of $(6.0 million) and $5.9 million at December 31, 2013 and 2012, respectively.

Interest bearing deposits at December 31, 2013 were $822.2 million, a decrease of $74.1 million from December 31, 2012. During the fourth quarter, the Company added $64.9 million in short-term brokered certificates of deposit to fund the sale of the Georgia operations, which closed on November 8, 2013, resulting in the divestiture of $193.2 million in deposits. Time deposits $100,000 and over increased $40.0 million during the year ended December 31, 2013 as management obtained $64.9 million in short-term brokered certificates of deposit to fund the sale of the Georgia operations. Low cost NOW accounts decreased $40.8 million or 28.6% during 2013. Savings deposits decreased $2.3 million during the year ended December 31, 2013. Time deposits less than $100,000 decreased $51.9 million during 2013. MMDA accounts declined $19.0 million during the year ended December 31, 2013 and were $94.2 million. The sale of the Georgia operations was the overriding contributor to the declines in these various categories.

The Company had Federal Home Loan Bank advances (FHLB) of $77.1 million at December 31, 2013 compared with $49.8 million at December 31, 2012. The blended rate on the average balance of these borrowings was 1.25% for the year ended December 31, 2013. This is a decline from the year end 2012 cost of 2.59%. The Company used a combination of retail deposit growth, brokered deposits and FHLB advances to fund the sale of the Georgia operations.

Stockholders’ equity was $106.7 million at December 31, 2013 and $115.3 million at December 31, 2012. During 2013, the Company retired $7.0 million of its outstanding TARP preferred stock, which lowered its equity base. However, the equity-to-asset ratios remained solid at 9.8%, and 10.0%, respectively, at December 31, 2013 and December 31, 2012.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2013 compared to the year ended December 31, 2012, net income increased $324,000, or 5.8%, from net income of $5.6 million in 2012 to net income of $5.9 million in 2013. Net income available to common stockholders was $4.8 million, or $0.22 per common share on a diluted basis, for the year ended December 31, 2013 compared with net income available to common stockholders of $4.5 million, or $0.21 per common share on a diluted basis, for the year ended December 31, 2012. While the net interest margin and net interest earnings were squeezed, as has been typical in the industry, the Company benefitted from no provision for loan losses during 2013 as asset quality continues to improve.

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

For the year ended December 31, 2013, net interest income of $43.0 million decreased $1.1 million, or 2.4%, from net interest income of $44.0 million for the year ended December 31, 2012. The Company’s net interest spread declined from 4.46% for the year ended December 31, 2012 to 4.25% for the same period in 2013. Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. While the cost of interest bearing liabilities declined from 1.06% to 0.77% during the comparison period, the yield on earning assets declined by 50 basis points to 5.02% for the 2013 year. The result was a net interest margin of 4.32% for the year ended December 31, 2013, compared with 4.53% for the 2012 year.

Net interest income was $44.0 million for the year ended December 31, 2012, compared with $43.8 million for the year ended December 31, 2011. This represents an increase of $220,000 in net interest income for 2012. A decline of $2.3 million in the yield on earning assets was virtually offset by a decline of $2.5 million in the cost of interest bearing liabilities, which resulted in the increase of 0.5% in net interest income. The tax equivalent net interest margin decreased from 4.72% for the year ended December 31, 2011 to 4.53% for the year ended December 31, 2012. This was driven by a decrease in interest spread from 4.66% in 2011 to 4.46% in 2012.

Interest and fees on non-covered loans decreased $962,000, or 3.1%, to $29.7 million during 2013. Interest and fee income on covered loans equaled $11.9 million during 2013. Cost of interest bearing liabilities during 2013 totaled $7.1 million, of which interest on deposits was $6.4 million. This compares with $9.7 million in total interest expense and $8.5 million in interest on deposits, respectively, in 2012.

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

The Company’s total loan to deposit ratio was 75.02% at December 31, 2013 versus 67.75% at December 31, 2012. While total loans increased $9.3 million in 2013 compared to 2012, the 7.3% increase is mainly attributable to the $82 million decline in deposit balances in 2013, due to the Georgia branch sale.

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

The following table presents the total amount of average balances, interest income from average interest earning assets and the resulting yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnote, no tax equivalent adjustments were made. Any non-accruing loans have been included in the table as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

(Dollars in thousands)

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS:

Loans, including fees	$585,343	$29,696	5.07%	$556,113	$30,658	5.51%	$510,940	$29,272	5.73%
Loans covered by FDIC loss share	79,140	11,936	15.08%	91,489	14,105	15.42%	104,558	17,576	16.81%

Total loans	664,483	41,632	6.27%	647,602	44,763	6.91%	615,498	46,848	7.61%
Interest bearing bank balances	22,423	58	0.26%	22,425	54	0.24%	25,678	65	0.26%
Federal funds sold	3,453	3	0.10%	4,254	5	0.11%	4,036	6	0.14%
Investments (taxable)	292,618	7,693	2.63%	289,617	8,408	2.90%	266,887	8,091	3.03%
Investments (tax exempt) (1)	20,294	998	4.92%	13,168	741	5.63%	26,768	1,553	5.80%

Total earning assets	1,003,271	50,384	5.02%	977,066	53,971	5.52%	938,867	56,563	6.02%
Allowance for loan losses	(12,352)			(14,601)			(19,614)
Non-earning assets	130,033			145,507			160,217

Total assets	$1,120,952			$1,107,972			$1,079,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits – interest bearing	$238,545	$742	0.31%	$238,418	$859	0.36%	$234,180	$1,323	0.56%
Savings	81,368	277	0.34%	74,129	256	0.35%	67,469	347	0.51%
Time deposits	546,788	5,351	0.98%	556,784	7,393	1.33%	558,239	9,145	1.64%

Total interest bearing deposits	866,701	6,370	0.73%	869,331	8,508	0.98%	859,888	10,815	1.26%
Fed funds purchased	558	4	0.73%	1,348	9	0.64%	191	1	0.63%
FHLB and other borrowings	56,269	704	1.25%	45,359	1,175	2.59%	41,124	1,412	3.43%

Total interest bearing liabilities	923,528	7,078	0.77%	916,038	9,692	1.06%	901,203	12,228	1.36%

Non-interest bearing deposits	80,326			72,391			64,150
Other liabilities	3,933			4,532			4,998

Total liabilities	1,007,787			992,961			970,351
Stockholders’ equity	113,165			115,011			109,119

Total liabilities and Stockholders’ equity	$1,120,952			$1,107,972			$1,079,470

Net interest earnings		$43,306			$44,279			$44,335

Interest spread			4.25%			4.46%			4.66%

Net interest margin			4.32%			4.53%			4.72%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

The following table presents changes in interest income and interest expense and distinguishes between the changes related to increases or decreases in average outstanding balances of interest earning assets and interest bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). No tax equivalent adjustments were made.

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

(Dollars in thousands)

	2013 compared to 2012			2012 compared to 2011
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$1,611	$(2,573)	$(962)	$2,588	$(1,202)	$1,386
Loans covered by FDIC loss share	(1,904)	(265)	(2,169)	(2,197)	(1,274)	(3,471)
Interest bearing bank balances	—	4	4	(8)	(3)	(11)
Federal funds sold	(1)	(1)	(2)	—	(1)	(1)
Investments	298	(843)	(545)	283	(502)	(219)

Total earning assets	4	(3,678)	(3,674)	666	(2,982)	(2,316)

Interest Expense:
Demand deposits	—	(117)	(117)	24	(488)	(464)
Savings deposits	25	(4)	21	34	(123)	(89)
Time deposits	(133)	(1,909)	(2,042)	(24)	(1,730)	(1,754)

Total deposits	(108)	(2,030)	(2,138)	34	(2,341)	(2,307)

Other borrowed funds	256	(731)	(475)	184	(413)	(229)

Total interest bearing liabilities	148	(2,761)	(2,613)	218	(2,754)	(2,536)

Net increase (decrease) in net interest income	$(144)	$(917)	$(1,061)	$448	$(228)	$220

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

The Company did not record a provision for loan losses in 2013. The Company records a separate provision for loan losses for its non-covered loan portfolio and its FDIC covered loan portfolio. There was no provision for loan losses on the FDIC covered loan portfolio during 2013. Likewise, there was no provision for loan losses on the non-covered loan portfolio during 2013. For the non-covered loan portfolio, this was the direct result of continued improvement in loan quality as evidenced by the decreasing amount of nonaccrual loans as well as a much lower volume of net charge-offs taken during the year versus the prior two years. A decrease in the level of nonperforming assets to loans and other real estate owned and the level of net charge-offs for the periods has resulted in the increased coverage levels.

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

The allowance for loan losses was 86.3% of non-covered nonaccrual loans at December 31, 2013, compared with 61.4% of non-covered nonaccrual loans at December 31, 2012. The ratio of allowance for loan losses to total non-covered loans was 1.75% at December 31, 2013, compared with 2.25% at December 31, 2012. Net charged-off loans were $2.5 million in 2013, compared with $3.4 million in 2012.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. See the Asset Quality discussion below for further analysis.

Noninterest Income

Noninterest income declined $1.5 million, or 23.9%, when comparing the years ended December 31, 2013 and December 31, 2012. Noninterest income of $4.7 million for 2013 compares with $6.2 million for 2012. A decrease of $974,000 in gains on sales of securities represented the largest decrease. Realized gains were $1.5 million in 2012 compared with $518,000 for the same period in 2013. During much of 2012, the Company repositioned the securities portfolio to reduce interest rate risk in a rising rate environment. Gain/(loss) on sale of other loans declined $359,000 and other noninterest income declined $152,000, the result of fewer billable losses under shared-loss agreements reimbursed by the FDIC.

For the year ended December 31, 2012, noninterest income equaled $6.2 million, compared with $8.2 million for the year ended December 31, 2011. This reduction of $2.0 million was due to a decrease in gain on sale of securities of $1.4 million, from $2.9 million for the year ended December 31, 2011 to $1.5 million for the same period in 2012. Other noninterest income also declined $884,000 for the year ended December 31, 2012 compared with the same period in 2011. Other noninterest income was $2.0 million for the year ended December 31, 2012 and $2.9 million for the year ended December 31, 2011.

Noninterest Expenses

For the year ended December 31, 2013, noninterest expenses were $39.3 million, a decrease of $2.0 million from noninterest expenses of $41.3 million for the year ended December 31, 2012. FDIC assessment declined $642,000, or 43.2%, from $1.5 million for the year ended December 31, 2012 to $843,000 for the year ended December 31, 2013 due to rate decreases by the FDIC. Salaries and employee benefits were down $530,000, or 3.2%, for the same time frame. This was the result of a combination of the decrease in workforce due to the Georgia branch sale and attrition absorbed by the Company. FDIC indemnification asset amortization of $6.4 million for the year ended December 31, 2013 represented a decrease of $487,000, or 7.0%, from $6.9 million during 2012. Amortization of the FDIC indemnification asset is the result of better than expected performance on the covered loan portfolio. This better than expected performance also resulted in increased accretable yield and interest income on the covered loan portfolio.

For the year ended December 31, 2012, noninterest expenses declined $7.7 million, or 15.8%, when compared with the same period in 2011. Noninterest expenses were $49.0 million for the year ended December 31, 2011 and declined to $41.3 million for the same period in 2012. FDIC indemnification asset amortization was the largest component of this change, from $10.4 million for the year ended December 31, 2011 to $6.9 million for the year ended December 31, 2012. This represents a decrease of $3.4 million or 33.1%. FDIC assessment decreased $1.3 million, and was $2.8 million for the year ended December 31, 2011 compared with $1.5 million for the same period in 2012, a decrease of 46.7%. Other real estate expense declined $1.3 million, or 34.2%, from $3.8 million for the year ended December 31, 2011 to $2.5 million for the same period in 2012. The main contributor to this decline was a $1.0 million reduction in loss on OREO sale and valuation expense. Other operating expenses were $5.5 million and declined $663,000 from $6.2 million for the year ended December 31, 2011. Additional declines for the year ended December 31, 2012 compared with the year ended December 31, 2011 were $393,000 in legal fees, $192,000 in professional fees, $179,000 in occupancy expenses, $150,000 in equipment expenses, $92,000 in salaries and employee benefits and $40,000 in data processing fees. The decrease in legal fees and professional fees were primarily a reflection of improved credit quality. Other improvements reflect a concerted effort on the part of management to drive overhead expenses lower.

Income Taxes

For the year ended December 31, 2013, income tax expense was $2.5 million, compared with income tax expense of $2.1 million and $60,000 for the years ended December 31, 2012 and 2011, respectively.

The Company has evaluated the need for a deferred tax valuation allowance for the years ended December 31, 2013 and 2012 in accordance with FASB ASC 740, Income Taxes. Based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance was required.

Loans

Total loans, including FDIC covered loans, at December 31, 2013 were $669.4 million, an increase of $9.3 million, compared with $660.1 million at December 31, 2012. The fair value of covered loans aggregated $73.3 million and $84.6 million at December 31, 2013 and 2012, respectively. The non-covered loan portfolio increased $20.7 million, or 3.6% during 2013. Excluding the sale of $24.3 million in loans related to the Company’s former Georgia branches, loan growth would have been $45.0 million during 2013. The Company is aggressively working to change the mix of the non-covered portfolio away from large construction and land development loans and more into commercial, small business and consumer secured installment loans.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2013
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$141,974	23.81%	$64,610	88.18%	$206,584	30.85%
Commercial	239,389	40.14	1,389	1.90	240,778	35.96
Construction and land development	54,745	9.18	2,940	4.01	57,685	8.61
Second mortgages	6,369	1.07	3,898	5.32	10,267	1.53
Multifamily	35,774	6.00	266	0.36	36,040	5.38
Agriculture	9,267	1.55	172	0.23	9,439	1.42

Total real estate loans	487,518	81.75	73,275	100.00	560,793	83.75
Commercial loans	101,761	17.07	—	—	101,761	15.20
Consumer installment loans	5,623	0.94	—	—	5,623	0.84
All other loans	1,435	0.24	—	—	1,435	0.21

Gross loans	596,337	100.00%	73,275	100.00%	669,612	100.00%

Less unearned income on loans	(164)		—		(164)

Loans, net of unearned income	$596,173		$73,275		$669,448

	2012
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$135,420	23.53%	$74,046	87.47%	$209,466	31.73%
Commercial	246,521	42.83	1,986	2.35	248,507	37.64
Construction and land development	61,127	10.62	3,264	3.86	64,391	9.75
Second mortgages	7,230	1.26	4,864	5.75	12,094	1.83
Multifamily	28,683	4.98	304	0.36	28,987	4.39
Agriculture	10,359	1.79	172	0.20	10,531	1.59

Total real estate loans	489,340	85.01	84,636	99.99	573,976	86.93
Commercial loans	77,835	13.52	—	—	77,835	11.79
Consumer installment loans	6,929	1.20	1	0.01	6,930	1.05
All other loans	1,526	0.27	—	—	1,526	0.23

Gross loans	575,630	100.00%	84,637	100.00%	660,267	100.00%

Less unearned income on loans	(148)		—		(148)

Loans, net of unearned income	$575,482		$84,637		$660,119

	2011
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$127,200	23.34%	$84,734	86.85%	$211,934	32.99%
Commercial	220,471	40.46	2,170	2.22	222,641	34.65
Construction and land development	75,691	13.89	4,260	4.38	79,951	12.44
Second mortgages	8,129	1.49	5,894	6.04	14,023	2.18
Multifamily	19,746	3.62	316	0.32	20,062	3.12
Agriculture	11,444	2.10	179	0.18	11,623	1.81

Total real estate loans	462,681	84.90	97,553	99.99	560,234	87.19
Commercial loans	72,149	13.24	—	—	72,149	11.23
Consumer installment loans	8,461	1.55	8	0.01	8,469	1.32
All other loans	1,659	0.31	—	—	1,659	0.26

Gross loans	544,950	100.00%	97,561	100.00%	642,511	100.00%

Less unearned income on loans	(232)		—		(232)

Loans, net of unearned income	$544,718		$97,561		$642,279

	2010
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$137,522	26.15%	$99,312	85.96%	$236,834	36.92%
Commercial	205,034	38.99	2,800	2.42	207,834	32.40
Construction and land development	103,763	19.73	5,751	4.98	109,514	17.08
Second mortgages	9,680	1.84	7,542	6.53	17,222	2.69
Multifamily	9,831	1.87	38	0.03	9,869	1.54
Agriculture	3,820	0.73	—	—	3,820	0.60

Total real estate loans	469,650	89.31	115,443	99.92	585,093	91.23
Commercial loans	44,368	8.44	—	—	44,368	6.92
Consumer installment loans	9,811	1.87	94	0.08	9,905	1.54
All other loans	1,993	0.38	—	—	1,993	0.31

Gross loans	525,822	100.00%	115,537	100.00%	641,359	100.00%

Less unearned income on loans	(274)		—		(274)

Loans, net of unearned income	$525,548		$115,537		$641,085

	2009
	Non-covered loans		Covered Loans		Total Loans
Mortgage loans on real estate
Residential 1-4 family	$146,141	25.22%	$119,065	78.88%	$265,206	36.31%
Commercial	188,991	32.62	5,835	3.87	194,826	26.68
Construction and land development	144,297	24.91	17,020	11.28	161,317	22.09
Second mortgages	13,935	2.41	8,194	5.43	22,129	3.03
Multifamily	11,995	2.07	—	—	11,995	1.64
Agriculture	5,516	0.95	627	0.41	6,143	0.84

Total real estate loans	510,875	88.18	150,741	99.87	661,616	90.59
Commercial loans	42,157	7.28	—	—	42,157	5.77
Consumer installment loans	14,145	2.44	194	0.13	14,339	1.97
All other loans	12,205	2.10	—	—	12,205	1.67

Gross loans	579,382	100.00%	150,935	100.00%	730,317	100.00%

Less unearned income on loans	(753)		—		(753)

Loans, net of unearned income	$578,629		$150,935		$729,564

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2013 (dollars in thousands):

	Non-covered loans		Covered loans
	Commercial	Construction and land development	Commercial	Construction and land development
Within 1 year	$40,451	$35,567	$—	$—

Variable Rate
One to Five Years	$14,274	$1,893	$—	$—
After Five Years	16,311	2,767	—	2,940

Total	$30,585	$4,660	$—	$2,940

Fixed Rate
One to Five Years	$25,447	$12,520	$—	$—
After Five Years	5,278	1,998	—	—

Total	$30,725	$14,518	$—	$—

Total Maturities	$101,761	$54,745	$—	$2,940

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2013, nonperforming assets totaled $18.3 million and net charge-offs were $2.5 million. This compares with nonperforming assets of $32.4 million and net charge-offs of $3.4 million for the year ended December 31, 2012.

Nonperforming non-covered loans were $12.1 million at December 31, 2013 compared to $21.6 million at December 31, 2012, a $9.5 million decrease. Additions to nonaccrual loans during 2013 totaled $2.6 million, primarily attributable to five relationships relating to loans for residential property, totaling $1.6 million, which are secured by real estate. The remaining increase related primarily to smaller residential property relationships, which are also secured by real estate. There were $2.7 million in charge-offs taken during 2013 centered in commercial real estate loans. There were $5.4 million in paydowns during the period and $2.3 million in loans returned to accruing status. Foreclosures for the period totaled $1.7 million.

The following table sets forth selected asset quality data and ratios with respect to non-covered assets at December 31 of the years presented (dollars in thousands):

	2013	2012	2011	2010	2009
Nonaccrual loans	$12,105	$21,048	$28,542	$36,532	$20,011
Loans past due 90 days and accruing interest	—	509	2,005	389	247

Total nonperforming non-covered loans	12,105	21,557	30,547	36,921	20,258
Other real estate owned – non-covered	6,244	10,793	10,252	5,928	1,586

Total nonperforming non-covered assets	$18,349	$32,350	$40,799	$42,849	$21,844

Accruing troubled debt restructure loans	$9,922	$9,990	$5,946	$4,007	$—
Balances
Specific reserve on impaired loans	$1,604	$2,656	$2,765	$7,666	$8,779
General reserve related to impaired loans evaluated as a pool (1)	—	—	—	1,882	—
General reserve related to unimpaired loans	8,840	10,264	12,070	15,995	9,390

Total allowance for loan losses	10,444	12,920	14,835	25,543	18,169
Average loans during the year, net of unearned income	585,343	556,113	510,940	562,581	554,875
Impaired loans	13,801	22,365	35,158	44,974	56,456
Unimpaired loans	582,372	553,117	509,560	480,574	522,173

Total loans, net of unearned income	$596,173	$575,482	$544,718	$525,548	$578,629
Ratios
Allowance for loan losses to loans	1.75%	2.25%	2.72%	4.86%	3.14%
Allowance for loan losses to nonperforming assets	56.92%	39.94%	36.36%	59.61%	83.18%
Allowance for loan losses to nonaccrual loans	86.28%	61.38%	51.98%	69.92%	90.80%
General reserve to unimpaired loans	1.52%	1.86%	2.37%	3.33%	1.80%
Nonperforming assets to loans and other real estate	3.05%	5.52%	7.35%	8.06%	3.77%
Net charge-offs to average loans	0.42%	0.60%	2.39%	3.40%	1.42%

(1)	As of first quarter 2011, the Company included the reserve on impaired loans evaluated as a pool as part of the specific reserve. The amount of this reserve was $346,000 as of December 31, 2011. Impaired loans were not evaluated as pools in 2009.

At December 31, 2013, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed, and all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2013 was $5.9 million. These loans have either been charged down or sufficiently reserved against to equate to the current expected realizable value.

During 2013, the Company charged off $600,000 with respect to one of these relationships. The total amount of the allowance for loan losses attributed to all six relationships was $508,000 at December 31, 2013, or 8.64% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the “Critical Accounting Policies” section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company orders appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. The Company had 17 loans for each of the years ended December 31, 2013 and 2012, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were four loans at December 31, 2013 and three loans at December 31, 2012 that were restructured using multiple new loans. At December 31, 2013 and 2012, the aggregated outstanding principal of all TDRs was $11.1 million and $10.0 million, respectively, of which $1.2 million and $2.4 million, respectively, were classified as nonaccrual.

The primary benefit of the restructured multiple loan workout strategy is to maximize the potential return by restructuring the loan into a “good loan” (the A loan) and a “bad loan” (the B loan). The impact on interest is positive because the Bank is collecting interest on the A loan rather than potentially not collecting interest on the entire original loan structure. The A loan is underwritten pursuant to the Bank’s standard requirements and graded accordingly. The B loan is classified as either “doubtful” or “loss”. An impairment analysis is performed on the B loan, and, based on its results, all or a portion of the B loan is charged-off or a specific loan loss reserve is established.

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

The following table presents the composition of the Company’s nonaccrual loans as of December 31 of the years presented (dollars in thousands):

	2013	2012	2011	2010	2009
Mortgage loans on real estate
Residential 1-4 family	$4,229	$5,562	$5,320	$9,600	$4,750
Commercial	1,382	5,818	9,187	7,181	3,861
Construction and land development	5,882	8,815	12,718	16,854	10,115
Second mortgages	225	141	189	218	194
Multifamily	—	—	—	—	—
Agriculture	205	250	53	—	—

Total real estate loans	11,923	20,586	27,467	33,853	18,920
Commercial loans	127	385	1,003	2,619	174
Consumer installment loans	55	77	72	60	910
All other loans	—	—	—	—	7

Gross loans	$12,105	$21,048	$28,542	$36,352	$20,011

As of December 31, 2013 and 2012, total impaired non-covered loans equaled $13.8 million and $22.4 million, respectively.

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

For more information regarding the shared-loss agreements, see the discussion of the allowance for covered loans under the “Critical Accounting Policies” section of this item.

Allowance for Credit Losses on Non-covered loans

The following table indicates the dollar amount of the allowance for loan losses, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2013	2012	2011	2010	2009
Balance, beginning of year	$12,920	$14,835	$25,543	$18,169	$6,939
Loans charged-off:
Commercial	325	695	3,615	2,125	434
Real estate	2,999	4,582	8,891	17,307	7,753
Consumer and other loans	167	220	288	628	414

Total loans charged-off	3,491	5,497	12,794	20,060	8,601
Recoveries:
Commercial	82	242	207	178	22
Real estate	857	1,807	176	691	614
Consumer and other loans	76	83	205	82	106

Total recoveries	1,015	2,132	588	951	742

Net charge-offs	2,476	3,365	12,206	19,109	7,859
Provision for loan losses	—	1,450	1,498	26,483	19,089

Balance, end of year	$10,444	$12,920	$14,835	$25,543	$18,169

Allowance for loan losses to non-covered loans	1.75%	2.25%	2.72%	4.86%	3.14%
Net charge-offs to average non-covered loans	0.42%	0.61%	2.39%	3.40%	1.42%
Allowance to nonperforming non-covered loans	86.28%	59.93%	48.56%	69.18%	89.69%

During 2013, the Bank’s net charge-offs decreased $889,000 from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2013: 9.8% for commercial loans, 86.5% for real estate loans, and 3.7% for consumer loans.

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

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to non-covered loans as of December 31 of the years presented (dollars in thousands):

	2013		2012		2011		2010		2009
	amount	%(1)	amount	%(1)	amount	%(1)	amount	%(1)	amount	%(1)
Commercial	$1,674	17.1%	$1,961	13.5%	$1,810	13.2%	$2,691	8.4%	$2,442	7.3%
Construction and land development	2,212	9.2%	3,773	10.6%	5,729	13.9%	10,039	19.7%	4,972	24.9%

Real estate mortgage	6,434	72.6%	6,973	74.4%	7,044	71.0%	12,481	69.6%	10,284	63.3%
Consumer and other	124	1.1%	213	1.5%	252	1.9%	332	2.3%	471	4.5%

Total allowance	$10,444	100%	$12,920	100%	$14,835	100%	$25,543	100%	$18,169	100%

(1)	The percentage represents the loan balance divided by total non-covered loans.

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

Securities

As of December 31, 2013, securities equaled $302.7 million, a decrease of $56.1 million, or 15.6%, from the prior year end. At December 31, 2013, the Company had securities designated available for sale of $265.8 million and held to maturity of $28.6 million, with equity securities totaling $8.4 million. In 2013, the Company realized $342,000 in gains on sales of securities, net of tax. The Company took a short-term position in a $40 million U.S. Treasury issue at December 31, 2012 to fully invest short-term excess cash balances on deposit by local municipal governments. The issue matured in the first quarter of 2013 and is the primary factor for the decrease in securities balances from December 31, 2012. The maturity of these funds was not reinvested but was offset by a decline in public funds.

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

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2013 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury issue and other U.S. government agencies
Amortized Cost	$4,111	$14,963	$20,373	$60,829	$100,276
Fair Value	4,051	14,978	20,252	60,192	99,473
Weighted Average Yield	0.00%	(0.37)%	1.59%	2.22%	1.61%
State, county and municipal
Amortized Cost	1,404	17,941	113,466	15,458	148,269
Fair Value	1,429	18,333	110,374	14,062	144,198
Weighted Average Yield	3.42%	3.60%	3.66%	3.66%	3.65%
Corporate and other securities
Amortized Cost	2,247	2,228	1,025	869	6,369
Fair Value	2,245	2,237	1,005	863	6,350
Weighted Average Yield	1.93%	1.57%	0.98%	1.14%	1.54%
Mortgage backed securities
Amortized Cost	1,052	32,508	8,249	3,608	45,417
Fair Value	1,077	33,358	8,187	3,439	46,061
Weighted Average Yield	4.03%	3.37%	1.52%	2.10%	2.67%
Total
Amortized Cost	8,814	67,640	143,113	80,764	330,331
Fair Value	8,802	68,906	139,818	78,556	296,082
Weighted Average Yield	1.52%	2.54%	3.22%	2.47%	2.82%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	0	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420

Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200

Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

	December 31, 2012
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,480	$362	$(565)	$153,277
U.S. Gov’t sponsored agencies	500	3	—	503
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other bonds	7,530	96	(8)	7,618
Mortgage backed – U.S. Gov’t agencies	15,192	378	(10)	15,560
Mortgage backed – U.S. Gov’t sponsored agencies	14,349	258	(83)	14,524

Total Securities Available for Sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed – U.S. Gov’t agencies	9,112	615	—	9,727
Mortgage backed – U.S. Gov’t sponsored agencies	21,346	1,188	—	22,534

Total Securities Held to Maturity	$42,283	$2,945	$—	$45,228

	December 31, 2011
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,255	$159	$—	$7,414
U.S. Gov’t sponsored agencies	1,005	28	—	1,033
State, county and municipal	58,183	3,867	(7)	62,043
Corporate and other bonds	4,801	1	(171)	4,631
Mortgage backed – U.S. Gov’t agencies	73,616	734	(257)	74,093
Mortgage backed – U.S. Gov’t sponsored agencies	82,966	778	(194)	83,550

Total Securities Available for Sale	$227,826	$5,567	$(629)	$232,764

Securities Held to Maturity
State, county and municipal	$12,168	$1,311	$—	$13,479
Mortgage backed – U.S. Gov’t agencies	12,743	822	—	13,565
Mortgage backed – U.S. Gov’t sponsored agencies	39,511	2,030	—	41,541

Total Securities Held to Maturity	$64,422	$4,163	$—	$68,585

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
NOW	$128,965	0.21%	$124,456	0.28%	$112,152	0.33%
MMDA	109,580	0.43%	113,962	0.45%	122,028	0.78%
Savings	81,368	0.34%	74,129	0.35%	67,469	0.51%
Time deposits less than $100,000	287,908	1.00%	314,559	1.34%	348,695	1.64%
Time deposits $100,000 and over	258,880	0.95%	242,225	1.31%	209,544	1.64%

Total deposits	$866,701	0.73%	$869,331	0.98%	$859,888	1.26%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2013 (dollars in thousands):

Within 3 months	$42,222
3-6 months	58,871
6-12 months	98,148
over 12 months	116,046

Total	$315,287

Other Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks. Long-term borrowings are obtained through the FHLB of Atlanta. The following information is provided for borrowings balances, rates, and maturities as of December 31 of the years presented (dollars in thousands):

	2013	2012	2011
Short-term:
Fed Funds purchased	$—	$5,412	$—
Securities sold under agreements to repurchase	6,000	—	—

Total short-term borrowings	$6,000	$5,412	$—

Maximum month-end outstanding balance	$9,722	$16,446	$1,440
Average outstanding balance during the year	$1,451	$1,348	$191
Average interest rate during the year	0.55%	0.64%	0.63%
Average interest rate at end of year	0.45%	0.43%	—

Long-term:
Federal Home Loan Bank advances	$77,125	$49,828	$37,000

Maximum month-end outstanding balance	$77,303	$50,000	$37,000
Average outstanding balance during the year	$51,252	$41,235	$37,000
Average interest rate during the year	1.10%	2.40%	3.21%
Average interest rate at end of year	0.66%	1.24%	3.21%

Maturities

2014	$30,000
2015	20,000
2016	10,000
2017	5,000
2018	—
Thereafter	12,125

Total	$77,125

Liquidity

Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold and certain investment securities. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2013 and 2012 was as follows (dollars in thousands):

	2013	2012
Cash and due from banks	$10,857	$12,502
Interest bearing bank deposits	12,978	11,635
Federal funds sold	—	—
Available for sale securities, at fair value, unpledged	185,278	230,036

Total liquid assets	$209,113	$254,173

Deposits and other liabilities	982,873	1,037,972
Ratio of liquid assets to deposits and other liabilities	21.28%	24.49%

Capital Resources

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s balance sheet. Moreover, capital levels are regulated and compared with industry standards. Management seeks to maintain a capital level exceeding regulatory statutes of “well capitalized” that is consistent to its overall growth plans, yet allows the Company to provide the optimal return to its shareholders.

The federal banking regulators have defined three tests for assessing the capital strength and adequacy of banks, based on two definitions of capital. “Tier 1 capital” is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. “Tier 2 capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the allowance for loan losses. “Total capital” is defined as tier 1 capital plus tier 2 capital. Three risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets and are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting, and the resulting total is risk-weighted assets. “Tier 1 risk-based capital” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital” is total capital divided by risk-weighted assets. The leverage ratio is tier 1 capital divided by adjusted average total assets.

The following table shows the Company’s capital ratios at the dates indicated (dollars in thousands):

	As of December 31
	2013		2012
	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets
Company	$113,805	16.82%	$112,463	16.99%
Bank	113,624	16.79%	111,687	16.87%
Tier 1 capital to risk weighted assets
Company	105,672	15.62%	104,521	15.79%
Bank	105,489	15.59%	103,745	15.67%
Tier 1 capital to adjusted average total assets
Company	105,672	9.52%	104,521	9.41%
Bank	105,489	9.50%	103,745	9.34%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 20 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of BOE, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2013, 2012 and 2011 was 3.28%, 3.57% and 3.43%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2013 and December 31, 2012, all trust preferred notes were included in tier 1 capital.

On December 19, 2008, the Company entered into a Purchase Agreement with the U.S. Treasury pursuant to which it issued 17,680 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for a total price of $17.68 million. The issuance was made pursuant to the Treasury’s Capital Purchase Plan under TARP. The Preferred Stock pays a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. As part of its purchase of the Series A Preferred Stock, the Treasury received a warrant to purchase 780,000 shares of the Company’s common stock at an initial per share exercise price of $3.40.

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary. The form of the repurchase was a redemption under the terms of the Series A Preferred Stock. The Company paid the Treasury $7.0 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2013 and 2012, is as follows (dollars in thousands):

	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit	$72,183	$64,056
Standby letters of credit	9,978	9,487

Total commitments with off-balance sheet risk	$82,161	$73,543

Commitments with balance sheet risk:
Loans held for sale	$100	$1,266

Total commitments with balance sheet risk	100	1,266

Total commitments	$82,261	$74,809

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company holds certificates of deposit, deposit accounts and real estate as collateral supporting those commitments for which collateral is deemed necessary.

A summary of the Company’s contractual obligations at December 31, 2013 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	77,125	42,125	30,000	5,000	—
Operating leases	6,224	758	1,344	1,180	2,942

Total contractual obligations	$87,473	$42,883	$31,344	$6,180	$7,066

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common stockholders as cash dividends during a given period. The Company did not pay dividends to common stockholders during the years ended December 31, 2013, 2012 and 2011. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average stockholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2013	2012	2011
Return on average assets	0.53%	0.50%	0.13%
Return on average equity	5.22%	4.85%	1.32%
Dividend payout ratio	n/a	n/a	n/a
Leverage	10.10%	10.39%	10.11%

Non GAAP Measures

Beginning January 1, 2009, business combinations must be accounted for under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as the SFSB transaction were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2013, 2012 and 2011, core deposit intangible assets totaled $6.6 million, $10.3 million and $12.6 million, respectively. Goodwill was zero at December 31, 2013, 2012 and 2011.

In reporting the results of 2013, 2012 and 2011 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles.. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings per share was $0.33 for the year ended December 31, 2013 compared with $0.33 in 2012 and $0.14 in 2011. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2013 was 8.38% and 0.66%, respectively, compared with 8.31% and 0.65%, respectively, in 2012 and 3.80% and negative 0.28%, respectively, in 2011.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Net income	$5,906	$5,582	$1,444
Plus: core deposit intangible amortization, net of tax	1,453	1,492	1,492
Plus: goodwill impairment	—	—	—

Non-GAAP operating earnings	$7,359	$7,074	$2,936

Average assets	$1,120,952	$1,107,972	$1,079,470
Less: average goodwill	—	—	—
Less: average core deposit intangibles	9,020	11,475	13,735

Average tangible assets	$1,111,932	$1,096,497	$1,065,735

Average equity	$113,165	$115,011	$109,119
Less: average goodwill	—	—	—
Less: average core deposit intangibles	9,020	11,475	13,735
Less: average preferred equity	16,304	18,348	18,139

Average tangible common equity	$87,841	$85,188	$77,245

Weighted average shares outstanding, diluted	22,211	21,717	21,565
Non-GAAP earnings per share, diluted	$0.33	$0.33	$0.14
Average tangible common equity/average tangible assets	7.90%	7.77%	7.25%
Non-GAAP return on average tangible assets	0.66%	0.65%	0.28%
Non-GAAP return on average tangible common equity	8.38%	8.31%	3.80%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at December 31, 2013, 2012 and 2011 (dollars in thousands):

			Change in net interest income
	2013		2012		2011
	%	$	%	$	%	$
Change in Yield curve
+200 bp	(1.0)%	(404)	(1.9)%	(797)	(0.7)%	(243)
+100 bp	(0.9)%	(374)	(1.4)%	(608)	(0.2)%	(63)
most likely	0%	—	0%	—	0%	—
-100 bp	1.2%	478	(1.3)%	(534)	2.3%	859
-200 bp	(0.6)%	(249)	(2.4)%	(1,015)	1.5%	537

At December 31, 2013, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 1.0%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 0.6%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis, LLC

Richmond, Virginia

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Glen Allen, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and December 31, 2012 and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Elliott Davis, LLC

Richmond, Virginia

March 14, 2014

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

as of December 31, 2013 and 2012

(dollars in thousands)

	2013	2012
ASSETS
Cash and due from banks	$10,857	$12,502
Interest bearing bank deposits	12,978	11,635

Total cash and cash equivalents	23,835	24,137

Securities available for sale, at fair value	265,777	309,078
Securities held to maturity, at cost (fair value of $30,305 and $45,228, respectively)	28,563	42,283
Equity securities, restricted, at cost	8,358	7,405

Total securities	302,698	358,766

Loans held for sale	100	1,266

Loans not covered by FDIC shared-loss agreements	596,173	575,482
Loans covered by FDIC shared-loss agreements	73,275	84,637

Total loans	669,448	660,119
Allowance for loan losses (non-covered loans of $10,444 and $12,920, respectively; covered loans of $484 and $484, respectively)	(10,928)	(13,404)

Net loans	658,520	646,715

FDIC indemnification asset	25,409	33,837
Bank premises and equipment, net	27,872	33,638
Other real estate owned, covered by FDIC shared-loss agreements	2,692	3,370
Other real estate owned, non-covered	6,244	10,793
Bank owned life insurance	20,795	15,146
FDIC receivable under shared-loss agreements	368	895
Core deposit intangibles, net	6,621	10,297
Other assets	14,378	14,428

Total assets	$1,089,532	$1,153,288

LIABILITIES
Deposits:
Noninterest bearing	$70,132	$77,978
Interest bearing	822,209	896,340

Total deposits	892,341	974,318

Federal funds purchased and securities sold under agreements to repurchase	6,000	5,412
Federal Home Loan Bank advances	77,125	49,828
Trust preferred capital notes	4,124	4,124
Other liabilities	3,283	4,289

Total liabilities	982,873	1,037,971

Commitment and Contingencies (Notes 16, 19 and 23)

STOCKHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 10,680 and 17,680 shares issued and outstanding, respectively)	10,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	—	(234)
Common stock (200,000,000 shares authorized, $0.01 par value; 21,709,096 and 21,670,212 shares issued and outstanding, respectively)	217	217
Additional paid in capital	144,656	144,398
Retained deficit	(45,822)	(50,609)
Accumulated other comprehensive (loss) income	(4,109)	2,828

Total stockholders’ equity	106,659	115,317

Total liabilities and stockholders’ equity	$1,089,532	$1,153,288

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2013, 2012 and 2011

(dollars and shares in thousands, except per share data)

	2013	2012	2011
Interest and dividend income
Interest and fees on non-covered loans	$29,696	$30,658	$29,272
Interest and fees on FDIC covered loans	11,936	14,105	17,576
Interest on federal funds sold	3	5	6
Interest on deposits in other banks	58	54	65
Interest and dividends on securities
Taxable	7,693	8,408	8,091
Nontaxable	659	489	1,025

Total interest and dividend income	50,045	53,719	56,035
Interest expense
Interest on deposits	6,370	8,508	10,815
Interest on federal funds purchased	4	9	1
Interest on other borrowed funds	704	1,175	1,412

Total interest expense	7,078	9,692	12,228

Net interest income	42,967	44,027	43,807
Provision for loan losses	—	1,200	1,498

Net interest income after provision for loan losses	42,967	42,827	42,309

Noninterest income
Service charges on deposit accounts	2,739	2,736	2,503
Gain on securities transactions, net	518	1,492	2,868
Loss on sale of other loans, net	(359)	—	—
Income on bank owned life insurance	747	620	291
Other	1,079	1,358	2,571

Total noninterest income	4,724	6,206	8,233

Noninterest expense
Salaries and employee benefits	15,981	16,511	16,603
Occupancy expenses	2,717	2,715	2,894
Equipment expenses	1,038	1,087	1,237
Legal fees	95	51	444
Professional fees	290	391	583
FDIC assessment	843	1,485	2,788
Data processing fees	2,078	1,824	1,864
FDIC indemnification asset amortization	6,449	6,936	10,364
Amortization of intangibles	2,202	2,261	2,261
Other real estate expense	2,034	2,493	3,788
Other operating expenses	5,561	5,549	6,212

Total noninterest expense	39,288	41,303	49,038

Income before income taxes	8,403	7,730	1,504
Income tax expense	2,497	2,148	60

Net income	5,906	5,582	1,444
Dividends paid on preferred stock	885	884	—
Accretion of discount on preferred stock	234	220	206
Accumulated preferred dividends	—	—	884

Net income available to common stockholders	$4,787	$4,478	$354

Net income per share – basic	$0.22	$0.21	$0.02

Net income per share – diluted	$0.22	$0.21	$0.02

Weighted average number of shares outstanding
basic	21,700	21,647	21,565
diluted	21,922	21,717	21,565

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011
Net income	$5,906	$5,582	$1,444

Other comprehensive (loss) income:
Unrealized gains on investment securities:
Change in unrealized (loss) gain in investment securities	(11,386)	2,472	8,023
Tax related to unrealized loss (gain) in investment securities	3,871	(841)	(2,728)
Reclassification adjustment for gain in securities sold	(518)	(1,492)	(2,868)
Tax related to realized gain in securities sold	176	507	975
Defined benefit pension plan:
Change in prior service cost	(68)	—	—
Change unrealized gain (loss) in plan assets	1,462	(57)	(1,573)
Tax related to defined benefit pension plan	(474)	20	535

Total other comprehensive (loss) income	(6,937)	609	2,364

Total comprehensive (loss) income	$(1,031)	$6,191	$3,808

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance December 31, 2010	$17,680	$1,037	$(660)	21,468	$215	$143,999	$(54,999)	$(145)	$107,127
Amortization of preferred stock warrants	—	—	206	—	—	—	(206)	—	—
Issuance of common stock	—	—	—	160	1	182	—	—	183
Issuance of stock options	—	—	—	—	—	62	—	—	62
Net income	—	—	—	—	—	—	1,444	—	1,444
Other comprehensive income	—	—	—	—	—	—	—	2,364	2,364

Balance December 31, 2011	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	220	—	—	—	(220)	—	—
Issuance of common stock	—	—	—	42	1	98	—	—	99
Dividends paid on preferred stock	—	—	—	—	—	—	(2,210)	—	(2,210)
Issuance of stock options	—	—	—	—	—	57	—	—	57
Net income	—	—	—	—	—	—	5,582	—	5,582
Other comprehensive income	—	—	—	—	—	—	—	609	609

Balance December 31, 2012	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	234	—	—	—	(234)	—	—
Issuance of common stock	—	—	—	39	—	123	—	—	123
Dividends paid on preferred stock	—	—	—	—	—	—	(885)	—	(885)
Issuance of stock options	—	—	—	—	—	135	—	—	135
Redemption of preferred stock	(7,000)	—	—	—	—	—	—	—	(7,000)
Net income	—	—	—	—	—	—	5,906	—	5,906
Other comprehensive loss	—	—	—	—	—	—	—	(6,937)	(6,937)

Balance December 31, 2013	$10,680	$1,037	$—	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Operating activities:
Net income	$5,906	$5,582	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	3,842	3,963	4,055
Issuance of common stock and stock options	258	156	245
Provision for loan losses	—	1,200	1,498
Deferred tax expense	2,497	2,126	967
Amortization of purchased loans premium	1,265	1,242	578
Amortization of security premiums and accretion of discounts, net	3,488	3,196	2,060
Net gain on sale of securities	(518)	(1,492)	(2,868)
Net loss on sale and valuation of other real estate owned	1,714	1,833	2,869
Net loss on sale of loans	359	—	—
Changes in assets and liabilities:
Net (increase) decrease in loans held for sale	1,595	(686)	(580)
Decrease in other assets	9,437	9,037	23,605
(Decrease) increase in accrued expenses and other liabilities	388	(2,469)	(490)

Net cash provided by operating activities	30,231	23,688	33,383
Investing activities:
Proceeds from available for sale securities	156,123	174,541	291,779
Proceeds from held to maturity securities	13,471	21,669	18,809
Proceeds from equity securities	1,629	611	363
Purchase of available for sale securities	(127,451)	(251,111)	(301,484)
Purchase of equity securities	(2,582)	(1,144)	(65)
Proceeds from sale of other real estate	7,491	9,630	8,759
Improvements of other real estate, net of insurance proceeds	(621)	(1,130)	(211)
Net increase in loans	(46,847)	(33,408)	(27,226)
Principal recoveries of loans previously charged off	1,015	2,439	588
Purchase of building premises and equipment, net	(1,887)	(256)	(591)
Purchase of bank owned life insurance investment	(5,000)	—	(7,500)
Proceeds from sale of loans	28,611	—	—
Proceeds from sale of premises and equipment	5,177	—	—

Net cash provided by (used in) investing activities	29,129	(78,159)	(16,779)
Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	111,193	40,827	(28,234)
Net increase in federal funds purchased and securities sold under agreements to repurchase	588	5,412	—
Net increase in Federal Home Loan Bank borrowings	27,297	12,828	—
Payment from sale of deposits	(190,855)	—	—
Redemption of preferred stock	(7,000)	—	—
Cash dividends paid	(885)	(2,210)	—

Net cash (used in) provided by financing activities	(59,662)	56,857	(28,234)

Net (decrease) increase in cash and cash equivalents	(302)	2,386	(11,630)

Cash and cash equivalents:
Beginning of period	24,137	21,751	33,381

End of the period	$23,835	$24,137	$21,751

Supplemental disclosures of cash flow information:
Interest paid	$7,252	$10,253	$12,434
Income taxes paid	—	120	87
Transfers of loans to other real estate owned property	3,351	8,480	12,316
Transfer of loans held for investment to loans held for sale	30,228	—	—
Transfer of building premises and equipment to held for sale	5,174	—	—
Transfer of deposits to held for sale	193,170	—	—

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Consolidated Financial Statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was incorporated in 2005. The Company is headquartered in Glen Allen, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 19 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

The Bank was established in 1926. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Thirteen offices are located in Virginia, from the Chesapeake Bay to just west of Richmond, and six are located in Maryland along the Baltimore-Washington corridor.

Prior to November 8, 2013, the Bank also had four full-service offices in Georgia. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013. See Note 29 for additional information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at December 31, 2013 and 2012. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks, interest-bearing bank balances, and federal funds sold.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period, the aggregate amount of daily average required reserves was $9.4 million and $9.6 million for each of the years ended December 31, 2013 and 2012, respectively.

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

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A significant portion of the loan portfolio is represented by 1-4 family residential and commercial mortgage loans. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $6.2 million and $10.8 million in other real estate, non-covered at December 31, 2013 and 2012, respectively, and $2.7 million and $3.4 million in other real estate, covered at December 31, 2013 and 2012 respectively.

Other Intangibles

FASB ASC 805, Business Combinations, requires that the purchase method of accounting be used for all business combinations after June 30, 2001. With purchase acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records intangibles under FASB ASC 350, which states that acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. The Company followed FASB ASC 350 and determined that any core deposit intangibles will be amortized over the estimated useful life. Core deposit intangibles are evaluated for impairment in accordance with FASB ASC 350.

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $384,000, $336,000, and $329,000 for 2013, 2012, and 2011, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. Years 2010 through 2013 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. The Company declared and paid $885,000, $2.2 million, and $0 in dividends on preferred stock in 2013, 2012, and 2011, respectively.

Stock-Based Compensation

In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 14 for details regarding these plans.

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Although current guidance indicates that a creditor should reclassify a collateralized mortgage loan as other real estate owned when it determines that there has been in substance a repossession or foreclosure by the creditor, that is, the creditor receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place, the terms in substance a repossession or foreclosure and physical possession are not defined in the accounting literature. This has resulted in diversity about when a creditor should derecognize the loan receivable and recognize the real estate property. The objective of the amendments in this Update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs. The amendments state that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently records foreclosures in accordance with this guidance; therefore, no changes are necessary for adoption.

Also in January 2014, the FASB issued ASU No. 2014-01, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. Currently, an investor that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method. Those not electing the effective yield method would account for the investment using the equity method or cost method. The Task Force received stakeholder feedback indicating that certain of the required conditions for the effective yield method are overly restrictive and thus prevent many investments in qualified affordable housing projects from qualifying for the use of this method. Those stakeholders stated that presenting the investment performance net of taxes as a component of income tax expense (benefit) as prescribed by the effective yield method more fairly represents the economics and provides users with a better understanding of the returns from such investments than the equity or cost methods.

The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. A reporting entity should disclose information that enables users of its financial statements to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. The amendments in this ASU should be applied retrospectively to all periods presented. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

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

Note 2. Securities

The amortized cost and fair value of securities available for sale and held to maturity as of December 31, 2013 and 2012 were as follows (dollars in thousands):

	December 31, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420

Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200

Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

	December 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,480	$362	$(565)	$153,277
U.S. Gov’t sponsored agencies	500	3	—	503
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other bonds	7,530	96	(8)	7,618
Mortgage backed – U.S. Gov’t agencies	15,192	378	(10)	15,560
Mortgage backed – U.S. Gov’t sponsored agencies	14,349	258	(83)	14,524

Total Securities Available for Sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed – U.S. Gov’t agencies	9,112	615	—	9,727
Mortgage backed – U.S. Gov’t sponsored agencies	21,346	1,188	—	22,534

Total Securities Held to Maturity	$42,283	$2,945	$—	$45,228

The amortized cost and fair value of securities at December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands).

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,447	$2,497	$6,367	$6,305
Due after one year through five years	24,677	26,198	42,963	42,709
Due after five years through ten years	1,439	1,610	141,675	138,206
Due after ten years	—	—	80,763	78,557

Total securities	$28,563	$30,305	$271,768	$265,777

Proceeds from sales of securities available for sale were $77.8 million, $149.9 million and $216.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
Gross realized gains	$645	$2,236	$2,953
Gross realized losses	(127)	(744)	(85)

Net securities gains	$518	$1,492	$2,868

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2013, 2012 and 2011.

The fair value and gross unrealized losses for securities available for sale, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2013 and 2012 were as follows (dollars in thousands):

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$35,873	$(531)	$37,638	$(436)	$73,511	$(967)
U.S. Gov’t sponsored agencies	486	(1)	—	—	486	(1)
State, county and municipal	92,010	(5,343)	6,445	(742)	98,455	(6,085)
Corporate and other bonds	3,332	(42)	991	(5)	4,323	(47)
Mortgage backed – U.S. Gov’t agencies	2,767	(198)	—	—	2,767	(198)
Mortgage backed – U.S. Gov’t sponsored agencies	14,572	(258)	1,557	(22)	16,129	(280)

Total	$149,040	$(6,373)	$46,631	$(1,205)	$195,671	$(7,578)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$70,561	$(565)	$—	$—	$70,561	$(565)
U.S. Gov’t sponsored agencies	—	—	—	—	—	—
State, county and municipal	17,404	(271)	—	—	17,404	(271)
Corporate and other bonds	1,485	(8)	—	—	1,485	(8)
Mortgage backed – U.S. Gov’t agencies	1,688	(10)	—	—	1,688	(10)
Mortgage backed – U.S. Gov’t sponsored agencies	4,779	(83)	—	—	4,779	(83)

Total	$95,917	$(937)	$—	$—	$95,917	$(937)

The unrealized losses (impairments) in the investment portfolio as of December 31, 2013 and 2012 are generally a result of market fluctuations that occur daily. At December 31, 2013, the unrealized losses are from 256 securities. Of those, 251 are investment grade and are backed by insurance, U.S. government agency guarantees, or the full faith and credit of local municipalities throughout the United States. Investment grade corporate obligations comprise the remaining five securities with unrealized losses at December 31, 2013. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

Market prices are affected by conditions beyond the control of the Company. Investment decisions are made by the management group of the Company and reflect the overall liquidity and strategic asset/liability objectives of the Company. Management analyzes the securities portfolio frequently and manages the portfolio to provide an overall positive impact to the Company’s financial statements.

Securities with amortized costs of $109.1 million and $111.7 million as of December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of December 31, 2013 and 2012, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans Not Covered by FDIC Shared-loss Agreements (Non-covered Loans) and Related Allowance for Loan Losses

The Company’s non-covered loans at December 31, 2013 and 2012 were comprised of the following (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$141,974	23.81%	$135,420	23.53%
Commercial	239,389	40.14	246,521	42.83
Construction and land development	54,745	9.18	61,127	10.62
Second mortgages	6,369	1.07	7,230	1.26
Multifamily	35,774	6.00	28,683	4.98
Agriculture	9,267	1.55	10,359	1.79

Total real estate loans	487,518	81.75	489,340	85.01
Commercial loans	101,761	17.07	77,835	13.52
Consumer installment loans	5,623	0.94	6,929	1.20
All other loans	1,435	0.24	1,526	0.27

Gross loans	596,337	100.00%	575,630	100.00%

Less unearned income on loans	(164)		(148)

Non-covered loans, net of unearned income	$596,173		$575,482

The Company held $38.5 million and $40.9 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2013 and 2012, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $2.5 million and $3.4 million at December 31, 2013 and 2012, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis.

At December 31, 2013 and 2012, the Company’s allowance for credit losses is comprised of the following: (i) any specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with FASB ASC 310.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There were no significant amounts recognized during either of the years ended December 31, 2013, 2012, and 2011. For the years ended December 31, 2013, 2012 and 2011, estimated interest income of $980,000, $1.3 million and $1.8 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table summarizes information related to impaired loans as of December 31, 2013 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,485	$3,739	$881
Commercial	920	1,091	150
Construction and land development	4,148	5,298	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	8,778	10,354	1,579
Commercial loans	127	794	16
Consumer installment loans	49	51	9
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	$8,954	$11,199	$1,604

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,189	$1,228	$—
Commercial	1,714	1,969	—
Construction and land development	1,734	4,335	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	204	222	—

Total real estate loans	4,841	7,754	—
Commercial loans	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—

Subtotal impaired loans without valuation allowance	$4,847	$7,760	$—

Total:
Mortgage loans on real estate:
Residential 1-4 family	$4,674	$4,967	$881
Commercial	2,634	3,060	150
Construction and land development	5,882	9,633	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	204	222	—

Total real estate loans	13,619	18,108	1,579
Commercial loans	127	794	16
Consumer installment loans	55	57	9
All other loans	—	—	—

Total impaired loans	$13,801	$18,959	$1,604

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

The following table summarizes information related to impaired loans as of December 31, 2012 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,838	$4,021	$897
Commercial	2,741	2,827	725
Construction and land development	7,412	10,355	850
Second mortgages	124	170	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	14,365	17,953	2,514
Commercial loans	509	582	121
Consumer installment loans	78	79	21
All other loans	—	—	—

Subtotal impaired loans with valuation allowance	$14,952	$18,614	$2,656

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,702	$3,094	$—
Commercial	3,076	3,281	—
Construction and land development	1,578	1,961	—
Second mortgages	48	48	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	7,404	8,384	—
Commercial loans	—	183	—
Consumer installment loans	9	9	—
All other loans	—	—	—

Subtotal impaired loans without valuation allowance	$7,413	$8,576	$—

Total:
Mortgage loans on real estate:
Residential 1-4 family	$6,540	$7,115	$897
Commercial	5,817	6,108	725
Construction and land development	8,990	12,316	850
Second mortgages	172	218	22
Multifamily	—	—	—
Agriculture	250	580	20

Total real estate loans	21,769	26,337	2,514
Commercial loans	509	765	121
Consumer installment loans	87	88	21
All other loans	—	—	—

Total impaired loans	$22,365	$27,190	$2,656

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Average Recorded Investment
	2013	2012	2011
Mortgage loans on real estate:
Residential 1-4 family	$5,607	$6,770	$8,731
Commercial	4,225	10,505	12,212
Construction and land development	7,436	10,602	21,345
Second mortgages	198	184	263
Multifamily	—	—	—
Agriculture	227	93	100

Total real estate loans	17,693	28,154	42,651
Commercial loans	318	773	1,704
Consumer installment loans	72	137	101
All other loans	—	—	—

Total impaired loans	$18,083	$29,064	$44,456

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the years ended December, 2013, 2012 and 2011. No significant amounts of interest income were recognized on accruing impaired loans for the years ended December, 2013, 2012 and 2011.

The following table presents non-covered nonaccrual loans by category (dollars in thousands):

	December 31
	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$4,229	$5,562
Commercial	1,382	5,818
Construction and land development	5,882	8,815
Second mortgages	225	141
Multifamily	—	—
Agriculture	205	250

Total real estate loans	11,923	20,586
Commercial loans	127	385
Consumer installment loans	55	77
All other loans	—	—

Total loans	$12,105	$21,048

Troubled debt restructurings, special mention loans, and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2013 and 2012 is set forth in the table below (dollars in thousands):

	December 31
	2013	2012
Nonaccruals	$12,105	$21,048
Trouble debt restructure and still accruing	1,696	847
Special mention	—	299
Substandard and still accruing	—	171

Total impaired	$13,801	$22,365

The following tables present an age analysis of past due status of non-covered loans by category for the years ended December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,455	$4,229	$5,684	$136,290	$141,974	$—
Commercial	—	1,382	1,382	238,007	239,389	—
Construction and land development	242	5,882	6,124	48,621	54,745	—
Second mortgages	—	225	225	6,144	6,369	—
Multifamily	—	—	—	35,774	35,774	—
Agriculture	—	205	205	9,062	9,267	—

Total real estate loans	1,697	11,923	13,620	473,898	487,518	—
Commercial loans	115	127	242	101,519	101,761	—
Consumer installment loans	58	55	113	5,510	5,623	—
All other loans	—	—	—	1,435	1,435	—

Total loans	$1,870	$12,105	$13,975	$582,362	$596,337	$—

	December 31, 2012
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,433	$5,797	$7,230	$128,190	$135,420	$235
Commercial	—	5,818	5,818	240,703	246,521	—
Construction and land development	298	9,089	9,387	51,740	61,127	274
Second mortgages	—	141	141	7,089	7,230	—
Multifamily	—	—	—	28,683	28,683	—
Agriculture	—	250	250	10,109	10,359	—

Total real estate loans	1,731	21,095	22,826	466,514	489,340	509
Commercial loans	85	385	470	77,365	77,835	—
Consumer installment loans	40	77	117	6,812	6,929	—
All other loans	—	—	—	1,526	1,526	—

Total loans	$1,856	$21,557	$23,413	$552,217	$575,630	$509

Activity in the allowance for loan losses on non-covered loans for the years ended December 31, 2013, 2012 and 2011 is presented in the following tables (dollars in thousands):

	December 31, 2012	Provision Allocation	Charge offs	Recoveries	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$332	$(432)	$56	$3,941
Commercial	2,482	1,269	(1,580)	20	2,191
Construction and land development	3,773	(1,378)	(877)	694	2,212
Second mortgages	142	9	(105)	48	94
Multifamily	303	(170)	—	—	133
Agriculture	61	(20)	(5)	39	75

Total real estate loans	10,746	42	(2,999)	857	8,646
Commercial loans	1,961	(44)	(325)	82	1,674
Consumer installment loans	195	(6)	(167)	76	98
All other loans	18	8	—	—	26

Total loans	$12,920	$—	$(3,491)	$1,015	$10,444

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,283	$(1,786)	$37	$3,985
Commercial	3,048	15	(654)	73	2,482
Construction and land development	5,729	(1,539)	(2,058)	1,641	3,773
Second mortgages	296	(165)	(45)	56	142
Multifamily	224	79	—	—	303
Agriculture	25	75	(39)	—	61

Total real estate loans	12,773	748	(4,582)	1,807	10,746
Commercial loans	1,810	604	(695)	242	1,961
Consumer installment loans	241	91	(220)	83	195
All other loans	11	7	—	—	18

Total loans	$14,835	$1,450	$(5,497)	$2,132	$12,920

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$6,262	$(998)	$(1,831)	$18	$3,451
Commercial	5,287	563	(2,856)	54	3,048
Construction and land development	10,039	(288)	(4,123)	101	5,729
Second mortgages	406	(32)	(81)	3	296
Multifamily	260	(36)	—	—	224
Agriculture	266	(241)	—	—	25

Total real estate loans	22,520	(1,032)	(8,891)	176	12,773
Commercial loans	2,691	2,527	(3,615)	207	1,810
Consumer installment loans	257	67	(288)	205	241
All other loans	75	(64)	—	—	11

Total loans	$25,543	$1,498	$(12,794)	$588	$14,835

Included in charge-offs for the year ended December 31, 2013 was a $500,000 writedown arising from the transfer of a loan from non-covered loans to loans held for sale.

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$923	$3,018	$3,941	$6,708	$135,266	$141,974
Commercial	200	1,991	2,191	8,016	231,373	239,389
Construction and land development	651	1,561	2,212	8,619	46,126	54,745
Second mortgages	42	52	94	254	6,115	6,369
Multifamily	—	133	133	—	35,774	35,774
Agriculture	—	75	75	205	9,062	9,267

Total real estate loans	1,816	6,830	8,646	23,802	463,716	487,518
Commercial loans	18	1,656	1,674	192	101,569	101,761
Consumer installment loans	9	89	98	57	5,566	5,623
All other loans	—	26	26	—	1,435	1,435

Total loans	$1,843	$8,601	$10,444	$24,051	$572,286	$596,337

	December 31, 2012
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,003	$2,982	$3,985	$10,340	$125,080	$135,420
Commercial	864	1,618	2,482	15,636	230,885	246,521
Construction and land development	1,306	2,467	3,773	14,173	46,954	61,127
Second mortgages	29	113	142	234	6,996	7,230
Multifamily	—	303	303	—	28,683	28,683
Agriculture	21	40	61	250	10,109	10,359

Total real estate loans	3,223	7,523	10,746	40,633	448,707	489,340
Commercial loans	125	1,836	1,961	605	77,230	77,835
Consumer installment loans	22	173	195	92	6,837	6,929
All other loans	—	18	18	—	1,526	1,526

Total loans	$3,370	$9,550	$12,920	$41,330	$534,300	$575,630

(1)	The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totaled $10.0 million and $19.0 million at December 31, 2013 and 2012, respectively. The allowance for loans losses allocated to these loans was $239,000 and $714,000 at December 31, 2013 and 2012, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass — A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $38.5 million and $40.9 million at December 31, 2013 and 2012, respectively.

Special Mention — A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.

Substandard — A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful — A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

The following tables present the composition of non-covered loans by credit quality indicator at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$127,074	$8,193	$6,707	$—	$141,974
Commercial	221,486	11,135	6,768	—	239,389
Construction and land development	43,949	2,178	8,618	—	54,745
Second mortgages	5,687	428	254	—	6,369
Multifamily	35,774	—	—	—	35,774
Agriculture	9,063	—	204	—	9,267

Total real estate loans	443,033	21,934	22,551	—	487,518
Commercial loans	98,614	2,955	192	—	101,761
Consumer installment loans	5,344	222	57	—	5,623
All other loans	1,435	—	—	—	1,435

Total loans	$548,426	$25,111	$22,800	$—	$596,337

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$118,931	$6,496	$9,993	$—	$135,420
Commercial	209,347	21,540	15,478	156	246,521
Construction and land development	36,261	10,954	13,912	—	61,127
Second mortgages	6,519	477	234	—	7,230
Multifamily	27,514	1,169	—	—	28,683
Agriculture	10,109	—	250	—	10,359

Total real estate loans	408,681	40,636	39,867	156	489,340
Commercial loans	76,148	1,205	482	—	77,835
Consumer installment loans	6,617	220	92	—	6,929
All other loans	1,526	—	—	—	1,526

Total loans	$492,972	$42,061	$40,441	$156	$575,630

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the year ended December 31, 2013, the Bank modified two residential 1-4 family loans that were considered to be TDRs. The Company extended the terms and lowered the interest rate for both of these loans, which had an aggregate pre- and post-modification balance of $501,000.

During the year ended December 31, 2012, the Bank modified six loans that were considered to be TDRs. The Company extended the terms for four of these loans and the interest rate was lowered for five of these loans. These restructures included payments of $202,000 for one of these loans. The following table presents information relating to loans modified as TDRs during the year ended December 31, 2012 (dollars in thousands):

	Year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	3	$765	$765
Commercial	2	4,150	3,948
Construction and land development	1	675	675

Total real estate loans	6	5,590	5,388

Total loans	6	$5,590	$5,388

A loan is considered to be in default if it is 90 days or more past due. There was one TDR that had been restructured during the previous 12 months that resulted in default during the year ended December 31, 2013. This residential 1-4 family loan had a recorded investment of $173,000.

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

At December 31, 2013, the Company had 1-4 family mortgages in the amount of $139.3 million pledged as collateral to the Federal Home Loan Bank (FHLB) for a total borrowing capacity of $88.1 million.

Note 4. Loans Covered by FDIC Shared-loss Agreements (Covered Loans) and Related Allowance for Loan Losses

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

As of December 31, 2013 and 2012, the outstanding contractual balance of the covered loans was $117.0 million and $137.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2013		December 31, 2012
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$64,610	88.18%	$74,046	87.47%
Commercial	1,389	1.90	1,986	2.35
Construction and land development	2,940	4.01	3,264	3.86
Second mortgages	3,898	5.32	4,864	5.75
Multifamily	266	0.36	304	0.36
Agriculture	172	0.23	172	0.20

Total real estate loans	73,275	100.00%	84,636	99.99%
Commercial loans	—	—	—	—
Consumer installment loans	—	—	1	0.01
All other loans	—	—	—	—

Total covered loans	$73,275	100.00%	$84,637	100.00%

There was no activity in the allowance for loan losses on covered loans for the year ended December 31, 2013. Activity in the allowance for loan losses on covered loans for the years ended December 31, 2012 and 2011, was comprised of the following (dollars in thousands):

	December 31, 2011	Provision Allocation	Charge offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$473	$(218)	$(12)	$9	$252
Commercial	303	(71)	—	—	232
Construction and land development	—	4	(22)	18	—
Multifamily	—	35	(315)	280	—

Total real estate loans	776	(250)	(349)	307	484

Total covered loans	$776	$(250)	$(349)	$307	$484

	December 31, 2010	Provision Allocation	Charge offs	Recoveries	December 31, 2011
Mortgage loans on real estate:
Residential 1-4 family	$526	$—	$(53)	$—	$473
Commercial	303		—	—	303

Total real estate loans	829	—	(53)	—	776

Total covered loans	$829	$—	$(53)	$—	$776

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$252	$64,610	$252	$74,046
Commercial	232	1,389	232	1,986
Construction and land development	—	2,940	—	3,264
Second mortgages	—	3,898	—	4,864
Multifamily	—	266	—	304
Agriculture	—	172	—	172

Total real estate loans	484	73,275	484	84,636
Commercial loans	—	—	—	—
Consumer installment loans	—	—	—	1
All other loans	—	—	—	—

Total covered loans	$484	$73,275	$484	$84,637

The change in the accretable yield balance since January 1, 2011 is as follows:

Balance at January 1, 2011	$75,718
Accretion	(17,525)
Reclassification from (to) nonaccretable yield	(1,883)

Balance at December 31, 2011	56,310
Accretion	(14,105)
Reclassification from (to) nonaccretable yield	11,939

Balance at December 31, 2012	54,144
Accretion	(11,936)
Reclassification from (to) nonaccretable yield	9,307

Balance at December 31, 2013	$51,515

The covered loans were not classified as nonperforming assets at December 31, 2013 and 2012 as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased loans.

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

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO, and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

As discussed above, the shared-loss agreement for assets other than single family one-to-four mortgages expires March 2014. The portion of the FDIC indemnification asset related to those assets was $213,000 at December 31, 2013, of which $79,000 represented estimated losses to be reimbursed by the FDIC.

The following table presents the balances of the FDIC indemnification asset at December 31, 2013, 2012 and 2011 (dollars in thousands):

		Estimated	Amortizable	FDIC
	Anticipated	Loss	Premium	Indemnification
	Expected	Sharing	(Discount)	Asset
	Losses	Value	at PV	Total
January 1, 2011	$46,250	$37,000	$21,369	$58,369
Increases:
Writedown of OREO property to FMV	1,902	1,522		1,522
Decreases:
Net amortization of premium			(10,364)	(10,364)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(3,319)	(2,655)		(2,655)
OREO sales	(2,764)	(2,211)		(2,211)
Reimbursements requested from FDIC	(2,525)	(2,020)		(2,020)
Reforecasted change in anticipated expected losses	(10,831)	(8,665)	8,665	—

December 31, 2011	28,713	22,971	19,670	42,641
Increases:
Writedown of OREO property to FMV	622	497		497
Decreases:
Net amortization of premium			(6,936)	(6,936)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,321)	(1,057)		(1,057)
OREO sales	(1,140)	(912)		(912)
Reimbursements requested from FDIC	(495)	(396)		(396)
Reforecasted change in anticipated expected losses	(3,174)	(2,539)	2,539	—

December 31, 2012	23,205	18,564	15,273	33,837
Increases:
Writedown of OREO property to FMV	344	275		275
Decreases:
Net amortization of premium			(6,449)	(6,449)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,268)	(1,014)		(1,014)
OREO sales	(1,180)	(944)		(944)
Reimbursements requested from FDIC	(370)	(296)		(296)
Reforecasted change in anticipated expected losses	(7,217)	(5,774)	5,774	—

December 31, 2013	$13,514	$10,811	$14,598	$25,409

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2013	2012
Land	$7,681	$11,808
Land improvements and buildings	21,087	23,519
Leasehold improvements	58	54
Furniture and equipment	5,574	5,912
Construction in progress	1,385	29
Total	35,785	41,322
Less accumulated depreciation and amortization	(7,913)	(7,684)

Bank premises and equipment, net	$27,872	$33,638

Depreciation expense for the year ended December 31, 2013, 2012 and 2011 amounted to $1.6 million, $1.7 million, and $1.8 million, respectively.

Note 7. Other Intangibles

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years. The core deposit intangible related to the Georgia transaction was written off in conjunction with the sale of the branches in that market (See Note 29). The Company estimates that it will recognize amortization expense of $1.9 million for each of the next three years and the final $898,000 in the year ended December 31, 2017.

Other intangible assets are presented in the following table (dollars in thousands):

	December 31, 2013	December 31, 2012

Core deposit intangibles	$20,290	$20,290
Accumulated amortization	(12,196)	(9,994)
Reduction due to sale of deposits	(1,473)	—

Balance	$6,621	$10,296

Note 8. Deposits

The following table presents interest-bearing deposits by type at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012

NOW	$102,111	$142,923
MMDA	94,170	113,171
Savings	75,159	77,506
Time deposits less than $100,000	235,482	287,422
Time deposits $100,000 and over	315,287	275,318

Total interest-bearing deposits	$822,209	$896,340

The scheduled maturities of time deposits at December 31, 2013 are as follows (dollars in thousands):

2014	$316,584
2015	135,836
2016	64,255
2017	17,864
2018	15,388
2019	842

Total	$550,769

Note 9. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year ended December 31, 2013
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$3,903	$(1,075)	$2,828
Other comprehensive (loss) income before reclassifications	(7,515)	1,394	(6,121)
Amounts reclassified from AOCI	(342)	(474)	(816)

Net current period other comprehensive loss	(7,857)	920	(6,937)

Ending balance	$(3,954)	$(155)	$(4,109)

	Year ended December 31, 2012
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$3,257	$(1,038)	$2,219
Other comprehensive (loss) income before reclassifications	1,631	(57)	1,574
Amounts reclassified from AOCI	(985)	20	(965)

Net current period other comprehensive loss	646	(37)	609

Ending balance	$3,903	$(1,075)	$2,828

	Year ended December 31, 2011
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$(145)	$—	$(145)
Other comprehensive (loss) income before reclassifications	5,295	(1,573)	3,722
Amounts reclassified from AOCI	(1,893)	535	(1,358)

Net current period other comprehensive loss	3,402	(1,038)	2,364

Ending balance	$3,257	$(1,038)	$2,219

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Unaudited Consolidated Statement of Income
	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Unrealized (gain) loss on securities available for sale	$(518)	$(1,492)	$(2,868)	Gain on securities transactions, net
	176	507	975	Income tax expense

	$(342)	$(985)	$(1,893)	Net of tax

Amortization of defined benefit pension items
Actuarial gain (loss)	$1,462	$(57)	$(1.573)	(1)
Prior service cost	(68)	—	—	(1)
	(474)	20	535	Income tax expense

	$920	$(37)	$(1.038)	Net of tax

(1)	This other comprehensive income component is included in the computation of net periodic pension cost (See Note 12, “Employee Benefit Plans” for details).

Note 10. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (dollars in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,715	$4,557
Deferred compensation	633	514
Nonaccrual loan interest	931	847
Unrealized loss on available for sale securities	2,037	—
FAS 158 adjustment pension	81	554
Stock based compensation	205	165
Net operating loss carryforward	—	2,667
Alternative minimum tax credit	—	391
Depreciation	118	137
OREO	618	1,007
Other	146	395

	$8,484	$11,234

Deferred tax liabilities:
Accrued pension	355	359
Purchase accounting adjustment	2,257	4,089
Unrealized gain on available for sale securities	—	2,011
Other	56	37

	$2,668	$6,496

Net deferred tax asset	$5,816	$4,738

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2013 in accordance with FASB ASC 740. Based on a three year income projection of taxable income and tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. Years 2010 through 2013 are subject to audit by taxing authorities. The Company had a net operating loss carryforward of $7.8 million as of December 31, 2012. The Company has utilized all of the available net operating loss carryforward as of December 31, 2013.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2013	2012	2011
Current tax provision	$—	$22	$(907)
Deferred tax expense (benefit)	2,497	2,126	967

Income tax expense (benefit)	$2,497	$2,148	$60

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(2.6)	(2.0)	(21.8)
Bank owned life insurance income	(3.0)	(2.7)	(6.2)
Other, net	1.3	(1.5)	(2.0)

Effective tax rate	29.7%	27.8%	4.0%

Note 11. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks and securities sold under agreements to repurchase. Long-term borrowings are obtained through the FHLB of Atlanta. As of December 31, 2013, the Company had 1-4 family mortgages in the amount of $139.3 million pledged as collateral to the FHLB for a total borrowing capacity of $88.1 million. The following information is provided for borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2013	2012
Short-term:
Federal Funds purchased	$—	$5,412
Securities sold under agreements to repurchase	6,000	—

Total short-term borrowings	$6,000	$5,412

Maximum month-end outstanding balance	$9,722	$16,446
Average outstanding balance during the year	$1,451	$1,348
Average interest rate during the year	0.55%	0.64%
Average interest rate at end of year	0.45%	0.43%

Long-term:
Federal Home Loan Bank advances	$77,125	$49,828

Maximum month-end outstanding balance	$77,303	$50,000
Average outstanding balance during the year	$51,252	$41,235
Average interest rate during the year	1.10%	2.40%
Average interest rate at end of year	0.66%	1.24%

Maturities of fixed rate long-term debt at December 31, 2013 are as follows (dollars in thousands):

2014	$30,000
2015	20,000
2016	10,000
2017	5,000
2018	—
Thereafter	12,125

Total	$77,125

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $26 million at December 31, 2013.

Note 12. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all the Defined Benefit Plan participants effective December 31, 2010.

The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,791	$5,622
Service cost	—	—
Interest cost	224	250
Actuarial gain/(loss)	(749)	425
Benefits paid	(649)	(488)
Change in obligation due to plan amendment	68	—
Settlement (gain)/loss	(23)	(18)

Benefit obligation, ending	$4,662	$5,791

Change in Plan Assets
Fair value of plan assets, beginning of year	$5,255	$3,157
Actual return on plan assets	879	586
Employer contributions	—	2,000
Benefits paid	(649)	(488)

Fair value of plan assets, ending	$5,485	$5,255

Funded Status	$823	$(536)

Amounts Recognized in the Balance Sheet
Other assets	$823	$—
Other liabilities	—	536
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$168	$1,630
Prior service cost	68	—
Net obligation at transition	—	—
Deferred tax	(81)	(555)

Total amount recognized	$155	$1,075

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2013 and 2012 was $4.7 million and $5.8 million, respectively.

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Components of Net Periodic Benefit Cost
Interest cost	$224	$250	$260
Expected return on plan assets	(405)	(408)	(301)
Recognized net loss due to settlement	147	105	3
Recognized net actuarial loss	69	66	—

Net periodic (benefit) cost	$35	$13	$(38)

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss) income	$(1,359)	$71	$1,534

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	2013	2012	2011
Discount rate used for net periodic pension cost	4.00%	4.50%	5.50%
Discount rate used for disclosure	5.00%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	8.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2013 are as follows (dollars in thousands):

Net (gain)/loss	$(1,462)
Prior service cost	68

Total amount recognized	$(1,394)

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows (dollars in thousands):

Prior service cost	$5
Net loss due to settlement	11

Total amount recognized	$16

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2013 and 2012 by asset category were as follows:

	2013	2012
Asset Category
Mutual funds – fixed income	40.00%	39.00%
Mutual funds – equity	60.00	61.00
Cash and equivalents	0.00	0.00

Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2013 and 2012 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2013	December 31, 2012
Cash	$6	$5
Mutual funds:
Fixed income funds	2,178	2,033
International funds	828	418
Large cap funds	844	1,014
Mid cap funds	570	593
Small cap funds	201	258
Stock fund	857	932

	$5,484	$5,253

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2014	$—
Expected Benefit Payments
2014	$421
2015	744
2016	227
2017	86
2018	394
2019-2023	1,159

401(k) Plan

The Company combined the acquired BOE 401(k) and TFC 401(k) plans into the Essex Bank 401(k) plan effective October 1, 2010. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2013, 2012 and 2011 were $472,000, $473,000, and $332,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $124,000, $99,000, and $107,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The expense associated with these agreements is offset by increased cash surrender value of life insurance policies on the individuals.

Note 13. Stock Option Plans

2009 Stock Option Plan

In 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives and other rights that promote and recognize the financial success and growth of the Company. The Company believes that ownership of company stock will stimulate the efforts of such employees and directors by further aligning their interests with the interest of the Company’s stockholders. The Plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company for up to 2,650,000 shares of common stock. No more than 1,500,000 shares may be issued in connection with the exercise of incentive stock options. Annual grants of stock options are limited to 500,000 shares for each participant.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected volatility	50.0%	50.0%	50.0%
Expected dividend	2.0%	2.0% - 3.0%	3.0%
Expected term (years)	6.25	6.25	5.50
Risk free rate	1.38%	0.77% - 1.31%	1.12%

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

In January 2013, the Company granted 25,000 restricted shares of common stock to a senior executive in accordance with the minimum rules for long-term equity grants for companies participating in the Department of the Treasury’s TARP Capital Purchase Program. These rules require that for each 25% of total financial assistance repaid, 25% of the total restricted stock may become transferrable. See Note 27 for further information related to the Company’s participation in the TARP Capital Purchase Program.

The Company issued equity grants to non-employee directors as payment for annual retainer fees. The fair market value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2013, 2012 and 2011 is shown in the following table:

	For the Year Ended
	2013		2012		2011
Month	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value
February	—	$—	—	$—	39,972	$1.23
March	8,751	3.37	—	—	4,082	1.33
June	9,096	3.24	15,925	2.04	115,040	1.13
September	8,073	3.65	13,477	2.41	—	—
December	7,965	3.70	13,260	2.45	—	—

In October 2011, the Company granted 50,000 employee options which vested 100% on December 31, 2011. The Company granted 270,000 options in 2012 and 230,000 options in 2013 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2013, is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	412,000	$1.74
Granted	230,000	2.86
Forfeited	(31,750)	2.65
Expired	—	—
Exercised	(5,000)	1.25

Outstanding at end of year	605,250	2.12	$992,618

Options outstanding and exercisable at end of year	195,313	1.95	$352,849

Weighted average remaining contractual life for outstanding and exercisable shares at year end	87 months

The weighted average fair value per option of options granted during the year was $1.16, $0.46 and $0.36 for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2013. This amount changes with changes in the market value of the Company’s stock. The Company received $6,000 in cash related to option exercises with a total intrinsic value of $11,000 for the period ended December 31, 2013. There were no options exercised for either of the periods ended December 31, 2012 and 2011.

The Company recorded total stock-based compensation expense of $253,000, $156,000 and $227,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Of the $253,000 in expense that was recorded in 2013, $135,000 related to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income; $118,000 related to the non-employee director grants and is classified as “other operating expenses.” Of the $156,000 in expense that was recorded in 2012, $57,000 related to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income; $99,000 related to the non-employee director grants and is classified as “other operating expenses.” Of the $227,000 in expense that was recorded in 2011, $44,000 related to employee grants and is classified as “personnel expense” on the Consolidated Statements of Income; $183,000 related to the non-employee director grants and is classified as “other operating expenses.”

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2013:

	Options		Restricted Stock
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at beginning of the year	299,000	$0.47	7,500	$2.78
Granted	230,000	1.16	—	—
Vested	(87,313)	0.48	(3,750)	2.78
Forfeited	(31,750)	0.91	—	—

Non-vested at end of year	409,937	0.82	3,750	2.78

The unrecognized compensation expense related to non-vested options and restricted stock was $290,000 at December 31, 2013 to be recognized over a weighted average period of 33 months. The total fair market value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $42,000, $51,000 and $35,000, respectively.

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

A summary of the options outstanding for the year ended December 31, 2013 is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the year	91,078	$5.36
Granted	—	—
Forfeited	(1,896)	5.01
Expired	(49,048)	5.72
Exercised	—	—
Outstanding at end of year	40,134	4.94
Options outstanding and exercisable at end of the year	40,134	4.94

Weighted average remaining contractual life for outstanding and exercisable shares at year end	10 months

The aggregate intrinsic value of the options outstanding and exercisable was zero for each of the years ended December 31, 2013, 2012 and 2011.

Note 14. Earnings Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments (dollars and shares in thousands, except per share data).

	Net Income Available to Common Stockholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the Twelve Months ended December 31, 2013
Shares issued		21,689
Unissued vested restricted stock		11

Basic EPS	$4,787	21,700	$0.22
Effect of dilutive stock awards and options	—	222	—

Diluted EPS	$4,787	21,922	$0.22

For the Twelve Months ended December 31, 2012
Shares issued		21,640
Unissued vested restricted stock		7

Basic EPS	$4,478	21,647	$0.21
Effect of dilutive stock awards and options	—	70	—

Diluted EPS	$4,478	21,717	$0.21

For the Twelve Months ended December 31, 2011
Basic EPS	$354	21,565	$0.02
Effect of dilutive stock awards and options		—	—

Diluted EPS	$354	21,565	$0.02

Excluded from the computation of diluted earnings per common share were approximately 40,000, 1.3 million, and 1.2 million of awards, options or warrants during 2013, 2012 and 2011, respectively, because their inclusion would be antidilutive.

Note 15. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons.

The table below presents the activity for both direct and indirect loans at December 31, 2013 and 2012 (dollars in thousands).

	2013	2012
Balance, beginning of year	$3,115	$3,703
Principal additions	1,765	575
Repayments and reclassifications	(2,579)	(1,163)

Balance, end of year	$2,301	$3,115

Indirect loans at December 31, 2013 and 2012 were $1.8 million and $1.7 million, respectively.

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

During the first two quarters of 2010, the Company discussed with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions certain issues with respect to the payment of these bonus awards. These issues include the compliance of the terms and structure of the bonus awards with Federal Reserve System Regulation W and the rules and regulations of the TARP Capital Purchase Program. The Company has worked diligently to resolve these issues, but, as of March 14, 2014, these issues remain open with its regulators. The Company cannot make any assurances as to the amount of these bonus awards, if any, that will ultimately be permissible following the resolution of these issues. In addition, the Company cannot make any assurances as to any penalties that the regulatory agencies may assess if the Company is determined to have violated any of the rules and regulations described above. Such penalties may include, with respect to any Federal Reserve violations, formal or informal action directing the Company to make immediate corrections, civil penalties if it is determined that the violation was caused with intent, undertaken with reckless disregard for the Company’s financial safety and soundness, or results in gain to the Company. In addition, such penalties may include, with respect to any TARP violations, civil and criminal penalties and restitution of payments paid by the Company to the officer. The Company is unable to make an estimate of the possible loss or range of loss that it may incur as a result of these issues.

Note 17. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2013 and 2012, the aggregate amount of unrestricted funds that could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $3.5 million and $787,000, respectively. From January 1, 2012 until December 5, 2012, and for the year ended December 31, 2011, the Bank was not permitted to make dividend payments to the holding company without prior regulatory approval, as required by the formal written agreement that the Company had with its regulators.

Note 18. Concentration of Credit Risk

At December 31, 2013 and 2012, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 83.75% and 86.96% of the loan portfolio for 2013 and 2012, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $7.1 million and $8.9 million at December 31, 2013 and 2012, respectively

Note 19. Financial Instruments With Off-Balance Sheet Risk

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

A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2013 and 2012, is as follows (dollars in thousands):

	2013	2012
Commitments with off-balance sheet risk:
Commitments to extend credit	$72,183	$64,056
Standby letters of credit	9,978	9,487

Total commitments with off-balance sheet risk	$82,161	$73,543

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, based on regulatory guidelines, the Company believes that it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

	Actual		Required for Capital Adequacy Purposes		Required in Order to be Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital to risk weighted assets
Company	$113,805	16.82%	$54,124	8.00%	NA	NA
Bank	113,624	16.79%	54,132	8.00%	67,666	10.00%
Tier 1 Capital to risk weighted assets
Company	105,672	15.62%	27,062	4.00%	NA	NA
Bank	105,489	15.59%	27,066	4.00%	40,599	6.00%
Tier 1 Capital to adjusted average total assets
Company	105,672	9.52%	44,396	4.00%	NA	NA
Bank	105,489	9.50%	44,402	4.00%	55,503	5.00%
As of December 31, 2012:
Total Capital to risk weighted assets
Company	$112,463	16.99%	$52,969	8.00%	NA	NA
Bank	111,687	16.87%	52,971	8.00%	66,214	10.00%
Tier 1 Capital to risk weighted assets
Company	104,521	15.79%	26,485	4.00%	NA	NA
Bank	103,745	15.67%	26,486	4.00%	39,728	6.00%
Tier 1 Capital to adjusted average total assets
Company	104,521	9.41%	44,444	4.00%	NA	NA
Bank	103,745	9.34%	44,449	4.00%	55,561	5.00%

Note 21. Fair Values of Assets and Liabilities

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that prioritizes the valuation inputs into three broad levels. The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2013.

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

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,987	$94,935	$4,052	$—
U.S. Gov’t sponsored agencies	486	—	486	—
State, county, and municipal	134,096	2,482	131,614	—
Corporate and other bonds	6,349	—	6,349	—
Mortgage backed – U.S. Gov’t agencies	3,439	—	3,439	—
Mortgage backed – U.S. Gov’t sponsored agencies	22,420	2,531	19,889	—

Total investment securities available for sale	265,777	99,948	165,829	—
Loans held for sale	100	—	100	—

Total assets at fair value	$265,877	$99,948	$165,929	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,277	$153,277	$—	$—
U.S. Gov’t sponsored agencies	503	—	503	—
State, county and municipal	117,596	6,742	110,854	—
Corporate and other bonds	7,618	1,009	6,609	—
Mortgage backed – U.S. Gov’t agencies	15,560	—	15,560	—
Mortgage backed – U.S. Gov’t sponsored agencies	14,524	—	14,524	—

Total investment securities available for sale	309,078	161,028	148,050	—

Loans held for sale	1,266	—	1,266	—

Total assets at fair value	$310,344	$161,028	$149,316	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the periods ended December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$10,334	$—	$1,791	$8,543
Other real estate owned (OREO), non-covered	6,244	—	—	6,244
Other real estate owned (OREO), covered	2,692	—	—	2,692

Total assets at fair value	$19,270	$—	$1,791	$17,479

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$15,552	$—	$4,039	$11,513
Other real estate owned (OREO), non-covered	10,793	—	—	10,793
Other real estate owned (OREO), covered	3,370	—	—	3,370

Total assets at fair value	$29,715	$—	$4,039	$25,676

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2013 and 2012, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

	December 31, 2013
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$28,563	$30,305	$—	$30,305	$—
Loans, non-covered	585,729	591,081	—	582,538	8,543
Loans, covered	72,791	88,693	—	—	88,693
FDIC indemnification asset	25,409	10,557	—	—	10,557

Financial liabilities:
Interest bearing deposits	822,209	824,895	—	824,895	—
Long-term borrowings	81,249	81,014	—	81,014	—

	December 31, 2012
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,283	$45,228	$—	$45,228	$—
Loans, non-covered	562,562	569,188	—	557,675	11,513
Loans, covered	84,153	96,024	—	—	96,024
FDIC indemnification asset	33,837	17,477	—	—	17,477

Financial liabilities:
Interest bearing deposits	896,340	872,920	—	872,920	—
Long-term borrowings	53,952	54,569	—	54,569	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of December 31, 2013. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Long-term borrowings

The fair values of the Company’s long-term borrowings (FHLB advances and trust preferred capital notes) are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Note 22. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2013, 2012 and 2011 was 3.28%, 3.57%, and 3.43%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2013, all trust preferred notes were included in tier 1 capital.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities. During 2011, the Company accrued and elected to defer $143,000 in total interest payments related to its trust preferred notes, respectively. On March 16, 2012, the Company paid all of its previously deferred interest payments and the interest payment that would have been due on March 31, 2012. Accordingly, the Company is current in its obligations under the trust preferred notes.

Note 23. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2013 (dollars in thousands):

2014	$758
2015	694
2016	650
2017	597
2018	583
Thereafter	2,942

Total of future payments	$6,224

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $621,000, $659,000, and $695,000, respectively.

Note 24. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately.

	December 31
(dollars in thousands)	2013	2012	2011
Bank franchise tax	$513	$466	$552
Telephone and internet line	699	777	789
Stationery, printing and supplies	453	504	654
Exam fees	529	569	776
Directors fees	413	422	530
Credit expense	707	948	1,008
Other expenses	2,247	1,863	1,903

Total other operating expenses	$5,561	$5,549	$6,212

Note 25. Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY BALANCE SHEETS

AS OF DECEMBER 31, 2013 and 2012

(dollars in thousands)

	2013	2012
Assets
Cash	$323	$838
Other assets	1,711	1,470
Investments in subsidiaries	108,789	117,176

Total assets	$110,823	$119,484

Liabilities
Other liabilities	$40	$42
Balances due to subsidiary bank	—	1
Balances due to non-bank subsidiary	4,124	4,124

Total liabilities	4,164	4,167

Stockholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value) 10,680 and 17,680 issued and outstanding, respectively	10,680	17,680
Warrants on preferred stock	1,037	1,037
Discount on preferred stock	—	(234)
Common stock (200,000,000 shares authorized $0.01 par value; 21,709,096 and 21,670,212 shares issued and outstanding, respectively)	217	217
Additional paid in capital	144,656	144,398
Retained earnings	(45,822)	(50,609)
Accumulated other comprehensive income	(4,109)	2,828

Total stockholders’ equity	$106,659	$115,317

Total liabilities and stockholders’ equity	$110,823	$119,484

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011
Income:
Interest and dividend income	$—	$—	$—
Dividends received from subsidiaries	7,820	3,048	—
Gains on sale of securities, net	—	—	—
Other operating income	4	11	6

Total income	7,824	3,059	6

Expenses:
Interest expense	137	180	205
Management fee paid to subsidiaries	144	138	166
Stock option expense	5	(54)	62
Bad debt	—	—	(17)
Bank franchise taxes	236	180	182
Professional and legal expenses	112	129	102
Other operating expenses	74	(160)	209

Total expenses	708	413	909
Equity in income / (loss) of subsidiaries	(1,449)	2,778	2,040
Net income before income taxes	5,667	5,424	1,137

Income tax benefit	239	158	307

Net income	$5,906	$5,582	$1,444

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(dollars in thousands)

	2013	2012	2011
Operating activities:
Net income	$5,906	$5,582	$1,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Issuance of common stock and stock options	258	156	245
Undistributed equity in loss (income) of subsidiary	1,449	(2,778)	(2,040)
(Increase) decrease in other assets	(241)	(194)	95
(Decrease) increase in other liabilities, net	(2)	(239)	171
Provision for loan loss	—	—	(17)

Net cash and cash equivalents provided by (used in) operating activities	7,370	2,527	(102)

Investing activities:
Recovery of bad debt	—	—	17

Net cash and cash equivalents provided by investing activities	—	—	17

Financing activities:
Repurchase of preferred stock	(7,000)	—	—
Cash dividends paid	(885)	(2,210)	—

Net cash and cash equivalents used in financing activities	(7,885)	(2,210)	—

(Decrease) increase in cash and cash equivalents	(515)	317	(85)
Cash and cash equivalents at beginning of the period	838	521	606

Cash and cash equivalents at end of the period	$323	$838	$521

Note 26. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 27. Preferred Stock

On December 19, 2008, under the Department of the Treasury’s TARP Capital Purchase Program, the Company issued to the U.S. Treasury 17,680 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), and a 10-year warrant to purchase up to 780,000 shares of common stock at an exercise price of $3.40 per share. Cumulative dividends on the Series A Preferred Stock are payable at 5% per annum through the February 2014 payment, and at a rate of 9% per annum thereafter. The warrant is exercisable at any time until December 19, 2018, and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

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

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary. The form of the repurchase was a redemption under the terms of the Series A Preferred Stock. The Company paid the Treasury $7.0 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

As of December 31, 2013, the Company is current in its payment of dividends with respect to the Series A Preferred Stock.

Note 28. Quarterly Data (unaudited)

	Year Ended December 31
	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$12,166	$12,491	$13,171	$12,217	$13,809	$14,119	$12,872	$12,919
Interest expense	1,894	1,791	1,749	1,644	2,712	2,587	2,339	2,054

Net interest income	10,272	10,700	11,422	10,573	11,097	11,532	10,533	10,865
Provision for loan losses	—	—	—	—	250	500	—	450

Net interest income after provision for loan losses	10,272	10,700	11,422	10,573	10,847	11,032	10,533	10,415
Noninterest income	1,326	1,338	593	1,467	975	1,462	2,470	1,299
Noninterest expenses	9,711	9,758	9,433	10,386	10,442	10,811	10,357	9,693

Income (loss) before income taxes	1,887	2,280	2,582	1,654	1,380	1,683	2,646	2,021
Income tax expense (benefit)	563	673	800	461	390	473	837	448

Net income (loss)	$1,324	$1,607	$1,782	$1,193	$990	$1,210	$1,809	$1,573
Dividends paid on preferred stock	221	221	208	235	221	221	221	221
Accretion of discount on preferred stock	58	59	73	44	55	55	55	55
Accumulated preferred dividends	—	—	—	—	—	—	—	—

Net income (loss) available to common shareholders	$1,045	$1,327	$1,501	$914	$714	$934	$1,533	$1,297

Earnings (loss) per common share, basic	$0.05	$0.06	$0.07	$0.04	$0.03	$0.04	$0.07	$0.06
Earnings (loss) per common share, diluted	$0.05	$0.06	$0.07	$0.04	$0.03	$0.04	$0.07	$0.06

					2011
					First	Second	Third	Fourth
Interest and dividend income					$13,394	$14,492	$14,272	$13,877
Interest expense					3,311	3,079	2,974	2,864

Net interest income					10,083	11,413	11,298	11,013
Provision for loan losses					1,498	—	—	—

Net interest income after provision for loan losses					8,585	11,413	11,298	11,013
Noninterest income					2,430	973	3,355	1,476
Noninterest expenses					13,047	11,738	12,699	11,555

Income (loss) before income taxes					(2,032)	648	1,954	934
Income tax expense (benefit)					(838)	127	532	239

Net income (loss)					$(1,194)	$521	$1,422	$695
Dividends paid on preferred stock					—	—	—	—
Accretion of discount on preferred stock					51	53	51	51
Accumulated preferred dividends					221	221	221	221

Net income (loss) available to common shareholders					$(1,466)	$247	$1,150	$423

Earnings (loss) per common share, basic					$(0.07)	$0.01	$0.05	$0.02
Earnings (loss) per common share, diluted					$(0.07)	$0.01	$0.05	$0.02

Note 29. Branch Sale

On November 8, 2013, the Company sold the four branches located in Georgia and related deposits to Community & Southern Bank, headquartered in Atlanta, Georgia (the “Branch Sale”). The Branch Sale resulted in the transfer of $193.2 million of deposits and $20,000 of consumer loans associated with such deposits to Community & Southern Bank in exchange for the payment of a deposit premium of $2.6 million. Certain fixed assets with a fair value of $5.2 million (cost, net of accumulated depreciation of $1.2 million) were also sold. In addition, $1.5 million of remaining unamortized intangible assets related to customers and deposits associated with the Branch Sale.

The following table summarizes deposits related to the Branch Sale (dollars in thousands):

Deposits
Noninterest bearing	$15,869
Interest bearing	177,301

Total deposits	$193,170

On October 25, 2013 the Company sold $24.3 million in loans held by the Georgia branches to Pinnacle Bank, headquartered in Elberton, Georgia (the “Loan Sale”), at a premium of 1.0%.

The following summarizes the loans related to the Loan Sale (dollars in thousands):

Mortgage loans on real estate:
Residential 1-4 family	$2,240
Commercial	15,762
Construction and land development	2,895
Second mortgages	41
Multifamily	1,802
Agriculture	—

Total real estate loans	22,740
Commercial loans	1,147
Consumer installment loans	424
All other loans	—

Gross loans	24,311

Net deferred costs	34

Total loans	$24,345

Based on the premiums outlined above, the Company recorded a net gain on the combined transactions of $255,000. This gain is net of the deposit premium of $2.6 million, a write off of $1.5 million of existing core deposit intangibles, a $827,000 loss on the sale of fixed assets, a $243,000 gain on the sale of loans and $258,000 in transaction related costs.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 1992. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Elliott Davis, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 46 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

2.5	Purchase and Assumption Agreement, dated August 19, 2013, between Community & Southern Bank and Essex Bank, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2013 (File No. 001-32590)

2.6	Agreement and Plan of Reincorporation and Merger, dated as of May 13, 2013, by and between Community Bankers Trust Corporation, a Delaware corporation, and Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.1	Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3	Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.1	TARP Merger Side Letter Agreement, dated January 1, 2014, between Community Bankers Trust Corporation, a Virginia corporation, Community Bankers Trust Corporation, a Delaware corporation, and the United States Department of the Treasury), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.2	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between Community Bankers Trust Corporation, a Delaware corporation, and the United States Department of the Treasury, incorporated by reference to the Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.3	ARRA Side Letter Agreement, dated January 1, 2014, between Community Bankers Trust Corporation, a Virginia corporation, and the United States Department of the Treasury), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.4	Form of Waiver, executed by Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III, and W. Thomas Townsend), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.5	Written Agreement, effective April 21, 2010, by and among Community Bankers Trust Corporation, Essex Bank, Federal Reserve Bank of Richmond and State Corporation Commission Bureau of Financial Institutions, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2011 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Form of Letter Agreement, executed by Bruce E. Thomas with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.8	TransCommunity Financial Corporation 2001 Stock Option Plan, as amended and restated effective March 27, 2003, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-QSB filed on May 14, 2003 (File No. 000-33355)

10.9	Form of Non-Qualified Stock Option Agreement for Employee for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.10	Form of Non-Qualified Stock Option Agreement for Director for TransCommunity Financial Corporation 2001 Stock Option Plan, incorporated by reference to TransCommunity Financial Corporation’s Annual Report on Form 10-KSB filed on March 30, 2005 (File No. 000-33355)

10.11	TransCommunity Financial Corporation 2007 Equity Compensation Plan, incorporated by reference to TransCommunity Financial Corporation’s Quarterly Report on Form 10-Q filed on August 13, 2007 (File No. 000-33355)

10.12	BOE Financial Services of Virginia, Inc. Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.13	First Amendment to BOE Financial Services of Virginia, Inc.’s Stock Incentive Plan, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.14	BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to Exhibit A of the Proxy Statement included in BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-4 filed on March 24, 2000 (File No. 333-33260)

10.15	First Amendment to BOE Financial Services of Virginia, Inc. Stock Option Plan for Outside Directors, incorporated by reference to BOE Financial Services of Virginia, Inc.’s Registration Statement on Form S-8 filed on November 8, 2000 (File No. 333-49538)

10.16	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.17	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

14.1	Code of Business Conduct and Ethics, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2011 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Executive Officer)*

99.2	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Financial Officer)*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above

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

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 14, 2014
Rex L. Smith, III	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 14, 2014
Bruce E. Thomas	Chief Financial Officer
(principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 14, 2014
Laureen D. Trice	and Controller
(principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 14, 2014
John C. Watkins

/s/ Richard F. Bozard	Director	March 14, 2014
Richard F. Bozard

/s/ Alexander F. Dillard, Jr.	Director	March 14, 2014
Alexander F. Dillard, Jr.

/s/ Glenn J. Dozier	Director	March 14, 2014
Glenn J. Dozier

/s/ P. Emerson Hughes, Jr.	Director	March 14, 2014
P. Emerson Hughes, Jr.

Signature	Title	Date

/s/ Troy A. Peery, Jr.	Director	March 14, 2014
Troy A. Peery, Jr.

/s/ Eugene S. Putnam, Jr.	Director	March 14, 2014
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 14, 2014
S. Waite Rawls III

/s/ Robin Traywick Williams	Director	March 14, 2014
Robin Traywick Williams