Form 10-Q
period 2014-03-31
Community Bankers Trust Corp
filed 2014-05-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	20-2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9954 Mayland Drive, Suite 2100 Richmond, Virginia	23233
(Address of principal executive offices)	(Zip Code)

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

At March 31, 2014, there were 21,720,221 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

March 31, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

(dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,139	$10,857
Interest bearing bank deposits	27,782	12,978

Total cash and cash equivalents	38,921	23,835

Securities available for sale, at fair value	271,345	265,777
Securities held to maturity, at cost (fair value of $28,316 and $30,305, respectively)	26,625	28,563
Equity securities, restricted, at cost	7,772	8,358

Total securities	305,742	302,698

Loans held for sale	—	100

Loans not covered by FDIC shared-loss agreements	593,610	596,173
Loans covered by FDIC shared-loss agreements	71,860	73,275

Total loans	665,470	669,448
Allowance for loan losses (non-covered loans of $10,410 and $10,444, respectively; covered loans of $484 and $484, respectively)	(10,894)	(10,928)

Net loans	654,576	658,520

FDIC indemnification asset	23,846	25,409
Bank premises and equipment, net	29,139	27,872
Other real estate owned, covered by FDIC shared-loss agreements	3,211	2,692
Other real estate owned, non-covered	5,439	6,244
Bank owned life insurance	20,956	20,795
FDIC receivable under shared-loss agreements	433	368
Core deposit intangibles, net	6,144	6,621
Other assets	13,295	14,378

Total assets	$1,101,702	$1,089,532

LIABILITIES
Deposits:
Noninterest bearing	$73,935	$70,132
Interest bearing	831,233	822,209

Total deposits	905,168	892,341

Federal funds purchased and securities sold under agreements to repurchase	—	6,000
Federal Home Loan Bank advances	76,946	77,125
Trust preferred capital notes	4,124	4,124
Other liabilities	4,817	3,283

Total liabilities	991,055	982,873

SHAREHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 10,680 and 10,680 shares issued and outstanding, respectively)	10,680	10,680
Warrants on preferred stock	1,037	1,037
Common stock (200,000,000 shares authorized, $0.01 par value; 21,720,221 and 21,709,096 shares issued and outstanding, respectively)	217	217
Additional paid in capital	144,747	144,656
Retained deficit	(44,163)	(45,822)
Accumulated other comprehensive loss	(1,871)	(4,109)

Total shareholders’ equity	110,647	106,659

Total liabilities and shareholders’ equity	$1,101,702	$1,089,532

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2014	March 31, 2013
Interest and dividend income
Interest and fees on non-covered loans	$7,051	$7,511
Interest and fees on FDIC covered loans	2,961	2,659
Interest on federal funds sold	—	2
Interest on deposits in other banks	13	8
Interest and dividends on securities
Taxable	1,698	1,838
Nontaxable	156	148

Total interest and dividend income	11,879	12,166

Interest expense
Interest on deposits	1,408	1,701
Interest on short-term borrowings	1	1
Interest on other borrowed funds	161	192

Total interest expense	1,570	1,894

Net interest income	10,309	10,272
Provision for loan losses	—	—

Net interest income after provision for loan losses	10,309	10,272

Noninterest income
Service charges on deposit accounts	489	663
Gain on securities transactions, net	355	278
Gain on sale of other loans, net	48	—
Income on bank owned life insurance	192	149
Other	217	236

Total noninterest income	1,301	1,326

Noninterest expense
Salaries and employee benefits	3,923	3,993
Occupancy expenses	648	663
Equipment expenses	219	267
Legal fees	28	13
Professional fees	107	50
FDIC assessment	207	167
Data processing fees	494	537
FDIC indemnification asset amortization	1,498	1,501
Amortization of intangibles	477	565
Other real estate expense	283	737
Other operating expenses	1,293	1,218

Total noninterest expense	9,177	9,711

Income before income taxes	2,433	1,887
Income tax expense	709	563

Net income	$1,724	$1,324
Dividends paid on preferred stock	65	221
Accretion of discount on preferred stock	—	58

Net income available to common shareholders	$1,659	$1,045

Net income per common share – basic	$0.08	$0.05

Net income per common share – diluted	$0.08	$0.05

Weighted average number of common shares outstanding
basic	21,729	21,682
diluted	22,055	21,839

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(dollars in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Net income	$1,724	$1,324

Other comprehensive income (loss):
Change in unrealized gain in investment securities	3,746	49
Tax related to unrealized gain in investment securities	(1,274)	(17)
Reclassification adjustment for gain in securities sold	(355)	(278)
Tax related to realized gain in securities sold	121	95

Total other comprehensive income (loss)	2,238	(151)

Total comprehensive income	$3,962	$1,173

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance January 1, 2013	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	58	—	—	—	(58)	—	—
Issuance of common stock	—	—	—	13	—	35	—	—	35
Dividends paid on preferred stock	—	—	—	—	—	—	(221)	—	(221)
Issuance of stock options	—	—	—	—	—	30	—	—	30
Net income	—	—	—	—	—	—	1,324	—	1,324
Other comprehensive loss	—	—	—	—	—	—	—	(151)	(151)

Balance March 31, 2013	$17,680	$1,037	$(176)	21,683	$217	$144,463	$(49,564)	$2,677	$116,334

Balance January 1, 2014	$10,680	$1,037	$—	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	—	11	—	41	—	—	41
Dividends paid on preferred stock	—	—	—	—	—	—	(65)	—	(65)
Issuance of stock options	—	—	—	—	—	50	—	—	50
Net income	—	—	—	—	—	—	1,724	—	1,724
Other comprehensive income	—	—	—	—	—	—	—	2,238	2,238

Balance March 31, 2014	$10,680	$1,037	$—	21,720	$217	$144,747	$(44,163)	$(1,871)	$110,647

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(dollars in thousands)

	March 31, 2014	March 31, 2013
Operating activities:
Net income	$1,724	$1,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	859	973
Issuance of common stock and stock options	91	65
Amortization of purchased loan premium	384	306
Deferred tax expense	—	563
Amortization of security premiums and accretion of discounts, net	963	1,041
Net gain on sale of loans	(48)	—
Net gain on sale of securities	(355)	(278)
Net loss on sale and valuation of other real estate	263	630
Changes in assets and liabilities:
Net decrease in loans held for sale	100	121
Decrease in other assets	1,264	1,490
Increase (decrease) in accrued expenses and other liabilities	1,534	(351)

Net cash provided by operating activities	6,779	5,884

Investing activities:
Proceeds from available for sale securities	26,415	73,068
Proceeds from held to maturity securities	1,899	3,526
Proceeds from equity securities	586	254
Purchase of available for sale securities	(29,158)	(38,990)
Purchase of equity securities	—	(47)
Proceeds from sale of other real estate	596	2,279
Improvements of other real estate, net of insurance proceeds	(19)	(185)
Net decrease (increase) in loans	98	(4,022)
Principal recoveries of loans previously charged off	118	246
Purchase of premises and equipment, net	(1,653)	(7)
Purchase of bank owned life insurance investment	—	(5,000)
Proceeds from sale of loans	2,841	—

Net cash provided by investing activities	1,723	31,122

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	12,828	(32,260)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(6,000)	(4,420)
Net decrease in Federal Home Loan Bank borrowings	(179)	(174)
Cash dividends paid	(65)	(221)

Net cash provided by (used in) financing activities	6,584	(37,075)

Net increase (decrease) in cash and cash equivalents	15,086	(69)

Cash and cash equivalents:
Beginning of period	$23,835	$24,137

End of period	$38,921	$24,068

	March 31, 2014	March 31, 2013
Supplemental disclosures of cash flow information:
Interest paid	$1,495	$1,996
Income taxes paid	115	—
Transfers of loans to other real estate owned property	550	756

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was originally incorporated in 2005. On January 1, 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation.

The Company is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 21 full-service offices, 14 of which are in Virginia and seven of which are in Maryland. The Bank also operates two loan production offices in Virginia. The Company relocated its corporate headquarters on March 31, 2014. The Bank opened a new branch office in Annapolis, Maryland on March 25, 2014 and a branch office at its new headquarters in Richmond, Virginia on April 7, 2014.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting and reporting policies of the Company conform to generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2014, and the statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2014. Results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Although current guidance indicates that a creditor should reclassify a collateralized mortgage loan as other real estate owned when it determines that there has been in substance a repossession or foreclosure by the creditor, that is, the creditor receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place, the terms in substance a repossession or foreclosure and physical possession are not defined in the accounting literature. This has resulted in diversity about when a creditor should derecognize the loan receivable and recognize the real estate property. The objective of the amendments in this Update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs. The amendments state that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently records foreclosures in accordance with this guidance; therefore, no changes are necessary for adoption.

Also in January 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. Currently, an investor that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method. Those not electing the effective yield method would account for the investment using the equity method or cost method. The Task Force received stakeholder feedback indicating that certain of the required conditions for the effective yield method are overly restrictive and thus prevent many investments in qualified affordable housing projects from qualifying for the use of this method. Those stakeholders stated that presenting the investment performance net of taxes as a component of income tax expense (benefit) as prescribed by the effective yield method more fairly represents the economics and provides users with a better understanding of the returns from such investments than the equity or cost methods.

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

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	March 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$107,485	$108	$(965)	$106,628
U.S. Gov’t sponsored agencies	—	—	—	—
State, county and municipal	133,226	1,970	(3,332)	131,864
Corporate and other bonds	5,502	28	(40)	5,490
Mortgage backed – U.S. Gov’t agencies	2,602	20	(145)	2,477
Mortgage backed – U.S. Gov’t sponsored agencies	25,126	19	(259)	24,886

Total Securities Available for Sale	$273,941	$2,145	$(4,741)	$271,345

Securities Held to Maturity
State, county and municipal	$9,069	$700	$—	$9,769
Mortgage backed – U.S. Gov’t agencies	6,202	372	—	6,574
Mortgage backed – U.S. Gov’t sponsored agencies	11,354	619	—	11,973

Total Securities Held to Maturity	$26,625	$1,691	$—	$28,316

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420

Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200

Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,913	$1,942	$19,962	$19,894
Due after one year through five years	23,682	25,219	45,381	45,428
Due after five years through ten years	1,030	1,155	154,269	153,029
Due after ten years	—	—	54,329	52,994

Total securities	$26,625	$28,316	$273,941	$271,345

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Proceeds from sales of securities available for sale were $21.7 million and $24.8 million during the three months ended March 31 2014 and 2013, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Gross realized gains	$406	$321
Gross realized losses	(51)	(43)

Net securities gains	$355	$278

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2014 and 2013.

The fair value and gross unrealized losses for securities available for sale, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$62,299	$(635)	$31,123	$(330)	$93,422	$(965)
State, county and municipal	69,003	(2,603)	9,619	(729)	78,622	(3,332)
Corporate and other bonds	3,282	(40)	—	—	3,282	(40)
Mortgage backed – U.S. Gov’t agencies	1,852	(145)	—	—	1,852	(145)
Mortgage backed – U.S. Gov’t sponsored agencies	17,440	(229)	2,188	(30)	19,628	(259)

Total	$153,876	$(3,652)	$42,930	$(1,089)	$196,806	$(4,741)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$35,873	$(531)	$37,638	$(436)	$73,511	$(967)
U.S. Gov’t sponsored agencies	486	(1)	—	—	486	(1)
State, county and municipal	92,010	(5,343)	6,445	(742)	98,455	(6,085)
Corporate and other bonds	3,332	(42)	991	(5)	4,323	(47)
Mortgage backed – U.S. Gov’t agencies	2,767	(198)	—	—	2,767	(198)
Mortgage backed – U.S. Gov’t sponsored agencies	14,572	(258)	1,557	(22)	16,129	(280)

Total	$149,040	$(6,373)	$46,631	$(1,205)	$195,671	$(7,578)

The unrealized losses (impairments) in the investment portfolio at March 31, 2014 and December 31, 2013 are generally a result of market fluctuations that occur daily. The unrealized losses are from 219 securities at March 31, 2014. Of those, 215 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Four investment grade corporate obligations comprise the remaining securities with unrealized losses at March 31, 2014. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Securities with amortized costs of $72.8 million and $109.1 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of March 31, 2014 and December 31, 2013, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

3.	LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company’s non-covered loans at March 31, 2014 and December 31, 2013 were comprised of the following (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	% of Non- Covered Loans	Amount	% of Non- Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$146,069	24.60%	$144,382	24.21%
Commercial	254,666	42.89	247,284	41.47
Construction and land development	54,914	9.25	55,278	9.27
Second mortgages	6,623	1.12	6,854	1.15
Multifamily	35,528	5.98	35,774	6.00
Agriculture	8,134	1.37	9,565	1.60

Total real estate loans	505,934	85.21	499,137	83.70
Commercial loans	80,942	13.63	90,142	15.12
Consumer installment loans	5,492	0.92	5,623	0.94
All other loans	1,430	0.24	1,435	0.24

Gross loans	593,798	100.00%	596,337	100.00%

Less unearned income on loans	(188)		(164)

Non-covered loans, net of unearned income	$593,610		$596,173

The Company held $31.2 million and $38.5 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2014 and December 31, 2013, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $1.9 million and $2.5 million at March 31, 2014 and December 31, 2013, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis which is substantially equivalent to the results obtained using the effective interest method.

At March 31, 2014 and December 31, 2013, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB Accounting Standards Codification (ASC) 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $139,000 was recognized during the three months ended March 31, 2014. There were no significant amounts recognized during the three months ended March 31 2013. For the three months ended March 31, 2014 and 2013, estimated interest income of $261,000 and $350,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of March 31, 2014 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,507	$3,883	$1,023
Commercial	1,678	1,750	463
Construction and land development	4,169	5,320	514
Second mortgages	225	226	48
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	9,579	11,179	2,048
Commercial loans	57	701	12
Consumer installment loans	90	91	19
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	9,726	11,971	2,079

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	1,179	1,224	—
Commercial	1,781	2,125	—
Construction and land development	1,738	4,356	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	4,698	7,705	—
Commercial loans	—	—	—
Consumer installment loans	5	6	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	4,703	7,711	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	4,686	5,107	1,023
Commercial	3,459	3,875	463
Construction and land development	5,907	9,676	514
Second mortgages	225	226	48
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	14,277	18,884	2,048
Commercial loans	57	701	12
Consumer installment loans	95	97	19
All other loans	—	—	—

Total impaired loans	$14,429	$19,682	$2,079

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2013 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,485	$3,739	$881
Commercial	920	1,091	150
Construction and land development	4,148	5,298	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	8,778	10,354	1,579
Commercial loans	127	794	16
Consumer installment loans	49	51	9
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	8,954	11,199	1,604

With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,189	1,228	—
Commercial	1,714	1,969	—
Construction and land development	1,734	4,335	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	204	222	—

Total real estate loans	4,841	7,754	—
Commercial loans	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	4,847	7,760	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	4,674	4,967	881
Commercial	2,634	3,060	150
Construction and land development	5,882	9,633	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	204	222	—

Total real estate loans	13,619	18,108	1,579
Commercial loans	127	794	16
Consumer installment loans	55	57	9
All other loans	—	—	—

Total impaired loans	$13,801	$18,959	$1,604

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the average recorded investment of impaired loans for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended
	March 31, 2014	March 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,680	$6,775
Commercial	3,046	4,835
Construction and land development	5,895	9,064
Second mortgages	225	172
Multifamily	—	—
Agriculture	102	242

Total real estate loans	13,948	21,088
Commercial loans	92	397
Consumer installment loans	76	91
All other loans	—	—

Total impaired loans	$14,116	$21,576

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the three months ended March 31, 2014 and 2013. No significant amounts of interest income were recognized on accruing impaired loans for each of the three months ended March 31, 2014 and 2013.

The following table presents non-covered nonaccrual loans by category as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,153	$4,229
Commercial	2,208	1,382
Construction and land development	5,907	5,882
Second mortgages	225	225
Multifamily	—	—
Agriculture	—	205

Total real estate loans	12,493	11,923
Commercial loans	57	127
Consumer installment loans	95	55
All other loans	—	—

Total loans	$12,645	$12,105

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2014 and December 31, 2013, is set forth in the table below (dollars in thousands):

	March 31, 2014	December 31, 2013
Nonaccruals	$12,645	$12,105
Trouble debt restructure and still accruing	1,691	1,696
Substandard and still accruing	93	—

Total impaired	$14,429	$13,801

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present an age analysis of past due status of non-covered loans by category as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,352	$4,153	$5,505	$140,564	$146,069	$—
Commercial	347	2,208	2,555	252,111	254,666	—
Construction and land development	—	5,907	5,907	49,007	54,914	—
Second mortgages	—	225	225	6,398	6,623	—
Multifamily	—	—	—	35,528	35,528	—
Agriculture	—	—	—	8,134	8,134	—

Total real estate loans	1,699	12,493	14,192	491,742	505,934	—
Commercial loans	245	57	302	80,640	80,942	—
Consumer installment loans	13	95	108	5,384	5,492	—
All other loans	—	—	—	1,430	1,430	—

Total loans	$1,957	$12,645	$14,602	$579,196	$593,798	$—

	December 31, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,455	$4,229	$5,684	$138,698	$144,382	$—
Commercial	—	1,382	1,382	245,902	247,284	—
Construction and land development	242	5,882	6,124	49,154	55,278	—
Second mortgages	—	225	225	6,629	6,854	—
Multifamily	—	—	—	35,774	35,774	—
Agriculture	—	205	205	9,360	9,565	—

Total real estate loans	1,697	11,923	13,620	485,517	499,137	—
Commercial loans	115	127	242	89,900	90,142	—
Consumer installment loans	58	55	113	5,510	5,623	—
All other loans	—	—	—	1,435	1,435	—

Total loans	$1,870	$12,105	$13,975	$582,362	$596,337	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Activity in the allowance for loan losses on non-covered loans for the three months ended March 31, 2014 and 2013 is presented in the following tables (dollars in thousands):

	December 31, 2013	Provision Allocation	Charge offs	Recoveries	March 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(43)	$(110)	$7	$3,707
Commercial	2,333	562	—	69	2,964
Construction and land development	2,252	(359)	—	1	1,894
Second mortgages	101	12	—	1	114
Multifamily	151	57	—	—	208
Agriculture	81	(24)	—	—	57

Total real estate loans	8,771	205	(110)	78	8,944
Commercial loans	1,546	(218)	—	4	1,332
Consumer installment loans	101	15	(42)	36	110
All other loans	26	(2)	—	—	24

Total loans	$10,444	$—	$(152)	$118	$10,410

	December 31, 2012	Provision Allocation	Charge offs	Recoveries	March 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$11	$(34)	$46	$4,008
Commercial	2,482	506	(579)	5	2.414
Construction and land development	3,773	(565)	—	149	3,357
Second mortgages	142	(41)	—	4	105
Multifamily	303	13	—	—	316
Agriculture	61	1	—	—	62

Total real estate loans	10,746	(75)	(613)	204	10,262
Commercial loans	1,961	86	(252)	21	1,816
Consumer installment loans	195	(21)	(43)	21	152
All other loans	18	10	—	—	28

Total loans	$12,920	$—	$(908)	$246	$12,258

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,069	$2,638	$3,707	$7,099	$138,970	$146,069
Commercial	495	2,469	2,964	8,609	246,057	254,666
Construction and land development	557	1,337	1,894	7,055	47,859	54,914
Second mortgages	50	64	114	254	6,369	6,623
Multifamily	—	208	208	—	35,528	35,528
Agriculture	—	57	57	—	8,134	8,134

Total real estate loans	2,171	6,773	8,944	23,017	482,917	505,934
Commercial loans	15	1,317	1,332	119	80,823	80,942
Consumer installment loans	19	91	110	102	5,390	5,492
All other loans	—	24	24	—	1,430	1,430

Total loans	$2,205	$8,205	$10,410	$23,238	$570,560	$593,798

	December 31, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$923	$2,930	$3,853	$6,708	$137,674	$144,382
Commercial	200	2,133	2,333	8,016	239,268	247,284
Construction and land development	651	1,601	2,252	8,619	46,659	55,278
Second mortgages	42	59	101	254	6,600	6,854
Multifamily	—	151	151	—	35,774	35,774
Agriculture	—	81	81	205	9,360	9,565

Total real estate loans	1,816	6,955	8,771	23,802	475,335	499,137
Commercial loans	18	1,528	1,546	192	89,950	90,142
Consumer installment loans	9	92	101	57	5,566	5,623
All other loans	—	26	26	—	1,435	1,435

Total loans	$1,843	$8,601	$10,444	$24,051	$572,286	$596,337

(1)

The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totaled $8.8 million and $10.3 million at March 31, 2014 and December 31, 2013, respectively. The allowance for loans losses allocated to these loans was $126,000 and $239,000 at March 31, 2014 and December 31, 2013, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $31.2 million and $38.5 million at March 31, 2014 and December 31, 2013, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Doubtful - A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

The following tables present the composition of non-covered loans by credit quality indicator at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,052	$9,918	$7,099	$—	$146,069
Commercial	234,268	13,041	7,357	—	254,666
Construction and land development	46,578	1,303	7,033	—	54,914
Second mortgages	5,489	880	254	—	6,623
Multifamily	35,528	—	—	—	35,528
Agriculture	8,134	—	—	—	8,134

Total real estate loans	459,049	25,142	21,743	—	505,934
Commercial loans	69,227	11,596	119	—	80,942
Consumer installment loans	5,354	37	101	—	5,492
All other loans	1,430	—	—	—	1,430

Total loans	$535,060	$36,775	$21,963	$—	$593,798

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,482	$8,193	$6,707	$—	$144,382
Commercial	229,168	11,348	6,768	—	247,284
Construction and land development	44,482	2,178	8,618	—	55,278
Second mortgages	6,172	428	254	—	6,854
Multifamily	35,774	—	—	—	35,774
Agriculture	9,361	—	204	—	9,565

Total real estate loans	454,439	22,147	22,551	—	499,137
Commercial loans	87,208	2,742	192	—	90,142
Consumer installment loans	5,344	222	57	—	5,623
All other loans	1,435	—	—	—	1,435

Total loans	$548,426	$25,111	$22,800	$—	$596,337

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. During the three months ended March 31, 2014 and 2013, there were no loans modified that were considered to be TDRs.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three months ended March 31, 2014 and 2013.

At March 31, 2014, the Company had 1-4 family mortgages in the amount of $137.2 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $99.1 million.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

As of March 31, 2014 and December 31, 2013, the outstanding contractual balance of the covered loans was $113.8 million and $117.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$63,531	88.41%	$64,610	88.18%
Commercial	1,298	1.81	1,389	1.90
Construction and land development	2,935	4.08	2,940	4.01
Second mortgages	3,827	5.33	3,898	5.32
Multifamily	269	0.37	266	0.36
Agriculture	—	—	172	0.23

Total real estate loans	71,860	100.00	73,275	100.00

Total covered loans	$71,860	100.00%	$73,275	100.00%

There was no activity in the allowance for loan losses on covered loans for the three months ended March 31, 2014 and 2013.

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$252	$63,531	$252	$64,610
Commercial	232	1,298	232	1,389
Construction and land development	—	2,935	—	2,940
Second mortgages	—	3,827	—	3,898
Multifamily	—	269	—	266
Agriculture	—	—	—	172

Total real estate loans	484	71,860	484	73,275

Total covered loans	$484	$71,860	$484	$73,275

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The change in the accretable yield balance for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows (dollars in thousands):

Balance, January 1, 2013	$54,144
Accretion	(11,936)
Reclassification from nonaccretable Yield	9,307

Balance, December 31, 2013	51,515
Accretion	(2,961)
Reclassification from nonaccretable Yield	(862)

Balance, March 31, 2014	$47,692

The covered loans were not classified as nonperforming assets as of March 31, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

5.	FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family one-to-four residential mortgage assets are to be made quarterly through March 2019, and the reimbursements for losses on other covered assets were made quarterly through March 2014. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

As discussed above, the shared-loss agreement for assets other than one-to-four single family residential mortgages expired March 31, 2014. The FDIC indemnification asset related to those assets was zero at March 31, 2014.

The following table presents the balances of the FDIC indemnification asset at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2013	$23,205	$18,564	$15,273	$33,837
Increases:
Writedown of OREO property to FMV	344	275		275
Decreases:
Net amortization of premium			(6,449)	(6,449)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,268)	(1,014)		(1,014)
OREO sales	(1,180)	(944)		(944)
Reimbursements requested from FDIC	(370)	(296)		(296)

Reforecasted Change in Anticipated Expected Losses	(7,217)	(5,774)	5,774	—

December 31, 2013	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	21	17		17
Decreases:
Net amortization of premium			(1,498)	(1,498)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(9)	(7)		(7)
OREO sales	(1)	(1)		(1)
Reimbursements requested from FDIC	(93)	(74)		(74)

Reforecasted Change in Anticipated Expected Losses	(6,167)	(4,935)	4,935	—

March 31, 2014	$7,264	$5,811	$18,035	$23,846

6.	DEPOSITS

The following table provides interest bearing deposit information, by type, as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
NOW	$98,594	$102,111
MMDA	91,077	94,170
Savings	76,950	75,159
Time deposits less than $100,000	242,139	235,482
Time deposits $100,000 and over	322,473	315,287

Total interest bearing deposits	$831,233	$822,209

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

7.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income
Beginning balance	$(3,954)	$(155)	$(4,109)
Other comprehensive loss before reclassifications	2,472	—	2,472
Amounts reclassified from AOCI	(234)	—	(234)

Net current period other comprehensive loss	2,238	—	2,238

Ending balance	$(1,716)	$(155)	$(1,871)

	Three months ended March 31, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income
Beginning balance	$3,866	$(1,038)	$2,828
Other comprehensive income before reclassifications	32	—	32
Amounts reclassified from AOCI	(183)	—	(183)

Net current period other comprehensive loss	(151)	—	(151)

Ending balance	$3,715	$(1,038)	$2,677

The following tables present the effects of reclassifications out of accumulated other comprehensive income on line items of consolidated income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	March 31, 2014	March 31, 2013
Unrealized (gains) losses on securities available for sale	$(355)	$(278)	Gain on securities transactions, net
	121	95	Income tax expense

	$(234)	$(183)	Net of tax

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

8.	FAIR VALUES OF ASSETS AND LIABILITIES

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2014.

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

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$106,628	$95,995	$10,633	$—
U.S. Gov’t sponsored agencies	—	—	—	—
State, county and municipal	131,864	281	131,583	—
Corporate and other bonds	5,490	—	5,490	—
Mortgage backed – U.S. Gov’t agencies	2,477	—	2,477	—
Mortgage backed – U.S. Gov’t sponsored agencies	24,886	3,364	21,522	—

Total investment securities available for sale	271,345	99,640	171,705	—

Total assets at fair value	$271,345	$99,640	$171,705	$—

Total liabilities at fair value	$—	$—	$—	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,987	$94,935	$4,052	$—
U.S. Gov’t sponsored agencies	486	—	486	—
State, county and municipal	134,096	2,482	131,614	—
Corporate and other bonds	6,349	—	6,349	—
Mortgage backed – U.S. Gov’t agencies	3,439	—	3,439	—
Mortgage backed – U.S. Gov’t sponsored agencies	22,420	2,531	19,889	—

Total investment securities available for sale	265,777	99,948	165,829	—

Loans held for sale	100	—	100	—

Total assets at fair value	$265,877	$99,948	$165,929	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$10,500	$—	$2,303	$8,197
Other real estate owned (OREO), non-covered	5,439	—	—	5,439
Other real estate owned (OREO), covered	3,211	—	—	3,211

Total assets at fair value	$19,150	$—	$2,303	$16,847

Total liabilities at fair value	$—	$—	$—	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$10,334	$—	$1,791	$8,543
Other real estate owned (OREO), non-covered	6,244	—	—	6,244
Other real estate owned (OREO), covered	2,692	—	—	2,692

Total assets at fair value	19,270	$—	$1,791	$17,479

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2014 and December 31, 2013, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$26,625	$28,316	$—	$28,316	$—
Loans, non-covered	583,200	589,365	—	581,168	8,197
Loans, covered	71,376	83,994	—	—	83,994
FDIC indemnification asset	23,846	5,614	—	—	5,614

Financial liabilities:
Interest bearing deposits	831,233	840,079	—	840,079	—
Long-term borrowings	81,070	80,897	—	80,897	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$28,563	$30,305	$—	$30,305	$—
Loans, non-covered	585,729	591,081	—	582,538	8,543
Loans, covered	72,791	88,693	—	—	88,693
FDIC indemnification asset	25,409	10,557	—	—	10,557

Financial liabilities:
Interest bearing deposits	822,209	824,895	—	824,895	—
Long-term borrowings	81,249	81,014	—	81,014	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2014. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

9.	EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments (dollars and shares in thousands, except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2014
Shares issued		21,718
Unissued vested restricted stock		11

Basic EPS	$1,659	21,729	$0.08
Effect of dilutive stock awards	—	326	—

Diluted EPS	$1,659	22,055	$0.08

For the three months ended March 31, 2013
Shares issued		21,675
Unissued vested restricted stock		7

Basic EPS	$1,045	21,682	$0.05
Effect of dilutive stock awards	—	157	—

Diluted EPS	$1,045	21,839	$0.05

Excluded from the computation of diluted earnings per common share were 37,000 common shares issuable under awards or options during the three months ended March 31, 2014, because their inclusion would be anti-dilutive. Anti-dilutive common shares issuable under awards, options or warrants of $871,000 were excluded for the three months ended March 31, 2013.

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A to the United States Department of Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Under the terms of the Series A Preferred Stock, prior to its redemption, as discussed below, the Company was required to pay cumulative dividends on a quarterly basis at a rate of 5% per year on such amount through the February 2014 payment. After the February 2014 payment, the dividend rate automatically increased to 9% per year. The Company could defer dividend payments, but the dividend was a cumulative dividend that accrued for payment in the future. Deferred dividends also accrued interest at the same rate as the dividend. The failure to pay dividends for six dividend periods triggered the right for the holder of the Series A Preferred Stock to appoint two directors to the Company’s board.

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary.

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through a term loan with SunTrust Bank. The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

The term loan with SunTrust Bank, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. As elected by the Company, the initial interest rate on the loan is three-month LIBOR plus 3.50% per annum.

The Treasury continues to hold a warrant to purchase 780,000 shares of the Company’s common stock at an exercise price of $3.40.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

10.	DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010. The following table presents the components of net periodic benefit for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31
(dollars in thousands)	2014	2013
Interest cost	$56	$56
Expected return on plan assets	(99)	(101)
Amortization of prior service cost	1	—
Recognized net actuarial loss	3	17

Net periodic benefit	$(39)	$(28)

As of March 31, 2014, there had been no employer contributions for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2014 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2014 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is a bank holding company that was originally incorporated in 2005. On January 1, 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation.

The Company is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 21 full-service offices, 14 of which are in Virginia and seven of which are in Maryland. The Bank also operates two loan production offices in Virginia. The Company relocated its corporate headquarters on March 31, 2014. The Bank opened a new branch office in Annapolis, Maryland on March 25, 2014 and a branch office at its new headquarters in Richmond, Virginia on April 7, 2014.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

FDIC Indemnification Asset

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and OREO and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2010 through 2013 are open to examination by the respective tax authorities.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.7 million for the first quarter of 2014 compared with $1.3 million in the first quarter of 2013. Net income available to common shareholders was $1.7 million in the first quarter of 2014 compared with $1.0 million in the first quarter of 2013. Earnings per common share, basic and fully diluted, were $0.08 per share for the first quarter of 2014 compared with $0.05 per share for the first quarter of 2013.

The $399,000 increase in net income year over year was driven by a reduction in non-interest expenses of $533,000, or 5.5%. The most notable decline was evidenced in OREO expense, which equaled only $283,000 for the first quarter of 2014, declining $454,000, or 61.6%, from the same quarter in 2013. Management expects lower OREO expenses throughout 2014 as these properties have been continually re-evaluated and written-down or sold; thereby, expecting no significant deterioration in valuation.

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

For the first quarter of 2014, interest income declined $287,000 from $12.2 million during the first quarter of 2013. Interest income on the non-covered loan portfolio declined $460,000 while interest income on the covered portfolio increased $302,000. The yield on non-covered loans declined 46 basis points to 4.80% at March 31, 2014 from the same period a year ago. Continued competitive pricing for new loans precipitated this decline. The increase in income on covered loans was the direct result of two payments made on an acquisition, development, and construction loan that were treated as cash income as these pools had previously been written down to a zero carrying value. Interest income on the securities portfolio declined $132,000 from the quarter ended March 31, 2014 versus the same quarter a year ago. While the yield on the portfolio remained virtually unchanged, average securities balances were $18.6 million lower in the first quarter of 2014 than the same period in the prior year.

Year over year, interest expense declined $324,000, from $1.9 million in the first quarter of 2013. Interest expense related to interest bearing deposits declined $293,000 or 17.2%. The average balances in these deposits declined $52.9 million year over year. This decline was primarily the result of the sale of the Georgia branches. Meanwhile, the Bank increased its level of FHLB borrowings to fund the sale. Over the same time frame, average FHLB advances increased $27.3 million, yet the expense associated with the borrowings declined $31,000. This was due to a 65 basis point improvement on all FHLB advances to 0.80% for the quarter ended March 31, 2014.

Year over year, net interest income increased slightly by $37,000, or 0.36%, as the Company’s net interest margin improved 11 basis points over this time frame. The Company was able to maintain the same yield on its earning asset base at 4.93% while lowering its cost of funding 13 basis points to 0.70% for the quarter ended March 31, 2014. This was the result of improved funding costs related to FHLB advances.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2014 and 2013. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

(dollars in thousands)	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:
Loans, non-covered, including fees	$595,614	$7,051	4.80%	$579,635	$7,511	5.26%
FDIC covered loans, including fees	72,770	2,961	16.50	82,776	2,659	13.03

Total loans	668,384	10,012	6.08	662,411	10,170	6.23
Interest bearing bank balances	16,309	13	0.31	16,402	8	0.20
Federal funds sold	—	—	—	9,811	2	0.10
Securities (taxable)	279,295	1,698	2.43	300,001	1,838	2.45
Securities (tax exempt)(1)	20,038	237	4.71	17,903	225	5.02

Total earning assets	984,026	11,960	4.93	1,006,528	12,243	4.93
Allowance for loan losses	(10,955)			(13,470)
Non-earning assets	113,705			132,378

Total assets	1,086,776			1,125,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand – interest bearing	$190,804	$142	0.30%	$245,714	$191	0.32%
Savings	75,601	66	0.35	78,377	62	0.32
Time deposits	555,867	1,200	0.88	551,125	1,448	1.07

Total deposits	822,272	1,408	0.69	875,216	1,701	0.79
Federal funds purchased	1,134	1	0.51	329	1	0.72
FHLB and other borrowings	81,233	161	0.80	53,938	192	1.45

Total interest bearing liabilities	904,639	1,570	0.70	929,483	1,894	0.83
Noninterest bearing deposits	68,594			75,551
Other liabilities	3,921			4,117

Total liabilities	977,154			1,009,151
Shareholders’ equity	109,622			116,285

Total liabilities and shareholders’ equity	$1,086,776			$1,125,436

Net interest earnings		$10,390			$10,349

Net interest spread			4.23%			4.10%
Net interest margin			4.28%			4.17%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

The Company did not record a provision for loan losses in either the first quarter of 2014 or 2013 with respect to either its non-covered loan portfolio or its FDIC covered loan portfolio. For the non-covered loan portfolio, this was the direct result of continued improvement in loan quality as evidenced by the lowest aggregate amount of net quarterly charge-offs in over four years. The Company’s level of classified and “impaired” loans continues to remain low.

There were net charge-offs of $34,000 in the first quarter of 2014 compared with net charge-offs of $662,000 in the first quarter of 2013. Total charge-offs for the first quarter of 2014 were $152,000 compared with $908,000 in the first quarter of 2013. Recoveries for the first quarter of 2014 were $118,000 compared with $246,000 in the first quarter of 2013.

Noninterest Income

Year over year, noninterest income decreased $25,000, or 1.9%, from first quarter of 2013. Service charges on deposit accounts declined $174,000, or 26.2%, year over year due mostly to the sale of the Georgia branches. The reduction in service charge income was partially offset by increases in securities gains as well as gains on the sale of loans. Securities gains during the first quarter of 2014 were $77,000 higher than the same period in 2013. Management sold USDA loans resulting in $48,000 of gains for the quarter versus no loan sale gains in the first quarter of 2013.

Noninterest Expense

Noninterest expenses declined $533,000, or 5.5%, when comparing the first quarter of 2014 to the same period in 2013. The single largest decline was evidenced in OREO expenses. These expenses declined from $737,000 in the first quarter of 2013 to $283,000 in the first quarter of 2014. The overall OREO portfolio has been marked accordingly and fewer losses are expected for the rest of 2014.

Income Taxes

Income tax expense was $709,000 for the three months ended March 31, 2014, compared with income tax expense of $563,000 in the first quarter of 2013.

FINANCIAL CONDITION

General

During the first quarter of 2014, total assets increased $12.2 million to $1.102 billion at March 31, 2014. Total loans were $665.5 million at March 31, 2014, decreasing $4.0 million since December 31, 2013. Total non-covered loans were $593.8 million at March 31, 2014 and $596.3 million at December 31, 2013. While originated non-covered loan growth was positive at $4.8 million during the first quarter of 2014, the purchased government guaranteed USDA loan portfolio declined approximately $7.4 million from year end. This decline was the result of a combination of pre-payments on USDA loans as well as management selling USDA loans at gains to mitigate the acceleration of loan premiums and optimize yield.

The Company’s securities portfolio, excluding equity securities, increased $3.6 million, or 1.2%, from $294.3 million at December 31, 2013 to $298.0 million at March 31, 2014. Realized gains of $355,000 occurred during the first quarter of 2014 through sales and call activity. The SBA floating rate portion of the investment portfolio evidenced some unforeseen pre-payment activity during the first quarter, which resulted in the acceleration of unamortized premiums paid on these securities. Subsequently, management sold additional SBA floating rate securities to mitigate the pre-payment anomaly and sold some longer term municipal securities. This was a strategic decision to mitigate duration risk in the municipal portfolio.

The Company had cash and cash equivalents of $38.9 million and $23.8 million at March 31, 2014 and December 31, 2013, respectively. There were no Federal funds purchased or securities sold under agreement to repurchase (repos) at March 31, 2014 versus $6.0 million of repos at December 31, 2013.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $271.3 million at March 31, 2014 and $265.8 million at December 31, 2013. At March 31, 2014, the Company had a net unrealized loss on the AFS portfolio of $2.6 million compared with a net unrealized loss of $6.0 million at December 31, 2013.

Interest bearing deposits at March 31, 2014 were $831.2 million, an increase of $9.0 million from December 31, 2013. Total time deposits increased $13.8 million, or 2.5%, during the first quarter of 2014. NOW and MMDA account balances declined $3.5 and $3.1 million, respectively, during the first quarter. The increase in time deposits was generated by two promotions that management ran during the first quarter of 2014. These were efforts to replace brokered time deposits obtained during the fourth quarter of 2013 to replace the sale of the Georgia deposit base.

FHLB advances were $76.9 million at March 31, 2014 compared with $77.1 million at December 31, 2013. The blended rate on the average balance of these borrowings was 0.67% during the first quarter of 2014, down from 1.29% for the same period in 2013.

Shareholders’ equity was $110.6 million at March 31, 2014 and $106.7 million at December 31, 2013. The change in equity was driven by earnings retention as well as a $2.2 million reduction of unrealized gains and losses in the investment portfolio reflected in other comprehensive income.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $18.1 million at March 31, 2014 and net charge-offs were $34,000 for the three months ended March 31, 2014. This compares with nonperforming assets of $18.3 million and net charge-offs of $2.5 million at and for the year ended December 31, 2013.

Nonperforming non-covered loans were $12.6 million at March 31, 2014 compared to $12.1 million at December 31, 2013. The $540,000 increase from December 31, 2013 was the net result of $1.4 million in additions to nonaccrual loans and $836,000 in reductions. With respect to the reductions to nonaccrual loans, $400,000 were returned to accruing status, $113,000 were charged off, and $323,000 were the result of payments to existing credits.

The allowance for loan losses equaled 82.33% of non-covered nonaccrual loans at March 31, 2014 compared with 86.28% at December 31, 2013. The ratio of the allowance for loan losses to total nonperforming assets was 57.56% at March 31, 2014 compared with 56.92% at December 31, 2013. The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 3.02% at March 31, 2014 and 3.05% at December 31, 2013.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2014 and December 31, 2013, total impaired non-covered loans equaled $14.4 million and $13.8 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets, and ratios for the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Nonaccrual loans	$12,645	$12,105
Loans past due 90 days and accruing interest	—	—

Total nonperforming non-covered loans	12,645	12,105
OREO – non-covered	5,439	6,244

Total nonperforming non-covered assets	$18,084	$18,349

Accruing troubled debt restructure loans	$7,567	$9,922

Balances
Specific reserve on impaired loans	2,079	1,604
General reserve related to unimpaired loans	8,331	8,840

Total allowance for loan losses	10,410	10,444
Average loans during quarter, net of unearned income	595,614	585,461

Impaired loans	14,429	13,801
Non-impaired loans	579,181	582,372

Total loans, net of unearned income	593,610	596,173

Ratios
Allowance for loan losses to loans	1.75%	1.75%
Allowance for loan losses to nonperforming assets	57.56	56.92
Allowance for loan losses to nonaccrual loans	82.33	86.28
General reserve to non-impaired loans	1.44	1.52
Nonperforming assets to loans and OREO	3.02	3.05
Net charge-offs for quarter to average loans, annualized	0.02	0.14

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2014, the Company had 17 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Four of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at March 31, 2014 was $8.7 million, of which $1.1 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2014 and December 31, 2013 is below (dollars in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,153	$4,229
Commercial	2,208	1,382
Construction and land development	5,907	5,882
Second mortgages	225	225
Multifamily	—	—
Agriculture	—	205

Total real estate loans	12,493	11,923
Commercial loans	57	127
Consumer installment loans	95	55
All other loans	—	—

Total loans	$12,645	$12,105

At March 31, 2014, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2014 was $5.9 million. These loans have either been written down or sufficiently reserved against to equal the current expected realizable value.

There were no charge-offs related to these relationships during the first three months of 2014. The total amount of the allowance for loan losses attributed to all eight relationships was $514,000 at March 31, 2014, or 8.7% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 17.3% at March 31, 2014 compared with 16.8% at December 31, 2013. The tier 1 risk-based capital ratio was 16.1% at March 31, 2014 and 15.6% at December 31, 2013. The Company’s tier 1 leverage ratio was 10.1% at March 31, 2014 and 9.5% at December 31, 2013. All capital ratios exceed regulatory minimums. In the fourth quarter of 2003, BOE issued trust preferred subordinated debt that qualifies as regulatory capital. This trust preferred debt, which has been assumed by the Company, has a 30-year maturity with a 5-year call option and was issued at a rate of three month LIBOR plus 3.0%. The weighted average cost of this instrument was 3.25% during the three months ended March 31, 2014.

The Company issued shares of Series A Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. As of March 31, 2014, the Company was current in its payment of dividends with respect to the Series A Preferred Stock.

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary.

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through a term loan with SunTrust Bank. The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

The term loan with SunTrust Bank, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. As elected by the Company, the initial interest rate on the loan is three-month LIBOR plus 3.50% per annum.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2014 and December 31, 2013 was as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Cash and due from banks	$11,139	$10,857
Interest bearing bank deposits	27,782	12,978
Available for sale securities, at fair value, unpledged	215,553	185,278

Total liquid assets	$254,474	$209,113

Deposits and other liabilities	991,055	982,873
Ratio of liquid assets to deposits and other liabilities	25.68%	21.28%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2014 and December 31, 2013, is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Commitments with off-balance sheet risk:
Commitments to extend credit	$69,433	$72,183
Standby letters of credit	7,202	9,978

Total commitments with off-balance sheet risks	$76,635	$82,161

Commitments with balance sheet risk:
Loans held for sale	$—	$100

Total commitments with balance sheet risks	—	100

Total commitments	$76,635	$82,261

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at March 31, 2014:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(0.9)%	$(359)
+100 bp	(1.0)	(393)
most likely	0	—
–100 bp	1.2	475
–200 bp	(1.1)	(428)

At March 31, 2014, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 0.9%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 1.1%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2014

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2014