Form 10-Q
period 2014-06-30
Community Bankers Trust Corp
filed 2014-08-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At June 30, 2014, there were 21,750,841 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

(dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$13,865	$10,857
Interest bearing bank deposits	11,029	12,978

Total cash and cash equivalents	24,894	23,835

Securities available for sale, at fair value	266,772	265,777
Securities held to maturity, at cost (fair value of $27,782 and $30,305, respectively)	26,183	28,563
Equity securities, restricted, at cost	7,855	8,358

Total securities	300,810	302,698

Loans held for sale	—	100

Loans not covered by FDIC shared-loss agreements	632,343	596,173
Loans covered by FDIC shared-loss agreements	65,932	73,275

Total loans	698,275	669,448
Allowance for loan losses (non-covered loans of $10,254 and $10,444, respectively; covered loans of $386 and $484, respectively)	(10,640)	(10,928)

Net loans	687,635	658,520

FDIC indemnification asset	22,219	25,409
Bank premises and equipment, net	25,772	27,872
Bank premises and equipment held for sale	3,237	—
Other real estate owned, covered by FDIC shared-loss agreements	2,967	2,692
Other real estate owned, non-covered	6,390	6,244
Bank owned life insurance	21,118	20,795
FDIC receivable under shared-loss agreements	594	368
Core deposit intangibles, net	5,667	6,621
Other assets	13,516	14,378

Total assets	$1,114,819	$1,089,532

LIABILITIES
Deposits:
Noninterest bearing	$78,744	$70,132
Interest bearing	836,072	822,209

Total deposits	914,816	892,341

Federal funds purchased and securities sold under agreements to repurchase	2,540	6,000
Federal Home Loan Bank advances	76,766	77,125
Long-term debt	10,680	—
Trust preferred capital notes	4,124	4,124
Other liabilities	3,804	3,283

Total liabilities	1,012,730	982,873

SHAREHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 0 and 10,680 shares issued and outstanding, respectively)	—	10,680
Warrants on preferred stock	—	1,037
Common stock (200,000,000 shares authorized, $0.01 par value; 21,750,841 and 21,709,096 shares issued and outstanding, respectively)	218	217
Additional paid in capital	145,096	144,656
Retained deficit	(42,625)	(45,822)
Accumulated other comprehensive loss	(600)	(4,109)

Total shareholders’ equity	102,089	106,659

Total liabilities and shareholders’ equity	$1,114,819	$1,089,532

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest and dividend income
Interest and fees on non-covered loans	$7,291	$7,622	$14,342	$15,133
Interest and fees on FDIC covered loans	3,264	2,745	6,225	5,404
Interest on federal funds sold	—	1	—	3
Interest on deposits in other banks	22	14	35	22
Interest and dividends on securities
Taxable	1,710	1,945	3,408	3,783
Nontaxable	168	164	324	312

Total interest and dividend income	12,455	12,491	24,334	24,657
Interest expense
Interest on deposits	1,453	1,600	2,861	3,301
Interest on short-term borrowings	1	2	2	3
Interest on other borrowed funds	243	189	404	381

Total interest expense	1,697	1,791	3,267	3,685

Net interest income	10,758	10,700	21,067	20,972
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	10,758	10,700	21,067	20,972

Noninterest income
Service charges on deposit accounts	561	701	1,050	1,364
Gain on securities transactions, net	24	130	379	408
Gain on sale of other loans, net	27	—	75	—
Income on bank owned life insurance	193	199	385	348
Other	165	308	382	544

Total noninterest income	970	1,338	2,271	2,664

Noninterest expense
Salaries and employee benefits	4,028	3,901	7,951	7,894
Occupancy expenses	687	717	1,335	1,380
Equipment expenses	260	247	479	514
Legal fees	29	38	57	51
Professional fees	135	139	242	189
FDIC assessment	194	223	401	390
Data processing fees	463	551	957	1,088
FDIC indemnification asset amortization	1,478	1,592	2,976	3,093
Amortization of intangibles	477	566	954	1,131
Other real estate expense	100	502	383	1,239
Other operating expenses	1,508	1,282	2,801	2,500

Total noninterest expense	9,359	9,758	18,536	19,469

Income before income taxes	2,369	2,280	4,802	4,167
Income tax expense	649	673	1,358	1,236

Net income	$1,720	$1,607	$3,444	$2,931
Dividends paid on preferred stock	182	221	247	442
Accretion of discount on preferred stock	—	59	—	117

Net income available to common shareholders	$1,538	$1,327	$3,197	$2,372

Net income per share — basic	$0.07	$0.06	$0.15	$0.11

Net income per share — diluted	$0.07	$0.06	$0.15	$0.11

Weighted average number of shares outstanding
basic	21,742	21,696	21,736	21,689
diluted	21,939	21,835	21,972	21,858

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$1,720	$1,607	$3,444	$2,931

Other comprehensive income (loss):
Change in unrealized (loss) gain in investment securities	1,950	(7,402)	5,696	(7,353)
Tax related to unrealized loss (gain) in investment securities	(663)	2,517	(1,937)	2,500
Reclassification adjustment for gain in securities sold	(24)	(130)	(379)	(408)
Tax related to realized gain in securities sold	8	44	129	139

Total other comprehensive income (loss)	1,271	(4,971)	3,509	(5,122)

Total comprehensive income (loss)	$2,991	$(3,364)	$6,953	$(2,191)

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(dollars and shares in thousands)

	Preferred		Discount on Preferred	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2013	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	117	—	—	—	(117)	—	—
Issuance of common stock	—	—	—	23	—	65	—	—	65
Dividends paid on preferred stock	—	—	—	—	—	—	(442)	—	(442)
Issuance of stock options	—	—	—	—	—	69	—	—	69
Net income	—	—	—	—	—	—	2,931	—	2,931
Other comprehensive loss	—	—	—	—	—	—	—	(5,122)	(5,122)

Balance June 30, 2013	$17,680	$1,037	$(117)	21,693	$217	$144,532	$(48,237)	$(2,294)	$112,818

Balance January 1, 2014	$10,680	$1,037	$—	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	—	42	1	90	—	—	91
Dividends paid on preferred stock	—	—	—	—	—	—	(247)	—	(247)
Issuance of stock options	—	—	—	—	—	93	—	—	93
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)	—	—	—	257	—	—	(780)
Net income	—	—	—	—	—	—	3,444	—	3,444
Other comprehensive income	—	—	—	—	—	—	—	3,509	3,509

Balance June 30, 2014	$—	$—	$—	21,751	$218	$145,096	$(42,625)	$(600)	$102,089

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(dollars in thousands)

	June 30, 2014	June 30, 2013
Operating activities:
Net income	$3,444	$2,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,728	1,980
Issuance of common stock and stock options	184	134
Amortization of purchased loan premium	727	598
Deferred tax expense	—	1,236
Amortization of security premiums and accretion of discounts, net	1,840	1,826
Net gain on sale of securities	(379)	(408)
Net loss on sale and valuation of other real estate owned	314	1,048
Net gain on sale of loans	(75)	—
Changes in assets and liabilities:
Decrease in loans held for sale	100	713
Decrease in other assets	1,695	5,870
Increase (decrease) in accrued expenses and other liabilities	521	(51)

Net cash provided by operating activities	10,099	15,877

Investing activities:
Proceeds from available for sale securities	68,160	115,760
Proceeds from held to maturity securities	3,602	6,390
Proceeds from equity securities	586	254
Purchase of available for sale securities	(66,522)	(93,840)
Purchase of equity securities	(82)	(85)
Proceeds from sale of other real estate	1,379	4,545
Improvements of other real estate, net of insurance proceeds	(178)	(186)
Net increase in loans	(37,283)	(16,263)
Principal recoveries of loans previously charged off	310	813
Purchase of premises and equipment, net	(1,915)	(536)
Purchase of bank owned life insurance investment	—	(5,000)
Proceeds from sale of loans	5,274	—

Net cash (used in) provided by investing activities	(26,669)	11,852

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	22,475	(21,410)
Net decrease in federal funds purchased	(3,460)	(4,412)
Net decrease in Federal Home Loan Bank borrowings	(359)	(349)
Cash dividends paid	(247)	(442)
Proceeds from long-term debt	10,680	—
Redemption of preferred stock and related warrants	(11,460)	—

Net cash provided by (used in) financing activities	17,629	(26,613)

Net increase in cash and cash equivalents	1,059	1,116

Cash and cash equivalents:
Beginning of the period	$23,835	$24,137

End of the period	$24,894	$25,253

	June 30, 2014	June 30, 2013
Supplemental disclosures of cash flow information:
Interest paid	$3,141	$3,818
Income taxes paid	1,364	—
Transfers to other real estate owned	1,932	1,241
Transfer of building premises and equipment to held for sale	3,237	—
Transfer of portfolio loans to held for sale	—	5,100

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

1.	NATURE OF BANKING ACITIVIES AND SIGNIFICANT ACCOUNTING POLICIES

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2014, statements of shareholders’ equity and cash flows for the six months ended June 30, 2014, and statements of income statement and comprehensive income for the three and six months ended June 30, 2014. Results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	June 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$87,032	$101	$(1,223)	$85,910
State, county and municipal	136,708	2,792	(2,215)	137,285
Corporate and other bonds	12,104	31	(43)	12,092
Mortgage backed – U.S. Gov’t agencies	2,598	25	(104)	2,519
Mortgage backed – U.S. Gov’t sponsored agencies	29,004	61	(99)	28,966

Total Securities Available for Sale	$267,446	$3,010	$(3,684)	$266,772

Securities Held to Maturity
State, county and municipal	$10,364	$714	$—	$11,078
Mortgage backed – U.S. Gov’t agencies	5,504	324	—	5,828
Mortgage backed – U.S. Gov’t sponsored agencies	10,315	561	—	10,876

Total Securities Held to Maturity	$26,183	$1,599	$—	$27,782

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420

Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200

Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,722	$1,739	$4,446	$4,426
Due after one year through five years	22,130	23,581	49,348	49,732
Due after five years through ten years	1,030	1,161	144,356	144,623
Due after ten years	1,301	1,301	69,296	67,991

Total securities	$26,183	$27,782	$267,446	$266,772

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Proceeds from sales of securities available for sale were $22.9 million and $29.4 million during the three months ended June 30, 2014 and 2013, respectively, and $44.6 million and $54.6 million during the six months ended June 30, 2014 and 2013, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gross realized gains	$90	$145	$496	$470
Gross realized losses	(66)	(15)	(117)	(62)

Net securities gains	$24	$130	$379	$408

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2014 and 2013.

The fair value and gross unrealized losses for securities available for sale, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$35,124	$(565)	$38,551	$(658)	$73,675	$(1,223)
State, county and municipal	3,488	(24)	61,989	(2,191)	65,477	(2,215)
Corporate and other bonds	4,413	(43)	—	—	4,413	(43)
Mortgage backed – U.S. Gov’t agencies	—	—	1,893	(104)	1,893	(104)
Mortgage backed – U.S. Gov’t sponsored agencies	12,337	(76)	3,824	(23)	16,161	(99)

Total	$55,362	$(708)	$106,257	$(2,976)	$161,619	$(3,684)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$35,873	$(531)	$37,638	$(436)	$73,511	$(967)
U.S. Gov’t sponsored agencies	486	(1)	—	—	486	(1)
State, county and municipal	92,010	(5,343)	6,445	(742)	98,455	(6,085)
Corporate and other bonds	3,332	(42)	991	(5)	4,323	(47)
Mortgage backed – U.S. Gov’t agencies	2,767	(198)	—	—	2,767	(198)
Mortgage backed – U.S. Gov’t sponsored agencies	14,572	(258)	1,557	(22)	16,129	(280)

Total	$149,040	$(6,373)	$46,631	$(1,205)	$195,671	$(7,578)

The unrealized losses (impairments) in the investment portfolio at June 30, 2014 and December 31, 2013 are generally a result of market fluctuations that occur daily. The unrealized losses are from 194 securities at June 30, 2014. Of those, 188 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Six investment grade corporate obligations comprise the remaining securities with unrealized losses at June 30, 2014. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value.

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

Securities with amortized costs of $60.9 million and $109.1 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of June 30, 2014 and December 31, 2013, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

3.	LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company’s non-covered loans at June 30, 2014 and December 31, 2013 were comprised of the following (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Non- Covered Loans	Amount	% of Non- Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$156,173	24.69%	$144,382	24.21%
Commercial	275,286	43.52	247,284	41.47
Construction and land development	59,385	9.39	55,278	9.27
Second mortgages	6,459	1.02	6,854	1.15
Multifamily	33,898	5.36	35,774	6.00
Agriculture	8,127	1.28	9,565	1.60

Total real estate loans	539,328	85.26	499,137	83.70
Commercial loans	86,446	13.67	90,142	15.12
Consumer installment loans	5,379	0.85	5,623	0.94
All other loans	1,390	0.22	1,435	0.24

Gross loans	632,543	100.00%	596,337	100.00%

Less unearned income on loans	(200)		(164)

Non-covered loans, net of unearned income	$632,343		$596,173

The Company held $26.7 million and $38.5 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2014 and December 31, 2013, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $1.6 million and $2.5 million at June 30, 2014 and December 31, 2013, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At June 30, 2014 and December 31, 2013, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

The Purchase and Assumption Agreement into which the Company and the Federal Deposit Insurance Corporation (FDIC) entered in January 2009 that provided for the Company’s assumption of all of the deposits and certain other liabilities and acquisition of substantially all assets of Suburban Federal Savings Bank (SFSB) included two shared-loss agreements with respect to certain covered loans and foreclosed real estate assets. See Notes 4 and 5 for more information on the Purchase and Assumption Agreement and the shared-loss agreements. The shared-loss agreement for loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans, which had an outstanding principal balance of $10.0 million and a carrying value of $5.5 million at March 31, 2014, are being accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, commonly referred to as purchased credit impaired loans, and were classified as non-covered loans effective April 1, 2014 (the “PCI loans”).

The PCI loans were not classified as nonperforming assets as of June 30, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table reflects the outstanding principal balance and carrying amounts of the PCI loans as of June 30, 2014 (dollars in thousands):

	June 30, 2014
	Unpaid balance	Carrying Value
Mortgage loans on real estate:
Residential 1-4 family	$2,218	$1,019
Commercial	3,290	1,244
Construction and land development	4,085	2,896
Second mortgages	37	19
Multifamily	—	—
Agriculture	—	—

Total real estate loans	9,630	5,178

Total PCI loans	$9,630	$5,178

The allowance for loan losses related to PCI loans was $98,000 as of March 31, 2014 and was transferred from the allowance for loan losses on covered loans effective April 1, 2014. This allowance was related to commercial real estate loans. There was no other activity in the allowance for loan losses related to PCI loans for either of the three or the six month periods ended June 30, 2014.

The change in the accretable yield balance for the PCI loans for the three months ended June 30, 2014 (dollars in thousands):

Balance transferred from covered loans, April 1, 2014	$4,773
Accretion	(187)
Reclassification from nonaccretable yield	808

Balance, June 30, 2014	$5,394

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of June 30, 2014 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$3,493	$3,620	$911
Commercial	542	714	101
Construction and land development	4,168	5,320	512
Second mortgages	223	226	41
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	8,426	9,880	1,565
Commercial loans	36	683	7
Consumer installment loans	91	93	17
All other loans	—	—	—

Subtotal impaired loans with a valuation allowance	8,553	10,656	1,589

With no related allowance recorded:

Mortgage loans on real estate:
Residential 1-4 family	1,447	1,513	—
Commercial	455	562	—
Construction and land development	1,169	3,022	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	3,071	5,097	—
Commercial loans	—	—	—
Consumer installment loans	5	6	—
All other loans	—	—	—

Subtotal impaired loans without a valuation allowance	3,076	5,103	—

Total:
Mortgage loans on real estate:
Residential 1-4 family	4,940	5,133	911
Commercial	997	1,276	101
Construction and land development	5,337	8,342	512
Second mortgages	223	226	41
Multifamily	—	—	—
Agriculture	—	—	—

Total real estate loans	11,497	14,977	1,565
Commercial loans	36	683	7
Consumer installment loans	96	99	17
All other loans	—	—	—

Total impaired loans	$11,629	$15,759	$1,589

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

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes average recorded investment of impaired loans for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,813	$6,327	$4,807	$6,092
Commercial	2,228	3,270	1,815	4,252
Construction and land development	5,622	8,801	5,609	8,728
Second mortgages	224	165	224	166
Multifamily	—	—	—	—
Agriculture	—	229	102	237

Total real estate loans	12,887	18,792	12,557	19,475
Commercial loans	46	199	82	312
Consumer installment loans	97	77	76	74
All other loans	—	—	—	—

Total impaired loans	$13,030	$19,068	$12,715	$19,861

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the three and six months ended June 30, 2014 and 2013. No significant amounts of interest income were recognized on accruing impaired loans for each of the three and six months ended June 30, 2014 and 2013.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $158,000 and $297,000 was recognized during the three and six months ended June 30, 2014, respectively. There were no significant amounts recognized during either of the three or six months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, estimated interest income of $230,000 and $298,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2014 and 2013, estimated interest income of $454,000 and $590,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents non-covered nonaccrual loans, excluding PCI loans, by loan category as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,617	$4,229
Commercial	874	1,382
Construction and land development	5,337	5,882
Second mortgages	223	225
Multifamily	—	—
Agriculture	—	205

Total real estate loans	11,051	11,923
Commercial loans	36	127
Consumer installment loans	96	55
All other loans	—	—

Total loans	$11,183	$12,105

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2014 and December 31, 2013, is set forth in the table below (dollars in thousands):

	June 30, 2014	December 31, 2013
Nonaccruals	$11,183	$12,105
Trouble debt restructure and still accruing	446	1,696

Total impaired	$11,629	$13,801

The following tables present an age analysis of past due status of non-covered loans, excluding PCI loans, by category as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$957	$4,617	$5,574	$149,580	$155,154	$—
Commercial	328	874	1,202	272,840	274,042	—
Construction and land development	28	5,337	5,365	51,124	56,489	—
Second mortgages	—	223	223	6,217	6,440	—
Multifamily	—	—	—	33,898	33,898	—
Agriculture	—	—	—	8,127	8,127	—

Total real estate loans	1,313	11,051	12,364	521,786	534,150	—
Commercial loans	191	36	227	86,219	86,446	—
Consumer installment loans	11	96	107	5,272	5,379	—
All other loans	—	—	—	1,390	1,390	—

Total loans	$1,515	$11,183	$12,698	$614,667	$627,365	$—

	December 31, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,455	$4,229	$5,684	$138,698	$144,382	$—
Commercial	—	1,382	1,382	245,902	247,284	—
Construction and land development	242	5,882	6,124	49,154	55,278	—
Second mortgages	—	225	225	6,629	6,854	—
Multifamily	—	—	—	35,774	35,774	—
Agriculture	—	205	205	9,360	9,565	—

Total real estate loans	1,697	11,923	13,620	485,517	499,137	—
Commercial loans	115	127	242	89,900	90,142	—
Consumer installment loans	58	55	113	5,510	5,623	—
All other loans	—	—	—	1,435	1,435	—

Total loans	$1,870	$12,105	$13,975	$582,362	$596,337	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Activity in the allowance for loan losses on non-covered loans, excluding PCI loans, by segment for the periods presented is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,707	$(77)	$—	$40	$3,670
Commercial	2,964	355	(412)	12	2,919
Construction and land development	1,894	(270)	—	—	1,624
Second mortgages	114	(17)	—	1	98
Multifamily	208	(32)	—	—	176
Agriculture	57	7	—	—	64

Total real estate loans	8,944	(34)	(412)	53	8,551
Commercial loans	1,332	31	—	115	1,478
Consumer installment loans	110	2	(34)	24	102
All other loans	24	1	—	—	25

Total loans	$10,410	$—	$(446)	$192	$10,156

	Three Months Ended June 30, 2013
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$4,008	$52	$(127)	$5	$3,938
Commercial	2,414	1,002	(913)	5	2,508
Construction and land development	3,357	(862)	(157)	527	2,865
Second mortgages	105	(34)	—	1	72
Multifamily	316	(170)	—	—	146
Agriculture	62	—	(6)	—	56

Total real estate loans	10,262	(12)	(1,203)	538	9,585
Commercial loans	1,816	(17)	(45)	18	1,772
Consumer installment loans	152	32	(54)	11	141
All other loans	28	(3)	—	—	25

Total loans	$12,258	$—	$(1,302)	$567	$11,523

	Six Months Ended June 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(120)	$(110)	$47	$3,670
Commercial	2,333	917	(412)	81	2,919
Construction and land development	2,252	(629)	—	1	1,624
Second mortgages	101	(5)	—	2	98
Multifamily	151	25	—	—	176
Agriculture	81	(17)	—	—	64

Total real estate loans	8,771	171	(522)	131	8,551
Commercial loans	1,546	(187)	—	119	1,478
Consumer installment loans	101	17	(76)	60	102
All other loans	26	(1)	—	—	25

Total loans	$10,444	$—	$(598)	$310	$10,156

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Six Months Ended June 30, 2013
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$63	$(161)	$51	$3,938
Commercial	2,482	1,508	(1,492)	10	2,508
Construction and land development	3,773	(1,427)	(157)	676	2,865
Second mortgages	142	(75)	—	5	72
Multifamily	303	(157)	—	—	146
Agriculture	61	1	(6)	—	56

Total real estate loans	10,746	(87)	(1,816)	742	9,585
Commercial loans	1,961	69	(297)	39	1,772
Consumer installment loans	195	11	(97)	32	141
All other loans	18	7	—	—	25

Total loans	$12,920	$—	$(2,210)	$813	$11,523

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Allowance for Loan Losses
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$961	$2,709	$—	$3,670
Commercial	108	2,811	98	3,017
Construction and land development	540	1,084	—	1,624
Second mortgages	45	53	—	98
Multifamily	—	176	—	176
Agriculture	—	64	—	64

Total real estate loans	1,654	6,897	98	8,649
Commercial loans	417	1,061	—	1,478
Consumer installment loans	18	84	—	102
All other loans	—	25	—	25

Total loans	$2,089	$8,067	$98	$10,254

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	June 30, 2014
	Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$7,262	$147,892	$1,019	$156,173
Commercial	9,400	264,642	1,244	275,286
Construction and land development	5,849	50,640	2,896	59,385
Second mortgages	252	6,188	19	6,459
Multifamily	—	33,898	—	33,898
Agriculture	—	8,127	—	8,127

Total real estate loans	22,763	511,387	5,178	539,328
Commercial loans	9,117	77,329	—	86,446
Consumer installment loans	102	5,277	—	5,379
All other loans	—	1,390	—	1,390

Total loans	$31,982	$595,383	$5,178	$632,543

	December 31, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$923	$2,930	$3,853	$6,708	$137,674	$144,382
Commercial	200	2,133	2,333	8,016	239,268	247,284
Construction and land development	651	1,601	2,252	8,619	46,659	55,278
Second mortgages	42	59	101	254	6,600	6,854
Multifamily	—	151	151	—	35,774	35,774
Agriculture	—	81	81	205	9,360	9,565

Total real estate loans	1,816	6,955	8,771	23,802	475,335	499,137
Commercial loans	18	1,528	1,546	192	89,950	90,142
Consumer installment loans	9	92	101	57	5,566	5,623
All other loans	—	26	26	—	1,435	1,435

Total loans	$1,843	$8,601	$10,444	$24,051	$572,286	$596,337

(1)	The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $20.4 million and $10.3 million at June 30, 2014 and December 31, 2013, respectively. The allowance for loans losses allocated to these loans was $500,000 and $239,000 at June 30, 2014 and December 31, 2013, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $26.7 million and $38.5 million at June 30, 2014 and December 31, 2013, respectively.

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

The following tables present the composition of non-covered loans, excluding PCI loans, by credit quality indicator at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$139,621	$9,551	$5,982	$—	$155,154
Commercial	255,148	13,127	5,767	—	274,042
Construction and land development	50,421	219	5,849	—	56,489
Second mortgages	5,238	951	251	—	6,440
Multifamily	33,898	—	—	—	33,898
Agriculture	8,127	—	—	—	8,127

Total real estate loans	492,453	23,848	17,849	—	534,150
Commercial loans	74,994	2,335	9,117	—	86,446
Consumer installment loans	5,250	29	100	—	5,379
All other loans	1,390	—	—	—	1,390

Total loans	$574,087	$26,212	$27,066	$—	$627,365

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,482	$8,193	$6,707	$—	$144,382
Commercial	229,168	11,348	6,768	—	247,284
Construction and land development	44,482	2,178	8,618	—	55,278
Second mortgages	6,172	428	254	—	6,854
Multifamily	35,774	—	—	—	35,774
Agriculture	9,361	—	204	—	9,565

Total real estate loans	454,439	22,147	22,551	—	499,137
Commercial loans	87,208	2,742	192	—	90,142
Consumer installment loans	5,344	222	57	—	5,623
All other loans	1,435	—	—	—	1,435

Total loans	$548,426	$25,111	$22,800	$—	$596,337

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance.

During the three and six months ended June 30, 2014, there were no loans modified, that were considered to be TDRs. During each of the three and six months ended June 30, 2013, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $174,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and six months ended June 30, 2014 and 2013.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2014 the Company had 1-4 family mortgages in the amount of $144.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $108.4 million.

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

The shared-loss agreement related to loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans, which had an outstanding principal balance of $10.0 million and a carrying value of $5.5 million at March 31, 2014, were transferred to non-covered loans effective April 1, 2014 (the “PCI loans”). See Note 3 for further details.

As of June 30, 2014 and December 31, 2013, the outstanding contractual balance of the covered loans was $101.2 million and $117.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$62,044	94.10%	$64,610	88.18%
Commercial	—	—	1,389	1.90
Construction and land development	—	—	2,940	4.01
Second mortgages	3,617	5.49	3,898	5.32
Multifamily	271	0.41	266	0.36
Agriculture	—	—	172	0.23

Total real estate loans	65,932	100.00	73,275	100.00

Total covered loans	$65,932	100.00%	$73,275	100.00%

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the non-covered allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on covered loans of $386,000 at June 30, 2014, related to residential 1-4 family loans. There was no other activity in the allowance for loan losses on covered loans for either the three or six months ended June 30, 2014. There was no activity in the allowance for loan losses on covered loans for either the three or six months ended June 30, 2013.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$386	$62,044	$252	$64,610
Commercial	—	—	232	1,389
Construction and land development	—	—	—	2,940
Second mortgages	—	3,617	—	3,898
Multifamily	—	271	—	266
Agriculture	—	—	—	172

Total real estate loans	386	65,932	484	73,275

Total covered loans	$386	$65,932	$484	$73,275

The change in the accretable yield balance for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows (dollars in thousands):

Balance, January 1, 2013	$54,144
Accretion	(11,936)
Reclassification from nonaccretable yield	9,307

Balance, December 31, 2013	51,515
Accretion	(6,225)
Reclassification from nonaccretable yield	10,203
Transfer of PCI loans to non-covered loans	(4,773)

Balance, June 30, 2014	$50,720

The covered loans were not classified as nonperforming assets as of June 30, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

5.	FDIC AGREEMENTS AND FDIC INDEMNIFICATION ASSET

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family, 1-4 family residential mortgage assets are to be made quarterly through March 2019, and the reimbursements for losses on other covered assets were made quarterly through March 2014. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

As discussed above, the shared-loss agreement for assets other than single family, 1-4 residential mortgage assets expired March 2014. The FDIC indemnification asset related to those assets was zero March 31, 2014.

The following table presents the balances of the FDIC indemnification asset at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2013	$23,205	$18,564	$15273	$33,837
Increases:
Writedown of OREO property to FMV	344	275		275
Decreases:
Net amortization of premium			(6,449)	6,449)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,268)	(1,014)		(1,014)
OREO sales	(1,180)	(944)		(944)
Reimbursements requested from FDIC	(370)	(296)		(296)
Reforecasted Change in Anticipated Expected Losses	(7,217)	(5,774)	5,774	—

December 31, 2013	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(2,976)	(2,976)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(46)	(37)		(37)
OREO sales	(140)	(112)		(112)
Reimbursements requested from FDIC	(115)	(92)		(92)
Reforecasted Change in Anticipated Expected Losses	(6,185)	(4,949)	4,949	—

June 30, 2014	$7,062	$5,648	$16,571	$22,219

6.	DEPOSITS

The following table provides interest bearing deposit information, by type, as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
NOW	$114,530	$102,111
MMDA	92,602	94,170
Savings	77,381	75,159
Time deposits less than $100,000	243,509	235,482
Time deposits $100,000 and over	308,050	315,287

Total interest bearing deposits	$836,072	$822,209

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

7.	LONG-TERM DEBT

On April 23, 2014, the Company repurchased the then outstanding 10,680 shares of Series A Preferred Stock (see Note 10). The Company funded the repurchase through an unsecured third-party term loan. The term loan, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. The interest rate resets quarterly based on three-month LIBOR plus 3.50% per annum. As of June 30, 2014 the interest rate was 3.73%.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present activity net of tax in accumulated other comprehensive loss (AOCL) for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$(1,716)	$(155)	$(1,871)
Other comprehensive income before reclassifications	1,287	—	1,287
Amounts reclassified from AOCL	(16)	—	(16)

Net current period other comprehensive income	1,271	—	1,271

Ending balance	$(445)	$(155)	$(600)

	Three months ended June 30, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$3,715	$(1,038)	$2,677
Other comprehensive loss before reclassifications	(4,885)	—	(4,885)
Amounts reclassified from AOCL	(86)	—	(86)

Net current period other comprehensive loss	(4,971)	—	(4,971)

Ending balance	$(1,256)	$(1,038)	$(2,294)

	Six months ended June 30, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$(3,954)	$(155)	$(4,109)
Other comprehensive income before reclassifications	3,759	—	3,759
Amounts reclassified from AOCL	(250)	—	(250)

Net current period other comprehensive income	3,509	—	3,509

Ending balance	$(445)	$(155)	$(600)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Six months ended June 30, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$3,866	$(1,038)	$2,828
Other comprehensive loss before reclassifications	(4,853)	—	(4,853)
Amounts reclassified from AOCL	(269)	—	(269)

Net current period other comprehensive loss	(5,122)	—	(5,122)

Ending balance	$(1,256)	$(1,038)	$(2,294)

The following tables present the effects of reclassifications out of accumulated other comprehensive loss on line items of consolidated income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	June 30, 2014	June 30, 2013
Unrealized (gains) losses on securities available for sale	$(24)	$(130)	Gain on securities transactions, net
	8	44	Income tax expense

	$(16)	$(86)	Net of tax

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Unaudited Consolidated Statement of Income
	Six months ended
	June 30, 2014	June 30, 2013
Unrealized (gains) losses on securities available for sale	$(379)	$(408)	Gain on securities transactions, net
	129	139	Income tax expense

	$(250)	$(269)	Net of tax

9.	FAIR VALUES OF ASSETS AND LIABILITIES

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2014.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$85,910	$81,228	$4,682	$—
U.S. Gov’t sponsored agencies	—	—	—	—
State, county and municipal	137,285	—	137,285	—
Corporate and other bonds	12,092	2,731	9,361	—
Mortgage backed – U.S. Gov’t agencies	2,519	—	2,519	—

Mortgage backed – U.S. Gov’t sponsored agencies	28,966	6,130	22,836	—

Total investment securities available for sale	266,772	90,089	176,683	—

Total assets at fair value	$266,772	$90,089	$176,683	$—

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale

U.S. Treasury issue and other U.S. Gov’t agencies	$98,987	$94,935	$4,052	$—
U.S. Gov’t sponsored agencies	486	—	486	—
State, county and municipal	134,096	2,482	131,614	—
Corporate and other bonds	6,349	—	6,349	—
Mortgage backed – U.S. Gov’t agencies	3,439	—	3,439	—
Mortgage backed – U.S. Gov’t sponsored agencies	22,420	2,531	19,889	—

Total investment securities available for sale	265,777	99,948	165,829	—

Loans held for sale	100	—	100	—

Total assets at fair value	$265,877	$99,948	$165,929	$—

Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the period ended June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$7,929	$—	$778	$7,151
Other real estate owned (OREO), non-covered	6,390	—	—	6,390
Other real estate owned (OREO), covered	2,967	—	—	2,967

Total assets at fair value	$17,286	$—	$778	$16,508

Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$10,334	$—	$1,791	$8,543
Other real estate owned (OREO), non-covered	6,244	—	—	6,244
Other real estate owned (OREO), covered	2,692	—	—	2,692

Total assets at fair value	$19,270	$—	$1,791	$17,479

Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2014 and December 31, 2013, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$26,183	$27,782	$—	$27,782	$—
Loans, non-covered	622,089	627,068	—	614,520	12,548
Loans, covered	65,546	73,865	—	—	73,865
FDIC indemnification asset	22,219	5,441	—	—	5,441

Financial liabilities:
Interest bearing deposits	836,072	839,076	—	839,076	—
Long-term borrowings	91,570	91,537	—	91,537	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$28,563	$30,305	$—	$30,305	$—
Loans, non-covered	585,729	591,081	—	582,538	8,543
Loans, covered	72,791	88,693	—	—	88,693
FDIC indemnification asset	25,409	10,557	—	—	10,557

Financial liabilities:
Interest bearing deposits	822,209	824,895	—	824,895	—
Long-term borrowings	81,249	81,014	—	81,014	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2014. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Loans not covered by FDIC shared-loss agreement (non-covered loans)

The fair value of loans, excluding PCI loans, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans is consistent with the methodology used for the FASB ASC 820 disclosure for assets recorded at fair value on a nonrecurring basis presented above. The fair value of non-covered loans that are PCI loans is estimated using the same methodology described below for covered loans.

Loans covered by FDIC shared-loss agreement (covered loans) and PCI loans

Fair values for covered loans and PCI loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, term of loan and whether or not the loans are amortizing. Loans were pooled together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on the rates used at acquisition (which were based on market rates for new originations of comparable loans) adjusted for any material changes in interest rates since acquisition. Increases in cash flow expectations since acquisition resulted in estimated fair value being higher than carrying value. The increase in cash flows is also reflected in a transfer from unaccretable yield to accretable yield as disclosed in Note 4.

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

Federal funds purchased and securities sold under agreements to repurchase

The carrying amount of federal funds purchased and securities sold under agreements to repurchase approximates fair value.

Long-term borrowings

The fair values of the Company’s long-term borrowings, such as FHLB advances and long-term debt, are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2014
Basic EPS	$1,538	21,742	$0.07
Effect of dilutive stock awards	—	197	—

Diluted EPS	$1,538	21,939	$0.07

For the three months ended June 30, 2013
Shares issued		21,685
Unissued vested restricted stock		11

Basic EPS	$1,327	21,696	$0.06
Effect of dilutive stock awards	—	139	—

Diluted EPS	$1,327	21,835	$0.06

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the six months ended June 30, 2014
Basic EPS	$3,197	21,736	$0.15
Effect of dilutive stock awards	—	236	—

Diluted EPS	$3,197	21,972	$0.15

For the six months ended June 30, 2013
Shares issued		21,678
Unissued vested restricted stock		11

Basic EPS	$2,372	21,689	$0.11
Effect of dilutive stock awards	—	169	—

Diluted EPS	$2,372	21,858	$0.11

Excluded from the computation of diluted earnings per common share were 36,000 common shares issuable under awards or options during the three and six months ended June 30, 2014, because their inclusion would be anti-dilutive. Anti-dilutive common shares issuable under awards, options or warrants of 846,000 were excluded for the three and six months ended June 30, 2013.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchase through the earnings of its banking subsidiary.

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through a term loan with SunTrust Bank (See Note 7). The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant that had been associated with the Series A Preferred Stock. The Company had originally issued the warrant, which permitted Treasury to purchase 780,000 shares of the Company’s common stock at an exercise price of $3.40, in December 2008. There are no other investments from the Company’s participation in TARP that remain outstanding.

11.	DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010. The following table presents the components of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest cost	$56	$56	$111	$112
Expected return on plan assets	(99)	(101)	(198)	(202)
Amortization of prior service cost	1	—	2	—
Recognized net actuarial loss	3	17	6	35

Net periodic benefit cost	$(39)	$(28)	$(79)	$(55)

As of June 30, 2014, there had been no employer contributions for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12.	BRANCH SALES

The Company is currently marketing for sale its office in Crofton, Maryland, which had been the former SFSB headquarters, and its office in Catonsville, Maryland. In accordance with FASB ASC 360, Property, Plant and Equipment, the net book value of the offices, excluding furniture and equipment, of $2.8 million and $464,000, respectively, were classified as held for sale at June 30, 2014, as it represents the lower of cost or fair market value. In connection with the potential sale, the Company intends to lease approximately 66% of the Crofton office, including the current branch location. Any resulting gain will be deferred over the life of the lease in accordance with FASB ASC 840-40, Leases, Sale-Leaseback Transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2014 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2014 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 21 full-service offices, 14 of which are in Virginia and seven of which are in Maryland. The Bank also operates two loan production offices in Virginia. The Company relocated its corporate headquarters on March 31, 2014. The Bank opened a new branch office in Annapolis, Maryland on March 25, 2014 and a branch office at its new headquarters in Richmond, Virginia on April 7, 2014.

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

Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

The shared-loss agreement with the Federal Deposit Insurance Corporation (FDIC) related to the acquisition of SFSB for loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans will continue to be accounted for in accordance with FASB ASC 310-30 as purchased credit impaired loans and were classified as non-covered loans effective April 1, 2014 (the “PCI loans”).

The covered loans and PCI loans are subject to the credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the date that the covered loans were acquired, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared-loss agreements.

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

FDIC Indemnification Asset

The Company is accounting for the shared-loss agreements as an indemnification asset pursuant to the guidance in FASB ASC 805. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned (OREO) assets because it is not contractually embedded in the covered loan and OREO assets and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and OREO and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.7 million for the second quarter of 2014, compared with $1.6 million in the second quarter of 2013. Net income available to common shareholders was $1.5 million in the second quarter of 2014 compared with $1.3 million in the second quarter of 2013. Earnings per common share, basic and fully diluted, were $0.07 per share for the second quarter of 2014 compared with $0.06 per share for the second quarter of 2013.

The Company reported a year-over-year reduction in noninterest expenses of $399,000, or 4.1%, for the second quarter. The most notable decline was in OREO expense, which equaled $100,000 for the second quarter of 2014, declining $402,000, or 80.1%, from the same quarter in 2013. The reduction in noninterest expenses more than offset a $368,000, or 27.5%, decline in noninterest income. Virtually all components of noninterest income were lower in the second quarter of 2014 versus the second quarter of 2013. The largest of which were a decrease of $140,000 in service charge income, of which $121,000 was due to the sale of Georgia deposits in November 2013, and a decrease of $106,000 in securities gains.

Net income was $3.4 million for the six months ended June 30, 2014 compared with $2.9 million for the first half of 2013. The $513,000 or 17.5% improvement year over year was primarily driven by a $933,000 reduction in noninterest expenses, $856,000 of which came from lower OREO expenses. Net income available to common shareholders was $3.2 million in the first half of 2014 compared with $2.4 million in the first half of 2013, an increase of 34.8%. Earnings per common share, basic and fully diluted, were $0.15 per share and $0.11 per share for the respective time frames.

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

Year-over-year, net interest income increased a modest $58,000, or 0.54%, from $10.7 million in the second quarter of 2013 to $10.8 million in the second quarter of 2014. This was primarily the result of an increase in the Company’s net interest spread, from 4.25% in the second quarter of 2013 to 4.29% in the second quarter of 2014. The most significant factor influencing the positive change in the interest spread year-over-year was a 5 basis point decline in the cost of interest bearing liabilities driven by a 5 basis point decline in interest bearing deposits. During the second quarter of 2014, the Company incurred $10.7 million in long-term debt to retire its outstanding TARP preferred stock at an interest rate of 3-month LIBOR plus 350 basis points. Management anticipates significant after tax savings as the loan interest rate of 3.73% for the second quarter is tax deductible, while the dividend rate on the TARP preferred stock was 9.0%, and was not deductible for tax purposes. The effect on the margin of the added long-term debt was offset by the lower cost for FHLB borrowings of $76.8 million of 61 basis points. Additionally, the Company received a pay-off on a commercial acquisition and development (A&D) loan in the FDIC covered loan portfolio during the second quarter of 2014. The pool of A&D loans was written down to a zero carrying value in 2011, and thus any disposition or settlement results in dollar-for-dollar interest income recognition. In this instance, the Bank recognized $706,000 in interest income. The Company’s net interest margin improved 3 basis points from 4.32% in the second quarter of 2013 to 4.35% for the same period in 2014.

For the six months ended June 30, 2014, net interest income of $21.1 million increased $95,000, or 0.5%, from net interest income of $21.0 million for the first six months of 2013. The Company’s net interest spread improved from 4.18% for the first six months of 2013 to 4.26% for the same period in 2014. While the cost of interest bearing liabilities declined from 0.81% to 0.72% during the comparison period, the yield on earning assets declined by 1 basis point to 4.98% for the six month period in 2014. The result was a net interest margin of 4.32% for the first six months of 2014 compared with 4.25% for the first six months in 2013.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2014 and 2013. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

(dollars in thousands)	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS:
Loans, non-covered, including fees	$611,065	$7,291	4.79%	$582,940	$7,622	5.24%
FDIC covered loans, including fees	66,722	3,264	19.62	82,177	2,745	13.40

Total loans	677,787	10,555	6.25	665,117	10,367	6.25
Interest bearing bank balances	28,795	22	0.31	20,407	14	0.27
Federal funds sold	1,379	—	0.10	1,951	1	0.11
Securities (taxable)	269,566	1,710	2.54	293,211	1,945	2.65
Securities (tax exempt)(1)	22,436	255	4.53	20,235	248	4.91

Total earning assets	999,963	12,542	5.03	1,000,921	12,575	5.04
Allowance for loan losses	(10,802)			(12,919)
Non-earning assets	117,948			129,804

Total assets	1,107,109			$1,117,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand—interest bearing	$199,829	$148	0.30%	$242,346	$190	0.31%
Savings	77,057	66	0.34	81,627	70	0.34
Time deposits	558,797	1,239	0.89	536,115	1,340	1.00

Total deposits	835,683	1,453	0.70	860,088	1,600	0.75
Short-term borrowings	73	1	0.61	1,145	2	0.77
FHLB and other borrowings	81,056	162	0.80	53,765	189	1.41
Long-term debt	8,098	81	3.98	—	—	—

Total interest bearing liabilities	924,910	1,697	0.74	914,998	1,791	0.79
Noninterest bearing deposits	73,738			81,056
Other liabilities	4,526			3,936

Total liabilities	1,003,174			999,990
Shareholders’ equity	103,935			117,816

Total liabilities and shareholders’ equity	$1,107,109			$1,117,806

Net interest earnings		$10,845			$10,784

Net interest spread			4.29%			4.25%

Net interest margin			4.35%			4.32%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(dollars in thousands)	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid
ASSETS:
Loans, non-covered, including fees	$603,381	$14,342	4.79%	$581,821	$15,133	5.25%
FDIC covered loans, including fees	69,731	6,225	18.00	81,951	5,404	13.30

Total loans	673,112	20,567	6.16	663,772	20,537	6.24
Interest bearing bank balances	22,586	35	0.31	18,416	22	0.24
Federal funds sold	693	—	0.10	5,859	3	0.10
Securities (taxable)	274,404	3,408	2.48	296,587	3,783	2.55
Securities (tax exempt)(1)	21,244	491	4.61	19,075	473	4.96

Total earning assets	992,039	24,501	4.98	1,003,709	24,818	4.99
Allowance for loan losses	(10,878)			(13,193)
Non-earning assets	115,838			131,084

Total assets	$1,096,999			$1,121,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand—interest bearing	$195,341	$291	0.30%	$244,021	$380	0.31%
Savings	76,333	132	0.35	80,011	131	0.33
Time deposits	557,340	2,438	0.88	543,578	2,790	1.03

Total deposits	829,014	2,861	0.70	867,610	3,301	0.77
Short-term borrowings	601	2	0.52	739	3	0.76
FHLB and other borrowings	81,145	323	0.80	53,851	381	1.43
Long-term debt	4,071	81	3.98

Total interest bearing liabilities	914,831	3,267	0.72	922,200	3,685	0.81
Noninterest bearing deposits	71,180			78,319
Other liabilities	4,225			4,026

Total liabilities	990,236			1,004,545
Shareholders’ equity	106,763			117,055

Total liabilities and shareholders’ equity	$1,096,999			$1,121,600

Net interest earnings		$21,234			$21,133

Net interest spread			4.26%			4.18%

Net interest margin			4.32%			4.25%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

Management also actively monitors its covered and PCI loan portfolios for impairment and necessary loan loss provisions. Provisions for these loans may be necessary due to a change in expected cash flows or an increase in expected losses within a pool of loans.

The Company did not record a provision for loan losses in either the three month and six month periods ended June 30, 2014 or 2013 with respect to either its non-covered loan portfolio or its FDIC covered loan portfolio. For the non-covered loan portfolio, this was the direct result of continued improvement in loan quality. The Company’s level of classified and “impaired” loans continues to remain low.

There were net charge-offs of $254,000 in the second quarter of 2014 compared with net charge-offs of $735,000 in the second quarter of 2013. Total charge-offs for the second quarter of 2014 were $446,000 compared with $1.3 million in the second quarter of 2013. Recoveries of previously charged-off loans were $192,000 for the second quarter of 2014 compared with $567,000 in the second quarter of 2013.

There were net charge-offs of $288,000 in the six months ended June 30, 2014 compared with $1.4 million in the six months ended June 30, 2013. Total charge-offs for the first six months of 2014 were $598,000 compared with $2.2 million for the same period in 2013. Recoveries were $310,000 in the six months ended June 30, 2014 compared with $813,000 in the six months ended June 30, 2013.

Noninterest Income

Noninterest income declined $368,000, or 27.5%, from the second quarter of 2013 to the second quarter of 2014. Service charge income declined $140,000, or 20.0%, over the same time frame to equal $561,000 for the second quarter. This decline was driven by a $121,000 reduction of service charge income from the Georgia branches, which were sold during the fourth quarter of 2013. Securities gains in the second quarter of 2013 were $130,000 versus $24,000 for the second quarter of 2014. Other operating income declined $143,000, or 46.4%, when comparing the quarter ended June 30, 2013 to the quarter ended June 30, 2014. Lower mortgage fee income coupled with a $39,000 gain on the sale of a covered OREO property were the key components of this decline.

For the six months ended June 30, 2014, noninterest income totaled $2.3 million, which was a $393,000, or 14.8%, decline from the first six months of 2013. The decline year over year was principally due to a $314,000 reduction in service charge income related to the sale of the Georgia branches.

Noninterest Expense

Noninterest expenses declined $399,000, or 4.1%, when comparing the second quarter of 2013 to the same period in 2014. The single largest decline was evidenced in OREO expenses. These expenses declined from $502,000 in the second quarter of 2013 to $100,000 in the second quarter of 2014. The Company benefitted from a $114,000, or 7.2%, decline in the indemnification asset amortization from the second quarter of 2013 to the second quarter of 2014. The two most significant increases in noninterest expenses evidenced from the second quarter of 2013 to the second quarter of 2014 were in other operating expenses and salaries and wages, which partially mitigated the improvement noted above. Salaries and wages increased $127,000, or 3.3%, from the second quarter of 2013 to the second quarter of 2014. This is the result of increased staffing for a wholesale mortgage unit consisting of six employees who joined the Company on April 1, 2014. Additionally, there were normal salary raises year over year. Other operating expenses increased $226,000, or 17.6%, over the same time frame. Bank franchise tax, credit expenses and external audit expenses increased $71,000, $79,000, and $54,000, respectively. These expenses collectively resulted in the majority of the increase in other operating expenses.

Noninterest expenses declined $933,000, or 4.8%, when comparing the first six months 2013 and 2014. The majority of the decline was evidenced in four categories: OREO expenses, data processing fees, amortization of intangibles, and FDIC indemnification asset amortization. OREO expenses declined $856,000, or 69.1%, during the first six months of 2014 versus the same time frame in 2013, as smaller write-downs were recognized in the first half of 2014. Data processing fees were $131,000 lower in the first half of 2014 compared with the first six months of 2013, and intangible amortization was $177,000, or 15.6%, lower over the same time frame. These expense reductions were due to the sale of the Georgia branches. Lastly, the Company benefitted from $117,000, or 3.8%, in decline in indemnification asset amortization for the first half of 2014 versus the first half of 2013.

Income Taxes

Income tax expense was $649,000 for the three months ended June 30, 2014, compared with income tax expense of $673,000 for second quarter of 2013, respectively. Income tax expense was $1.4 million versus $1.2 million for the first six months of 2014 and 2013, respectively.

FINANCIAL CONDITION

General

During the first six months of 2014, total assets increased $25.3 million to $1.114 billion at June 30, 2014. Total loans were $698.3 million at June 30, 2014, increasing $28.8 million since December 31, 2013. Total non-covered loans were $632.3 million at June 30, 2014 and $596.1 million at December 31, 2013. The June 30, 2014 totals include $5.2 million of loans formerly categorized under the FDIC shared-loss agreement now categorized as non-covered loans (the PCI loans). While these loans no longer have FDIC loss guaranties, they are subject to SOP 03-3 accounting rules; thus, they will not receive consideration under the loan loss reserve under the normal non-covered portfolio. Excluding the $5.2 million mentioned above, non-covered loans would have increased $31.0 million, or 5.2%, since December 31, 2013.

The Company’s securities portfolio, excluding equity securities, declined $1.4 million, or 0.5%, from $294.3 million at December 31, 2013, to $293.0 million at June 30, 2014. Realized gains of $379,000 occurred during the first six months of 2014 through sales and call activity. During the first quarter of 2014, the SBA floating rate portion of the investment portfolio evidenced some unforeseen pre-payment activity, which resulted in the acceleration of unamortized premiums paid on these securities. Subsequently, management sold additional SBA floating rate securities to mitigate the pre-payment anomaly and sold some longer-term municipal securities. This was a strategic decision to mitigate duration risk in the municipal portfolio. During the second quarter, management opted to diversify some of the portfolio, purchasing AAA-rated household name corporate bonds.

The Company had cash and cash equivalents of $24.9 million and $23.8 million at June 30, 2014 and December 31, 2013, respectively. There were $2.5 million of federal funds purchased at June 30, 2014 and none at December 31, 2013, while there were no securities sold under agreement to repurchase (repos) at June 30, 2014 versus $6.0 million in repos at December 31, 2013.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $266.8 million at June 30, 2014 and $265.8 million at December 31, 2013. At June 30, 2014, the Company had a net unrealized loss on the AFS portfolio of $674,000 compared with a net unrealized loss of $6.0 million at December 31, 2013. This increase is attributed to a $5.4 million increase in the municipal category. These securities exhibit more price volatility in a changing interest rate environment, in the Company’s portfolio, because of their longer weighted average life, than is consistent with other categories contained within the rest of the portfolio. Municipal securities comprise 51% of the total investment portfolio at June 30, 2014.

Interest bearing deposits at June 30, 2014 were $836.1 million, an increase of $13.9 million from December 31, 2013. NOW and Savings account balances increased $12.4 million and $2.2 million, or 12.2% and 3.0%, respectively, since December 31, 2013. While time deposit account balances increased only $790,000 during the first half of 2014, the Company allowed $29.8 million in brokered time deposits to mature. This brokered funding was used, in part, to fund the sale of the Georgia branches, and the corresponding retail generation was precipitated by two promotions that management ran during the first half of 2014. This was a strategic initiative to retain core retail funding while not hampering earnings.

FHLB advances were $76.8 million at June 30, 2014, compared with $77.1 million at December 31, 2013. The Company increased the level of FHLB advances due to the low cost nature of this funding source and to assist with funding the sale of the Georgia franchise in the fourth quarter of 2013. Long term debt totaled $10.7 million at June 30, 2014. This borrowing was entered into during April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock.

Shareholders’ equity was $102.1 million at June 30, 2014 and $106.7 million at December 31, 2013. While $11.5 million in equity was redeemed with respect to the TARP preferred stock and the associated warrant, shareholders’ equity declined only $4.6 million or 4.3%. The partial offset was earnings retention as well as a $3.5 million improvement in other comprehensive income related to the unrealized gains and losses in the investment portfolio.

Asset Quality – non-covered assets, excluding PCI loans

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $17.6 million at June 30, 2014 and net charge-offs were $288,000 for the six months ended June 30, 2014. This compares with nonperforming assets of $18.3 million and net charge-offs of $2.5 million at and for the year ended December 31, 2013.

Nonperforming non-covered loans were $11.2 million at June 30, 2014, declining from $12.1 million at December 31, 2013. The $922,000 reduction in nonaccrual loans since December 31, 2013 was the net result of $2.1 million in additions to nonaccrual loans and $3.0 million in reductions. With respect to the reductions to nonaccrual loans, $989,000 were returned to accruing status, $529,000 were charged off, $634,000 were moved to OREO, and $823,000 were the result of payments to existing credits.

The allowance for loan losses equaled 90.8% of non-covered nonaccrual loans at June 30, 2014 compared with 86.3% at December 31, 2013. The ratio of the allowance for loan losses to total nonperforming assets was 57.8% at June 30, 2014, compared with 56.92% at December 31, 2013. The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 2.77% at June 30, 2014 versus 3.05% at December 31, 2013.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2014 and December 31, 2013, total impaired non-covered loans equaled $11.6 million and $13.8 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets and PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual loans	$11,183	$12,105
Loans past due 90 days and accruing interest	—	—

Total nonperforming non-covered loans	11,183	12,105
OREO – non-covered	6,390	6,244

Total nonperforming non-covered assets	$17,573	$18,349

Accruing troubled debt restructure loans	$7,533	$9,922

Balances
Specific reserve on impaired loans	1,589	1,604
General reserve related to unimpaired loans	8,567	8,840

Total allowance for loan losses	10,156	10,444
Average loans during quarter, net of unearned income	606,785	585,461

Impaired loans	11,629	13,801
Non-impaired loans	615,536	582,372

Total loans, net of unearned income	627,165	596,173

Ratios
Allowance for loan losses to loans	1.62%	1.75%
Allowance for loan losses to nonperforming assets	57.79	56.92
Allowance for loan losses to nonaccrual loans	90.82	86.28
General reserve to non-impaired loans	1.39	1.52
Nonaccrual loans to loans	1.78	2.03
Nonperforming assets to loans and OREO	2.77	3.05
Net charge-offs for quarter to average loans, annualized	0.17	0.14

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2014, the Company had 15 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Three of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at June 30, 2014 was $8.2 million, of which $706,000 were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2014 and December 31, 2013 is below (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,617	$4,229
Commercial	874	1,382
Construction and land development	5,337	5,882
Second mortgages	223	225
Multifamily	—	—
Agriculture	—	205

Total real estate loans	11,051	11,923
Commercial loans	36	127
Consumer installment loans	96	55
All other loans	—	—

Total loans	$11,183	$12,105

At June 30, 2014 the Company had seven construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2014 was $5.3 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There were no charge-offs related to these relationships during the first six months of 2014. The total amount of the allowance for loan losses attributed to all eight relationships was $512,000 at June 30, 2014, or 9.6% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

Asset Quality – covered assets and PCI loans

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

The Company’s ratio of total risk-based capital was 14.7% at June 30, 2014 compared with 16.8% at December 31, 2013. The tier 1 risk-based capital ratio was 13.5% at June 30, 2014 and 15.6% at December 31, 2013. The Company’s tier 1 leverage ratio was 9.1% at June 30, 2014 and 9.5% at December 31, 2013. All capital ratios exceed regulatory minimums to be considered well capitalized. The decline in the ratios reflects the repayment of the TARP investment and a reduction this quarter in 0% risk-weighted assets.

The Company issued shares of Series A Preferred Stock to the United States Department of the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program in December 2008. During 2013, the Company repurchased 7,000 shares of the original 17,680 shares of Series A Preferred Stock. The Company funded the repurchases through the earnings of its banking subsidiary.

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through an unsecured third-party term loan (See Note 7). The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant associated with the Series A Preferred Stock. The Company had originally issued the warrant, which permitted Treasury to purchase 780,000 shares of the Company’s common stock at an exercise price of $3.40, in December 2008. There are no other investments from the Company’s participation in TARP that remain outstanding.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2014 and December 31, 2013 was as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Cash and due from banks	$13,865	$10,857
Interest bearing bank deposits	11,029	12,978
Available for sale securities, at fair value, unpledged	225,756	185,278

Total liquid assets	$250,650	$209,113

Deposits and other liabilities	1,012,730	982,873
Ratio of liquid assets to deposits and other liabilities	24.75%	21.28%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2014 and December 31, 2013, is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Commitments with off-balance sheet risk:
Commitments to extend credit	$72,421	$72,183
Standby letters of credit	7,310	9,978

Total commitments with off-balance sheet risks	$79,731	$82,161

Commitments with balance sheet risk:
Loans held for sale	$—	$100

Total commitments with balance sheet risks	—	100

Total commitments	$79,731	$82,261

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at June 30, 2014:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(3.6)%	$(1,382)
+100 bp	(2.3)	(889)
most likely	0	—
–100 bp	1.7	663
–200 bp	(0.3)	(100)

At June 30, 2014, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 3.6%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could decrease by 0.3%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2014

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2014