Form 10-Q
period 2014-09-30
Community Bankers Trust Corp
filed 2014-11-07
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At September 30, 2014, there were 21,782,826 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,335	$10,857
Interest bearing bank deposits	10,160	12,978
Total cash and cash equivalents	18,495	23,835

Securities available for sale, at fair value	258,211	265,777
Securities held to maturity, at cost (fair value of $48,062 and $30,305, respectively)	46,476	28,563
Equity securities, restricted, at cost	8,149	8,358
Total securities	312,836	302,698

Loans held for sale	239	100

Loans not covered by FDIC shared-loss agreements	644,241	596,173
Loans covered by FDIC shared-loss agreements	64,338	73,275
Total loans	708,579	669,448
Allowance for loan losses (non-covered loans of $9,862 and $10,444, respectively; covered loans of $386 and $484, respectively)	(10,248)	(10,928)
Net loans	698,331	658,520

FDIC indemnification asset	20,315	25,409
Bank premises and equipment, net	26,255	27,872
Bank premises and equipment held for sale	3,237	—
Other real estate owned, covered by FDIC shared-loss agreements	1,752	2,692
Other real estate owned, non-covered	6,261	6,244
Bank owned life insurance	21,278	20,795
FDIC receivable under shared-loss agreements	978	368
Core deposit intangibles, net	5,190	6,621
Other assets	13,631	14,378
Total assets	$1,128,798	$1,089,532

LIABILITIES
Deposits:
Noninterest bearing	$81,526	$70,132
Interest bearing	840,186	822,209
Total deposits	921,712	892,341

Federal funds purchased and securities sold under agreements to repurchase	3,287	6,000
Federal Home Loan Bank advances	81,584	77,125
Long-term debt	9,680	—
Trust preferred capital notes	4,124	4,124
Other liabilities	3,863	3,283
Total liabilities	1,024,250	982,873

SHAREHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 0 and 10,680 shares issued and outstanding, respectively)	—	10,680
Warrants on preferred stock	—	1,037
Common stock (200,000,000 shares authorized, $0.01 par value; 21,782,826 and 21,709,096 shares issued and outstanding, respectively)	218	217
Additional paid in capital	145,238	144,656
Retained deficit	(40,812)	(45,822)
Accumulated other comprehensive loss	(96)	(4,109)
Total shareholders’ equity	104,548	106,659
Total liabilities and shareholders’ equity	$1,128,798	$1,089,532

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest and dividend income
Interest and fees on non-covered loans	$8,125	$7,513	$22,467	$22,646
Interest and fees on FDIC covered loans	2,445	3,538	8,670	8,942
Interest on federal funds sold	—	—	—	3
Interest on deposits in other banks	11	11	46	33
Interest and dividends on securities
Taxable	1,813	1,934	5,221	5,717
Nontaxable	271	175	595	487
Total interest and dividend income	12,665	13,171	36,999	37,828
Interest expense
Interest on deposits	1,504	1,568	4,365	4,869
Interest on short-term borrowings	2	1	4	4
Interest on other borrowed funds	277	180	681	561
Total interest expense	1,783	1,749	5,050	5,434
Net interest income	10,882	11,422	31,949	32,394
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	10,882	11,422	31,949	32,394
Noninterest income
Service charges on deposit accounts	584	741	1,634	2,105
Gain on securities transactions, net	115	38	494	446
Gain (loss) on sale of other loans, net	78	(614)	153	(614)
Income on bank owned life insurance	193	199	578	547
Other	196	229	578	773
Total noninterest income	1,166	593	3,437	3,257
Noninterest expense
Salaries and employee benefits	4,072	4,096	12,023	11,990
Occupancy expenses	631	690	1,966	2,070
Equipment expenses	255	276	734	790
Legal fees	10	24	67	75
Professional fees	86	52	328	241
FDIC assessment	210	225	611	615
Data processing fees	355	485	1,312	1,573
FDIC indemnification asset amortization	1,439	1,716	4,415	4,809
Amortization of intangibles	477	565	1,431	1,696
Other real estate expense	392	(33)	775	1,206
Other operating expenses	1,611	1,337	4,412	3,837
Total noninterest expense	9,538	9,433	28,074	28,902
Income before income taxes	2,510	2,582	7,312	6,749
Income tax expense	697	800	2,055	2,036
Net income	$1,813	$1,782	$5,257	$4,713
Dividends paid on preferred stock	—	208	247	650
Accretion of discount on preferred stock	—	73	—	190
Net income available to common shareholders	$1,813	$1,501	$5,010	$3,873
Net income per share — basic	$0.08	$0.07	$0.23	$0.18
Net income per share — diluted	$0.08	$0.07	$0.23	$0.18
Weighted average number of shares outstanding
basic	21,764	21,707	21,745	21,695
diluted	21,987	21,971	21,964	21,892

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$1,813	$1,782	$5,257	$4,713

Other comprehensive income (loss):
Change in unrealized gain (loss) in investment securities	879	(2,212)	6,574	(9,565)
Tax related to unrealized (gain) loss in investment securities	(299)	752	(2,235)	3,252
Reclassification adjustment for gain in securities sold	(115)	(38)	(494)	(446)
Tax related to realized gain in securities sold	39	13	168	152
Total other comprehensive income (loss)	504	(1,485)	4,013	(6,607)
Total comprehensive income (loss)	$2,317	$297	$9,270	$(1,894)

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(dollars and shares in thousands)

			Discount					Accumulated
			on			Additional		Other
	Preferred		Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2013	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	190	—	—	—	(190)	—	—
Issuance of common stock	—	—	—	31	—	94	—	—	94
Dividends paid on preferred stock	—	—	—	—	—	—	(650)	—	(650)
Issuance of stock options	—	—	—	—	—	103	—	—	103
Redemption of preferred stock	(4,500)	—	—	—	—	—	—	—	(4,500)
Net income	—	—	—	—	—	—	4,713	—	4,713
Other comprehensive loss	—	—	—	—	—	—	—	(6,607)	(6,607)
Balance September 30, 2013	$13,180	$1,037	$(44)	21,701	$217	$144,595	$(46,736)	$(3,779)	$108,470

Balance January 1, 2014	$10,680	$1,037	$—	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	—	74	1	188	—	—	189
Dividends paid on preferred stock	—	—	—	—	—	—	(247)	—	(247)
Issuance of stock options	—	—	—	—	—	137	—	—	137
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)	—	—	—	257	—	—	(780)
Net income	—	—	—	—	—	—	5,257	—	5,257
Other comprehensive income	—	—	—	—	—	—	—	4,013	4,013
Balance September 30, 2014	$—	$—	$—	21,783	$218	$145,238	$(40,812)	$(96)	$104,548

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(dollars in thousands)

	September 30, 2014	September 30, 2013
Operating activities:
Net income	$5,257	$4,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	2,558	2,959
Non-cash contribution of property	68	—
Issuance of common stock and stock options	326	197
Amortization of purchased loan premium	960	933
Deferred tax expense	—	2,036
Amortization of security premiums and accretion of discounts, net	2,612	2,723
Net gain on sale of securities	(494)	(446)
Net loss on sale and valuation of other real estate owned	700	982
Net (gain) loss on sale of loans	(153)	614
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(139)	1,184
Decrease in other assets	2,679	8,755
Increase (decrease) in accrued expenses and other liabilities	580	(82)
Net cash provided by operating activities	14,954	24,568

Investing activities:
Proceeds from available for sale securities	87,169	142,475
Proceeds from held to maturity securities	5,704	9,171
Proceeds from equity securities	587	1,334
Purchase of available for sale securities	(83,479)	(116,122)
Purchase of held to maturity securities	(15,777)	—
Purchase of equity securities	(378)	(332)
Proceeds from sale of other real estate owned	3,132	5,252
Improvements of other real estate, net of insurance proceeds	(418)	(538)
Net increase in loans	(54,868)	(22,673)
Principal recoveries of loans previously charged off	520	960
Purchase of premises and equipment, net	(2,751)	(1,709)
Purchase of bank owned life insurance investment	—	(5,000)
Proceeds from sale of loans	11,175	4,300
Net cash (used in) provided by investing activities	(49,384)	17,118

Financing activities:
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	29,371	(13,820)
Net (decrease) increase in federal funds purchased	(2,713)	1,588
Net increase (decrease) in Federal Home Loan Bank borrowings	4,459	(18,325)
Cash dividends paid	(247)	(650)
Proceeds from long-term debt	10,680	—
Payments on long-term debt	(1,000)	—
Redemption of preferred stock and related warrants	(11,460)	(4,500)
Net cash provided by (used in) financing activities	29,090	(35,707)

Net (decrease) increase in cash and cash equivalents	(5,340)	5,979

Cash and cash equivalents:
Beginning of the period	$23,835	$24,137
End of the period	$18,495	$30,116

	September 30, 2014	September 30, 2013
Supplemental disclosures of cash flow information:
Interest paid	$4,924	$5,582
Income taxes paid	2,249	—
Transfers to other real estate owned	2,555	2,174
Transfer of building premises and equipment to held for sale	3,237	6,004
Transfer of deposits to held for sale	—	192,199
Transfer of portfolio loans to held for sale	—	30,228

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

The Company is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 20 full-service offices, 14 of which are in Virginia and six of which are in Maryland. The Bank also operates two loan production offices in Virginia. The Company relocated its corporate headquarters on March 31, 2014. The Bank opened a new branch office in Annapolis, Maryland on March 25, 2014 and a branch office at its new headquarters in Richmond, Virginia on April 7, 2014. The Bank closed its branch office in Landover Hills, Maryland on October 24, 2014.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2014, statements of shareholders’ equity and cash flows for the nine months ended September 30, 2014, and statements of income and comprehensive income (loss) for the three and nine months ended September 30, 2014. Results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

2.  SECURITIES

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	September 30, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$82,019	$110	$(1,198)	$80,931
U.S. Gov’t sponsored agencies	-	-	-	-
State, county and municipal	135,469	3,192	(1,733)	136,928
Corporate and other bonds	12,011	14	(83)	11,942
Mortgage backed – U.S. Gov’t agencies	2,507	16	(121)	2,402
Mortgage backed – U.S. Gov’t sponsored agencies	26,113	22	(127)	26,008
Total Securities Available for Sale	$258,119	$3,354	$(3,262)	$258,211

Securities Held to Maturity
State, county and municipal	$32,040	$847	$(32)	$32,855
Mortgage backed – U.S. Gov’t agencies	5,186	292	-	5,478
Mortgage backed – U.S. Gov’t sponsored agencies	9,250	479	-	9,729
Total Securities Held to Maturity	$46,476	$1,618	$(32)	$48,062

	December 31, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420
Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200
Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties (dollars in thousands):

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,264	$1,280	$5,479	$5,454
Due after one year through five years	22,137	23,436	50,303	50,573
Due after five years through ten years	14,430	14,643	146,542	147,433
Due after ten years	8,645	8,703	55,795	54,751
Total securities	$46,476	$48,062	$258,119	$258,211

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Proceeds from sales of securities available for sale were $17.0 million and $12.2 million during the three months ended September 30, 2014 and 2013, respectively, and $61.6 million and $66.8 million during the nine months ended September 30, 2014 and 2013, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the periods were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross realized gains	$202	$46	$698	$516
Gross realized losses	(87)	(8)	(204)	(70)
Net securities gains	$115	$38	$494	$446

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2014 and 2013.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
Secutities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$27,086	$(508)	$41,002	$(690)	$68,088	$(1,198)
State, county and municipal	6,532	(27)	48,047	(1,706)	54,579	(1,733)
Corporate and other bonds	7,011	(49)	3,169	(34)	10,180	(83)
Mortgage backed – U.S. Gov’t agencies	-	-	1,876	(121)	1,876	(121)
Mortgage backed – U.S. Gov’t sponsored agencies	11,774	(94)	3,723	(33)	15,497	(127)
Total	$52,403	$(678)	$97,817	$(2,584)	$150,220	$(3,262)

Securities Held to Maturity
State, county and municipal	$6,265	$(32)	$-	$-	$6,265	$(32)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$35,873	$(531)	$37,638	$(436)	$73,511	$(967)
U.S. Gov’t sponsored agencies	486	(1)	—	—	486	(1)
State, county and municipal	92,010	(5,343)	6,445	(742)	98,455	(6,085)
Corporate and other bonds	3,332	(42)	991	(5)	4,323	(47)
Mortgage backed – U.S. Gov’t agencies	2,767	(198)	—	—	2,767	(198)
Mortgage backed – U.S. Gov’t sponsored agencies	14,572	(258)	1,557	(22)	16,129	(280)
Total	$149,040	$(6,373)	$46,631	$(1,205)	$195,671	$(7,578)

The unrealized losses (impairments) in the investment portfolio at September 30, 2014 and December 31, 2013 are generally a result of market fluctuations that occur daily. The unrealized losses are from 195 securities at September 30, 2014. Of those, 183 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twelve investment grade corporate obligations comprise the remaining securities with unrealized losses at September 30, 2014. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Securities with amortized costs of $77.0 million and $109.1 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of September 30, 2014 and December 31, 2013, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

3.  LOANS NOT COVERED BY FDIC SHARED-LOSS AGREEMENT (NON-COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company’s non-covered loans at September 30, 2014 and December 31, 2013 were comprised of the following (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$162,572	25.23%	$144,382	24.21%
Commercial	282,281	43.80	247,284	41.47
Construction and land development	53,529	8.31	55,278	9.27
Second mortgages	6,576	1.02	6,854	1.15
Multifamily	34,108	5.29	35,774	6.00
Agriculture	7,500	1.16	9,565	1.60
Total real estate loans	546,566	84.81	499,137	83.70
Commercial loans	90,707	14.08	90,142	15.12
Consumer installment loans	5,667	0.88	5,623	0.94
All other loans	1,489	0.23	1,435	0.24
Gross loans	644,429	100.00%	596,337	100.00%
Less unearned income on loans	(188)		(164)
Non-covered loans, net of unearned income	$644,241		$596,173

The Company held $21.1 million and $38.5 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2014 and December 31, 2013, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $1.2 million and $2.5 million at September 30, 2014 and December 31, 2013, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At September 30, 2014 and December 31, 2013, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

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

The PCI loans are not classified as nonperforming assets as of September 30, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table reflects the outstanding principal balance and carrying amounts of the PCI loans as of September 30, 2014 (dollars in thousands):

	September 30, 2014
	Unpaid balance	Carrying Value
Mortgage loans on real estate:
Residential 1-4 family	$2,204	$1,032
Commercial	3,230	1,211
Construction and land development	3,687	2,656
Second mortgages	34	18
Multifamily	—	—
Agriculture	—	—
Total real estate loans	9,155	4,917
Total PCI loans	$9,155	$4,917

The allowance for loan losses related to PCI loans was $98,000 as of March 31, 2014 and was transferred from the allowance for loan losses on covered loans effective April 1, 2014. This allowance was related to commercial real estate loans. There was no other activity in the allowance for loan losses related to PCI loans for either of the three or nine month periods ended September 30, 2014.

The change in the accretable yield balance for the PCI loans for the period ended September 30, 2014 (dollars in thousands):

Balance transferred from covered loans, April 1, 2014	$4,773
Accretion	(388)
Reclassification from nonaccretable yield	697
Balance, September 30, 2014	$5,082

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of September 30, 2014 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,414	$2,519	$417
Commercial	291	477	51
Construction and land development	4,745	7,484	543
Second mortgages	220	222	38
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	7,670	10,702	1,049
Commercial loans	8	8	1
Consumer installment loans	87	89	15
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	7,765	10,799	1,065
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,424	1,503	—
Commercial	455	557	—
Construction and land development	205	221	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	2,084	2,281	—
Commercial loans	—	—	—
Consumer installment loans	3	4	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	2,087	2,285	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,838	4,022	417
Commercial	746	1,034	51
Construction and land development	4,950	7,705	543
Second mortgages	220	222	38
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	9,754	12,983	1,049
Commercial loans	8	8	1
Consumer installment loans	90	93	15
All other loans	—	—	—
Total impaired loans	$9,852	$13,084	$1,065

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes information related to impaired loans as of December 31, 2013 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$3,485	$3,739	$881
Commercial	920	1,091	150
Construction and land development	4,148	5,298	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	8,778	10,354	1,579
Commercial loans	127	794	16
Consumer installment loans	49	51	9
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	8,954	11,199	1,604
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,189	1,228	—
Commercial	1,714	1,969	—
Construction and land development	1,734	4,335	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	204	222	—
Total real estate loans	4,841	7,754	—
Commercial loans	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	4,847	7,760	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,674	4,967	881
Commercial	2,634	3,060	150
Construction and land development	5,882	9,633	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	204	222	—
Total real estate loans	13,619	18,108	1,579
Commercial loans	127	794	16
Consumer installment loans	55	57	9
All other loans	—	—	—
Total impaired loans	$13,801	$18,959	$1,604

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the average recorded investment of impaired loans for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Mortgage loans on real estate:
Residential 1-4 family	$4,389	$5,721	$4,255	$6,169
Commercial	872	2,737	1,690	4,302
Construction and land development	5,143	7,482	5,416	7,745
Second mortgages	222	162	223	168
Multifamily	—	—	—	—
Agriculture	—	216	102	229
Total real estate loans	10,626	16,318	11,686	18,613
Commercial loans	22	121	68	318
Consumer installment loans	94	56	74	70
All other loans	—	—	—	—
Total impaired loans	$10,742	$16,495	$11,828	$19,001

The majority of impaired loans are also nonaccruing for which no interest income was recognized during each of the three and nine months ended September 30, 2014 and 2013. No significant amounts of interest income were recognized on accruing impaired loans for each of the three and nine months ended September 30, 2014 and 2013.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $301,000 and $598,000 was recognized during the three and nine months ended September 30, 2014, respectively. There were no significant amounts recognized during either of the three or nine months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, estimated interest income of $204,000 and $259,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2014 and 2013, estimated interest income of $583,000 and $774,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents non-covered nonaccrual loans, excluding PCI loans, by loan category as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,748	$4,229
Commercial	624	1,382
Construction and land development	4,950	5,882
Second mortgages	61	225
Multifamily	—	—
Agriculture	—	205
Total real estate loans	9,383	11,923
Commercial loans	8	127
Consumer installment loans	90	55
All other loans	—	—
Total loans	$9,481	$12,105

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2014 and December 31, 2013, is set forth in the table below (dollars in thousands):

	September 30, 2014	December 31, 2013
Nonaccruals	$9,481	$12,105
Trouble debt restructure and still accruing	122	1,696
Substandard and still accruing	249	—
Total impaired	$9,852	$13,801

The following tables present an age analysis of past due status of non-covered loans, excluding PCI loans, by category as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$748	$3,748	$4,496	$157,045	$161,541	$—
Commercial	144	802	946	280,124	281,070	178
Construction and land development	—	4,950	4,950	45,923	50,873	—
Second mortgages	178	61	239	6,319	6,558	—
Multifamily	—	—	—	34,108	34,108	—
Agriculture	—	—	—	7,500	7,500	—
Total real estate loans	1,070	9,561	10,631	531,019	541,650	178
Commercial loans	63	8	71	90,636	90,707	—
Consumer installment loans	28	90	118	5,549	5,667	—
All other loans	—	—	—	1,489	1,489	—
Total loans	$1,161	$9,659	$10,820	$628,693	$639,513	$178

	December 31, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,455	$4,229	$5,684	$138,698	$144,382	$—
Commercial	—	1,382	1,382	245,902	247,284	—
Construction and land development	242	5,882	6,124	49,154	55,278	—
Second mortgages	—	225	225	6,629	6,854	—
Multifamily	—	—	—	35,774	35,774	—
Agriculture	—	205	205	9,360	9,565	—
Total real estate loans	1,697	11,923	13,620	485,517	499,137	—
Commercial loans	115	127	242	89,900	90,142	—
Consumer installment loans	58	55	113	5,510	5,623	—
All other loans	—	—	—	1,435	1,435	—
Total loans	$1,870	$12,105	$13,975	$582,362	$596,337	$—

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Activity in the allowance for loan losses on non-covered loans, excluding PCI loans, by segment for the periods presented is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,670	$8	$(501)	$17	$3,194
Commercial	2,919	558	(67)	8	3,418
Construction and land development	1,624	(171)	—	—	1,453
Second mortgages	98	29	—	—	127
Multifamily	176	10	—	—	186
Agriculture	64	—	—	—	64
Total real estate loans	8,551	434	(568)	25	8,442
Commercial loans	1,478	(435)	—	148	1,191
Consumer installment loans	102	(3)	(35)	38	102
All other loans	25	4	—	—	29
Total loans	$10,156	$—	$(603)	$211	$9,764

	Three Months Ended September 30, 2013
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,938	$(299)	$(119)	$3	$3,523
Commercial	2,508	(69)	—	5	2,444
Construction and land development	2,865	290	(758)	5	2,402
Second mortgages	72	99	(100)	41	112
Multifamily	146	(26)	—	—	120
Agriculture	56	(38)	—	39	57
Total real estate loans	9,585	(43)	(977)	93	8,658
Commercial loans	1,772	6	(5)	39	1,812
Consumer installment loans	141	38	(36)	16	159
All other loans	25	(1)	—	—	24
Total loans	$11,523	$—	$(1,018)	$148	$10,653

	Nine Months Ended September 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(112)	$(611)	$64	$3,194
Commercial	2,333	1,475	(479)	89	3,418
Construction and land development	2,252	(800)	—	1	1,453
Second mortgages	101	24	—	2	127
Multifamily	151	35	—	—	186
Agriculture	81	(17)	—	—	64
Total real estate loans	8,771	605	(1,090)	156	8,442
Commercial loans	1,546	(621)	—	266	1,191
Consumer installment loans	101	13	(110)	98	102
All other loans	26	3	—	—	29
Total loans	$10,444	$—	$(1,200)	$520	$9,764

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	Nine Months Ended September 30, 2013
	Beginning of Period	Provision Allocation	Charge- offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$(236)	$(280)	$54	$3,523
Commercial	2,482	1,439	(1,492)	15	2,444
Construction and land development	3,773	(1,137)	(915)	681	2,402
Second mortgages	142	24	(100)	46	112
Multifamily	303	(183)	—	—	120
Agriculture	61	(37)	(6)	39	57
Total real estate loans	10,746	(130)	(2,793)	835	8,658
Commercial loans	1,961	75	(302)	78	1,812
Consumer installment loans	195	49	(133)	48	159
All other loans	18	6	—	—	24
Total loans	$12,920	$—	$(3,228)	$961	$10,653

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Allowance for Loan Losses
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$458	$2,736	$—	$3,194
Commercial	69	3,349	98	3,516
Construction and land development	553	900	—	1,453
Second mortgages	42	85	—	127
Multifamily	—	186	—	186
Agriculture	—	64	—	64
Total real estate loans	1,122	7,320	98	8,540
Commercial loans	427	764	—	1,191
Consumer installment loans	16	86	—	102
All other loans	—	29	—	29
Total loans	$1,565	$8,199	$98	$9,862

	September 30, 2014
	Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$6,736	$154,804	$1,032	$162,572
Commercial	7,228	273,842	1,211	282,281
Construction and land development	5,127	45,746	2,656	53,529
Second mortgages	248	6,310	18	6,576
Multifamily	—	34,108	—	34,108
Agriculture	—	7,500	—	7,500
Total real estate loans	19,339	522,310	4,917	546,566
Commercial loans	9,007	81,700	—	90,707
Consumer installment loans	94	5,573	—	5,667
All other loans	—	1,489	—	1,489
Total loans	$28,440	$611,072	$4,917	$644,429

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

	December 31, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$923	$2,930	$3,853	$6,708	$137,674	$144,382
Commercial	200	2,133	2,333	8,016	239,268	247,284
Construction and land development	651	1,601	2,252	8,619	46,659	55,278
Second mortgages	42	59	101	254	6,600	6,854
Multifamily	—	151	151	—	35,774	35,774
Agriculture	—	81	81	205	9,360	9,565
Total real estate loans	1,816	6,955	8,771	23,802	475,335	499,137
Commercial loans	18	1,528	1,546	192	89,950	90,142
Consumer installment loans	9	92	101	57	5,566	5,623
All other loans	—	26	26	—	1,435	1,435
Total loans	$1,843	$8,601	$10,444	$24,051	$572,286	$596,337

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $18.6 million and $10.3 million at September 30, 2014 and December 31, 2013, respectively. The allowance for loans losses allocated to these loans was $500,000 and $239,000 at September 30, 2014 and December 31, 2013, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $21.1 million and $38.5 million at September 30, 2014 and December 31, 2013, respectively.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the composition of non-covered loans, excluding PCI loans, by credit quality indicator at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$147,482	$8,958	$5,101	$—	$161,541
Commercial	266,700	8,895	5,475	—	281,070
Construction and land development	45,254	491	5,128	—	50,873
Second mortgages	5,266	1,044	248	—	6,558
Multifamily	34,108	—	—	—	34,108
Agriculture	7,500	—	—	—	7,500
Total real estate loans	506,310	19,388	15,952	—	541,650
Commercial loans	79,593	2,107	9,007	—	90,707
Consumer installment loans	5,551	22	94	—	5,667
All other loans	1,489	—	—	—	1,489
Total loans	$592,943	$21,517	$25,053	$—	$639,513

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,482	$8,193	$6,707	$—	$144,382
Commercial	229,168	11,348	6,768	—	247,284
Construction and land development	44,482	2,178	8,618	—	55,278
Second mortgages	6,172	428	254	—	6,854
Multifamily	35,774	—	—	—	35,774
Agriculture	9,361	—	204	—	9,565
Total real estate loans	454,439	22,147	22,551	—	499,137
Commercial loans	87,208	2,742	192	—	90,142
Consumer installment loans	5,344	222	57	—	5,623
All other loans	1,435	—	—	—	1,435
Total loans	$548,426	$25,111	$22,800	$—	$596,337

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance.

During the three and nine months ended September 30, 2014, the Company modified one commercial loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $69,000. During the three months ended September 30, 2013, there were no loans modified that were considered to be TDRs. During the nine months ended September 30, 2013, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $174,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and nine months ended September 30, 2014. There was one TDR that had been restructured during the previous 12 months that resulted in default during the three and nine months ended September 30, 2013. This residential 1-4 family loan had a recorded investment of $173,000.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2014 the Company had 1-4 family mortgages in the amount of $141.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $108.8 million.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

4.  LOANS COVERED BY FDIC SHARED-LOSS AGREEMENTS (COVERED LOANS) AND RELATED ALLOWANCE FOR LOAN LOSSES

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “covered loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time. The shared-loss agreement related to loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans, which had an outstanding principal balance of $10.0 million and a carrying value of $5.5 million at March 31, 2014, were transferred to non-covered loans effective April 1, 2014 (the PCI loans). See Note 3 for further details.

As of September 30, 2014 and December 31, 2013, the outstanding contractual balance of the covered loans was $97.6 million and $117.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$60,528	94.08%	$64,610	88.18%
Commercial	—	—	1,389	1.90
Construction and land development	—	—	2,940	4.01
Second mortgages	3,536	5.50	3,898	5.32
Multifamily	274	0.42	266	0.36
Agriculture	—	—	172	0.23
Total real estate loans	64,338	100.00	73,275	100.00
Total covered loans	$64,338	100.00%	$73,275	100.00%

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the non-covered allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on covered loans of $386,000 at September 30, 2014, related to residential 1-4 family loans. There was no other activity in the allowance for loan losses on covered loans for either the three or nine months ended September 30, 2014. There was no activity in the allowance for loan losses on covered loans for either the three or nine months ended September 30, 2013.

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$386	$60,528	$252	$64,610
Commercial	—	—	232	1,389
Construction and land development	—	—	—	2,940
Second mortgages	—	3,536	—	3,898
Multifamily	—	274	—	266
Agriculture	—	—	—	172
Total real estate loans	386	64,338	484	73,275
Total covered loans	$386	$64,338	$484	$73,275

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The change in the accretable yield balance for the periods ended September 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

Balance, January 1, 2013	$54,144
Accretion	(11,936)
Reclassification from nonaccretable yield	9,307
Balance, December 31, 2013	51,515
Accretion	(8,660)
Reclassification from nonaccretable yield	8,674
Transfer of PCI loans to non-covered loans	(4,773)
Balance, September 30, 2014	$46,756

The covered loans were not classified as nonperforming assets as of September 30, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

5.  FDIC Agreements and FDIC Indemnification Asset

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family, 1-4 family residential mortgage assets are to be made quarterly through March 2019 for losses incurred through January 2019, and the reimbursements for losses on other covered assets were made quarterly through March 2014. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

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

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following table presents the balances of the FDIC indemnification asset at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2013	$23,205	$18,564	$15,273	$33,837
Increases:
Writedown of OREO property to FMV	344	275		275
Decreases:
Net amortization of premium			(6,449)	(6,449)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,268)	(1,014)		(1,014)
OREO sales	(1,180)	(944)		(944)
Reimbursements requested from FDIC	(370)	(296)		(296)
Reforecasted Change in Anticipated Expected Losses	(7,217)	(5,774)	5,774	—

December 31, 2013	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(4,415)	(4,415)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(146)	(117)		(117)
OREO sales	(618)	(494)		(494)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted Change in Anticipated Expected Losses	(6,628)	(5,302)	5,302	—

September 30, 2014	$6,038	$4,830	$15,485	$20,315

6.  DEPOSITS

The following table provides interest bearing deposit information, by type, as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013

NOW	$104,788	$102,111
MMDA	97,718	94,170
Savings	77,664	75,159
Time deposits less than $100,000	240,045	235,482
Time deposits $100,000 and over	319,971	315,287

Total interest bearing deposits	$840,186	$822,209

7. LONG-TERM DEBT

On April 23, 2014, the Company repurchased the then outstanding 10,680 shares of Series A Preferred Stock (see Note 10). The Company funded the repurchase through an unsecured third-party term loan. The term loan, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. The interest rate resets quarterly based on three-month LIBOR plus 3.50% per annum. As of September 30, 2014, the interest rate was 3.73%. The Company made an unscheduled principal payment of $1.0 million during the third quarter leaving a balance of $9.680 million as of September 30, 2014.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present activity net of tax in accumulated other comprehensive loss (AOCL) for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30, 2014
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$(445)	$(155)	$(600)
Other comprehensive income before reclassifications	580	-	580
Amounts reclassified from AOCL	(76)	-	(76)
Net current period other comprehensive income	504	-	504
Ending balance	$59	$(155)	$(96)

	Three months ended September 30, 2013
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$(1,256)	$(1,038)	$(2,294)
Other comprehensive loss before reclassifications	(1,460)	-	(1,460)
Amounts reclassified from AOCL	(25)	-	(25)
Net current period other comprehensive loss	(1,485)	-	(1,485)
Ending balance	$(2,741)	$(1,038)	$(3,779)

	Nine months ended September 30, 2014
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$(3,954)	$(155)	$(4,109)
Other comprehensive income before reclassifications	4,339	-	4,339
Amounts reclassified from AOCL	(326)	-	(326)
Net current period other comprehensive income	4,013	-	4,013
Ending balance	$59	$(155)	$(96)

	Nine months ended September 30, 2013
	Unrealized Gain/Loss on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Loss

Beginning balance	$3,866	$(1,038)	$2,828
Other comprehensive loss before reclassifications	(6,313)	-	(6,313)
Amounts reclassified from AOCL	(294)	-	(294)
Net current period other comprehensive loss	(6,607)	-	(6,607)
Ending balance	$(2,741)	$(1,038)	$(3,779)

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

The following tables present the effects of reclassifications out of AOCL on line items of consolidated income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Details about AOCL	Amount Reclassified from AOCL		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	September 30, 2014	September 30, 2013
Unrealized gains on securities available for sale	$(115)	$(38)	Gain on securities transactions, net
	39	13	Income tax expense
	$(76)	$(25)	Net of tax

Details about AOCL	Amount Reclassified from AOCL		Affected Line Item in the Unaudited Consolidated Statement of Income
	Nine months ended
	September 30, 2014	September 30, 2013
Unrealized gains on securities available for sale	$(494)	$(446)	Gain on securities transactions, net
	168	152	Income tax expense
	$(326)	$(294)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2014.

COMMUNITY BANKERS TRUST CORPORATION

Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$80,931	$76,350	$4,581	$-
U.S. Gov’t sponsored agencies	-	-	-	-
State, county and municipal	136,928	-	136,928	-
Corporate and other bonds	11,942	-	11,942	-
Mortgage backed – U.S. Gov’t agencies	2,402	-	2,402	-
Mortgage backed – U.S. Gov’t sponsored agencies	26,008	-	26,008	-
Total investment securities available for sale	258,211	76,350	181,861	-
Loans held for sale	239	-	239	-
Total assets at fair value	$258,450	$76,350	$182,100	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,987	$94,935	$4,052	$-
U.S. Gov’t sponsored agencies	486	-	486	-
State, county and municipal	134,096	2,482	131,614	-
Corporate and other bonds	6,349	-	6,349	-
Mortgage backed – U.S. Gov’t agencies	3,439	-	3,439	-
Mortgage backed – U.S. Gov’t sponsored agencies	22,420	2,531	19,889	-
Total investment securities available for sale	265,777	99,948	165,829	-
Loans held for sale	100	-	100	-
Total assets at fair value	$265,877	$99,948	$165,929	$-
Total liabilities at fair value	$-	$-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the period ended September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$8,789	$—	$—	$8,789
Other real estate owned (OREO), non-covered	6,261	—	—	6,261
Other real estate owned (OREO), covered	1,752	—	—	1,752
Total assets at fair value	$16,802	$—	$—	$16,802
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$10,334	$—	$1,791	$8,543
Other real estate owned (OREO), non-covered	6,244	—	—	6,244
Other real estate owned (OREO), covered	2,692	—	—	2,692
Total assets at fair value	$19,270	$—	$1,791	$17,479
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2014 and December 31, 2013, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,476	$48,062	$—	$48,062	$—
Loans, non-covered	634,379	642,372	—	628,631	13,741
Loans, covered	63,952	71,710	—	—	71,710
FDIC indemnification asset	20,315	4,611	—	—	4,611

Financial liabilities:
Interest bearing deposits	840,186	843,002	—	843,002	—
Long-term borrowings	95,388	95,206	—	95,206	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$28,563	$30,305	$—	$30,305	$—
Loans, non-covered	585,729	591,081	—	582,538	8,543
Loans, covered	72,791	88,693	—	—	88,693
FDIC indemnification asset	25,409	10,557	—	—	10,557

Financial liabilities:
Interest bearing deposits	822,209	824,895	—	824,895	—
Long-term borrowings	81,249	81,014	—	81,014	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2014. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2014
Basic EPS	$1,813	21,764	$0.08
Effect of dilutive stock awards	—	223	—
Diluted EPS	$1,813	21,987	$0.08

For the three months ended September 30, 2013
Shares issued		21,696
Unissued vested restricted stock		11
Basic EPS	$1,501	21,707	$0.07
Effect of dilutive stock awards	—	264	—
Diluted EPS	$1,501	21,971	$0.07

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the nine months ended September 30, 2014
Basic EPS	$5,010	21,745	$0.23
Effect of dilutive stock awards	—	219	—
Diluted EPS	$5,010	21,964	$0.23

For the nine months ended September 30, 2013
Shares issued		21,684
Unissued vested restricted stock		11
Basic EPS	$3,873	21,695	$0.18
Effect of dilutive stock awards	—	197	—
Diluted EPS	$3,873	21,892	$0.18

Excluded from the computation of diluted earnings per common share were 30,000 common shares issuable under awards or options during the three and nine months ended September 30, 2014, because their inclusion would be anti-dilutive. Anti-dilutive common shares issuable under awards, options or warrants of 846,000 and 66,000 were excluded for the three and nine months ended September 30, 2013, respectively.

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

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant that had been associated with the Series A Preferred Stock.  The Company had originally issued the warrant, which permitted Treasury to purchase 780,000 shares of the Company's common stock at an exercise price of $3.40, in December 2008. There are no other investments from the Company's participation in TARP that remain outstanding.

11.  DEFINED BENEFIT PLAN

On May 31, 2008, the Company adopted the Bank of Essex noncontributory defined benefit pension plan for all full-time pre-merger Bank employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act. The Company has frozen the plan benefits for all participants effective December 31, 2010. The following table presents the components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest cost	$55	$56	$167	$168
Expected return on plan assets	(99)	(101)	(297)	(303)
Amortization of prior service cost	1	-	3	-
Recognized net loss due to settlement	3	-	9	-
Recognized net actuarial loss	-	17	-	51
Net periodic benefit cost	$(40)	$(28)	$(118)	$(84)

As of September 30, 2014, there had been no employer contributions for the plan year. The Company is considering terminating the pension plan in the future. No determination has been made and the Company has not determined the financial impact of the termination of the plan.

12. BRANCH SALES

The Company is currently marketing for sale its office in Crofton, Maryland, which had been the former SFSB headquarters, and its office in Catonsville, Maryland. In accordance with FASB ASC 360, Property, Plant and Equipment, the net book value of the offices, excluding furniture and equipment, of $2.8 million and $464,000, respectively, were classified as held for sale at September 30, 2014, as it represents the lower of cost or fair market value. In connection with the potential sale, the Company intends to lease approximately 66% of the Crofton office, including the current branch location. Any resulting gain will be deferred over the life of the lease in accordance with FASB ASC 840-40, Leases, Sale-Leaseback Transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2014 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2014 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 20 full-service offices, 14 of which are in Virginia and six of which are in Maryland. The Bank also operates two loan production offices in Virginia. The Company relocated its corporate headquarters on March 31, 2014. The Bank opened a new branch office in Annapolis, Maryland on March 25, 2014 and a branch office at its new headquarters in Richmond, Virginia on April 7, 2014. The Bank closed its branch office in Landover Hills, Maryland on October 24, 2014.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.8 million for the third quarter of 2014, compared with $1.8 million in the third quarter of 2013. Net income available to common shareholders was $1.8 million in the third quarter of 2014 compared with $1.5 million in the third quarter of 2013. Net income for the third quarter of 2014 versus the third quarter of 2013 reflected an increase of $31,000, or 1.7%. Earnings per common share, basic and fully diluted, were $0.08 per share for the third quarter of 2014 compared with $0.07 per share for the third quarter of 2013.

Net income was $5.3 million for the nine months ended September 30, 2014 compared with $4.7 million for the first nine months of 2013. The $544,000, or 11.5%, improvement year over year was primarily driven by an $828,000 reduction in noninterest expenses, attributed mainly to declines in OREO expense, data processing fees, amortization of intangibles, and FDIC indemnification asset amortization. Net income available to common shareholders was $5.0 million in the first nine months of 2014 compared with $3.9 million in the first nine months of 2013, an increase of 29.4%. Earnings per common share, basic and fully diluted, were $0.23 per share and $0.18 per share for the respective time frames.

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

Net interest income declined $540,000, or 4.7%, from the third quarter of 2013 to the third quarter of 2014. Interest income declined $506,000, or 3.8%, over this time period. The most significant decline was evidenced in the FDIC covered portfolio. Cash payments on loans related to pools that had previously been written down to a zero carrying value equaled $887,000 in the third quarter of 2013. Cash payments in the third quarter of 2014 were $221,000, representing a $666,000, or 75.1%, swing from the second quarter. Correspondingly, the yield on the covered loan portfolio fell from 18.11% for the third quarter of 2013 to 15.00% in the third quarter of 2014. While this loss in cash income was noteworthy and resulted in a decline in loan yields and the net interest margin, it was partially offset by the increase in non-covered loan income. Non-covered loan interest income increased $612,000, or 8.1%, when comparing the third quarter of 2014 with the third quarter of 2013. This increase was the direct result of robust loan growth noted during the second and third quarters of 2014. Interest income on non-covered loans and securities increased 6.10%, or $587,000, from the third quarter of 2013 to the same period in 2014 and is indicative of the influence of higher average loan balances.

Interest expense increased a modest $34,000, or 2.0%, when comparing the third quarter of 2014 and the third quarter of 2013. Interest expense on deposits declined $64,000, or 4.1%, while interest expense on other borrowings increased $97,000. The average balances on deposits declined $26.7 million year over year, which was primarily the result of the sale of four branches in Georgia. Meanwhile, the Company increased its level of FHLB borrowings to fund the sale. Over the same time frame, average FHLB advances increased $30.2 million, yet the expense associated with the borrowings declined $10,000. Lower advance rates more than offset the increased volume as the cost of these borrowings improved 49 basis points over this time frame. This increase is solely due to the interest related to the loan that the Company closed in the second quarter of 2014 for which the proceeds were used to pay off TARP. The interest on the loan equalled $107,000 for the third quarter of 2014, which approximates 56% of the expense of a TARP dividend, on an after tax basis. In the upcoming quarters the Company will seek to replace brokered deposits with retail deposits as part of the strategic initiative to add to or improve the retail network.

The tax equivalent net interest margin declined 27 basis points from 4.55% in the third quarter of 2013 to 4.28% in the third quarter of 2014. Likewise, the interest spread decreased from 4.49% to 4.22% over the same time period.  The decline in the margin was precipitated by the reduction in cash basis covered income which drove overall loan yields down 60 basis points.

Net interest income declined $445,000, or 1.4%, from the nine months ended September 30, 2013 to the first nine months of 2014. An $829,000 decline in interest income more than offset a decline of $384,000 in interest expense over this time period. Interest and fees on non-covered loans were $22.5 million compared with $22.6 million for the first nine months of 2014 and 2013, respectively. Despite a $30.6 million increase in average non-covered loan balances, the yield earned on these balances declined 29 basis points to 4.88% at September 30, 2014. Interest and fees on FDIC covered loans declined $272,000 when comparing the nine months ended September 30, 2014 to the same period in 2013. Cash payments on loans related to pools that were written down to a zero carrying value equaled $1.3 million during the first nine months of 2014 compared to cash payments of $991,000 for the same period in 2013. Interest income on securities was $5.8 million for the first nine months of 2014 compared with $6.2 million for the same period in 2013, a decrease of $388,000. Average balances on securities were $17.6 million lower in the third quarter of 2014 compared with the third quarter of 2013 as loan growth was robust, and the tax equivalent yield on the portfolio remained relatively unchanged at 2.74%. Volume increases in non-covered loans, noted above, should have a positive impact on net interest income in future quarters.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2014 and 2013. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended September 30, 2014			Three months ended September 30, 2013
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$640,592	$8,125	5.03%	$592,172	$7,513	5.03%
Loans covered by FDIC loss share	64,626	2,445	15.00	77,497	3,537	18.11
Total loans	705,218	10,570	5.95	669,669	11,051	6.55
Interest bearing bank balances	14,191	11	0.32	17,416	12	0.27
Federal funds sold	179	0	0.10	1,391	0	0.10
Securities (taxable)	266,321	1,813	2.72	293,941	1,933	2.63
Securities (tax exempt)	36,311	410	4.53	21,636	264	4.89
Total earning assets	1,022,220	12,804	4.97	1,004,052	13,261	5.24
Allowance for loan losses	(10,670)			(11,932)
Non-earning assets	113,927			129,392
Total assets	$1,125,477			$1,121,513

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand - interest bearing	$207,080	$151	0.29%	$245,660	$194	0.31%
Savings	77,287	60	0.31	85,836	75	0.35
Time deposits	556,079	1,293	0.92	535,699	1,299	0.96
Total deposits	840,446	1,504	0.71	867,195	1,568	0.72
Short-term borrowings	1,744	2	0.61	654	1	0.68
FHLB and other borrowings	85,550	170	0.79	55,344	179	1.28
Long-term debt	10,387	107	4.02	-	-	-
Total interest bearing liabilities	938,127	1,783	0.75	923,193	1,748	0.75
Noninterest bearing deposits	79,434			84,428
Other liabilities	4,109			3,808
Total liabilities	1,021,670			1,011,429
Shareholders' equity	103,807			110,084

Total liabilities and shareholders' equity	$1,125,477			$1,121,513
Net interest earnings		$11,021			$11,513
Interest spread			4.22%			4.49%
Net interest margin			4.28%			4.55%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$615,921	$22,467	4.88%	$585,304	$22,646	5.17%
Loans covered by FDIC loss share	68,010	8,670	17.04	80,450	8,942	14.86
Total loans	683,931	31,137	6.09	665,754	31,588	6.34
Interest bearing bank balances	19,757	46	0.31	18,079	33	0.25
Federal funds sold	520	0	0.10	4,353	3	0.10
Securities (taxable)	271,680	5,221	2.56	295,689	5,717	2.58
Securities (tax exempt)	26,322	901	4.56	19,938	737	4.93
Total earning assets	1,002,210	37,305	4.98	1,003,813	38,079	5.07
Allowance for loan losses	(10,808)			(12,763)
Non-earning assets	115,194			130,516
Total assets	$1,106,596			$1,121,566

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand - interest bearing	$199,297	$441	0.30%	$244,573	$574	0.31%
Savings	76,654	192	0.34	81,974	207	0.34
Time deposits	556,915	3,732	0.90	540,923	4,088	1.01
Total deposits	832,866	4,365	0.70	867,470	4,869	0.75
Short-term borrowings	986	4	0.57	710	4	0.73
FHLB and other borrowings	82,629	493	0.80	54,354	561	1.38
Long-term debt	6,200	188	4.00	-	-	-
Total interest bearing liabilities	922,681	5,050	0.74	922,535	5,433	0.79
Noninterest bearing deposits	73,962			80,377
Other liabilities	4,186			3,953
Total liabilities	1,000,829			1,006,865
Shareholders' equity	105,767			114,701

Total liabilities and shareholders' equity	$1,106,596			$1,121,566
Net interest earnings		$32,255			$32,646
Interest spread			4.24%			4.28%
Net interest margin			4.30%			4.35%

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

The Company did not record a provision for loan losses in either the three month and nine month periods ended September 30, 2014 or 2013 with respect to either its non-covered loan portfolio or its FDIC covered loan portfolio.  For the non-covered loan portfolio, this was the direct result of continued improvement in loan quality. The Company’s level of classified and “impaired” loans continues to remain low.

There were net charge-offs of $392,000 in the third quarter of 2014 compared with net charge-offs of $870,000 in the third quarter of 2013.  Total charge-offs for the third quarter of 2014 were $603,000 compared with $1.0 million in the third quarter of 2013.  Recoveries of previously charged-off loans were $211,000 for the third quarter of 2014 compared with $148,000 in the third quarter of 2013.

There were net charge-offs of $680,000 in the nine months ended September 30, 2014 compared with $2.3 million in the nine months ended September 30, 2013. Total charge-offs for the first nine months of 2014 were $1.2 million compared with $3.2 million for the same period in 2013. Recoveries were $520,000 in the nine months ended September 30, 2014 compared with $961,000 in the nine months ended September 30, 2013.

Noninterest Income

Noninterest income increased $573,000, or 96.6%, from the third quarter of 2013 to the third quarter of 2014. The primary reason for the increase in noninterest income during the third quarter of 2014 versus the prior year was the loss of $614,000 on the sale of a loan in the third quarter of 2013. Otherwise, service charge income declined $157,000, or 21.2%, over the same time frame to equal $584,000 for the third quarter of 2014. This decline was driven by the elimination of service charge income from the former Georgia branches. Securities gains in the third quarter of 2013 were $38,000 versus $115,000 for the third quarter of 2014, an increase of 202.6%. Other operating income declined slightly by $33,000, or 14.4%, from the quarter ended September 30, 2013 to September 30, 2014. The major reason for this decline was a one-time $60,000 insurance benefit received in the third quarter of 2013.

For the nine months ended September 30, 2014, noninterest income totaled $3.4 million, an $180,000, or 5.5%, increase from the first nine months of 2013. Gains on the sales of loans were the single largest impetus for the increase. Loan sale gains increased $767,000 from the first nine months of 2013 to the first nine months of 2014. Management has selectively sold USDA loans to mitigate accelerated premium amortization, due to early payoff of loans held above par value. The Company also incurred a $614,000 loss on the sale of a non-USDA loan in the third quarter of 2013. This change year over year, more than offset a $471,000 reduction in service charge income as well as a $195,000 reduction in other operating income. The loss of service fee income was due to the sale of the Georgia branches. The reduction in other income was evidenced in a decline in mortgage income coupled with the one-time insurance benefit in the third quarter of 2013. The retail network strategy to add or improve locations should be of benefit to noninterest income in coming quarters through sources such as increased service charges and mortgage income.

Noninterest Expense

Noninterest expenses increased a modest $105,000, or 1.1%, when comparing the third quarter of 2013 to the same period in 2014. The two largest increases in noninterest expenses noted during this time frame were evidenced in OREO expenses and other operating expenses. OREO expenses equaled $392,000 for the third quarter of 2014, increasing $425,000 from the same quarter in the prior year. The increase was the direct result of a $463,000 write-down on one OREO property during the third quarter. Other operating expenses increased $274,000, or 20.5%, over the same time frame. Advertising expense and bank franchise tax increased $103,000 and $71,000, respectively. These expenses collectively resulted in the majority of the increase in other operating expenses and were partially mitigated by improvement in FDIC indemnification asset amortization, data processing fees, and intangible amortization. The Company benefitted from a $277,000, or 16.1%, decline in the indemnification asset amortization from the third quarter of 2013 to the third quarter of 2014. Data processing fees declined $130,000, or 26.8%, and intangible amortization improved $88,000, or 15.6%, over this time frame. The latter two savings were influenced heavily by the sale of the Georgia branches in the last quarter of 2013.

Noninterest expenses declined $828,000, or 2.9%, when comparing the first nine months of 2013 and 2014. The majority of the decline was evidenced in four categories: OREO expenses, data processing fees, amortization of intangibles, and FDIC indemnification asset amortization. OREO expenses declined $431,000, or 35.7%, during the first nine months of 2014 when compared to the same period in 2013 despite the large write-down in the third quarter of this year. Data processing fees were $261,000 lower in the first nine months of 2014 compared with the same period in 2013, and intangible amortization was $265,000, or 15.6%, lower over the same time frame. These expense reductions were due in part to the sale of the Georgia branches. Lastly, the Company benefitted from a decrease of $394,000, or 8.2%, in indemnification asset amortization for the first nine months of 2014 versus the first nine months of 2013. Other operating expenses offset these expense improvements and were $4.4 million for the first nine months of 2014 compared with $3.8 million for the same period in 2013.

Income Taxes

Income tax expense was $697,000 for the three months ended September 30, 2014, compared with income tax expense of $800,000 for the third quarter of 2013. Income tax expense was $2.1 million and $2.0 million for the first nine months of 2014 and 2013, respectively.

FINANCIAL CONDITION

General

During the first nine months of 2014, total assets increased $39.3 million, or 3.6%, to $1.129 billion at September 30, 2014. Total loans were $708.6 million at September 30, 2014, increasing $39.1 million since December 31, 2013.  Total non-covered loans were $644.2 million at September 30, 2014 and $596.2 million at December 31, 2013, increasing $48.1 million, or 8.1%.

The September 30, 2014 total of non-covered loans includes $4.9 million of loans formerly categorized under the FDIC loss share arrangement, which are now categorized as non-covered loans (the “PCI loans”). While these loans no longer have FDIC loss guaranties, they are subject to SOP 03-3 accounting rules; thus, they will not receive consideration under the allowance for loan losses under the normal non-covered portfolio. Excluding the $4.9 million mentioned above, non-covered loans would have increased $43.2 million, or 7.2%, since December 31, 2013.

The majority of the loan growth has been in the commercial real estate and residential real estate categories. Commercial real estate loans grew $35.0 million, or 14.2%, while residential real estate loans grew $18.2 million, or 12.6%, since year end.

The Company’s securities portfolio, excluding equity securities, increased $10.3 million, or 3.5%, from $294.3 million at December 31, 2013 to $304.7 million at September 30, 2014. Realized gains of $494,000 occurred during the first nine months of 2014 through sales and call activity. During the third quarter of 2014, management purchased longer term, high quality tax-exempt municipal securities, which resulted in the growth noted above. The purchases, primarily designated as held-to-maturity, offered an opportunity to obtain attractive yields without being booked at fair value on a quarterly basis. Third quarter 2014 tax-exempt municipal purchases were booked at a tax-equivalent yield of 4.40%.

The Company had cash and cash equivalents of $18.5 million and $23.8 million at September 30, 2014 and December 31, 2013, respectively. Federal funds purchased at September 30, 2014 aggregated $3.3 million compared with zero at December 31, 2013, and there were no securities sold under agreements to repurchase (repos) at September 30, 2014, versus $6.0 million in repos at December 31, 2013.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $258.2 million at September 30, 2014 and $265.8 million at December 31, 2013. At September 30, 2014, the Company had a net unrealized gain on the AFS portfolio of $92,000 compared with a net unrealized loss of $6.0 million at December 31, 2013. This increase is attributed to a $6.2 million increase in the municipal category. These securities exhibit more price volatility in a changing interest rate environment, in the Company’s portfolio, because of their longer weighted average life, than other categories contained within the rest of the portfolio.  Municipal securities comprise 53% of the total AFS portfolio at September 30, 2014.

Interest bearing deposits at September 30, 2014 were $840.2 million, an increase of $18.0 million from December 31, 2013. NOW, MMDA and Savings account balances increased $2.7 million, $3.5 million, and $2.5 million, respectively, since December 31, 2013. Time deposit account balances increased $9.2 million, or 1.7%, during the first nine months of 2014. Brokered time deposits declined $18.6 million, or 17.7%, since year end as management allowed brokered time deposits to mature as needed. Brokered funding was used, in part, to fund the sale of the Georgia branches, and the corresponding generation of retail deposits was precipitated by several promotions management ran during the first nine months 2014. This was a strategic initiative to retain core retail funding while not increasing interest expense substantively.

FHLB advances were $81.6 million at September 30, 2014, compared with $77.1 million at December 31, 2013. The Company increased the level of FHLB advances due to the low cost nature of this funding source and to assist with funding the sale of the Georgia franchise in the fourth quarter of 2013. Long term debt totaled $9.7 million at September 30, 2014. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company made a $1.0 million principal payment during the third quarter.

Shareholders’ equity was $104.5 million at September 30, 2014 and $106.7 million at December 31, 2013. While $11.5 million in equity was redeemed in connection with the repurchase of the TARP preferred stock and the associated warrant, shareholders’ equity declined only $2.1 million, or 2.0%. The offset was solid earnings retention as well as a $4.0 million improvement in other comprehensive income related to the unrealized gains and losses in the investment portfolio.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $15.9 million at September 30, 2014 and net charge-offs were $680,000 for the nine months ended September 30, 2014. This compares with nonperforming assets of $18.3 million and net charge-offs of $2.5 million at and for the year ended December 31, 2013.

Nonperforming non-covered loans were $9.7 million at September 30, 2014, declining from $12.1 million at December 31, 2013. The $2.4 million reduction in nonperforming loans since December 31, 2013 was the net result of $3.0 million in additions to nonperforming loans and $5.4 million in reductions.  With respect to the reductions to nonperforming loans, $1.2 million were returned to accruing status, $1.1 million were charged off, $1.1 million were moved to OREO, and $2.0 million were the result of payments to existing credits.

The allowance for loan losses equaled 102.98% of non-covered nonaccrual loans at September 30, 2014 compared with 86.28% at December 31, 2013. The ratio of the allowance for loan losses to total nonperforming assets was 62.03% at September 30, 2014, compared with 56.92% at December 31, 2013.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 2.46% at September 30, 2014 versus 3.05% at December 31, 2013.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2014 and December 31, 2013, total impaired non-covered loans equaled $9.9 million and $13.8 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets and PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
Nonaccrual loans	$9,481	$12,105
Loans past due 90 days and accruing interest	178	—
Total nonperforming non-covered loans	9,659	12,105
OREO – non-covered	6,261	6,244
Total nonperforming non-covered assets	$15,920	$18,349

Accruing troubled debt restructure loans	$6,117	$9,922

Balances
Specific reserve on impaired loans	1,065	1,604
General reserve related to unimpaired loans	8,699	8,840
Total allowance for loan losses	9,764	10,444
Average loans during quarter, net of unearned income	635,477	585,461

Impaired loans	9,852	13,801
Non-impaired loans	619,708	582,372
Total loans, net of unearned income	629,560	596,173

Ratios
Allowance for loan losses to loans	1.55%	1.75%
Allowance for loan losses to nonperforming assets	62.03	56.92
Allowance for loan losses to nonaccrual loans	102.98	86.28
General reserve to non-impaired loans	1.40	1.52
Nonaccrual loans to loans	1.48	2.03
Nonperforming assets to loans and OREO	2.46	3.05
Net charge-offs for quarter to average loans, annualized	0.25	0.14

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2014, the Company had 16 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Three of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at September 30, 2014 was $6.9 million, of which $738,000 were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at September 30, 2014 and December 31, 2013 is below (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,748	$4,229
Commercial	624	1,382
Construction and land development	4,950	5,882
Second mortgages	61	225
Multifamily	—	—
Agriculture	—	205
Total real estate loans	9,383	11,923
Commercial loans	8	127
Consumer installment loans	90	55
All other loans	—	—
Total loans	$9,481	$12,105

At September 30, 2014, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2014 was $4.9 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There were no charge-offs related to these relationships during the first six months of 2014. The total amount of the allowance for loan losses attributed to all eight relationships was $543,000 at September 30, 2014, or 11.0% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Capital Requirements

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base exceeding regulatory minimums for well capitalized institutions to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company.

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

The Company’s ratio of total risk-based capital was 14.7% at September 30, 2014 compared with 16.8% at December 31, 2013. The tier 1 risk-based capital ratio was 13.5% at September 30, 2014 and 15.6% at December 31, 2013. The Company’s tier 1 leverage ratio was 9.3% at September 30, 2014 and 9.5% at December 31, 2013.  All capital ratios exceed regulatory minimums to be considered well capitalized. The decline in the ratios is primarily from the repayment of the TARP.

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

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant associated with the Series A Preferred Stock.  The Company had originally issued the warrant, which permitted Treasury to purchase 780,000 shares of the Company's common stock at an exercise price of $3.40, in December 2008. There are no other investments from the Company's participation in TARP that remain outstanding.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2014 and December 31, 2013 was as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Cash and due from banks	$8,335	$10,857
Interest bearing bank deposits	10,160	12,978
Available for sale securities, at fair value, unpledged	217,888	185,278

Total liquid assets	$236,383	$209,113

Deposits and other liabilities	1,024,250	982,873
Ratio of liquid assets to deposits and other liabilities	23.08%	21.28%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2014 and December 31, 2013, is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Commitments with off-balance sheet risk:
Commitments to extend credit	$78,685	$72,183
Standby letters of credit	7,459	9,978
Total commitments with off-balance sheet risks	$86,144	$82,161

Commitments with balance sheet risk:
Loans held for sale	$239	$100
Total commitments with balance sheet risks	239	100
Total commitments	$86,383	$82,261

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and updated monthly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 200 basis point upward shift and a 200 basis point downward shift in interest rates. A parallel shift in rates over a 12-month period is assumed. The following table represents the change to net interest income given interest rate shocks up and down 100 and 200 basis points at September 30, 2014:

	Change in net interest income
	%	$
Change in Yield curve
+200 bp	(3.2)%	$(1,198)
+100 bp	(2.1)	(792)
most likely	0	—
−100 bp	2.5	958
−200 bp	0.8	314

At September 30, 2014, the Company’s interest rate risk model indicated that, in a rising rate environment of 200 basis points over a 12 month period, net interest income could decrease by 3.2%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 200 basis points, net interest income could increase by 0.8%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 7, 2014

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 7, 2014

