Form 10-K
period 2014-12-31
Community Bankers Trust Corp
filed 2015-03-13
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $92,402,613

On February 28, 2015, there were 21,795,273 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2015 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

1

TABLE OF CONTENTS

FORM 10-K

December 31, 2014

PART I

ITEM 1.	BUSINESS

GENERAL

The Company is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 21 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

The Bank was established in 1926. The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals and small businesses, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and safe deposit box facilities. Fourteen full-service offices are located in Virginia, from the Chesapeake Bay to just west of Richmond, and seven are located in Maryland along the Baltimore-Washington corridor.

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

The Company’s corporate headquarters are located at 9954 Mayland Drive, Suite 2100, Richmond, Virginia 23233. The telephone number of the corporate headquarters is (804) 934-9999.

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

The Company has adopted and implemented a formal strategic plan that centers on the following key issues:

•	Ensuring profitable controlled growth in earnings
•	Improving the overall risk profile of the Company through enterprise risk management
•	Solidifying strong management practices with a focus on value added

During 2014, the Company focused on growth in its core markets by increasing loan production, decreasing operating expenses and increasing net income The Company accomplished these results as it grew loans by $58.0 million and added two new retail banking offices. The Company also eliminated its obligation to the United States Department of the Treasury (the “Treasury”) under its voluntary Capital Purchase Program. (See “– TARP Investment” below.)

The Company expects to continue this growth through a combination of de novo branching, expansion of loan production offices and possible acquisitions that are immediately accretive in value.

Other specific priorities, as outlined in the Company’s strategic plan, include the following matters:

•	Organically growing the size of the loan portfolio
•	Changing the deposit mix to more transaction-based accounts by adding additional demand deposits
•	Utilizing technology to attract new customers and lower costs
•	Significantly reducing costs associated with non-performing assets and other real estate owned
•	Enhancing the delivery system of its fee-based products
•	Continuing to control non-interest expense through better technology use and other efficiencies in processes

The Company believes that it has the ability and capacity to successful execute its strategies, which will enhance the major profit drivers of the Company. The implementation of these strategies will lead to an increase in profitability for shareholders.

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

Retail and Small Business Banking

The Company markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Company attracts new customers by making its service through these distribution points convenient. All of the Company’s existing markets are prime targets for expanding the consumer side of its business with full loan and deposit relationships, and the Company has restructured its retail group to accommodate growth. In addition, the Company is focused on potential growth in new market areas in which it currently operates loan production offices.

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

In connection with the May 2008 mergers, each of the Bank, then a wholly-owned subsidiary of BOE, and TransCommunity Bank, N.A., a wholly-owned subsidiary of TFC, became a wholly-owned subsidiary of the Company, and they were operated initially as separate banking subsidiaries. In July 2008, TransCommunity Bank was consolidated into the Bank under the Bank’s state charter. Until 2010, the former branch offices of TFC operated as separate divisions under the Bank’s charter, using the names of TFC’s former banking subsidiaries.

In November 2008, the Bank acquired certain fixed assets and assumed all deposit liabilities relating to four former branch offices of The Community Bank (TCB), a Georgia state-chartered bank, following its failure. The transaction was consummated pursuant to a Purchase and Assumption Agreement by and among the FDIC, both as Receiver for The Community Bank and in its corporate capacity, and the Bank. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013.

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

On January 1, 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. As a result of the reincorporation, the Company’s corporate affairs are now governed by Virginia law. The purpose of the reincorporation to Virginia is expected annual cost savings of over $175,000 that the Company will realize from the difference between Delaware’s franchise tax and Virginia’s annual corporate fee. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation. In addition, all of the issued and outstanding shares of the Company’s common stock and preferred stock became shares of a Virginia corporation. The reincorporation had no effect on the Bank and its operations.

TARP INVESTMENT

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a related common stock warrant to the Treasury for a total price of $17,680,000. The issuance and receipt of proceeds from the Treasury were made under its voluntary Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital. The Series A Preferred Stock had a liquidation amount per share equal to $1,000. The Series A Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company could have deferred dividend payments, but the dividend is a cumulative dividend that accrues for payment in the future. The common stock warrant permited the Treasury to purchase 780,000 shares of common stock at an exercise price of $3.40 per share.

During 2013 and 2014, the Company repurchased all of the outstanding shares of Series A Preferred Stock. In 2013, the Company repurchased 7,000 shares and funded it through the earnings of its banking subsidiary. The Company paid the Treasury $7.0 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares. On April 23, 2014, the Company repurchased the remaining 10,680 shares and funded it through an unsecured third-party term loan. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares. The form of all repurchases were redemptions under the terms of the Series A Preferred Stock.

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant that had been associated with the Series A Preferred Stock. The Company used its own funds to repurchase the warrant.

There are no other investments from the Company's participation in the Capital Purchase Program that remain outstanding.

EMPLOYEES

As of December 31, 2014, the Company had 227 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The following description discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. These federal and state laws and regulations have been enacted generally for the protection of depositors in banks and not for the protection of shareholders of bank holding companies or banks.

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

The Federal Deposit Insurance Act (the “FDIA”) also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholders in the event that a receiver is appointed to distribute the assets of the Bank.

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

On July 2, 2013, the Federal Reserve adopted a final rule (the “Basel III Rule”) revising the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and certain provisions of the Dodd-Frank Act. The Basel III Rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (referred to as “banking organizations”). For community banking organizations, like the Company, these revised capital requirements are being phased in beginning on January 1, 2015.

Under the requirements prior to effectiveness of the Basel III Rule, banking organizations must have maintained a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•	Total risk-based capital ratio (Total Capital Ratio), which is the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets;
•	Tier 1 risk-based capital ratio (Tier 1 Ratio), which is Tier 1 Capital as a percentage of total risk-weighted assets; and
•	Leverage Ratio, which is Tier 1 Capital as a percentage of adjusted average total assets.

Under pre-Basel III Rule regulations, a bank was considered:

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

The new required capital conservation buffer is comprised of an additional 2.5% of CET1 as a percentage of risk-weighted assets. Institutions that do not maintain the required capital buffer will be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. This capital conservation buffer is in addition to, and not included with, the CET1 Ratio described above. A table illustrating these limitations on the ratio which can be paid out (defined in the Basel III Rule as “maximum payout ratio”) is set forth below.

Capital Conservation Buffer (CET1 as a percentage of total risk-weighted assets)	Maximum payout ratio (as a percentage of eligible retained income)
Greater than 2.5%..............................................................................	No applicable limitation.
≤ 2.5% and > 1.875%........................................................................	60%
≤ 1.875% and > 1.25%......................................................................	40%
≤ 1.25% and > 0.625%......................................................................	20%
≤ 0.625%............................................................................................	0%

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

Dividends

The Company is a legal entity, separate and distinct from the Bank. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect that this provision will have any impact on its ability to receive dividends from the Bank.

Deposit Insurance

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. As of January 1, 2015, the basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to Tier 1 Capital. In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates range from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion by raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2014, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 85.4% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. In July 2013, the Federal Reserve and the federal banking agencies issued final rules revising risk-based and leverage capital requirements and the method for calculating risk-weighted assets. The rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assign higher risk weightings to loans that are past due and certain loans financing the acquisition, development or construction of commercial real estate. We are required to comply with the new rules beginning on January 1, 2015. These requirements and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach of security of these systems could result in failures or disruptions in our customer relationship management, transaction processing systems and various accounting and data management systems. While we have policies and procedures designed to prevent and/or limit the effect of any failure, interruption or security breach of our communication and information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, they will be adequately addressed on a timely basis. The occurrence of failures, interruptions or security breaches of our communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and/or significant financial loss, any of which could have a material adverse effect on its financial condition and results of operations.

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

The operational functions of business counterparties over which the Company may have limited or no control may experience disruptions that could adversely impact the Company.

Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although the Company’s systems are not breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers. In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Bank’s control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

We may need to raise capital that may not ultimately be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2014, we may need to raise additional capital in the future if we incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

A substantial decline in the value of our securities portfolio may result in an “other-than-temporary” impairment charge.

The total amount of our available-for-sale securities portfolio was $274.6 million at December 31, 2014. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

A significant portion of our loan portfolio consists of loans secured by real estate (85.4% at December 31, 2014). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

Because the shared loss agreements subject us to a number of contractual requirements, we must implement effective internal processes over covered assets (including consistency in the treatment of covered and non-covered assets) to maintain the guaranty that the FDIC has agreed to provide, which underpins the FDIC indemnification asset, which totaled $18.6 million at December 31, 2014. Any failure to comply with the contractual requirements of the shared loss agreements may lead to the revocation of the agreements, which would necessitate the write-off of the related indemnification asset and the receivable that we carry on our balance sheet for amounts that we have billed the FDIC.

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board, Securities and Exchange Commission and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2014, we recorded net deferred income tax assets of $3.4 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could create market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Our credit risk may also be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

The Company operates the following offices:

Corporate Headquarters:

Deep Run at Mayland — 9954 Mayland Drive, Suite 2100, Richmond, VA 23233

Virginia Branch Offices:

Burgess — 14598 Northumberland Highway, Burgess, VA 22432

Callao — 654 Northumberland Highway, Callao, VA 22435

Centerville — 100 Broad Street Road, Manakin-Sabot, VA 23103

Courthouse — 1949 Sandy Hook Road, Goochland, VA 23063

Deep Run at Mayland — 9954 Mayland Drive, Suite 2100, Richmond, VA 23233

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

Tappahannock — 1325 Tappahannock Boulevard, Tappahannock, VA 22560

Virginia Center — 9951 Brook Road, Glen Allen, VA 23060

West Point — 16th and Main Street, West Point, VA 23181

Winterfield — 3740 Winterfield Road, Midlothian, VA 23113

Maryland Branch Offices:

Annapolis – 1835 West Street, Annapolis, MD 21401

Arnold — 1460 Ritchie Highway, Arnold, MD 21012

Bowie – 6143 High Bridge Road, Bowie, MD 20720

Catonsville — 1000 Ingleside Avenue, Catonsville, MD 21228

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, its Winterfield office in the Virginia market and the Arnold and Rockville offices in the Maryland market. The Company also has loan production offices in Fairfax and Lynchburg, Virginia, both of which it leases.

On March 31, 2014, the Company relocated its corporate headquarters to its current location. The Company opened its branch office in Annapolis, Maryland on March 25, 2014 and its branch office at its new headquarters in Richmond, Virginia on April 7, 2014. The Company closed its branch office in Landover Hills, Maryland on October 24, 2014. The Company opened its branch office in Bowie, Maryland on January 12, 2015. The Company expects to open an office, which it owns, in the Bon Air area of Richmond, Virginia in May 2015.

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

The following table sets summarizes the high and low sales prices for the Company’s common stock for the quarterly periods during the years ended December 31, 2014 and 2013:

	2014		2013
	High	Low	High	Low
Quarter ended March 31	$4.10	$3.73	$3.74	$2.54
Quarter ended June 30	4.54	3.85	3.70	3.11
Quarter ended September 30	4.49	4.15	4.00	3.50
Quarter ended December 31	4.54	4.30	3.83	3.09

HOLDERS OF RECORD

As of December 31, 2014, there were 2,856 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

DIVIDENDS

The Company’s dividend policy is subject to the discretion of the board of directors and future cash dividend payments to shareholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements and general business conditions.

The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay under Section 5199(b) of the Revised Statues (12 U.S.C. 60). The approval of the Federal Reserve would be required if the total of all dividends declared by a state member bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Supervision and Regulation — Dividends” in Item 1 above.

Following the payment of a cash dividend in February 2010, the Company determined to suspend the payment of its quarterly dividend to holders of common stock. While the Company believes that its capital and liquidity levels remain above the averages of its peers, the Company utilized dividends from the Bank for the payment of capital funding (Series A Preferred Stock) received from the Department of the Treasury until April 2014, when the Company completed the redemption of such funding. The Company currently utilizes dividends from the Bank for principal and interest payments with respect to an unsecured third party loan that the Company obtained at the same time in connection with such redemption. Additional dividends from the Bank would be utilized for the payment of intercompany expenses and interest payments on trust preferred securities.

The Company currently has no plans to recommence the payment of a dividend to holders of common stock. The Company believes that, given the current economic and regulatory environment, the retention of earnings and the enhancement of capital are best for the long term value for the Company and the shareholders.

PURCHASES OF EQUITY SECURITES BY THE ISSUER

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2014.

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2009, to December 31, 2014, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2009 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

Total Return Performance
250
200
150
100
50
0
Index Value
Community Bankers Trust Corporation
NASDAQ Composite
SNL Bank and Thrift
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Community Bankers Trust Corporation	100.00	32.65	35.76	82.41	116.93	137.45
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company over each of the past five years ended December 31. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.  (dollars in thousands, except per share amounts)

	Year Ended December 31
	2014	2013	2012	2011	2010
Results of Operations
Interest and dividend income	$48,725	$50,045	$53,719	$56,035	$58,926
Interest expense	6,933	7,078	9,692	12,228	18,389
Net interest income	41,792	42,967	44,027	43,807	40,537
Provision for loan losses	—	-	1,200	1,498	27,363
Net interest income after provision for loan losses	41,792	42,967	42,827	42,309	13,174
Noninterest income	5,269	4,724	6,206	8,233	9,847
Noninterest expenses	36,817	39,288	41,303	49,038	53,456
Income (loss) before income taxes	10,244	8,403	7,730	1,504	(30,435)
Income tax expense (benefit)	2,728	2,497	2,148	60	(9,442)
Net income (loss)	$7,516	$5,906	$5,582	$1,444	$(20,993)

Financial Condition
Assets	$1,155,734	$1,089,532	$1,153,288	$1,092,496	$1,115,594
FDIC indemnification asset	18,609	25,409	33,837	42,641	58,369
Loans, covered by FDIC shared-loss agreement	62,744	73,275	84,637	97,561	115,537
Loans, net of unearned income (excluding covered loans)	664,736	596,173	575,482	544,718	525,548
Deposits	918,945	892,341	974,318	933,491	961,725
Shareholders’ equity	107,650	106,659	115,317	111,180	107,127
Ratios
Return on average assets	0.67%	0.53%	0.50%	0.13%	(1.75%)
Return on average equity	7.09%	5.22%	4.85%	1.32%	(17.53%)
Non-GAAP return on average tangible assets (1)	0.79%	0.66%	0.65%	0.28%	(1.17%)
Non-GAAP return on average tangible common equity (1)	9.09%	8.38%	8.31%	3.80%	(16.60%)
Efficiency ratio (2)	78.23%	82.38%	82.22%	94.23%	106.10%
Equity to assets	9.31%	9.79%	10.00%	10.18%	9.60%
Loan to deposits	79.16%	75.02%	67.75%	68.80%	66.66%
Average tangible common equity / average tangible assets	8.70%	7.90%	7.77%	7.25%	7.04%
Asset Quality
Allowance for loan losses (non-covered) (3)	$9,267	$10,444	$12,920	$14,835	$25,543
Allowance for loan losses / non-covered loans (3)	1.40%	1.75%	2.25%	2.72%	4.86%
Allowance for loan losses / nonperforming assets (3)	41.57%	56.92%	39.94%	36.36%	59.61%
Allowance for loan losses / nonaccrual non-covered loans (3)	55.92%	86.28%	61.38%	51.97%	69.92%
Non-covered nonperforming assets / non-covered loans and non-covered other real estate (3)	3.35%	3.05%	5.52%	7.35%	8.06%
Per Share Data
Earnings per share, basic	$0.33	$0.22	$0.21	$0.02	$(1.03)
Earnings per share, diluted	0.33	0.22	0.21	0.02	(1.03)
Non-GAAP earnings per share, diluted (1)	0.40	0.33	0.33	0.14	(0.64)
Cash dividends paid	—	—	—	—	859
Market value per share	4.42	3.76	2.65	1.15	1.05
Book value per tangible common share	4.72	4.07	3.92	3.58	3.46
Price to earnings ratio, diluted	13.39	17.09	12.62	57.50	(1.02)
Price to book value ratio	89.5%	86.0%	59.3%	26.5%	25.3%
Dividend payout ratio	n/a	n/a	n/a	n/a	(3.89%)
Weighted average shares outstanding, basic	21,755,448	21,699,964	21,647,372	21,565,366	21,468,455
Weighted average shares outstanding, diluted	21,980,979	21,922,132	21,717,499	21,565,366	21,468,455

	Year Ended December 31
	2014	2013	2012	2011	2010
Capital Ratios
Leverage Ratio	9.36%	9.52%	9.41%	8.91%	8.12%
Tier 1 risk-based capital ratio	13.52%	15.62%	15.79%	15.01%	14.40%
Total risk-based capital ratio	14.72%	16.82%	16.87%	16.16%	15.58%

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section “Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes assets covered by FDIC shared-loss agreements and PCI loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2014 and results of operations for the year ended December 31, 2014 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

GENERAL

The Company is a bank holding company that was originally incorporated in 2005. On January 1, 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation.

The Company is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 21 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and benefits, occupancy and equipment costs, professional fees, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes may materially affect income.

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

The Company’s acquired loans from the SFSB transaction (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations, are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The shared-loss agreement with the Federal Deposit Insurance Corporation (FDIC) related to loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans will continue to be accounted for in accordance with FASB ASC 310-30 as purchased credit impaired loans and were classified as non-covered loans effective April 1, 2014 (the “PCI loans”).

The covered loans and PCI loans are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to their acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared-loss agreements.

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

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. Years 2011 through 2014 are open to examination by the respective tax authorities

Other Real Estate Owned

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

OVERVIEW

At December 31, 2014, the Company had total assets of $1.156 billion, an increase of $66.2 million, or 6.1%, from total assets of $1.090 billion at December 31, 2013.  Total loans were $727.5 million at December 31, 2014, increasing $58.0 million from $669.4 million at December 31, 2013. Total non-covered loans were $664.7 million at December 31, 2014 versus $596.2 million at December 31, 2013. Total non-covered loans increased $68.6 million, or 11.5%, during 2014. The December 31, 2014 total includes $4.7 million of loans formerly categorized under the FDIC shared-loss agreement, which are now categorized as non-covered loans (the “PCI loans”). While these loans no longer have FDIC loss guaranties, they are subject to SOP 03-3 accounting rules; thus, they will not receive consideration under the allowance for loan losses under the normal non-covered portfolio. Excluding the $4.7 million mentioned above, non-covered loans would have increased $63.8 million, or 10.7%, since December 31, 2013. As anticipated, the carrying value of FDIC covered loans declined $10.5 million, or 14.4%, since December 31, 2013 and were $62.7 million at December 31, 2014.

The Company’s securities portfolio increased $16.9 million, or 5.6%, from $302.7 million at December 31, 2013 to $319.6 million at December 31, 2014. Realized gains of $1.1 million occurred during 2014 through sales and call activity.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the AFS portfolio was $274.6 million and $265.8 million at December 31, 2014 and 2013, respectively. The Company had a net unrealized gain of $2.2 million and a net unrealized loss of $6.0 million in the AFS portfolio at December 31, 2014 and 2013, respectively.

Interest bearing deposits at December 31, 2014 were $834.4 million, an increase of $12.2 million, or 1.5%, from December 31, 2013. NOW, MMDA and savings account balances increased $21.6 million, $7.6 million and $3.3 million, respectively, since December 31, 2013. Retail time deposit account balances increased $51.6 million, or 10.8%, during 2014, while brokered time deposits declined $31.6 million, or 30.1%, since year end. Management allowed brokered time deposits to mature as needed and were replaced with FHLB borrowings. Brokered funding was used, in part, to fund the sale of the Georgia branches in 2013, and the corresponding generation of retail deposits was precipitated by an overall improvement in the sales culture of the Bank’s branch system.

FHLB advances were $96.4 million at December 31, 2014, compared with $77.1 million at December 31, 2013. The Company increased the level of FHLB advances due to the low cost nature of this funding source and to assist with funding the sale of the Georgia franchise in the fourth quarter of 2013. Furthermore, management increased its FHLB funding during the fourth quarter of 2014 by $14.8 million, while entering into a $30 million notional value balance sheet swap.

Long term debt totaled $9.7 million at December 31, 2014. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company made a $1.0 million principal payment during the third quarter of 2014.

Shareholders' equity was $107.7 million at December 31, 2014 and $106.7 million at December 31, 2013. In April 2014, $11.5 million in equity was redeemed in connection with the repurchase of the TARP preferred stock and the associated warrant. Despite this reduction, shareholders’ equity increased $991,000, or 0.9%. The increase was from earnings retention as well as a $4.8 million improvement in other comprehensive income related primarily to the unrealized gains and losses in the investment portfolio. Despite the reduction in capital with the redemption of the TARP preferred stock, the equity-to-asset ratios remained solid at 9.3%, and 9.8% at December 31, 2014 and December 31, 2013, respectively.

RESULTS OF OPERATIONS

Net Income

Net income was $7.5 million for the year ended December 31, 2014, compared with $5.9 million for the 2013 fiscal year. The $1.6 million, or 27.3%, improvement year over year was primarily driven by a $2.5 million reduction in noninterest expenses. Net income available to common shareholders was $7.3 million for the year ended December 31, 2014, compared with $4.8 million for fiscal year 2013, an increase of 51.8%. Earnings per common share, basic and fully diluted, were $0.33 per share and $0.22 per share for the respective time frames.

When comparing the 2012 and 2013 years, net income increased $324,000, or 5.8%, from net income of $5.6 million in 2012 to net income of $5.9 million in 2013. Net income available to common shareholders was $4.8 million, or $0.22 per common share on a diluted basis, for the year ended December 31, 2013 compared with net income available to common shareholders of $4.5 million, or $0.21 per common share on a diluted basis, for the year ended December 31, 2012. While the net interest margin and net interest earnings were squeezed, as has been typical in the industry, the Company benefitted from no provision for loan losses during 2013 as asset quality improved.

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

Net interest income declined $1.2 million to $41.8 million for fiscal 2014 versus fiscal 2013. The 2.7% decline in net interest income was primarily driven by a decline in covered loan interest income of $1.3 million, or 10.6%. Overall, interest income declined $1.3 million, or 2.6%, while interest expense declined $145,000, or 2.0%. Significant cash payments on loans related to pools that were previously written down to a zero carrying value equaled $1.3 million in each of 2013 and 2014. The Company's net interest spread declined from 4.25% for the year ended December 31, 2013 to 4.12% for the same period in 2014.  Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. While the cost of interest bearing liabilities improved by two basis points during the comparison period, the yield on earning assets declined by 15 basis points to 4.87% for the 2014 year. The result was a net interest margin of 4.18% for the year ended December 31, 2014, compared with 4.32% for the 2013 year.

For the year ended December 31, 2013, net interest income of $43.0 million decreased $1.1 million, or 2.4%, from net interest income of $44.0 million for the year ended December 31, 2012.  The Company's net interest spread declined from 4.46% for the year ended December 31, 2012 to 4.25% for the same period in 2013. This was the product of a 29 basis point decline in the cost of interest bearing liabilities and a 50 basis point decline in the yield on earning assets during the comparison period. Correspondingly, the net interest margin declined 21 basis points from 4.53% for the year ended December 31, 2012 year to 4.32% for the 2013 year.

Interest and fees on non-covered loans were $30.2 million compared with $29.7 million for the years ended December 31, 2014 and 2013, respectively. While average non-covered loan balances increased $39.4 million over this time frame, the yield earned on these balances declined 24 basis points to 4.83%. Competitive pricing to garner quality loans drove lower non-covered loan yields. Securities interest income declined $551,000, or 6.6%, over the same time frame and was partially offset by the $495,000, or 1.7%, increase in non-covered loan interest income mentioned above. Average balances on securities decreased $12.4 million during fiscal 2014 versus fiscal 2013, and the tax equivalent yield on the portfolio declined only two basis points to 2.76%.

Interest and fees on non-covered loans decreased $962,000, or 3.1%, to $29.7 million during 2013. Interest and fee income on covered loans equaled $11.9 million during 2013. Cost of interest bearing liabilities during 2013 totaled $7.1 million, of which interest on deposits was $6.4 million. This compares with $9.7 million in total interest expense and $8.5 million in interest on deposits in 2012.

The Company’s total loan to deposit ratio was 79.16% at December 31, 2014 versus 75.02% at December 31, 2013 The increase in the loan to deposit ratio is the direct result of the robust non-covered loan growth previously mentioned.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS

Loans, including fees	$624,766	$30,191	4.83%	$585,343	$29,696	5.07%	$556,113	$30,658	5.51%
Loans covered by FDIC loss share	66,868	10,672	15.96	79,140	11,936	15.08	91,489	14,105	15.42
Total loans	691,634	40,863	5.91	664,483	41,632	6.27	647,602	44,763	6.91
Interest bearing bank balances	19,103	61	0.32	22,423	58	0.26	22,425	54	0.24
Federal funds sold	389	0	0.10	3,453	3	0.10	4,254	5	0.11
Investments (taxable)	268,324	6,835	2.55	292,618	7,693	2.63	289,617	8,408	2.90
Investments (tax exempt) (1)	32,237	1,463	4.54	20,294	998	4.92	13,168	741	5.63
Total earning assets	1,011,687	49,222	4.87	1,003,271	50,384	5.02	977,066	53,971	5.52
Allowance for loan losses	(10,742)			(12,352)			(14,601)
Non-earning assets	114,545			130,033			145,507
Total assets	$1,115,490			$1,120,952			$1,107,972

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$204,386	$595	0.29%	$238,545	$742	0.31%	$238,418	$859	0.36%
Savings	77,138	253	0.33	81,368	277	0.34	74,129	256	0.35
Time deposits	552,709	5,010	0.91	546,788	5,351	0.98	556,784	7,393	1.33
Total deposits	834,233	5,858	0.70	866,701	6,370	0.73	869,331	8,508	0.98
Short-term borrowings	1,855	11	0.59	1,452	8	0.56	1,348	9	0.64
FHLB and other borrowings	85,661	776	0.91	55,376	700	1.26	45,359	1,175	2.59
Long-term debt	7,077	288	4.07	-	-	-	-	-	-
Total interest bearing liabilities	928,826	6,933	0.75	923,528	7,078	0.77	916,038	9,692	1.06
Non-interest bearing deposits	76,515			80,326			72,391
Other liabilities	4,184			3,933			4,532
Total liabilities	1,009,525			1,007,787			992,961
Shareholders' equity	105,965			113,165			115,011

Total liabilities and shareholders' equity	$1,115,490			$1,120,952			$1,107,972
Net interest earnings		$42,289			$43,306			$44,279
Interest spread			4.12%			4.25%			4.46%
Net interest margin			4.18%			4.32%			4.53%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

(Dollars in thousands)

	2014 compared to 2013			2013 compared to 2012
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$2,000	$(1,505)	$495	$1,611	$(2,573)	$(962)
Loans covered by FDIC	(1,851)	587	(1,264)	(1,904)	(265)	(2,169)
Interest bearing bank balances	(9)	11	2	-	4	4
Federal funds sold	(3)	1	(2)	(1)	(1)	(2)
Investments	(330)	(221)	(551)	298	(843)	(545)

Total Earning Assets	(193)	(1,127)	(1,320)	4	(3,678))	(3,674)

Interest Expense:
Demand deposits	(106)	(41)	(147)	-	(117)	(117)
Savings deposits	(14)	(10)	(24)	25	(4)	21
Time deposits	58	(399)	(341)	(133)	(1,909)	(2,042)
Total deposits	(62)	(450)	(512)	(108)	(2,030)	(2,138)

Other borrowed funds	470	(103)	367	256	(731)	(475)

Total interest-bearing liabilities	408	(553)	(145)	150	(2,761)	(2,613)
Net increase (decrease) in net interest income	$(601)	$(574)	$(1,175)	$(144)	$(917)	$(1,061)

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

The Company did not record a provision for loan losses in 2014 or 2013.  The Company records a separate provision for loan losses for its non-covered loan portfolio and its FDIC covered loan portfolio.  There was no provision for loan losses on the FDIC covered loan portfolio during 2014 or 2013.  Likewise, there was no provision for loan losses on the non-covered loan portfolio during 2014 or 2013.   With respect to the non-covered loan portfolio, this was the direct result of continued improvement in loan quality as evidenced by the lower net charge-offs than in prior years coupled with lower levels of classified assets.

The provision for loan losses was $1.2 million for the year ended December 31, 2012. The provision for loan losses on non-covered loans was $1.5 million for the year ended December 31, 2012 and the provision for loan losses on covered loans was a $250,000 credit for the year ended December 31, 2012, which was the result of improvement in expected losses on the Company’s FDIC covered portfolio, which the Company recognized in the first quarter of the year.

The allowance for loan losses equaled 55.9% of non-covered nonaccrual loans at December 31, 2014, compared with 86.3% at December 31, 2013. The ratio of the allowance for loan losses to total nonperforming assets was 41.6% at December 31, 2014 compared with 56.9% at December 31, 2013.  The ratio of the allowance for loan losses to total non-covered loans, excluding PCI loans, was 1.40% at December 31, 2014, compared with 1.75% at December 31, 2013. Net charged-off loans were $1.2 million in 2014, compared with $2.5 million in 2013.

One loan relationship, aggregating $8.7 million, already identified as “substandard” was placed on non-accrual status during the fourth quarter of 2014.  This one relationship precipitated the decline in the coverage ratios noted above. Management is currently working closely with the borrower.

While the covered loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the SFSB transaction, less the FDIC guaranteed portion of losses on covered assets. See the Asset Quality discussion below for further analysis.

Noninterest Income

For the year ended December 31, 2014, noninterest income totaled $5.3 million, a $545,000 or 11.5% increase from the fiscal year ended December 31, 2013. Net gain on the sale of securities and net gain on the sale of loans more than offset a reduction in service charge income, year-over-year. Net securities gains equaled $1.1 million in fiscal 2014 versus $518,000 in fiscal 2013. The $571,000 increase in net securities gains was partially the result of a divestiture of mortgage backed investments which were subsequently re-invested into higher yielding municipal securities. Net gain on the sale of loans increased $560,000 from 2013 to 2014. While net loan sale gains totaled $201,000 in fiscal 2014, the Company recorded a net loss of $359,000 on the sale of loans in fiscal 2013. Throughout 2013 and 2014, management selectively sold USDA loans to mitigate accelerated premium amortization, due to early payoff of loans held above par value. The recorded net loss noted in fiscal 2013 was precipitated by a $614,000 loss on the sale of a non-USDA loan. These changes, year over year, more than offset a $539,000 reduction in service charge income. The loss of service fee income was primarily due to the sale of the Georgia branches.

Noninterest income declined $1.5 million, or 23.9%, when comparing the years ended December 31, 2013 and December 31, 2012.  Noninterest income of $4.7 million for 2013 compares with $6.2 million for 2012. A decrease of $974,000 in gains on sales of securities represented the largest decrease.  Realized gains were $1.5 million in 2012 compared with $518,000 in 2013.  During much of 2012, the Company repositioned the securities portfolio to reduce interest rate risk in a rising rate environment. Gain/(loss) on sale of other loans declined $359,000 and other noninterest income declined $152,000, the result of fewer billable losses under shared-loss agreements reimbursed by the FDIC.

Noninterest Expenses

Noninterest expenses declined $2.5 million, or 6.3%, when comparing fiscal 2013 and fiscal 2014. The vast share of the decline was evidenced in four categories: OREO expenses, FDIC indemnification asset amortization, data processing fees, and amortization of intangibles. OREO expenses declined $1.5 million, or 73.5%, during fiscal 2014 when compared to fiscal 2013. The Company benefitted from a reduction of $654,000, or 10.1%, in indemnification asset amortization during fiscal 2014 versus the same time frame in 2013. Data processing fees were $346,000, or 16.7%, lower for the year ended December 31, 2014 compared with year ended December 31, 2013, and intangible amortization was $294,000, or 13.4%, lower over the same time frame. These two expense reductions were due in part to the sale of the Georgia branches. Other operating expenses and salaries and wages increased $401,000, or 6.7%, and $155,000, or 1.0%, respectively, year over year.

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

Income Taxes

Income tax expense was $2.7 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate for 2014 equaled 26.6% versus 29.7% in 2013. This decline was due to the increase in tax free municipal bonds purchased during the year and non-taxable bank owned life insurance proceeds of $406,000.

For the year ended December 31, 2012 income tax expense was $2.1 million, which equated to an effective tax rate of 27.8%.

The Company has evaluated the need for a deferred tax valuation allowance for the years ended December 31, 2014 and 2013 in accordance with FASB ASC 740, Income Taxes. Based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance was required.

Loans

Total loans were $727.5 million at December 31, 2014, increasing $58.0 million from $669.4 million at December 31, 2013. Total non-covered loans were $664.7 million at December 31, 2014 versus $596.2 million at December 31, 2013. Total non-covered loans increased $68.6 million, or 11.5%, during 2014. The December 31, 2014 total includes $4.7 million of loans formerly categorized under the FDIC shared-loss agreement, which are now categorized as non-covered loans (the “PCI loans”). While these loans no longer have FDIC loss guaranties, they are subject to SOP 03-3 accounting rules; thus, they will not receive consideration under the allowance for loan losses under the normal non-covered portfolio. Excluding the $4.7 million mentioned above, non-covered loans would have increased $63.8 million, or 10.7%, since December 31, 2013. The majority of the loan growth as evidenced by the chart below has been in the commercial real estate and residential real estate categories. Commercial real estate loans grew $36.1 million, or 14.6%, while residential real estate loans grew $24.0 million, or 16.6%, during 2014. As anticipated, the carrying value of FDIC covered loans declined $10.5 million, or 14.4%, since December 31, 2013 and were $62.7 million at December 31, 2014.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2014
	Non-Covered Loans		Covered Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$168,358	25.32%	$59,075	94.15%	$227,433	31.26%
Commercial	283,430	42.63	—	—	283,430	38.95
Construction and land development	59,515	8.95	—	—	59,515	8.18
Second mortgages	6,016	0.90	3,393	5.41	9,409	1.29
Multifamily	33,830	5.09	276	0.44	34,106	4.69
Agriculture	7,167	1.08	—	—	7,167	0.99
Total real estate loans	558,316	83.97	62,744	100.00	621,060	85.36
Commercial loans	99,634	14.99	—	—	99,634	13.69
Consumer installment loans	5,470	0.82	—	—	5,470	0.75
All other loans	1,444	0.22	—	—	1,444	0.20
Gross loans	664,864	100.00%	62,744	100.00%	727,608	100.00%
Less unearned income on loans	(128)		—		(128)
Non-covered loans, net of unearned income	$664,736		$62,744		$727,480

	2013
	Non-Covered Loans		Covered Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$144,382	24.21%	$64,610	88.18%	$208,992	31.22%
Commercial	247,284	41.47	1,389	1.90	248,673	37.15
Construction and land development	55,278	9.27	2,940	4.01	58,218	8.70
Second mortgages	6,854	1.15	3,898	5.32	10,752	1.61
Multifamily	35,774	6.00	266	0.36	36,040	5.38
Agriculture	9,565	1.60	172	0.23	9,737	1.45
Total real estate loans	499,137	83.70	73,275	100.00	572,412	85.51
Commercial loans	90,142	15.12	—	—	90,142	13.47
Consumer installment loans	5,623	0.94	—	—	5,623	0.84
All other loans	1,435	0.24	—	—	1,435	0.18
Gross loans	596,337	100.00%	73,275	100.00%	669,612	100.00%
Less unearned income on loans	(164)		—		(164)
Non-covered loans, net of unearned income	$596,173		$73,275		$669,448

33

	2012
	Non-Covered Loans		Covered Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$135,420	23.53%	$74,046	87.47%	$209,466	31.73%
Commercial	246,521	42.83	1,986	2.35	248,507	37.64
Construction and land development	61,127	10.62	3,264	3.86	64,391	9.75
Second mortgages	7,230	1.26	4,864	5.75	12,094	1.83
Multifamily	28,683	4.98	304	0.36	28,987	4.39
Agriculture	10,359	1.79	172	0.20	10,531	1.59
Total real estate loans	489,340	85.01	84,636	99.99	573,976	86.93
Commercial loans	77,835	13.52	—	—	77,835	11.79
Consumer installment loans	6,929	1.20	1	0.01	6,930	1.05
All other loans	1,526	0.27	—	—	1,526	0.23
Gross loans	575,630	100.00%	84,637	100.00%	660,267	100.00%
Less unearned income on loans	(148)		—		(148)
Non-covered loans, net of unearned income	$575,482		$84,637		$660,119

	2011
	Non-Covered Loans		Covered Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$127,200	23.34%	$84,734	86.85%	$211,934	32.99%
Commercial	220,471	40.46	2,170	2.22	222,641	34.65
Construction and land development	75,691	13.89	4,260	4.38	79,951	12.44
Second mortgages	8,129	1.49	5,894	6.04	14,023	2.18
Multifamily	19,746	3.62	316	0.32	20,062	3.12
Agriculture	11,444	2.10	179	0.18	11,623	1.81
Total real estate loans	462,681	84.90	97,553	99.99	560,234	87.19
Commercial loans	72,149	13.24	—	—	72,149	11.23
Consumer installment loans	8,461	1.55	8	0.01	8,469	1.32
All other loans	1,659	0.31	—	—	1,659	0.26
Gross loans	544,950	100.00%	97,561	100.00%	642,511	100.00%
Less unearned income on loans	(232)		—		(232)
Non-covered loans, net of unearned income	$544,718		$97,561		$642,279

	2010
	Non-Covered Loans		Covered Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$137,522	26.15%	$99,312	85.96%	$236,834	36.92%
Commercial	205,034	38.99	2,800	2.42	207,834	32.40
Construction and land development	103,763	19.73	5,751	4.98	109,514	17.08
Second mortgages	9,680	1.84	7,542	6.53	17,222	2.69
Multifamily	9,831	1.87	38	0.03	9,869	1.54
Agriculture	3,820	0.73	—	—	3,820	0.60
Total real estate loans	469,650	89.31	115,433	99.92	585,083	91.23
Commercial loans	44,368	8.44	—	—	44,368	6.92
Consumer installment loans	9,811	1.87	94	0.08	9,905	1.54
All other loans	1,993	0.38	—	—	1,993	0.31
Gross loans	525,822	100.00%	115,537	100.00%	641,359	100.00%
Less unearned income on loans	(274)		—		(274)
Non-covered loans, net of unearned income	$525,548		$115,537		$641,085

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2014 (dollars in thousands):

	Commercial	Construction and land development
Within 1 year	$50,839	$36,260
Variable Rate
One to Five Years	$3,903	$1,268
After Five Years	8,640	3,561
Total	$12,543	$4,829
Fixed Rate
One to Five Years	$32,355	$17,469
After Five Years	3,897	957
Total	$36,252	$18,426
Total Maturities	$99,634	$59,515

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2014, nonperforming assets totaled $22.3 million and net charge-offs were $1.2 million. Nonperforming assets totaled $18.3 million and net charge-offs were $2.5 million for the year ended December 31, 2013.

Nonperforming non-covered loans were $16.6 million at December 31, 2014 compared to $12.1 million at December 31, 2013, a $4.5 million increase. Additions to nonaccrual loans during 2014 totaled $11.7 million, of which $8.7 million was one commercial loan relationship. The remaining increase related primarily to smaller residential and commercial property relationships, which are also secured by real estate. There were $2.4 million in charge-offs taken during 2014 of which $1.2 million were centered in commercial loans. There were $2.0 million in pay-downs during the period and $1.7 million in loans returned to accruing status. Foreclosures for the period totaled $1.1 million.

The following table sets forth selected asset quality data and ratios with respect to non-covered assets, excluding PCI loans, at December 31 of the years presented (dollars in thousands):

	2014	2013	2012	2011	2010
Nonaccrual loans	$16,571	$12,105	$21,048	$28,542	$36,532
Loans past due 90 days and accruing interest	—	—	509	2,005	389
Total nonperforming non-covered loans	16,571	12,105	21,557	30,547	36,921
OREO – non-covered	5,724	6,244	10,793	10,252	5,928
Total nonperforming non-covered assets	$22,295	$18,349	$32,350	$40,799	$42,849

Accruing troubled debt restructure loans	$6,195	$9,922	$9,990	$5,946	$4,007

Balances
Specific reserve on impaired loans	1,694	1,604	2,656	2,765	7,666
General reserve related to impaired loans evaluated as a pool (1)	—	—	—	—	1,882
General reserve related to unimpaired loans	7,573	8,840	10,264	12,070	15,995
Total allowance for loan losses	9,267	10,444	12,920	14,835	25,543
Average loans during the year, net of unearned income	621,213	585,343	556,113	510,940	562,581

Impaired loans	16,852	13,801	22,365	35,158	44,974
Non-impaired loans	643,168	582,372	553,117	509,560	480,574
Total loans, net of unearned income	660,020	596,173	575,482	544,718	525,548

Ratios
Allowance for loan losses to loans	1.40%	1.75%	2.25%	2.72%	4.86%
Allowance for loan losses to nonperforming assets	41.57	56.92	39.94	36.36	59.61
Allowance for loan losses to nonaccrual loans	55.92	86.28	61.38	51.98	69.92
General reserve to non-impaired loans	1.18	1.52	1.86	2.37	3.33
Nonaccrual loans to loans	2.51	2.03	3.66	5.24	6.95
Nonperforming assets to loans and OREO	3.35	3.05	5.52	7.35	8.06
Net charge-offs to average loans	0.19	0.42	0.60	2.39	3.40

(1) As of first quarter 2011, the Company included the reserve on impaired loans evaluated as a pool as part of the specific reserve. The amount of this reserve was $346,000 as of December 31, 2011.

At December 31, 2014, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed, and all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2014 was $4.9 million. These loans have either been charged down or sufficiently reserved against to equate to the current expected realizable value.

The total amount of the allowance for loan losses attributed to all eight relationships was $599,000 at December 31, 2014, or 12.18% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the “Critical Accounting Policies” section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company orders appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. The Company had 17 loans for each of the years ended December 31, 2014 and 2013, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were four loans for each of the years ended December 31, 2014 and 2013 that were restructured using multiple new loans. At December 31, 2014 and 2013, the aggregated outstanding principal of all TDRs was $7.0 million and $11.1 million, respectively, of which $757,000 and $1.2 million, respectively, were classified as nonaccrual.

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

The following table presents the composition of the Company’s nonaccrual loans as of December 31 of the years presented (dollars in thousands):

	2014	2013	2012	2011	2010
Mortgage loans on real estate:
Residential 1-4 family	$3,342	$4,229	$5,562	$5,320	$9,600
Commercial	607	1,382	5,818	9,187	7,181
Construction and land development	4,920	5,882	8,815	12,718	16,854
Second mortgages	61	225	141	189	218
Multifamily	—	—	—	—	—
Agriculture	—	205	250	53	—
Total real estate loans	8,930	11,923	20,586	27,467	33,853
Commercial loans	7,521	127	385	1,003	2,619
Consumer installment loans	120	55	77	72	60
All other loans	—	—	—	—	—
Total loans	$16,571	$12,105	$21,048	$28,542	$36,352

As of December 31, 2014 and 2013, total impaired non-covered loans equaled $16.9 million and $13.8 million, respectively.

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

Allowance for Credit Losses on Non-covered loans

The following table indicates the dollar amount of the allowance for loan losses on non-covered loans, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2014	2013	2012	2011	2010
Balance, beginning of year	$10,444	$12,920	$14,835	$25,543	$18,169
Loans charged-off:
Commercial	1,217	325	695	3,615	2,125
Real estate	1,179	2,999	4,582	8,891	17,307
Consumer and other loans	134	167	220	288	628
Total loans charged-off	2,530	3,491	5,497	12,794	20,060
Recoveries:
Commercial	1,065	82	242	207	178
Real estate	178	857	1,807	176	691
Consumer and other loans	110	76	83	205	82
Total recoveries	1,353	1,015	2,132	588	951
Net charge-offs (recoveries)	1,177	2,476	3,365	12,206	19,109
Provision for loan losses	-	-	1,450	1,498	26,483
Balance, end of year	$9,267	$10,444	$12,920	$14,835	$25,543
Allowance for loan losses to non-covered loans	1.40%	1.75%	2.25%	2.72%	4.86%
Net charge-offs (recoveries) to average non-covered loans	0.19%	0.42%	0.61%	2.39%	3.40%
Allowance to nonperforming non-covered loans	55.92%	86.28%	59.93%	48.56%	69.18%

During 2014, the Bank’s net charge-offs decreased $1.3 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2014: 12.9% for commercial loans, 85.1% for real estate loans, and 2.0% for consumer loans.

During 2013, the Bank’s net charge-offs decreased $889,000 from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2013: 9.8% for commercial loans, 86.5% for real estate loans, and 3.7% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to non-covered loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,242	15.2%	$1,546	15.1%	$1,961	13.5%	$1,810	13.2%	$2,691	8.4%
Construction and land development	1,930	8.6	2,252	9.3	3,773	10.6	5,729	13.9	10,039	19.7
Real estate mortgage	5,983	75.2	6,519	74.4	6,973	74.4	7,044	71.0	12,481	69.6
Consumer and other	112	1.0	127	1.2	213	1.5	252	1.9	332	2.3
Total allowance	$9,267	100%	$10,444	100%	$12,920	100%	$14,835	100%	$25,543	100%

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

Securities

The Company’s securities portfolio increased $16.9 million, or 5.6%, from $302.7 million at December 31, 2013 to $319.6 million at December 31, 2014. At December 31, 2014, the Company had $274.6 million in securities available for sale and $36.2 million of securities held to maturity. Equity securities totaled $8.8 million. Realized gains of $1.1 million occurred during 2014 through sales and call activity.

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

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2014 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total

U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	$20,169	$25,689	$28,019	$25,730	$99,607
Fair Value	20,173	25,403	27,720	25,410	98,706
Weighted Avg Yield	0.08%	(0.36%)	1.54%	2.22%	0.93%
State, county and municipal
Amortized Cost	3,059	28,246	114,323	20,454	166,082
Fair Value	3,086	29,648	116,824	20,699	170,257
Weighted Avg Yield	3.22%	3.72%	3.42%	3.43%	3.47%
Corporate bonds & other securities
Amortized Cost	750	2,922	8,250	-	11,922
Fair Value	756	2,930	8,197	-	11,883
Weighted Avg Yield	3.47%	2.11%	1.77%	-	1.96%
Mortgage Backed securities
Amortized Cost	570	19,629	10,754	-	30,953
Fair Value	589	19,976	10,696	-	31,261
Weighted Avg Yield	2.23%	2.24%	2.38%	-	2.29%
Total
Amortized Cost	24,548	76,486	161,346	46,184	308,564
Fair Value	24,604	77,957	163,437	46,109	312,107
Weighted Avg Yield	0.62%	1.91%	2.94%	2.76%	2.47%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2014
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

	December 31, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420
Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200
Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

	December 31, 2012
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$153,480	$362	$(565)	$153,277
U.S. Gov’t sponsored agencies	500	3	—	503
State, county and municipal	112,110	5,757	(271)	117,596
Corporate and other bonds	7,530	96	(8)	7,618
Mortgage backed – U.S. Gov’t agencies	15,192	378	(10)	15,560
Mortgage backed – U.S. Gov’t sponsored agencies	14,349	258	(83)	14,524
Total Securities Available for Sale	$303,161	$6,854	$(937)	$309,078

Securities Held to Maturity
State, county and municipal	$11,825	$1,142	$—	$12,967
Mortgage backed – U.S. Gov’t agencies	9,112	615	—	9,727
Mortgage backed – U.S. Gov’t sponsored agencies	21,346	1,188	—	22,534
Total Securities Held to Maturity	$42,283	$2,945	$—	$45,228

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2014		2013		2012
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
NOW	$109,272	0.22%	$128,965	0.21%	$124,456	0.28%
MMDA	95,115	0.37	109,580	0.43	113,962	0.45
Savings	77,138	0.33	81,368	0.34	74,129	0.35
Time deposits less than $100,000	248,107	0.93	287,908	1.00	314,559	1.34
Time deposits $100,000 and over	304,601	0.89	258,880	0.95	242,225	1.31
Total deposits	$834,233	0.70	$866,701	0.73	$869,331	0.98

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2014 (dollars in thousands):

Within 3 months	$50,737
3-6 months	52,076
6-12 months	58,311
over 12 months	137,671
Total	$298,795

Short-term Borrowings

The Company uses short-term borrowings in conjunction with deposits to fund lending and investing activities. Short-term funding includes overnight borrowings from correspondent banks. The following information is provided for borrowings balances, rates, and maturities as of December 31 of the years presented (dollars in thousands):

	As of December 31
	2014	2013
Short-term:
Federal Funds purchased	$14,500	$—
Securities sold under agreements to repurchase	—	6,000
Total short-term borrowings	$14,500	$6,000

Maximum month-end outstanding balance	$14,500	$9,722
Average outstanding balance during the year	$1,855	$1,451
Average interest rate during the year	0.57%	0.56%
Average interest rate at end of year	0.51%	0.45%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2014 and 2013 was as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Cash and due from banks	$8,329	$10,857
Interest bearing bank deposits	14,024	12,978
Available for sale securities, at fair value, unpledged	199,067	185,278
Total liquid assets	$221,420	$209,113

Deposits and other liabilities	1,048,084	982,873
Ratio of liquid assets to deposits and other liabilities	21.13%	21.28%

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

The following table shows the Company’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Company	$115,805	14.72%	$113,805	16.82%
Bank	117,395	14.92%	113,624	16.79%
Tier 1 Capital to risk weighted assets
Company	106,397	13.52%	105,672	15.62%
Bank	107,987	13.73%	105,489	15.59%
Tier 1 Capital to adjusted average total assets
Company	106,397	9.36%	105,672	9.52%
Bank	107,987	9.50%	105,489	9.50%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 20 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2014, 2013 and 2012 was 3.24%, 3.28% and 3.57%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

On December 19, 2008, the Company entered into a Purchase Agreement with the U.S. Treasury pursuant to which it issued 17,680 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, for a total price of $17.68 million. The issuance was made pursuant to the Treasury’s Capital Purchase Plan under TARP. The Preferred Stock paid a cumulative dividend at a rate of 5% per year during the first five years and thereafter at 9% per year. As part of its purchase of the Series A Preferred Stock, the Treasury received a warrant to purchase 780,000 shares of the Company’s common stock at an initial per share exercise price of $3.40.

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

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through an unsecured third-party term loan. The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant that had been associated with the Series A Preferred Stock. There are no other investments from the Company's participation in TARP that remain outstanding.

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2014 and 2013, is as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Commitments with off-balance sheet risk:
Commitments to extend credit	$87,017	$72,183
Standby letters of credit	7,358	9,978
Total commitments with off-balance sheet risks	$94,375	$82,161

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

On November 7, 2014, the Company entered into an interest rate swap with a total notional amount of $30 million.  The Company designated the swap as a cash flow hedge intended to protect against the variability in the expected future cash flows on the designated variable rate borrowings.  The swap hedges the interest rate risk, wherein the Company will receive an interest rate based on the three month LIBOR from the counterparty and pays an interest rate of 1.69% to the same counterparty calculated on the notional amount for a term of five years.  The Company intends to sequentially issue a series of three month fixed rate debt as part of a planned roll-over of short term debt for five years. The forecasted funding will be provided through one of the following wholesale funding sources: a new FHLB advance, a new repurchase agreement, or a pool of brokered CDs, based on whichever market offers the most advantageous pricing at the time that pricing is first initially determined for the effective date of the swap and each reset period thereafter. For the avoidance of doubt, each quarter when the Company rolls over the three month debt it will decide at that time which funding source to use for that quarterly period.

At December 31, 2014, the fair value of the Company’s cash flow hedge was an unrealized gain of $23,000, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2014 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	96,401	70,746	16,560	9,095	—
Long term debt	9,680	4,005	5,675	—	—
Operating leases	5,467	709	1,247	1,174	2,337
Total contractual obligations	$115,672	$75,460	$23,482	$10,269	$6,461

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. The Company did not pay dividends to common shareholders during the years ended December 31, 2014, 2013 and 2012. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2014	2013	2012
Return on average assets	0.67%	0.53%	0.50%
Return on average equity	7.09%	5.22%	4.85%
Dividend payout ratio	n/a	n/a	n/a
Leverage	9.50%	10.10%	10.39%

Non GAAP Measures

Beginning January 1, 2009, business combinations must be accounted for under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as the SFSB transaction were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2014, 2013 and 2012, core deposit intangible assets totaled $4.7 million, $6.6 million and $10.3 million, respectively. Goodwill was zero at December 31, 2014, 2013 and 2012.

In reporting the results of 2014, 2013 and 2012 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles.. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings per share were $0.40 for the year ended December 31, 2014 compared with $0.33 in 2013 and $0.33 in 2012. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2014 was 9.09% and 0.79%, respectively, compared with 8.38% and 0.66%, respectively, in 2013 and 8.31% and 0.65%, respectively, in 2012.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31
	2014	2013	2012
Net income	$7,516	$5,906	$5,582
Plus: core deposit intangible amortization, net of tax	1,259	1,453	1,492
Non-GAAP operating earnings	$8,775	$7,359	$7,074

Average assets	$1,115,490	$1,120,952	$1,107,972
Less: average core deposit intangibles	5,707	9,020	11,475
Average tangible assets	$1,109,783	$1,111,932	$1,096,497

Average equity	$105,965	$113,165	$115,011
Less: average core deposit intangibles	5,707	9,020	11,475
Less: average preferred equity	3,715	16,304	18,348
Average tangible common equity	$96,543	$87,841	$85,188

Weighted average shares outstanding, diluted	21,981	22,211	21,717
Non-GAAP earnings per share, diluted	$0.40	$0.33	$0.33
Average tangible common equity/average tangible assets	8.70%	7.90%	7.77%
Non-GAAP return on average tangible assets	0.79%	0.66%	0.65%
Non-GAAP return on average tangible common equity	9.09%	8.38%	8.31%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and results are analyzed at least quarterly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 400 basis point upward shift and a 400 basis point downward shift in interest rates. The downward shift of 300 or 400 basis points is included in the analysis, although less meaningful in our current rate environment, because all results are monitored regardless of likelihood. A parallel shift in rates over a 12-month period is assumed.

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2014, 2013 and 2012 (dollars in thousands):

	Change in net interest income
	2014		2013		2012
	%	$	%	$	%	$
Change in Yield curve
+400 bp	0.5%	183	(0.1)%	(4)	(1.3)%	(554)
+300 bp	(0.3)%	(131)	(1.1)%	(442)	(2.3)%	(984)
+200 bp	(0.2)%	(96)	(1.0)%	(404)	(1.9)%	(797)
+100 bp	(0.5)%	(207)	(0.9)%	(374)	(1.4)%	(608)
most likely	0%	—	0%	—	0%	—
-100 bp	1.6%	624	1.2%	478	(1.3)%	(534)
-200 bp	(0.3)%	(132)	(0.6)%	(249)	(2.4)%	(1,015)
-300 bp	(0.6)%	(222)	(1.4)%	(565)	(2.5)%	(1,059)
-400 bp	(0.6)%	(225)	(1.6)%	(640)	(2.6)%	(1,084)

At December 31, 2014, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 0.5%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 0.6%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Elliott Davis Decosimo, LLC

Richmond, Virginia

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited the internal control over financial reporting of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and December 31, 2013 and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ Elliott Davis Decosimo, LLC

Richmond, Virginia

March 13, 2015

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

(dollars in thousands)

	2014	2013
ASSETS
Cash and due from banks	$8,329	$10,857
Interest bearing bank deposits	14,024	12,978
Total cash and cash equivalents	22,353	23,835

Securities available for sale, at fair value	274,568	265,777
Securities held to maturity, at cost (fair value of $37,539 and $30,305, respectively)	36,197	28,563
Equity securities, restricted, at cost	8,816	8,358
Total securities	319,581	302,698

Loans held for sale	200	100

Loans not covered by FDIC shared-loss agreements	664,736	596,173
Loans covered by FDIC shared-loss agreements	62,744	73,275
Total loans	727,480	669,448
Allowance for loan losses (non-covered loans of $9,365 and $10,444, respectively; covered loans of $386 and $484, respectively)	(9,751)	(10,928)
Net loans	717,729	658,520

FDIC indemnification asset	18,609	25,409
Bank premises and equipment, net	29,702	27,872
Bank premises and equipment held for sale	465	—
Other real estate owned, covered by FDIC shared-loss agreements	2,019	2,692
Other real estate owned, non-covered	5,724	6,244
Bank owned life insurance	21,004	20,795
FDIC receivable under shared-loss agreements	669	368
Core deposit intangibles, net	4,713	6,621
Other assets	12,966	14,378
Total assets	$1,155,734	$1,089,532

LIABILITIES
Deposits:
Noninterest bearing	$84,564	$70,132
Interest bearing	834,381	822,209
Total deposits	918,945	892,341

Federal funds purchased and securities sold under agreements to repurchase	14,500	6,000
Federal Home Loan Bank advances	96,401	77,125
Long-term debt	9,680	—
Trust preferred capital notes	4,124	4,124
Other liabilities	4,434	3,283
Total liabilities	1,048,084	982,873

SHAREHOLDERS’ EQUITY
Preferred stock (5,000,000 shares authorized, $0.01 par value; 0 and 10,680 shares issued and outstanding, respectively)	—	10,680
Warrants on preferred stock	—	1,037
Common stock (200,000,000 shares authorized, $0.01 par value; 21,791,523 and 21,709,096 shares issued and outstanding, respectively)	218	217
Additional paid in capital	145,321	144,656
Retained deficit	(38,553)	(45,822)
Accumulated other comprehensive income (loss)	664	(4,109)
Total shareholders’ equity	107,650	106,659
Total liabilities and shareholders’ equity	$1,155,734	$1,089,532

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars and shares in thousands, except per share data)

	2014	2013	2012
Interest and dividend income
Interest and fees on non-covered loans	$30,191	$29,696	$30,658
Interest and fees on FDIC covered loans	10,672	11,936	14,105
Interest on deposits in other banks	61	58	54
Interest on federal funds sold	0	3	5
Interest and dividends on securities
Taxable	6,835	7,693	8,408
Nontaxable	966	659	489
Total interest and dividend income	48,725	50,045	53,719
Interest expense
Interest on deposits	5,858	6,370	8,508
Interest on other borrowed funds	1,075	708	1,184
Total interest expense	6,933	7,078	9,692
Net interest income	41,792	42,967	44,027
Provision for loan losses	—	—	1,200
Net interest income after provision for loan losses	41,792	42,967	42,827
Noninterest income
Service charges on deposit accounts	2,200	2,739	2,736
Gain on securities transactions, net	1,089	518	1,492
Gain (loss) on sale of other loans, net	201	(359)	—
Income on bank owned life insurance	769	747	620
Other	1,010	1,079	1,358
Total noninterest income	5,269	4,724	6,206
Noninterest expense
Salaries and employee benefits	16,136	15,981	16,511
Occupancy expenses	2,597	2,717	2,715
Equipment expenses	957	1,038	1,087
FDIC assessment	805	843	1,485
Data processing fees	1,732	2,078	1,824
FDIC indemnification asset amortization	5,795	6,449	6,936
Amortization of intangibles	1,908	2,202	2,261
Other real estate expense	540	2,034	2,493
Other operating expenses	6,347	5,946	5,991
Total noninterest expense	36,817	39,288	41,303
Income before income taxes	10,244	8,403	7,730
Income tax expense	2,728	2,497	2,148
Net income	$7,516	$5,906	$5,582
Dividends paid on preferred stock	247	885	884
Accretion of discount on preferred stock	—	234	220
Net income available to common shareholders	$7,269	$4,787	$4,478
Net income per share — basic	$0.33	$0.22	$0.21
Net income per share — diluted	$0.33	$0.22	$0.21
Weighted average number of shares outstanding
basic	21,755	21,700	21,647
diluted	21,981	21,922	21,717

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars in thousands)

	2014	2013	2012
Net income	$7,516	$5,906	$5,582

Other comprehensive income (loss):
Unrealized gains on investment securities:
Change in unrealized gain (loss) in investment securities	9,280	(11,386)	2,472
Tax related to unrealized (gain) loss in investment securities	(3,155)	3,871	(841)
Reclassification adjustment for gain in securities sold	(1,089)	(518)	(1,492)
Tax related to realized gain in securities sold	370	176	507
Defined benefit pension plan:
Change in prior service cost	4	(68)	—
Change in unrealized (loss) gain in plan assets	(997)	1,462	(57)
Tax related to defined benefit pension plan	337	(474)	20
Cash flow hedge:
Change in unrealized gain in cash flow hedge	35	—	—
Tax related to cash flow hedge	(12)	—	—
Total other comprehensive income (loss)	4,773	(6,937)	609
Total comprehensive income (loss)	$12,289	$(1,031)	$6,191

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(dollars and shares in thousands)

			Discount					Accumulated
			on			Additional		Other
	Preferred		Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2011	$17,680	$1,037	$(454)	21,628	$216	$144,243	$(53,761)	$2,219	$111,180
Amortization of preferred stock warrants	—	—	220	—	—	—	(220)	—	—
Issuance of common stock	—	—	—	42	1	98	—	—	99
Dividends paid on preferred stock	—	—	—	—	—	—	(2,210)	—	(2,210)
Issuance of stock options	—	—	—	—	—	57	—	—	57
Net income	—	—	—	—	—	—	5,582	—	5,582
Other comprehensive income	—	—	—	—	—	—	—	609	609
Balance December 31, 2012	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	234	—	—	—	(234)	—	—
Issuance of common stock	—	—	—	39	—	123	—	—	123
Dividends paid on preferred stock	—	—	—	—	—	—	(885)	—	(885)
Issuance of stock options	—	—	—	—	—	135	—	—	135
Redemption of preferred stock	(7,000)	—	—	—	—	—	—	—	(7,000)
Net income	—	—	—	—	—	—	5,906	—	5,906
Other comprehensive loss	—	—	—	—	—	—	—	(6,937)	(6,937)
Balance December 31, 2013	$10,680	$1,037	$—	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	—	83	1	227	—	—	228
Dividends paid on preferred stock	—	—	—	—	—	—	(247)	—	(247)
Issuance of stock options	—	—	—	—	—	181	—	—	181
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)	—	—	—	257	—	—	(780)
Net income	—	—	—	—	—	—	7,516	—	7,516
Other comprehensive income	—	—	—	—	—	—	—	4,773	4,773
Balance December 31, 2014	$—	$—	$—	21,792	$218	$145,321	$(38,553)	$664	$107,650

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(Dollars in thousands)

	2014	2013	2012
Operating activities:
Net income	$7,516	$5,906	$5,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	3,484	3,842	3,963
Non-cash contribution of other real estate owned	68	—	—
Issuance of common stock and stock options	409	258	156
Provision for loan losses	—	—	1,200
Amortization of purchased loan premium	1,087	1,265	1,242
Deferred tax (benefit) expense	(40)	2,497	2,126
Amortization of security premiums and accretion of discounts, net	3,461	3,488	3,196
Net gain on sale of securities	(1,089)	(518)	(1,492)
Net loss on sale and valuation of other real estate owned	407	1,714	1,833
Net (gain) loss on sale of loans	(201)	359	—
Gain on bank owned life insurance investment	(405)	—	—
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(100)	1,595	(686)
Decrease in other assets	3,887	9,437	9,037
Increase (decrease) in accrued expenses and other liabilities	1,155	388	(2,469)
Net cash provided by operating activities	19,639	30,231	23,688

Investing activities:
Proceeds from available for sale securities	109,983	156,123	174,541
Proceeds from held to maturity securities	16,415	13,471	21,669
Proceeds from equity securities	587	1,629	611
Purchase of available for sale securities	(121,228)	(127,451)	(251,111)
Purchase of held to maturity securities	(15,777)	—	—
Purchase of equity securities	(1,045)	(2,582)	(1,144)
Proceeds from sale of other real estate owned	4,667	7,491	9,630
Improvements of other real estate, net of insurance proceeds	(509)	(621)	(1,130)
Net increase in loans	(78,169)	(46,847)	(33,408)
Principal recoveries of loans previously charged off	1,353	1,015	2,439
Purchase of premises and equipment, net	(3,875)	(1,887)	(256)
Purchase of bank owned life insurance investment	—	(5,000)	—
Proceeds from bank owned life insurance investment	840	—	—
Proceeds from sale of loans	13,284	28,611	—
Proceeds from sale of premises and equipment	—	5,177	—
Net cash (used in) provided by investing activities	(73,474)	29,129	(78,159)

Financing activities:
Net increase in noninterest bearing and interest bearing deposits	26,604	111,193	40,827
Net increase in federal funds purchased and securities sold under agreements to repurchase	8,500	588	5,412
Net increase in Federal Home Loan Bank borrowings	19,276	27,297	12,828
Cash dividends paid	(247)	(885)	(2,210)
Proceeds from long-term debt	10,680	—	—
Payments on long-term debt	(1,000)	—	—
Payment from sale of deposits	—	(190,855)	—
Redemption of preferred stock and related warrants	(11,460)	(7,000)	—
Net cash provided by (used in) financing activities	52,353	(59,662)	56,857

Net (decrease) increase in cash and cash equivalents	(1,482)	(302)	2,386

Cash and cash equivalents:
Beginning of the period	23,835	24,137	21,751
End of the period	$22,353	$23,835	$24,137

	2014	2013	2012
Supplemental disclosures of cash flow information:
Interest paid	$6,760	$7,252	$10,253
Income taxes paid	3,134	—	120
Transfers of loans to other real estate owned	3,436	3,351	8,480
Transfer of building premises and equipment to held for sale	465	5,174	—
Transfer of deposits to held for sale	—	193,170	—
Transfer of loans held for investment to loans held for sale	—	30,228	—

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

The Company is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 21 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2014 and 2013. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and interest-bearing bank balances.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period, the aggregate amount of daily average required reserves was $10.7 million and $9.4 million for the years ended December 31, 2014 and 2013, respectively.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all of the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The shared-loss agreement with the Federal Deposit Insurance Corporation (FDIC) related to loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans will continue to be accounted for in accordance with FASB ASC 310-30 as purchased credit impaired loans and were classified as non-covered loans effective April 1, 2014 (the “PCI loans”).

The covered loans and PCI loans are subject to credit review standards described above for non-covered loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for covered loans will be charged to earnings for the full amount without regard to the shared-loss agreements.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $5.7 million and $6.2 million in other real estate, non-covered at December 31, 2014 and 2013, respectively, and $2.0 million and $2.7 million in other real estate, covered at December 31, 2014 and 2013, respectively.

Other Intangibles

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $475,000, $384,000 and $336,000 for 2014, 2013 and 2012, respectively.

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

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. Years 2011 through 2014 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The Company declared and paid $247,000, $885,000 and $2.2 million in dividends on preferred stock in 2014, 2013 and 2012, respectively.

Stock-Based Compensation

In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 13 for details regarding these plans.

Derivatives - Cash Flow Hedge

The Company uses interest rate derivatives to manage certain amounts of its exposure to interest rate movements. To accomplish this objective, the Company is a party to interest rate swaps whereby the Company pays fixed amounts to a counterparty in exchange for receiving variable payments over the life of an underlying agreement without the exchange of underlying notional amounts.

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless the event or transaction is both unusual in nature and infrequent in occurrence. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.

The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, that gives acquired entities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. In a related move, the Securities and Exchange Commission rescinded its guidance, which previously required or precluded pushdown accounting depending on the specific circumstances. Pushdown accounting is the practice of adjusting an acquired company’s separate financial statements to reflect the new basis of accounting established by the buyer for the acquired company. This commonly takes the form of “stepping up” net assets to fair value, which generally includes the recognition of goodwill and other intangibles assets. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If the acquired company does not elect to apply pushdown accounting in the period of acquisition, it could do so in a later period through a retrospective adjustment, as long as the change is deemed to be “preferable” accounting. However, once pushdown is applied, it cannot subsequently be reversed.

The new guidance was effective upon issuance for current and future reporting periods and any open reporting periods for which financial statements have not yet been issued. The Company has had no recent acquisition activity; therefore, adoption of this guidance had no material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Although current guidance indicates that a creditor should reclassify a collateralized mortgage loan as other real estate owned when it determines that there has been in substance a repossession or foreclosure by the creditor, that is, the creditor receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place, the terms in substance repossession or foreclosure and physical possession are not defined in the accounting literature. This has resulted in diversity about when a creditor should derecognize the loan receivable and recognize the real estate property. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs. The amendments state that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company currently records foreclosures in accordance with this guidance; therefore, no changes are necessary for adoption.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at December 31, 2014 and 2013 were as follows (dollars in thousands):

	December 31, 2014
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

	December 31, 2013
	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’tsponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420
Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200
Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

The amortized cost and fair value of securities at December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,207	$1,229	$23,341	$23,375
Due after one year through five years	13,283	14,092	63,204	63,865
Due after five years through ten years	13,061	13,370	148,284	150,067
Due after ten years	8,646	8,848	37,539	37,261
Total securities	$36,197	$37,539	$272,368	$274,568

Proceeds from sales of securities available for sale were $79.6 million, $77.8 million and $149.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	December 31
	2014	2013	2012
Gross realized gains	$1,584	$645	$2,236
Gross realized losses	(495)	(127)	(744)
Net securities gains	$1,089	$518	$1,492

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2014, 2013 and 2012.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2014 and 2013 were as follows (dollars in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$47,475	$(438)	$35,630	$(576)	$83,105	$(1,014)
State, county and municipal	3,673	(8)	32,348	(846)	36,021	(854)
Corporate and other bonds	5,756	(21)	3,113	(34)	8,869	(55)
Mortgage backed – U.S. Gov’t agencies	—	—	1,899	(98)	1,899	(98)
Mortgage backed – U.S. Gov’t sponsored agencies	2,551	(16)	712	(11)	3,263	(27)
Total	$59,455	$(483)	$73,702	$(1,565)	$133,157	$(2,048)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$35,873	$(531)	$37,638	$(436)	$73,511	$(967)
U.S. Gov’t sponsored agencies	486	(1)	—	—	486	(1)
State, county and municipal	92,010	(5,343)	6,445	(742)	98,455	(6,085)
Corporate and other bonds	3,332	(42)	991	(5)	4,323	(47)
Mortgage backed – U.S. Gov’t agencies	2,767	(198)	—	—	2,767	(198)
Mortgage backed – U.S. Gov’t sponsored agencies	14,572	(258)	1,557	(22)	16,129	(280)
Total	$149,040	$(6,373)	$46,631	$(1,205)	$195,671	$(7,578)

The unrealized losses (impairments) in the investment portfolio at December 31, 2014 and 2013 are generally a result of market fluctuations that occur daily. The unrealized losses are from 130 securities at December 31, 2014. Of those, 120 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Ten investment grade corporate obligations comprise the remaining securities with unrealized losses at December 31, 2014. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $111.3 million and $109.1 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of December 31, 2014 and 2013, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans Not Covered by FDIC Shared-loss Agreements (Non-covered Loans) and Related Allowance for Loan Losses

The Company’s non-covered loans at December 31, 2014 and 2013 were comprised of the following (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$168,358	25.32%	$144,382	24.21%
Commercial	283,430	42.63	247,284	41.47
Construction and land development	59,515	8.95	55,278	9.27
Second mortgages	6,016	0.90	6,854	1.15
Multifamily	33,830	5.09	35,774	6.00
Agriculture	7,167	1.08	9,565	1.60
Total real estate loans	558,316	83.97	499,137	83.70
Commercial loans	99,634	14.99	90,142	15.12
Consumer installment loans	5,470	0.82	5,623	0.94
All other loans	1,444	0.22	1,435	0.24
Gross loans	664,864	100.00%	596,337	100.00%
Less unearned income on loans	(128)		(164)
Non-covered loans, net of unearned income	$664,736		$596,173

The Company held $18.3 million and $38.5 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2014 and 2013, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $922,000 and $2.5 million at December 31, 2014 and 2013, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At December 31, 2014 and 2013, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

The Purchase and Assumption Agreement into which the Company and the Federal Deposit Insurance Corporation (FDIC) entered in January 2009 that provided for the Company’s assumption of all of the deposits and certain other liabilities and acquisition of substantially all assets of Suburban Federal Savings Bank (SFSB) included two shared-loss agreements with respect to certain covered loans and foreclosed real estate assets.  See Notes 4 and 5 for more information on the Purchase and Assumption Agreement and the shared-loss agreements.  The shared-loss agreement for loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans, which had an outstanding principal balance of $10.0 million and a carrying value of $5.5 million at March 31, 2014, are being accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are commonly referred to as purchased credit impaired loans, and were classified as non-covered loans effective April 1, 2014 (the “PCI loans”).

The PCI loans are not classified as nonperforming assets as of December 31, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table reflects the outstanding principal balance and carrying amounts of the PCI loans as of December 31, 2014 (dollars in thousands):

	December 31, 2014
	Unpaid balance	Carrying Value
Mortgage loans on real estate:
Residential 1-4 family	$2,189	$1,096
Commercial	3,179	1,148
Construction and land development	3,658	2,456
Second mortgages	31	16
Multifamily	—	—
Agriculture	—	—
Total real estate loans	9,057	4,716
Total PCI loans	$9,057	$4,716

The allowance for loan losses related to PCI loans was $98,000 as of March 31, 2014 and was transferred from the allowance for loan losses on covered loans effective April 1, 2014. This allowance was related to commercial real estate loans. There was no other activity in the allowance for loan losses related to PCI loans for the year ended December 31, 2014.

The change in the accretable yield balance for the PCI loans for the year ended December 31, 2014 (dollars in thousands):

Balance transferred from covered loans, April 1, 2014	$4,773
Accretion	(554)
Reclassification from nonaccretable yield	852
Balance, December 31, 2014	$5,071

The following table summarizes information related to impaired loans as of December 31, 2014 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,754	$2,895	$463
Commercial	308	470	53
Construction and land development	4,903	7,643	627
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	8,026	11,071	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	118	120	20
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	15,665	19,912	1,694
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	588	626	—
Commercial	418	550	—
Construction and land development	179	212	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	1,185	1,388	—
Commercial loans	—	—	—
Consumer installment loans	2	3	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	1,187	1,391	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,342	3,521	463
Commercial	726	1,020	53
Construction and land development	5,082	7,855	627
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	9,211	12,459	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	120	123	20
All other loans	—	—	—
Total impaired loans	$16,852	$21,303	$1,694

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2013 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$3,485	$3,739	$881
Commercial	920	1,091	150
Construction and land development	4,148	5,298	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	8,778	10,354	1,579
Commercial loans	127	794	16
Consumer installment loans	49	51	9
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	8,954	11,199	1,604
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,189	1,228	—
Commercial	1,714	1,969	—
Construction and land development	1,734	4,335	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	204	222	—
Total real estate loans	4,841	7,754	—
Commercial loans	—	—	—
Consumer installment loans	6	6	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	4,847	7,760	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,674	4,967	881
Commercial	2,634	3,060	150
Construction and land development	5,882	9,633	508
Second mortgages	225	226	40
Multifamily	—	—	—
Agriculture	204	222	—
Total real estate loans	13,619	18,108	1,579
Commercial loans	127	794	16
Consumer installment loans	55	57	9
All other loans	—	—	—
Total impaired loans	$13,801	$18,959	$1,604

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31
	2014	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$4,008	$5,607	$6,770
Commercial	1,680	4,225	10,505
Construction and land development	5,482	7,436	10,602
Second mortgages	143	198	184
Multifamily	—	—	—
Agriculture	102	227	93
Total real estate loans	11,415	17,693	28,154
Commercial loans	3,824	318	773
Consumer installment loans	89	72	137
All other loans	—	—	—
Total impaired loans	$15,328	$18,083	$29,064

The majority of impaired loans were also nonaccruing for which no interest income was recognized during each of the years ended December 31, 2014, 2013 and 2012. No significant amounts of interest income were recognized on accruing impaired loans for each of the years ended December 31, 2014, 2013 and 2012.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $612,000 was recognized during the year ended December 31, 2014. There were no significant amounts recognized during either of the years ended December 31, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, estimated interest income of $890,000, $980,000 and $1.3 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents non-covered nonaccrual loans, excluding PCI loans, by loan category as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,342	$4,229
Commercial	607	1,382
Construction and land development	4,920	5,882
Second mortgages	61	225
Multifamily	—	—
Agriculture	—	205
Total real estate loans	8,930	11,923
Commercial loans	7,521	127
Consumer installment loans	120	55
All other loans	—	—
Total loans	$16,571	$12,105

Troubled debt restructures and some special mention loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2014 and 2013, is set forth in the table below (dollars in thousands):

	December 31, 2014	December 31, 2013
Nonaccruals	$16,571	$12,105
Trouble debt restructure and still accruing	118	1,696
Special mention and still accruing	163	—
Total impaired	$16,852	$13,801

The following tables present an age analysis of past due status of non-covered loans, excluding PCI loans, by category as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$298	$3,342	$3,640	$163,622	$167,262	$—
Commercial	200	607	807	281,475	282,282	—
Construction and land development	128	4,920	5,048	52,011	57,059	—
Second mortgages	26	61	87	5,913	6,000	—
Multifamily	—	—	—	33,830	33,830	—
Agriculture	—	—	—	7,167	7,167	—
Total real estate loans	652	8,930	9,582	544,018	553,600	—
Commercial loans	66	7,521	7,587	92,047	99,634	—
Consumer installment loans	10	120	130	5,340	5,470	—
All other loans	—	—	—	1,444	1,444	—
Total loans	$728	$16,571	$17,299	$642,849	$660,148	$—

	December 31, 2013
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,455	$4,229	$5,684	$138,698	$144,382	$—
Commercial	—	1,382	1,382	245,902	247,284	—
Construction and land development	242	5,882	6,124	49,154	55,278	—
Second mortgages	—	225	225	6,629	6,854	—
Multifamily	—	—	—	35,774	35,774	—
Agriculture	—	205	205	9,360	9,565	—
Total real estate loans	1,697	11,923	13,620	485,517	499,137	—
Commercial loans	115	127	242	89,900	90,142	—
Consumer installment loans	58	55	113	5,510	5,623	—
All other loans	—	—	—	1,435	1,435	—
Total loans	$1,870	$12,105	$13,975	$582,362	$596,337	$—

Activity in the allowance for loan losses on non-covered loans, excluding PCI loans, by segment for the years ended December 31, 2014, 2013 and 2012 is presented in the following tables (dollars in thousands):

	December 31, 2013	Provision Allocation	Charge-offs	Recoveries	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(98)	$(733)	$78	$3,100
Commercial	2,333	636	(446)	95	2,618
Construction and land development	2,252	(323)	—	1	1,930
Second mortgages	101	(42)	—	4	63
Multifamily	151	(15)	—	—	136
Agriculture	81	(15)	—	—	66
Total real estate loans	8,771	143	(1,179)	178	7,913
Commercial loans	1,546	(152)	(1,217)	1,065	1,242
Consumer installment loans	101	8	(134)	110	85
All other loans	26	1	—	—	27
Total loans	$10,444	$—	$(2,530)	$1,353	$9,267

	December 31, 2012	Provision Allocation	Charge-offs	Recoveries	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$244	$(432)	$56	$3,853
Commercial	2,482	1,411	(1,580)	20	2,333
Construction and land development	3,773	(1,338)	(877)	694	2,252
Second mortgages	142	16	(105)	48	101
Multifamily	303	(152)	—	—	151
Agriculture	61	(14)	(5)	39	81
Total real estate loans	10,746	167	(2,999)	857	8,771
Commercial loans	1,961	(172)	(325)	82	1,546
Consumer installment loans	195	(3)	(167)	76	101
All other loans	18	8	—	—	26
Total loans	$12,920	$—	$(3,491)	$1,015	$10,444

	December 31, 2011	Provision Allocation	Charge-offs	Recoveries	December 31, 2012
Mortgage loans on real estate:
Residential 1-4 family	$3,451	$2,283	$(1,786)	$37	$3,985
Commercial	3,048	15	(654)	73	2,482
Construction and land development	5,729	(1,539)	(2,058)	1,641	3,773
Second mortgages	296	(165)	(45)	56	142
Multifamily	224	79	—	—	303
Agriculture	25	75	(39)	—	61
Total real estate loans	12,773	748	(4,582)	1,807	10,746
Commercial loans	1,810	604	(695)	242	1,961
Consumer installment loans	241	91	(220)	83	195
All other loans	11	7	—	—	18
Total loans	$14,835	$1,450	$(5,497)	$2,132	$12,920

Included in charge-offs for the year ended December 31, 2013 was a $500,000 writedown arising from the transfer of a loan from non-covered loans to loans held for sale.

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Allowance for Loan Losses
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$598	$2,502	$—	$3,100
Commercial	54	2,564	98	2,716
Construction and land development	628	1,302	—	1,930
Second mortgages	11	52	—	63
Multifamily	—	136	—	136
Agriculture	—	66	—	66
Total real estate loans	1,291	6,622	98	8,011
Commercial loans	529	713	—	1,242
Consumer installment loans	20	65	—	85
All other loans	—	27	—	27
Total loans	$1,840	$7,427	$98	$9,365

	December 31, 2014
	Recorded Investment in Loans
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$7,307	$159,955	$1,096	$168,358
Commercial	5,122	277,160	1,148	283,430
Construction and land development	5,096	51,963	2,456	59,515
Second mortgages	61	5,939	16	6,016
Multifamily	—	33,830	—	33,830
Agriculture	—	7,167	—	7,167
Total real estate loans	17,586	536,014	4,716	558,316
Commercial loans	7,757	91,877	—	99,634
Consumer installment loans	124	5,346	—	5,470
All other loans	—	1,444	—	1,444
Total loans	$25,467	$634,681	$4,716	$664,864

	December 31, 2013
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$923	$2,930	$3,853	$6,708	$137,674	$144,382
Commercial	200	2,133	2,333	8,016	239,268	247,284
Construction and land development	651	1,601	2,252	8,619	46,659	55,278
Second mortgages	42	59	101	254	6,600	6,854
Multifamily	—	151	151	—	35,774	35,774
Agriculture	—	81	81	205	9,360	9,565
Total real estate loans	1,816	6,955	8,771	23,802	475,335	499,137
Commercial loans	18	1,528	1,546	192	89,950	90,142
Consumer installment loans	9	92	101	57	5,566	5,623
All other loans	—	26	26	—	1,435	1,435
Total loans	$1,843	$8,601	$10,444	$24,051	$572,286	$596,337

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $8.6 million and $10.3 million at December 31, 2014 and 2013, respectively. The allowance for loans losses allocated to these loans was $146,000 and $239,000 at December 31, 2014 and 2013, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $18.3 million and $38.5 million at December 31, 2014 and 2013, respectively.

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

The following tables present the composition of non-covered loans, excluding PCI loans, by credit quality indicator at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$153,790	$7,540	$5,932	$—	$167,262
Commercial	268,546	10,363	3,373	—	282,282
Construction and land development	51,505	620	4,934	—	57,059
Second mortgages	4,639	1,300	61	—	6,000
Multifamily	33,830	—	—	—	33,830
Agriculture	7,167	—	—	—	7,167
Total real estate loans	519,477	19,823	14,300	—	553,600
Commercial loans	89,886	1,991	7,757	—	99,634
Consumer installment loans	5,325	21	124	—	5,470
All other loans	1,444	—	—	—	1,444
Total loans	$616,132	$21,835	$22,181	$—	$660,148

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,482	$8,193	$6,707	$—	$144,382
Commercial	229,168	11,348	6,768	—	247,284
Construction and land development	44,482	2,178	8,618	—	55,278
Second mortgages	6,172	428	254	—	6,854
Multifamily	35,774	—	—	—	35,774
Agriculture	9,361	—	204	—	9,565
Total real estate loans	454,439	22,147	22,551	—	499,137
Commercial loans	87,208	2,742	192	—	90,142
Consumer installment loans	5,344	222	57	—	5,623
All other loans	1,435	—	—	—	1,435
Total loans	$548,426	$25,111	$22,800	$—	$596,337

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance.

During the year ended December 31, 2014, the Company modified one commercial real estate loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $69,000. During the year ended December 31, 2013, the Company modified one residential 1-4 family loan and one commercial real estate loan that were considered to be TDRs. The Company extended the terms and lowered the interest rates for these loans, which had a pre- and post-modification balance of $863,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the year ended December 31, 2014. There was one TDR that had been restructured during the previous 12 months that resulted in default during the year ended December 31, 2013. This residential 1-4 family loan had a recorded investment of $173,000.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2014 the Company had 1-4 family mortgages in the amount of $139.6 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $107.5 million.

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

As of December 31, 2014 and 2013, the outstanding contractual balance of the covered loans was $94.9 million and $117.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$59,075	94.15%	$64,610	88.18%
Commercial	—	—	1,389	1.90
Construction and land development	—	—	2,940	4.01
Second mortgages	3,393	5.41	3,898	5.32
Multifamily	276	0.44	266	0.36
Agriculture	—	—	172	0.23
Total real estate loans	62,744	100.00	73,275	100.00
Total covered loans	$62,744	100.00%	$73,275	100.00%

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the non-covered allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on covered loans of $386,000 at December 31, 2014 related to residential 1-4 family loans. There was no other activity in the allowance for loan losses on covered loans for the year ended December 31, 2014. There was no activity in the allowance for loan losses on covered loans for the year ended December 31, 2013.

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$386	$59,075	$252	$64,610
Commercial	—	—	232	1,389
Construction and land development	—	—	—	2,940
Second mortgages	—	3,393	—	3,898
Multifamily	—	276	—	266
Agriculture	—	—	—	172
Total real estate loans	386	62,744	484	73,275
Total covered loans	$386	$62,744	$484	$73,275

The change in the accretable yield balance for the years ended December 31, 2014, 2013 and 2012 is as follows (dollars in thousands):

Balance, January 1, 2012	$56,310
Accretion	(14,105)
ReclassipAfication from nonaccretable yield	11,939
Balance, December, 2012	54,144
Accretion	(11,936)
Reclassification from nonaccretable yield	9,307
Balance, December 31, 2013	51,515
Accretion	(10,650)
Reclassification from nonaccretable yield	9,919
Transfer of PCI loans to non-covered loans	(4,773)
Balance, December 31, 2014	$46,011

The covered loans were not classified as nonperforming assets as of December 31, 2014, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

Note 5.  FDIC Agreements and FDIC Indemnification Asset

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC will reimburse the Bank for 80% of losses arising from covered loans and foreclosed real estate assets, on the first $118 million in losses on such covered loans and foreclosed real estate assets, and for 95% of losses on covered loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on a covered loan or foreclosed real estate is defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the covered loan or foreclosed real estate. The reimbursements for losses on single family, residential 1-4 family mortgage assets are to be made quarterly through March 2019 for losses incurred through January 2019, and the reimbursements for losses on other covered assets were made quarterly through March 2014. The shared-loss agreements provide for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date are not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

The Company is accounting for the shared-loss agreements with the FDIC as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset is required to be measured in the same manner as the asset or liability to which it relates. The FDIC indemnification asset is measured separately from the covered loans and other real estate owned assets (OREO) because it is not contractually embedded in the covered loan and OREO and is not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

As discussed above, the shared-loss agreement for assets other than single family, residential 1-4 family mortgage assets expired March 2014. The FDIC indemnification asset related to those assets was zero at March 31, 2014.

The following table presents the balances of the FDIC indemnification asset at December 31, 2014 and 2013 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2012	$28,713	$22,971	$19,670	$42,641
Increases:
Writedown of OREO property to FMV	622	497		497
Decreases:
Net amortization of premium			(6,936)	(6,936)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,321)	(1,057)		(1,057)
OREO sales	(1,140)	(912)		(912)
Reimbursements requested from FDIC	(495)	(396)		(396)
Reforecasted Change in Anticipated Expected Losses	(3,174)	(2,539)	2,539	—
December 31, 2012	23,205	18,564	15,273	33,837
Increases:
Writedown of OREO property to FMV	344	275		275
Decreases:
Net amortization of premium			(6,449)	(6,449)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,268)	(1,014)		(1,014)
OREO sales	(1,180)	(944)		(944)
Reimbursements requested from FDIC	(370)	(296)		(296)
Reforecasted Change in Anticipated Expected Losses	(7,217)	(5,774)	5,774	—
December 31, 2013	13,514	10,811	14,598	25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(5,795)	(5,795)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(87)	(69)		(69)
OREO sales	(1,085)	(868)		(868)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted Change in Anticipated Expected Losses	(6,707)	(5,365)	5,365	—
December 31, 2014	$5,551	$4,441	$14,168	$18,609

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2014	2013
Land	$8,171	$7,681
Land improvements and buildings	21,468	21,087
Leasehold improvements	257	58
Furniture and equipment	7,199	5,574
Construction in progress	1,792	1,385
Total	38,887	35,785
Less accumulated depreciation and amortization	(9,185)	(7,913)
Bank premises and equipment, net	$29,702	$27,872

Note 7. Other Intangibles

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years. The core deposit intangible related to the Georgia transaction was written off in conjunction with the sale of the branches in that market (See Note 29). The Company estimates that it will recognize amortization expense of $1.9 million for each of the next two years and the final $898,000 in the year ended December 31, 2017.

Other intangible assets are presented in the following table (dollars in thousands):

	December 31, 2014	December 31, 2013

Core deposit intangibles	$20,290	$20,290
Accumulated amortization	(14,104)	(12,196)
Reduction due to sale of deposits	(1,473)	(1,473)
Balance	$4,713	$6,621

Note 8.  Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013

NOW	$123,682	$102,111
MMDA	101,784	94,170
Savings	78,478	75,159
Time deposits less than or equal to $250,000	416,628	380,813
Time deposits over $250,000	113,809	169,956
Total interest bearing deposits	$834,381	$822,209

The scheduled maturities of time deposits at December 31, 2014 are as follows (dollars in thousands):

2015	$286,119
2016	176,084
2017	31,136
2018	20,027
2019	17,071
2020	—
Total	$530,437

Note 9. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include funding of a short-term and long-term nature. Short-term funding includes overnight borrowings from correspondent banks and securities sold under agreements to repurchase. The following information is provided for short-term borrowings balances, rates, and maturities (dollars in thousands):

	December 31
	2014	2013
Short-term:
Federal Funds purchased	$14,500	$—
Securities sold under agreements to repurchase	—	6,000
Total short-term borrowings	$14,500	$6,000

Maximum month-end outstanding balance	$14,500	$9,722
Average outstanding balance during the year	$1,855	$1,451
Average interest rate during the year	0.57%	0.56%
Average interest rate at end of year	0.51%	0.45%

Long-term borrowings are obtained through the FHLB of Atlanta. As of December 31, 2014, the Company had residential 1-4 family mortgages in the amount of $139.6 million pledged as collateral to the FHLB for a total borrowing capacity of $107.5 million.

On April 23, 2014, the Company repurchased the then outstanding 10,680 shares of Series A Preferred Stock (see Note 27). The Company funded the repurchase through an unsecured third-party term loan. The term loan, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. The interest rate resets quarterly based on three-month LIBOR plus 3.50% per annum. As of December 31, 2014, the interest rate was 3.73%. The Company made an unscheduled principal payment of $1.0 million during the third quarter leaving a balance of $9.680 million as of December 31, 2014. The terms of the loan require the Company to be in compliance with certain covenants, such as maintenance of minimum regulatory capital ratios, minimum return on assets and minimum cash on hand, and subsidiary dividend restrictions. The Company was in compliance with all covenants at December 31, 2014.

The following information is provided for long-term borrowings balances, rates, and maturities (dollars in thousands):

	December 31
	2014	2013	Interest Rates	Maturities
Long-term:
Federal Home Loan Bank advances	$96,401	$77,125	0.22-3.78%	2015 - 2019
Long-term debt	9,680	—	3.73%	2017
Total long-term borrowings	$106,081	$77,125

Maturities of fixed rate long-term debt at December 31, 2014 are as follows (dollars in thousands):

2015	$74,751
2016	14,773
2017	7,462
2018	815
2019	8,280
Thereafter	—
Total	$106,081

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $45 million at December 31, 2014.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(3,954)	$(155)	$-	$(4,109)
Other comprehensive income before reclassifications	6,125	(659)	23	5,489
Amounts reclassified from AOCI	(719)	3	-	(716)
Net current period other comprehensive income (loss)	5,406	(656)	23	4,773
Ending balance	$1,452	$(811)	$23	$664

	December 31, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$3,903	$(1,075)	$-	$2,828
Other comprehensive income before reclassifications	(7,515)	965	-	(6,550)
Amounts reclassified from AOCI	(342)	(45)	-	(387)
Net current period other comprehensive income (loss)	(7,857)	920	-	(6,937)
Ending balance	$(3,954)	$(155)	$-	$(4,109)

	December 31, 2012
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$3,257	$(1,038)	$-	$2,219
Other comprehensive income before reclassifications	1,631	(37)	-	1,594
Amounts reclassified from AOCI	(985)	-	-	(985)
Net current period other comprehensive income (loss)	646	(37)	-	609
Ending balance	$3,903	$(1,075)	$-	$2,828

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Details about AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Income
	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Securities available for sale
Unrealized gains on securities available for sale	$(1,089)	$(518)	$(1,492)	Gain on securities transactions, net
Related tax expense	370	176	507	Income tax expense
	$(719)	$(342)	$(985)	Net of tax

Defined benefit plan
Amortization of prior service cost	$4	$(68)	$-	(1)
Related tax (benefit) expense	(1)	23	-	Income tax expense
	$3	$(45)	$-	Net of tax
Total reclassifications for the period	$(716)	$(387)	$(985)

(1)	This other comprehensive income (loss) component is included in the computation of net periodic pension cost (see Note 12 for details).

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (dollars in thousands):

	2014	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,315	$3,715	$4,557
Deferred compensation	661	633	514
Nonaccrual loan interest	—	931	847
Unrealized loss on available for sale securities	—	2,037	—
FAS 158 adjustment pension	418	81	554
Stock based compensation	—	205	165
Net operating loss carryforward	—	—	2,667
Alternative minimum tax credit	—	—	391
Depreciation	180	118	137
OREO	667	618	1,007
Other	391	146	395
	$5,632	$8,484	$11,234
Deferred tax liabilities:
Accrued pension	411	355	359
Purchase accounting adjustment	942	2,257	4,089
Unrealized gain on available for sale securities	747	—	2,011
Other	123	56	37
	$2,223	$2,668	$6,496
Net deferred tax asset	$3,409	$5,816	$4,738

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2014 in accordance with FASB ASC 740. Based on a three year income projection of taxable income and tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. Years 2011 through 2014 are subject to audit by taxing authorities. The Company had a net operating loss carryforward of $7.8 million as of December 31, 2012. The Company utilized all of the available net operating loss carryforward as of December 31, 2013.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2014	2013	2012
Current tax provision	$2,768	$—	$22
Deferred tax expense (benefit)	(40)	2,497	2,126

Income tax expense (benefit)	$2,728	$2,497	$2,148

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(3.1)	(2.6)	(2.0)
Bank owned life insurance income	(3.8)	(3.0)	(2.7)
Other, net	(0.5)	1.3	(1.5)
Effective tax rate	26.6%	29.7%	27.8%

Note 12. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all the Defined Benefit Plan participants effective December 31, 2010. The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2014 and 2013 (dollars in thousands):

	December 31
	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,662	$5,791
Interest cost	223	224
Actuarial (gain)/loss	845	(749)
Benefits paid	(583)	(649)
Change in obligation due to plan amendment	—	68
Settlement gain/(loss)	7	(23)
Benefit obligation, ending	$5,154	$4,662

Change in Plan Assets
Fair value of plan assets, beginning of year	$5,485	$5,255
Actual return on plan assets	233	879
Benefits paid	(583)	(649)
Fair value of plan assets, ending	5,135	5,485
Funded Status	$(19)	$823

Amounts Recognized in the Balance Sheet
Other assets	$—	$823
Other liabilities	(19)	—
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,165	$168
Prior service cost	63	68
Deferred tax	(417)	(81)
Total amount recognized	$811	$155

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2014 and 2013 was $5.2 million and $4.7 million, respectively.

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31
Components of net periodic benefit cost:	2014	2013	2012
Interest cost	$223	$224	$250
Expected return on plan assets	(396)	(405)	(408)
Amortization of prior service cost	5	-	-
Recognized net loss due to settlement	18	147	105
Recognized net actuarial loss	-	69	66
Net periodic (benefit) cost	$(150)	$35	$13

Total recognized in net periodic benefit cost and accumulated other comprehensive (loss) income	$842	$(1,359)	$71

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December 31
	2014	2013	2012
Discount rate used for net periodic pension cost	5.00%	4.00%	4.50%
Discount rate used for disclosure	4.00%	5.00%	4.00%
Expected return on plan assets	7.50%	8.00%	8.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2014 are as follows (dollars in thousands):

Net loss	$997
Prior service cost	-
Amortization of prior service cost	(5)
Total amount recognized	$992

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows (dollars in thousands):

Prior service cost	$4
Net loss due to settlement	44

Total amount recognized	$48

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2014 and 2013 by asset category were as follows:

	December 31
	2014	2013
Asset Category
Mutual funds — fixed income	40.00%	40.00%
Mutual funds — equity	60.00	60.00
Cash and equivalents	0.00	0.00
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2014 and 2013 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2014	December 31, 2013

Cash	$6	$6
Mutual funds:
Fixed income funds	2,031	2,179
International funds	772	828
Large cap funds	801	844
Mid cap funds	546	570
Small cap funds	181	201
Stock fund	798	857
	$5,135	$5,485

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2015	$—
Expected Benefit Payments
2015	863
2016	242
2017	84
2018	205
2019	601
2020-2024	836

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

The amounts charged to expense under these plans for the years ended December 31, 2014, 2013 and 2012 were $475,000, $472,000 and $473,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $165,000, $124,000 and $99,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The expense associated with these agreements is offset by increased cash surrender value of life insurance policies on the individuals.

Note 13. Stock Option Plans

2009 Stock Option Plan

In 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives and other rights that promote and recognize the financial success and growth of the Company. The Company believes that ownership of company stock will stimulate the efforts of such employees and directors by further aligning their interests with the interest of the Company’s shareholders. The Plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company for up to 2,650,000 shares of common stock. No more than 1,500,000 shares may be issued in connection with the exercise of incentive stock options. Annual grants of stock options are limited to 500,000 shares for each participant.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2014, 2013 and 2012:

	December 31
	2014	2013	2012
Expected volatility	50.0%	50.0%	50.0%
Expected dividend	1.0%	2.0%	2.0% – 3.0%
Expected term (years)	6.25	6.25	6.25
Risk free rate	2.00%	1.38%	0.77% - 1.31%

The expected volatility is an estimate of the volatility of the Company’s share price based on historical performance. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury Zero Coupon implied yield at the time of the grant correlating to the expected term. The expected term is based on the simplified method as provided by the Securities and Exchange Commission Staff Accounting Bulletin No 110 (SAB 110). In accordance with SAB 110, the Company has chosen to use the simplified method, as this is the first plan issued by the Company as Community Bankers Trust Corporation; therefore, minimal historical exercise data exists. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts over the life of the options at the time of the grant.

The Company plans to issue new shares of common stock when options are exercised.

In January 2013, the Company granted 25,000 restricted shares of common stock to an executive officer in accordance with the minimum rules for long-term equity grants for companies participating in the Department of the Treasury’s TARP Capital Purchase Program.  These rules require that for each 25% of total financial assistance repaid, 25% of the total restricted stock may become transferrable.    Following the Company’s repayment of such financial assistance, 25% of this award vested and became transferable on January 17, 2014, and the remaining 75% of this award will vest (and will become transferable) in January 2015, January 2016 and January 2017 in accordance with the terms of the award. See Note 27 for further information related to the Company’s participation in the TARP Capital Purchase Program.

The Company issues equity grants to non-employee directors as payment for annual retainer fees. The fair market value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2014, 2013 and 2012 is shown in the following table:

	For the Year Ended
	2014		2013		2012
Month	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value
March	7,375	$4.00	8,751	$3.37	—	$—
June	9,954	4.16	9,096	3.24	15,925	2.04
September	8,901	4.38	8,073	3.65	13,477	2.41
December	8,697	4.48	7,965	3.70	13,260	2.45

The Company granted 270,000 options in 2012, 230,000 options in 2013 and 175,000 options in 2014 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2014, is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	605,250	$2.12
Granted	175,000	3.80
Forfeited	(46,250)	2.45
Expired	—	—
Exercised	(26,250)	1.48
Outstanding at end of year	707,750	2.54	$1,332,483
Options outstanding and exercisable at end of year	306,000	2.09	$707,033

Weighted average remaining contractual life for outstanding and exercisable shares at year end	78 months

The weighted average fair value per option of options granted during the year was $1.73, $1.16 and $0.46 for the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2014. This amount changes with changes in the market value of the Company’s stock. The Company received $39,000 in cash related to option exercises with a total intrinsic value of $74,000 during the year ended December 31, 2014. A tax benefit of $38,000 was recognized in additional paid-in-capital in connection with the option exercises and issuances of restricted stock during 2014.

The Company recorded total stock-based compensation expense of $330,000, $253,000 and $156,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Of the $330,000 in expense that was recorded in 2014, $181,000 related to employee grants and is classified as personnel expense; $149,000 related to the non-employee director grants and is classified as other operating expenses. Of the $253,000 in expense that was recorded in 2013, $135,000 related to employee grants and is classified as personnel expense ; $118,000 related to the non-employee director grants and is classified as other operating expenses. Of the $156,000 in expense that was recorded in 2012, $57,000 related to employee grants and is classified as personnel expense; $99,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2014:

	Options		Restricted Stock
		Weighted Average Grant-Date		Weighted Average Grant-Date
	Number of Shares	Fair Value	Number of Shares	Fair Value

Non-vested at beginning of the year	409,937	$0.82	28,750	$2.85
Granted	175,000	1.73	—	—
Vested	(136,937)	0.73	(10,000)	2.83
Forfeited	(46,250)	1.01	—	—
Non-vested at end of year	401,750	1.22	18,750	2.86

The unrecognized compensation expense related to non-vested options and restricted stock was $360,000 at December 31, 2014 to be recognized over a weighted average period of 30 months. The total fair market value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $101,000, $42,000 and $51,000, respectively.

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

All remaining outstanding TFC options expired during the year ended December 31, 2013, and all remaining outstanding BOE options expired during the year ended December 31, 2014.

A summary of the options outstanding for the year ended December 31, 2014 is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of the year	40,134	$4.94
Granted	—	—
Forfeited	(4,181)	5.01
Expired	(35,953)	4.93
Outstanding at end of year	—	—

The aggregate intrinsic value of the options outstanding and exercisable was zero for each of the years ended December 31, 2014, 2013 and 2012.

Note 14. Earnings Per Common Share

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

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the year ended December 31, 2014
Basic EPS	$7,269	21,755	$0.33
Effect of dilutive stock awards	—	226	—
Diluted EPS	$7,269	21,981	$0.33

For the year ended December 31, 2013
Shares issued		21,689
Unissued vested restricted stock		11
Basic EPS	$4,787	21,700	$0.22
Effect of dilutive stock awards	—	222	—
Diluted EPS	$4,787	21,922	$0.22

For the year ended December 31, 2012
Shares issued		21,640
Unissued vested restricted stock		7
Basic EPS	$4,478	21,647	$0.21
Effect of dilutive stock awards	—	70	—
Diluted EPS	$4,478	21,717	$0.21

Excluded from the computation of diluted earnings per common share were approximately 40,000 and 1.3 million options or warrants during 2013 and 2012, respectively, because their inclusion would be antidilutive. There were no such exclusions during 2014.

Note 15. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. All such loans are made on substantially the same terms as those prevailing at the time for comparable loans to unrelated persons.

The table below presents the activity for both direct and indirect loans at December 31, 2014 and 2013 (dollars in thousands).

	December 31
	2014	2013
Balance, beginning of year	$2,301	$3,115
Principal additions	1,384	1,765
Repayments and reclassifications	(1,604)	(2,579)
Balance, end of year	$2,081	$2,301

Indirect loans at December 31, 2014 and 2013 were $2.1 million and $1.8 million, respectively.

Note 16. Cash Flow Hedge

On November 7, 2014, the Company entered into an interest rate swap with a total notional amount of $30 million.  The Company designated the swap as a cash flow hedge intended to protect against the variability in the expected future cash flows on the designated variable rate borrowings.  The swap hedges the interest rate risk, wherein the Company will receive an interest rate based on the three month LIBOR from the counterparty and pays an interest rate of 1.69% to the same counterparty calculated on the notional amount for a term of five years.  The Company intends to sequentially issue a series of three month fixed rate debt as part of a planned roll-over of short term debt for five years. The forecasted funding will be provided through one of the following wholesale funding sources: a new FHLB advance, a new repurchase agreement, or a pool of brokered CDs, based on whichever market offers the most advantageous pricing at the time that pricing is first initially determined for the effective date of the swap and each reset period thereafter. Each quarter when the Company rolls over the three month debt, it will decide at that time which funding source to use for that quarterly period.

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of December 31, 2014, the Company had $150,000 of cash pledged as collateral.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge is deemed to be effective. At December 31, 2014, the fair value of the Company’s cash flow hedge was an unrealized gain of $23,000 and was recorded in other assets. The gain was recorded as a component of other comprehensive income.

Note 17. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities. As of December 31, 2014, 2013 and 2012, the aggregate amount of unrestricted funds that could be transferred from the banking subsidiary to the parent corporation, without prior regulatory approval, totaled $1.1 million, $3.5 million and $787,000, respectively. From January 1, 2012 until December 5, 2012, the Bank was not permitted to make dividend payments to the holding company without prior regulatory approval, as required by the formal written agreement that the Company had with its regulators.

Note 18. Concentration of Credit Risk

At December 31, 2014 and 2013, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 85.36% and 83.75% of the loan portfolio for 2014 and 2013, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $5.1 million and $7.1 million at December 31, 2014 and 2013, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2014 and 2013, is as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Commitments with off-balance sheet risk:
Commitments to extend credit	$87,017	$72,183
Standby letters of credit	7,358	9,978
Total commitments with off-balance sheet risk	$94,375	$82,161

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, based on regulatory guidelines, the Company believes that it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

					Required in Order to be
	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital to risk weighted assets
Company	$115,805	14.72%	$62,950	8.00%	NA	NA
Bank	117,395	14.92%	62,930	8.00%	$78,662	10.00%
Tier 1 Capital to risk weighted assets
Company	106,397	13.52%	31,475	4.00%	NA	NA
Bank	107,987	13.73%	31,465	4.00%	47,197	6.00%
Tier 1 Capital to adjusted average total assets
Company	106,397	9.36%	45,487	4.00%	NA	NA
Bank	107,987	9.50%	45,478	4.00%	56,847	5.00%
As of December 31, 2013:
Total Capital to risk weighted assets
Company	$113,805	16.82%	$54,124	8.00%	NA	NA
Bank	113,624	16.79%	54,132	8.00%	$67,666	10.00%
Tier 1 Capital to risk weighted assets
Company	105,672	15.62%	27,062	4.00%	NA	NA
Bank	105,489	15.59%	27,066	4.00%	40,599	6.00%
Tier 1 Capital to adjusted average total assets
Company	105,672	9.52%	44,396	4.00%	NA	NA
Bank	105,489	9.50%	44,402	4.00%	55,503	5.00%

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2014.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,707	$94,464	$4,243	$-
State, county and municipal	137,477	5,596	131,881	-
Corporate and other bonds	11,883	-	11,883	-
Mortgage backed – U.S. Gov’t agencies	2,258	-	2,258	-
Mortgage backed – U.S. Gov’t sponsored agencies	24,243	-	24,243	-
Total investment securities available for sale	274,568	100,060	174,508	-
Loans held for sale	200	-	200	-
Cash flow hedge	23	-	23	-
Total assets at fair value	$274,791	$100,060	$174,731	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,987	$94,935	$4,052	$-
U.S. Gov’t sponsored agencies	486	-	486	-
State, county and municipal	134,096	2,482	131,614	-
Corporate and other bonds	6,349	-	6,349	-
Mortgage backed – U.S. Gov’t agencies	3,439	-	3,439	-
Mortgage backed – U.S. Gov’t sponsored agencies	22,420	2,531	19,889	-
Total investment securities available for sale	265,777	99,948	165,829	-
Loans held for sale	100	-	100	-
Total assets at fair value	$265,877	$99,948	$165,929	$-
Total liabilities at fair value	$-	$-	$-	$-

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

Cash flow hedge

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the years ended December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,286	$—	$—	$14,286
Other real estate owned (OREO), non-covered	5,724	—	—	5,724
Other real estate owned (OREO), covered	2,019	—	—	2,019
Total assets at fair value	$22,029	$—	$—	$22,029
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$10,334	$—	$1,791	$8,543
Other real estate owned (OREO), non-covered	6,244	—	—	6,244
Other real estate owned (OREO), covered	2,692	—	—	2,692
Total assets at fair value	$19,270	$—	$1,791	$17,479
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2014 and December 31, 2013, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,197	$37,539	$—	$37,539	$—
Loans, non-covered	655,371	661,806	—	642,645	19,161
Loans, covered	62,358	69,483	—	—	69,483
FDIC indemnification asset	18,609	4,242	—	—	4,242

Financial liabilities:
Interest bearing deposits	834,381	836,658	—	836,658	—
Long-term borrowings	110,205	110,218	—	110,218	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$28,563	$30,305	$—	$30,305	$—
Loans, non-covered	585,729	591,081	—	582,538	8,543
Loans, covered	72,791	88,693	—	—	88,693
FDIC indemnification asset	25,409	10,557	—	—	10,557

Financial liabilities:
Interest bearing deposits	822,209	824,895	—	824,895	—
Long-term borrowings	81,249	81,014	—	81,014	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of December 31, 2014. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 22. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2014, 2013 and 2012 was 3.24%, 3.28% and 3.57%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2014, all trust preferred notes were included in tier 1 capital.

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

Note 23. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2014 (dollars in thousands):

2015	$709
2016	650
2017	597
2018	583
2019	591
Thereafter	2,337
Total of future payments	$5,467

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $783,000, $621,000 and $659,000, respectively.

Note 24. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately.

	December 31
(dollars in thousands)	2014	2013	2012
Bank franchise tax	$544	$513	$466
Telephone and internet line	739	699	777
Stationery, printing and supplies	449	453	504
Exam fees	567	529	569
Marketing expense	475	384	336
Credit expense	635	707	948
Other expenses	2,938	2,661	2,391
Total other operating expenses	$6,347	$5,946	$5,991

Note 25. Parent Corporation Only Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY BALANCE SHEETS

AS OF DECEMBER 31, 2014 and 2013

(dollars in thousands)

	2014	2013
Assets
Cash	$7,910	$323
Other assets	252	1,711
Investments in subsidiaries	113,364	108,789
Total assets	$121,526	$110,823

Liabilities
Other liabilities	$72	$40
Balances due to non-bank subsidiary	4,124	4,124
Long term debt	9,680	—
Total liabilities	13,876	4,164

Shareholders’ Equity
Preferred stock (5,000,000 shares authorized, $0.01 par value; 0 and 10,680 issued and outstanding, respectively)	—	10,680
Warrants on preferred stock	—	1,037
Common stock (200,000,000 shares authorized $0.01 par value; 21,791,523 and 21,709,096 shares issued and outstanding, respectively)	218	217
Additional paid in capital	145,321	144,656
Retained earnings	(38,553)	(45,822)
Accumulated other comprehensive income (loss)	664	(4,109)

Total shareholders’ equity	107,650	106,659

Total liabilities and shareholders’ equity	$121,526	$110,823

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Income:
Dividends received from subsidiaries	$8,250	$7,820	$3,048
Other operating income	4	4	11
Total income	8,254	7,824	3,059

Expenses:
Interest expense	423	137	180
Management fee paid to subsidiaries	164	144	138
Stock option expense	7	5	(54)
State taxes	15	236	180
Professional and legal expenses	121	112	129
Other operating expenses	84	74	(160)

Total expenses	814	708	413
Equity in (loss) / income of subsidiaries	(198)	(1,449)	2,778
Net income before income taxes	7,242	5,667	5,424
Income tax benefit	274	239	158
Net income	$7,516	$5,906	$5,582

COMMUNITY BANKERS TRUST CORPORATION

PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Operating activities:
Net income	$7,516	$5,906	$5,582
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock and stock options	409	258	156
Undistributed equity in loss (income) of subsidiary	198	1,449	(2,778)
Decrease (increase) in other assets	1,459	(241)	(194)
Increase (decrease) in other liabilities	32	(2)	(239)

Net cash and cash equivalents provided by operating activities	9,614	7,370	2,527

Financing activities:
Proceeds from long-term debt	10,680	—	—
Payment on long-term debt	(1,000)	—	—
Redemption of preferred stock and related warrants	(11,460)	(7,000)	—
Cash dividends paid	(247)	(885)	(2,210)

Net cash and cash equivalents used in financing activities	(2,027)	(7,885)	(2,210)

(Decrease) increase in cash and cash equivalents	7,587	(515)	317
Cash and cash equivalents at beginning of the period	323	838	521
Cash and cash equivalents at end of the period	$7,910	$323	$838

Note 26. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Note 27. Preferred Stock

On December 19, 2008, under the Department of the Treasury’s TARP Capital Purchase Program, the Company issued to the U.S. Treasury 17,680 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Series A Preferred Stock), and a 10-year warrant to purchase up to 780,000 shares of common stock at an exercise price of $3.40 per share. Cumulative dividends on the Series A Preferred Stock were payable at 5% per annum through the February 2014 payment, and at a rate of 9% per annum thereafter. The warrant was exercisable at any time until December 19, 2018, and the number of shares of common stock underlying the warrant and the exercise price was subject to adjustment for certain dilutive events.

The Company received proceeds of $17.68 million for the Series A Preferred Stock and the Warrant. The Company allocated the proceeds based on a relative fair value basis between the Series A Preferred Stock and the Warrant, recording $16.64 million and $1.04 million, respectively. Fair value of the preferred stock was estimated based on a discounted cash flow model using an estimated life of 50 years and a discount rate of 12%. Fair value of the stock warrant was estimated using a Black-Scholes model assuming stock price volatility of 27.5%, a dividend yield of 0.5%, a risk-free rate of 1.35% and an expected life of five years. The $16.64 million of Series A Preferred Stock is net of a discount of $1.04 million. The discount was accreted to the $17.68 million redemption price over a five year period. The accretion of the discount and dividends on the preferred stock reduce retained earnings.

Each share of Series A Preferred Stock issued and outstanding had no par value, had a liquidation preference of $1,000 and is redeemable at the Company’s option, subject to approval of the Federal Reserve, at a redemption price equal to $1,000 plus accrued and unpaid dividends. The Series A Preferred Stock had a preference over the Company’s common stock upon liquidation. Dividends on the preferred stock, if declared, were payable quarterly in arrears. The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock was subject to certain restrictions in the event that the Company failed to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

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

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through an unsecured third-party term loan (See Note 9). The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant that had been associated with the Series A Preferred Stock. There are no other investments from the Company's participation in TARP that remain outstanding.

Note 28. Quarterly Data (unaudited)

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$11,879	$12,455	$12,665	$11,726	$12,166	$12,491	$13,171	$12,217
Interest expense	1,570	1,697	1,783	1,883	1,894	1,791	1,749	1,644

Net interest income	10,309	10,758	10,882	9,843	10,272	10,700	11,422	10,573
Provision for loan losses	—	—	—	—	—	—	—	—

Net interest income after provision for loan losses	10,309	10,758	10,882	9,843	10,272	10,700	11,422	10,573
Noninterest income	1,301	970	1,166	1,832	1,326	1,338	593	1,467
Noninterest expenses	9,177	9,359	9,538	8,743	9,711	9,758	9,433	10,386

Income (loss) before income taxes	2,433	2,369	2,510	2,932	1,887	2,280	2,582	1,654
Income tax expense (benefit)	709	649	697	673	563	673	800	461

Net income (loss)	$1,724	$1,720	$1,813	$2,259	$1,324	$1,607	$1,782	$1,193
Dividends paid on preferred stock	65	182	—	—	221	221	208	235
Accretion of discount on preferred stock	—	—	—	—	58	59	73	44

Net income (loss) available to common shareholders	$1,659	$1,538	$1,813	$2,259	$1,045	$1,327	$1,501	$914

Earnings (loss) per common share, basic	$0.08	$0.07	$0.08	$0.10	$0.05	$0.06	$0.07	$0.04
Earnings (loss) per common share, diluted	$0.08	$0.07	$0.08	$0.10	$0.05	$0.06	$0.07	$0.04

	2012
	First	Second	Third	Fourth
Interest and dividend income	$13,809	$14,119	$12,872	$12,919
Interest expense	2,712	2,587	2,339	2,054

Net interest income	11,097	11,532	10,533	10,865
Provision for loan losses	250	500	—	450

Net interest income after provision for loan losses	10,847	11,032	10,533	10,415
Noninterest income	975	1,462	2,470	1,299
Noninterest expenses	10,442	10,811	10,357	9,693

Income (loss) before income taxes	1,380	1,683	2,646	2,021
Income tax expense (benefit)	390	473	837	448

Net income (loss)	$990	$1,210	$1,809	$1,573
Dividends paid on preferred stock	221	221	221	221
Accretion of discount on preferred stock	55	55	55	55

Net income (loss) available to common shareholders	$714	$934	$1,533	$1,297

Earnings (loss) per common share, basic	$0.03	$0.04	$0.07	$0.06
Earnings (loss) per common share, diluted	$0.03	$0.04	$0.07	$0.06

Note 29. Branch Sale

On November 8, 2013, the Company sold the four branches located in Georgia and related deposits to Community & Southern Bank, headquartered in Atlanta, Georgia (the “Branch Sale”).  The Branch Sale resulted in the transfer of $193.2 million of deposits and $20,000 of consumer loans associated with such deposits to Community & Southern Bank in exchange for the payment of a deposit premium of $2.6 million.   Certain fixed assets with a fair value of $5.2 million (cost, net of accumulated depreciation of $1.2 million) were also sold.  In addition, $1.5 million of remaining unamortized intangible assets related to customers and deposits were associated with the Branch Sale.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Elliott Davis Decosimo, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 48 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 5, 2007, by and between Community Bankers Acquisition Corp. and TransCommunity Financial Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2007 (File No. 001-32590)

2.2	Agreement and Plan of Merger, dated as of December 13, 2007, by and between Community Bankers Acquisition Corp. and BOE Financial Services of Virginia, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on December 14, 2007 (File No. 001-32590)

2.3	Purchase and Assumption Agreement, dated as of November 21, 2008, by and among the Federal Deposit Insurance Corporation, as Receiver for The Community Bank, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 28, 2008 (File No. 001-32590)

2.4	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

2.5	Purchase and Assumption Agreement, dated August 19, 2013, between Community & Southern Bank and Essex Bank, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2013 (File No. 001-32590)

2.6	Agreement and Plan of Reincorporation and Merger, dated as of May 13, 2013, by and between Community Bankers Trust Corporation, a Delaware corporation, and Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.1	Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3	Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.1	TARP Merger Side Letter Agreement, dated January 1, 2014, between Community Bankers Trust Corporation, a Virginia corporation, Community Bankers Trust Corporation, a Delaware corporation, and the United States Department of the Treasury), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.2	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between Community Bankers Trust Corporation, a Delaware corporation, and the United States Department of the Treasury, incorporated by reference to the Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.3	ARRA Side Letter Agreement, dated January 1, 2014, between Community Bankers Trust Corporation, a Virginia corporation, and the United States Department of the Treasury), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.4	Form of Waiver, executed by Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III, and W. Thomas Townsend), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.5	Written Agreement, effective April 21, 2010, by and among Community Bankers Trust Corporation, Essex Bank, Federal Reserve Bank of Richmond and State Corporation Commission Bureau of Financial Institutions, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2011 (File No. 001-32590)

10.6	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.7	Form of Letter Agreement, executed by Bruce E. Thomas with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.8	Term Loan Agreement, dated as of April 22, 2014, among Community Bankers Trust Corporation as Borrower, the Lenders from Time to Time Party Hereto and SunTrust Bank as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2014 (File No. 001-32590)

10.9	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.10	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

14.1	Code of Business Conduct and Ethics, dated April 25, 2013*

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

99.1	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Executive Officer)*

99.2	IFR Section 30.15 – Certification for Years Following First Fiscal Year (Principal Financial Officer)*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above

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

Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 13, 2015
Rex L. Smith, III	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 13, 2015
Bruce E. Thomas	Chief Financial Officer
(principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 13, 2015
Laureen D. Trice	and Controller
(principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 13, 2015
John C. Watkins

/s/ Gerald F. Barber	Director	March 13, 2015
Gerald F. Barber

/s/ Richard F. Bozard	Director	March 13, 2015
Richard F. Bozard

/s/ Glenn J. Dozier	Director	March 13, 2015
Glenn J. Dozier

/s/ P. Emerson Hughes, Jr.	Director	March 13, 2015
P. Emerson Hughes, Jr.

Signature	Title	Date

/s/ Troy A. Peery, Jr.	Director	March 13, 2015
Troy A. Peery, Jr.

/s/ Eugene S. Putnam, Jr.	Director	March 13, 2015
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 13, 2015
S. Waite Rawls III

/s/ Robin Traywick Williams	Director	March 13, 2015
Robin Traywick Williams

