Form 10-Q
period 2015-03-31
Community Bankers Trust Corp
filed 2015-05-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At March 31, 2015, there were 21,819,405 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(dollars in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$11,222	$8,329
Interest bearing bank deposits	10,451	14,024
Total cash and cash equivalents	21,673	22,353

Securities available for sale, at fair value	240,033	274,568
Securities held to maturity, at cost (fair value of $39,059 and $37,539, respectively)	37,840	36,197
Equity securities, restricted, at cost	8,588	8,816
Total securities	286,461	319,581

Loans held for sale	2,999	200

Loans not covered by FDIC shared-loss agreements	682,007	664,736
Loans covered by FDIC shared-loss agreements	61,577	62,744
Total loans	743,584	727,480
Allowance for loan losses (non-covered loans of $9,109 and $9,365, respectively; covered loans of $386 and $386, respectively)	(9,495)	(9,751)
Net loans	734,089	717,729

FDIC indemnification asset	17,383	18,609
Bank premises and equipment, net	29,980	29,702
Bank premises and equipment held for sale	465	465
Other real estate owned, covered by FDIC shared-loss agreements	1,500	2,019
Other real estate owned, non-covered	5,345	5,724
Bank owned life insurance	21,158	21,004
FDIC receivable under shared-loss agreements	558	669
Core deposit intangibles, net	4,236	4,713
Other assets	11,840	12,966
Total assets	$1,137,687	$1,155,734

LIABILITIES
Deposits:
Noninterest bearing	$90,570	$84,564
Interest bearing	824,445	834,381
Total deposits	915,015	918,945

Federal funds purchased and securities sold under agreements to repurchase	—	14,500
Federal Home Loan Bank advances	96,217	96,401
Long-term debt	8,078	9,680
Trust preferred capital notes	4,124	4,124
Other liabilities	4,407	4,434
Total liabilities	1,027,841	1,048,084

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,819,405 and 21,791,523 shares issued and outstanding, respectively)	218	218
Additional paid in capital	145,479	145,321
Retained deficit	(37,241)	(38,553)
Accumulated other comprehensive income	1,390	664
Total shareholders’ equity	109,846	107,650
Total liabilities and shareholders’ equity	$1,137,687	$1,155,734

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2015	March 31, 2014
Interest and dividend income
Interest and fees on non-covered loans	$7,906	$7,051
Interest and fees on FDIC covered loans	1,914	2,961
Interest on federal funds sold	1	—
Interest on deposits in other banks	17	13
Interest and dividends on securities
Taxable	1,368	1,698
Nontaxable	444	156
Total interest and dividend income	11,650	11,879
Interest expense
Interest on deposits	1,448	1,408
Interest on other borrowed funds	417	162
Total interest expense	1,865	1,570
Net interest income	9,785	10,309
Provision for loan losses	—	—
Net interest income after provision for loan losses	9,785	10,309
Noninterest income
Service charges on deposit accounts	528	489
Gain on securities transactions, net	297	355
Gain on sale of other loans, net	46	48
Income on bank owned life insurance	186	192
Other	340	217
Total noninterest income	1,397	1,301
Noninterest expense
Salaries and employee benefits	4,495	3,923
Occupancy expenses	688	648
Equipment expenses	240	219
FDIC assessment	237	207
Data processing fees	442	494
FDIC indemnification asset amortization	1,239	1,498
Amortization of intangibles	477	477
Other real estate expense	85	283
Other operating expenses	1,616	1,428
Total noninterest expense	9,519	9,177
Income before income taxes	1,663	2,433
Income tax expense	351	709
Net income	$1,312	$1,724
Dividends paid on preferred stock	—	65
Net income available to common shareholders	$1,312	$1,659
Net income per share — basic	$0.06	$0.08
Net income per share — diluted	$0.06	$0.08
Weighted average number of shares outstanding
basic	21,799	21,729
diluted	21,963	22,055

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(dollars in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Net income	$1,312	$1,724

Other comprehensive income:
Unrealized gains on investment securities:
Change in unrealized gain in investment securities	1,775	3,746
Tax related to unrealized gain in investment securities	(604)	(1,274)
Reclassification adjustment for gain in securities sold	(297)	(355)
Tax related to realized gain in securities sold	101	121
Cash flow hedge:
Change in unrealized loss in cash flow hedge	(378)	-
Tax related to cash flow hedge	129	-
Total other comprehensive income	726	2,238
Total comprehensive income	$2,038	$3,962

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(dollars and shares in thousands)

							Accumulated
					Additional		Other
	Preferred		Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2014	$10,680	$1,037	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Amortization of preferred stock warrants	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	11	—	41	—	—	41
Dividends paid on preferred stock	—	—	—	—	—	(65)	—	(65)
Issuance of stock options	—	—	—	—	50	—	—	50
Net income	—	—	—	—	—	1,724	—	1,724
Other comprehensive income	—	—	—	—	—	—	2,238	2,238
Balance March 31, 2014	$10,680	$1,037	21,720	$217	$144,747	$(44,163)	$(1,871)	$110,647
Balance January 1, 2015	$—	$—	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	—	—	27	—	42	—	—	42
Issuance of stock options	—	—	—	—	116	—	—	116
Net income	—	—	—	—	—	1,312	—	1,312
Other comprehensive income	—	—	—	—	—	—	726	726
Balance March 31, 2015	$—	$—	21,819	$218	$145,479	$(37,241)	$1,390	$109,846

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(dollars in thousands)

	March 31, 2015	March 31, 2014
Operating activities:
Net income	$1,312	$1,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	871	859
Issuance of common stock and stock options	158	91
Amortization of purchased loan premium	81	384
Amortization of security premiums and accretion of discounts, net	744	963
Net gain on sale of securities	(297)	(355)
Net loss on sale and valuation of other real estate owned	84	263
Net gain on sale of loans	(46)	(48)
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(2,799)	100
Decrease in other assets	1,807	1,264
(Decrease) increase in accrued expenses and other liabilities	(275)	1,534
Net cash provided by operating activities	1,640	6,779

Investing activities:
Proceeds from available for sale securities	64,183	26,415
Proceeds from held to maturity securities	613	1,899
Proceeds from equity securities	228	586
Purchase of available for sale securities	(28,599)	(29,158)
Purchase of held to maturity securities	(2,277)	—
Proceeds from sale of other real estate owned	868	596
Improvements of other real estate owned, net of insurance proceeds	(21)	(19)
Net (increase) decrease in loans	(18,785)	98
Principal recoveries of loans previously charged off	106	118
Purchase of premises and equipment, net	(672)	(1,653)
Proceeds from sale of loans	2,252	2,841
Net cash provided by investing activities	17,896	1,723

Financing activities:
Net (decrease) increase in noninterest bearing and interest bearing deposits	(3,930)	12,828
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(14,500)	(6,000)
Net decrease in Federal Home Loan Bank borrowings	(184)	(179)
Cash dividends paid	—	(65)
Payments on long-term debt	(1,602)	—
Net cash (used in) provided by financing activities	(20,216)	6,584

Net (decrease) increase in cash and cash equivalents	(680)	15,086

Cash and cash equivalents:
Beginning of the period	22,353	23,835
End of the period	$21,673	$38,921

	March 31, 2015	March 31, 2014
Supplemental disclosures of cash flow information:
Interest paid	$1,940	$1,495
Income taxes paid	500	115
Transfers of loans to other real estate owned	33	550

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

On March 31, 2014, the Company relocated its corporate headquarters to its current location.  The Company opened its branch office in Annapolis, Maryland on March 25, 2014 and its branch office at its new headquarters in Richmond, Virginia on April 7, 2014.  The Company closed its branch office in Landover Hills, Maryland on October 24, 2014.  The Company opened its branch office in Bowie, Maryland on January 12, 2015.  The Company expects to open an office, which it owns, in the Bon Air area of Richmond, Virginia in June 2015.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2015, and the statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for the three months ended March 31, 2015. Results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of the ASU, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the ASU will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$72,204	$46	$(859)	$71,391
State, county and municipal	134,184	4,909	(604)	138,489
Corporate and other bonds	11,829	129	(42)	11,916
Mortgage backed – U.S. Gov’t agencies	4,403	44	(65)	4,382
Mortgage backed – U.S. Gov’t sponsored agencies	13,737	123	(5)	13,855
Total Securities Available for Sale	$236,357	$5,251	$(1,575)	$240,033

Securities Held to Maturity
State, county and municipal	$33,944	$1,063	$(50)	$34,957
Mortgage backed – U.S. Gov’t agencies	3,831	206	—	4,037
Mortgage backed – U.S. Gov’t sponsored agencies	65	—	—	65
Total Securities Held to Maturity	$37,840	$1,269	$(50)	$39,059

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

(dollars in thousands)	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,291	$1,313	$12,793	$12,801
Due after one year through five years	14,095	14,787	62,131	63,441
Due after five years through ten years	13,741	14,050	121,847	124,427
Due after ten years	8,713	8,909	39,586	39,364
Total securities	$37,840	$39,059	$236,357	$240,033

Proceeds from sales of securities available for sale were $40.6 million and $21.7 million during the three months ended March 31, 2015 and 2014, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Gross realized gains	$453	$406
Gross realized losses	(156)	(51)
Net securities gains	$297	$355

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2015 and 2014.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$22,374	$(330)	$33,220	$(529)	$55,594	$(859)
State, county and municipal	11,491	(121)	12,771	(483)	24,262	(604)
Corporate and other bonds	-	-	3,440	(42)	3,440	(42)
Mortgage backed – U.S. Gov’t agencies	-	-	1,932	(65)	1,932	(65)
Mortgage backed – U.S. Gov’t sponsored agencies	2,631	(5)	-	-	2,631	(5)
Total	$36,496	$(456)	$51,363	$(1,119)	$87,859	$(1,575)

Securities Held to Maturity
State, county and municipal	$1,560	$(50)	$-	$-	$1,560	$(50)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$47,475	$(438)	$35,630	$(576)	$83,105	$(1,014)
State, county and municipal	3,673	(8)	32,348	(846)	36,021	(854)
Corporate and other bonds	5,756	(21)	3,113	(34)	8,869	(55)
Mortgage backed – U.S. Gov’t agencies	—	—	1,899	(98)	1,899	(98)
Mortgage backed – U.S. Gov’t sponsored agencies	2,551	(16)	712	(11)	3,263	(27)
Total	$59,455	$(483)	$73,702	$(1,565)	$133,157	$(2,048)

The unrealized losses (impairments) in the investment portfolio at March 31, 2015 and December 31, 2014 are generally a result of market fluctuations that occur daily. The unrealized losses are from 99 securities at March 31, 2015. Of those, 94 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Five investment grade corporate obligations comprise the remaining securities with unrealized losses at March 31, 2015. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $99.3 million and $111.3 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of March 31, 2015 and December 31, 2014, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans Not Covered by FDIC Shared-loss Agreements (Non-covered Loans) and Related Allowance for Loan Losses

The Company’s non-covered loans at March 31, 2015 and December 31, 2014 were comprised of the following (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$172,684	25.31%	$168,358	25.32%
Commercial	285,754	41.90	283,430	42.63
Construction and land development	59,313	8.70	59,515	8.95
Second mortgages	6,316	0.93	6,016	0.90
Multifamily	42,166	6.18	33,830	5.09
Agriculture	7,205	1.06	7,167	1.08
Total real estate loans	573,438	84.08	558,316	83.97
Commercial loans	102,145	14.98	99,634	14.99
Consumer installment loans	4,986	0.73	5,470	0.82
All other loans	1,442	0.21	1,444	0.22
Gross loans	682,011	100.00%	664,864	100.00%
Less unearned income on loans	(4)		(128)
Non-covered loans, net of unearned income	$682,007		$664,736

The Company held $15.9 million and $18.3 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2015 and December 31, 2014, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $762,000 and $922,000 at March 31, 2015 and December 31, 2014, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At March 31, 2015 and December 31, 2014, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

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

The PCI loans are not classified as nonperforming assets as of March 31, 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table reflects the outstanding principal balance and carrying amounts of the PCI loans as of March 31, 2015 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Unpaid balance	Carrying Value	Unpaid balance	Carrying Value
Mortgage loans on real estate:
Residential 1-4 family	$2,171	$1,029	$2,189	$1,096
Commercial	3,120	1,124	3,179	1,148
Construction and land development	3,530	2,415	3,658	2,456
Second mortgages	28	15	31	16
Total real estate loans	8,849	4,583	9,057	4,716
Total PCI loans	$8,849	$4,583	$9,057	$4,716

The allowance for loan losses related to PCI loans was $98,000 as of March 31, 2015 and was transferred from the allowance for loan losses on covered loans effective April 1, 2014. This allowance was related to commercial real estate loans. There was no other activity in the allowance for loan losses related to PCI loans for the three months ended March 31, 2015.

The change in the accretable yield balance for the PCI loans for the three months ended March 31, 2015 was as follows (dollars in thousands):

Balance transferred from covered loans, April 1, 2014	$4,773
Accretion	(554)
Reclassification from nonaccretable yield	852
Balance, December 31, 2014	5,071
Accretion	(156)
Reclassification to nonaccretable yield	(16)
Balance, March 31, 2015	$4,899

The following table summarizes information related to impaired loans as of March 31, 2015 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,042	$2,173	$351
Commercial	180	323	31
Construction and land development	4,579	7,323	598
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	6,862	9,882	991
Commercial loans	7,409	8,721	520
Consumer installment loans	88	90	15
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	14,359	18,693	1,526
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,014	1,403	—
Commercial	1,653	1,944	—
Construction and land development	169	202	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	2,836	3,549	—
Commercial loans	—	—	—
Consumer installment loans	1	2	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	2,837	3,551	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,056	3,576	351
Commercial	1,833	2,267	31
Construction and land development	4,748	7,525	598
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	9,698	13,431	991
Commercial loans	7,409	8,721	520
Consumer installment loans	89	92	15
All other loans	—	—	—
Total impaired loans	$17,196	$22,244	$1,526

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2014 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,754	$2,895	$463
Commercial	308	470	53
Construction and land development	4,903	7,643	627
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	8,026	11,071	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	118	120	20
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	15,665	19,912	1,694
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	588	626	—
Commercial	418	550	—
Construction and land development	179	212	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	1,185	1,388	—
Commercial loans	—	—	—
Consumer installment loans	2	3	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	1,187	1,391	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,342	3,521	463
Commercial	726	1,020	53
Construction and land development	5,082	7,855	627
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	9,211	12,459	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	120	123	20
All other loans	—	—	—
Total impaired loans	$16,852	$21,303	$1,694

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,199	$4,680
Commercial	1,279	3,046
Construction and land development	4,915	5,895
Second mortgages	61	225
Multifamily	—	—
Agriculture	—	102
Total real estate loans	9,454	13,948
Commercial loans	7,465	92
Consumer installment loans	105	76
All other loans	—	—
Total impaired loans	$17,024	$14,116

During the three months ended March 31, 2015, all of the impaired loans were also nonaccruing for which no interest income was recognized. During the three months ended March 31, 2014, the majority of impaired loans were nonaccruing and no significant amounts of interest income were recognized on accruing impaired loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $168,000 and $139,000 was recognized during the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, and 2014, estimated interest income of $326,000 and $261,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents non-covered nonaccrual loans, excluding PCI loans, by loan category as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,056	$3,342
Commercial	1,833	607
Construction and land development	4,748	4,920
Second mortgages	61	61
Multifamily	—	—
Agriculture	—	—
Total real estate loans	9,698	8,930
Commercial loans	7,409	7,521
Consumer installment loans	89	120
All other loans	—	—
Total loans	$17,196	$16,571

Troubled debt restructures and some special mention loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. All impaired loans at March 31, 2015 were also nonaccrual loans. Impaired loans of $16.9 million at December 31, 2014 consisted of $16.6 million in nonaccrual loans, in addition to $118,000 in troubled debt restructures and $163,000 in special mention loans, both of which were still accruing.

 The following tables present an age analysis of past due status of non-covered loans, excluding PCI loans, by category as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$948	$3,056	$4,004	$167,651	$171,655	$—
Commercial	—	1,833	1,833	282,797	284,630	—
Construction and land development	—	4,748	4,748	52,150	56,898	—
Second mortgages	—	61	61	6,240	6,301	—
Multifamily	—	—	—	42,166	42,166	—
Agriculture	—	—	—	7,205	7,205	—
Total real estate loans	948	9,698	10,646	558,209	568,855	—
Commercial loans	158	7,409	7,567	94,578	102,145	—
Consumer installment loans	29	89	118	4,868	4,986	—
All other loans	—	—	—	1,442	1,442	—
Total loans	$1,135	$17,196	$18,331	$659,097	$677,428	$—

	December 31, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$298	$3,342	$3,640	$163,622	$167,262	$—
Commercial	200	607	807	281,475	282,282	—
Construction and land development	128	4,920	5,048	52,011	57,059	—
Second mortgages	26	61	87	5,913	6,000	—
Multifamily	—	—	—	33,830	33,830	—
Agriculture	—	—	—	7,167	7,167	—
Total real estate loans	652	8,930	9,582	544,018	553,600	—
Commercial loans	66	7,521	7,587	92,047	99,634	—
Consumer installment loans	10	120	130	5,340	5,470	—
All other loans	—	—	—	1,444	1,444	—
Total loans	$728	$16,571	$17,299	$642,849	$660,148	$—

Activity in the allowance for loan losses on non-covered loans, excluding PCI loans, by segment for the three months ended March 31, 2015 and 2014 is presented in the following tables (dollars in thousands):

	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	March 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$12	$(300)	$49	$2,861
Commercial	2,618	(53)	—	6	2,571
Construction and land development	1,930	(438)	—	11	1,503
Second mortgages	63	(10)	—	2	55
Multifamily	136	39	—	—	175
Agriculture	66	4	—	—	70
Total real estate loans	7,913	(446)	(300)	68	7,235
Commercial loans	1,242	402	—	6	1,650
Consumer installment loans	85	42	(62)	32	97
All other loans	27	2	—	—	29
Total loans	$9,267	$—	$(362)	$106	$9,011

	December 31, 2013	Provision Allocation	Charge-offs	Recoveries	March 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(43)	$(110)	$7	$3,707
Commercial	2,333	562	—	69	2,964
Construction and land development	2,252	(359)	—	1	1,894
Second mortgages	101	12	—	1	114
Multifamily	151	57	—	—	208
Agriculture	81	(24)	—	—	57
Total real estate loans	8,771	205	(110)	78	8,944
Commercial loans	1,546	(218)	—	4	1,332
Consumer installment loans	101	15	(42)	36	110
All other loans	26	(2)	—	—	24
Total loans	$10,444	$—	$(152)	$118	$10,410

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Allowance for Loan Losses
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$436	$2,425	$—	$2,861
Commercial	52	2,519	98	2,669
Construction and land development	599	904	—	1,503
Second mortgages	10	45	—	55
Multifamily	—	175	—	175
Agriculture	—	70	—	70
Total real estate loans	1,097	6,138	98	7,333
Commercial loans	528	1,122	—	1,650
Consumer installment loans	15	82	—	97
All other loans	—	29	—	29
Total loans	$1,640	$7,371	$98	$9,109

	March 31, 2015
	Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$6,295	$165,360	$1,029	$172,684
Commercial	5,039	279,591	1,124	285,754
Construction and land development	4,762	52,136	2,415	59,313
Second mortgages	61	6,240	15	6,316
Multifamily	—	42,166	—	42,166
Agriculture	—	7,205	—	7,205
Total real estate loans	16,157	552,698	4,583	573,438
Commercial loans	7,645	94,500	—	102,145
Consumer installment loans	91	4,895	—	4,986
All other loans	—	1,442	—	1,442
Total loans	$23,893	$653,535	$4,583	$682,011

	December 31, 2014
	Allowance for Loan Losses
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$598	$2,502	$—	$3,100
Commercial	54	2,564	98	2,716
Construction and land development	628	1,302	—	1,930
Second mortgages	11	52	—	63
Multifamily	—	136	—	136
Agriculture	—	66	—	66
Total real estate loans	1,291	6,622	98	8,011
Commercial loans	529	713	—	1,242
Consumer installment loans	20	65	—	85
All other loans	—	27	—	27
Total loans	$1,840	$7,427	$98	$9,365

	December 31, 2014
	Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$7,307	$159,955	$1,096	$168,358
Commercial	5,122	277,160	1,148	283,430
Construction and land development	5,096	51,963	2,456	59,515
Second mortgages	61	5,939	16	6,016
Multifamily	—	33,830	—	33,830
Agriculture	—	7,167	—	7,167
Total real estate loans	17,586	536,014	4,716	558,316
Commercial loans	7,757	91,877	—	99,634
Consumer installment loans	124	5,346	—	5,470
All other loans	—	1,444	—	1,444
Total loans	$25,467	$634,681	$4,716	$664,864

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $6.7 million and $8.6 million at March 31, 2015 and December 31, 2014, respectively. The allowance for loans losses allocated to these loans was $114,000 and $146,000 at March 31, 2015 and December 31, 2014, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $15.9 million and $18.3 million at March 31, 2015 and December 31, 2014, respectively.

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

Doubtful - A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. The possibility of loss is extremely high.

The following tables present the composition of non-covered loans, excluding PCI loans, by credit quality indicator at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$159,404	$7,320	$4,931	$—	$171,655
Commercial	269,832	10,263	4,535	—	284,630
Construction and land development	50,623	1,514	4,761	—	56,898
Second mortgages	4,924	1,316	61	—	6,301
Multifamily	42,166	—	—	—	42,166
Agriculture	6,826	379	—	—	7,205
Total real estate loans	533,775	20,792	14,288	—	568,855
Commercial loans	93,053	1,448	7,644	—	102,145
Consumer installment loans	4,868	26	92	—	4,986
All other loans	1,442	—	—	—	1,442
Total loans	$633,138	$22,266	$22,024	$—	$677,428

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$153,790	$7,540	$5,932	$—	$167,262
Commercial	268,546	10,363	3,373	—	282,282
Construction and land development	51,505	620	4,934	—	57,059
Second mortgages	4,639	1,300	61	—	6,000
Multifamily	33,830	—	—	—	33,830
Agriculture	7,167	—	—	—	7,167
Total real estate loans	519,477	19,823	14,300	—	553,600
Commercial loans	89,886	1,991	7,757	—	99,634
Consumer installment loans	5,325	21	124	—	5,470
All other loans	1,444	—	—	—	1,444
Total loans	$616,132	$21,835	$22,181	$—	$660,148

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance.

During the three months ended March 31, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000. During the three months ended March 31, 2014, there were no loans modified that were considered to be TDRs.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three months ended March 31, 2015 and 2014.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At March 31, 2015 the Company had 1-4 family mortgages in the amount of $140.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $110.1 million.

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

As of March 31, 2015 and December 31, 2014, the outstanding contractual balance of the covered loans was $92.8 million and $94.9 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$58,005	94.20%	$59,075	94.15%
Second mortgages	3,295	5.35	3,393	5.41
Multifamily	277	0.45	276	0.44
Total real estate loans	61,577	100.00	62,744	100.00
Total covered loans	$61,577	100.00%	$62,744	100.00%

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the non-covered allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on covered loans of $386,000 at December 31, 2014 related to residential 1-4 family loans. There was no other activity in the allowance for loan losses on covered loans for the three months ended March 31, 2015 and 2014.

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$386	$58,005	$386	$59,075
Second mortgages	—	3,295	—	3,393
Multifamily	—	277	—	276
Total real estate loans	386	61,577	386	62,744
Total covered loans	$386	$61,577	$386	$62,744

The change in the accretable yield balance for the three months ended March 31, 2015 and for the year ended December 31, 2014, is as follows (dollars in thousands):

Balance, January 1, 2014	$51,515
Accretion	(10,650)
Reclassification from nonaccretable yield	9,919
Transfer of PCI loans to non-covered loans	(4,773)
Balance, December 31, 2014	46,011
Accretion	(1,896)
Reclassification to nonaccretable yield	(4)
Balance, March 31, 2015	$44,111

The covered loans were not classified as nonperforming assets as of March 31, 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

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

As discussed above, the shared-loss agreement for assets other than single family, residential 1-4 family mortgage assets expired March 2014. However, under the terms of the shared-loss agreement, the Company is required to reimburse the FDIC for recoveries of previously reimbursed loss events related to these assets until March 2017. The FDIC indemnification asset related to those assets was zero at March 31, 2014.

The following table presents the balances of the FDIC indemnification asset at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2014	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(5,795)	(5,795)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(87)	(69)		(69)
OREO sales	(1,085)	(868)		(868)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted change in anticipated expected losses	(6,707)	(5,365)	5,365	—
December 31, 2014	$5,551	$4,441	$14,168	$18,609
Increases:
Writedown of OREO property to FMV	-	-		-
Decreases:
Net amortization of premium			(1,239)	(1,239)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	32	25		25
OREO sales	(15)	(12)		(12)
Reimbursements requested from FDIC	-	-		-
Reforecasted change in anticipated expected losses	(32)	(25)	25	—
March 31, 2015	$5,536	$4,429	$12,954	$17,383

Note 6.  Other real estate owned

The following table presents the balances of other real estate owned, covered by FDIC shared-loss agreements, and other real estate owned, non-covered, at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Other real estate owned, covered by FDIC shared-loss agreements	Other real estate owned, non-covered	Other real estate owned, covered by FDIC shared-loss agreements	Other real estate owned, non- covered

Residential 1-4 family	$1,500	$63	$2,019	$320
Commercial	—	1,329	—	1,868
Construction and land development	—	3,953	—	3,536
Total other real estate owned	$1,500	$5,345	$2,019	$5,724

At March 31, 2015, the Company had $454,000 in residential 1-4 family non-covered loans that were in the process of foreclosure and $2.9 million in residential 1-4 family covered loans that were in in process of foreclosure.

Note 7.  Deposits

The following table provides interest bearing deposit information, by type, as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014

NOW	$115,500	$123,682
MMDA	103,456	101,784
Savings	80,640	78,478
Time deposits less than $250,000	414,653	416,628
Time deposits $250,000 and over	110,196	113,809
Total interest bearing deposits	$824,445	$834,381

Note 8. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive income before reclassifications	1,171	-	(249)	922
Amounts reclassified from AOCI	(196)	-	-	(196)
Net current period other comprehensive income (loss)	975	-	(249)	726
Ending balance	$2,427	$(811)	$(226)	$1,390

	Three months ended March 31, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income (Loss)

Beginning balance	$(3,954)	$(155)	$(4,109)
Other comprehensive income before reclassifications	2,472	-	2,472
Amounts reclassified from AOCI	(234)	-	(234)
Net current period other comprehensive income	2,238	-	2,238
Ending balance	$(1,716)	$(155)	$(1,871)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income (Loss)
	Three months ended
	March 31, 2015	March 31, 2014
Unrealized gains on securities available for sale	$(297)	$(355)	Gain on securities transactions, net
	101	121	Income tax expense
	$(196)	$(234)	Net of tax

Note 9. Fair Values of Assets and Liabilities

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$71,391	$68,221	$3,170	$-
State, county and municipal	138,489	5,074	133,415	-
Corporate and other bonds	11,916	-	11,916	-
Mortgage backed – U.S. Gov’t agencies	4,382	-	4,382	-
Mortgage backed – U.S. Gov’t sponsored agencies	13,855	-	13,855	-
Total investment securities available for sale	240,033	73,295	166,738	-
Loans held for sale	2,999	-	2,999	-
Total assets at fair value	$243,032	$73,295	$169,737	$-
Cash flow hedge	$343	$-	$343	$-
Total liabilities at fair value	$343	$-	$343	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,707	$94,464	$4,243	$-
State, county and municipal	137,477	5,596	131,881	-
Corporate and other bonds	11,883	-	11,883	-
Mortgage backed – U.S. Gov’t agencies	2,258	-	2,258	-
Mortgage backed – U.S. Gov’t sponsored agencies	24,243	-	24,243	-
Total investment securities available for sale	274,568	100,060	174,508	-
Loans held for sale	200	-	200	-
Cash flow hedge	23	-	23	-
Total assets at fair value	$274,791	$100,060	$174,731	$-
Total liabilities at fair value	$-	$-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,134	$—	$—	$14,134
Other real estate owned (OREO), non-covered	5,345	—	—	5,345
Other real estate owned (OREO), covered	1,500	—	—	1,500
Total assets at fair value	$20,979	$—	$—	$20,979
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,286	$—	$—	$14,286
Other real estate owned (OREO), non-covered	5,724	—	—	5,724
Other real estate owned (OREO), covered	2,019	—	—	2,019
Total assets at fair value	$22,029	$—	$—	$22,029
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2015 and December 31, 2014, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$37,840	$39,059	$—	$39,059	$—
Loans, non-covered	672,898	679,194	—	660,520	18,674
Loans, covered	61,191	65,058	—	—	65,058
FDIC indemnification asset	17,383	4,268	—	—	4,268

Financial liabilities:
Interest bearing deposits	824,445	826,432	—	826,432	—
Long-term borrowings	108,419	108,344	—	108,344	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,197	$37,539	$—	$37,539	$—
Loans, non-covered	655,371	661,806	—	642,645	19,161
Loans, covered	62,358	69,483	—	—	69,483
FDIC indemnification asset	18,609	4,242	—	—	4,242

Financial liabilities:
Interest bearing deposits	834,381	836,658	—	836,658	—
Long-term borrowings	110,205	110,218	—	110,218	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2015. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 10. Earnings Per Common Share

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

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2015
Basic EPS	$1,312	21,799	$0.06
Effect of dilutive stock awards	—	164	—
Diluted EPS	$1,312	21,963	$0.06

For the three months ended March 31, 2014
Shares issued		21,718
Unissued vested restricted stock		11
Basic EPS	$1,659	21,729	$0.08
Effect of dilutive stock awards	—	326	—
Diluted EPS	$1,659	22,055	$0.08

There were no antidilutive exclusions from the computation of diluted earnings per common share at March 31, 2015. Antidilutive common shares issuable under awards or options of 37,000 were excluded from the computation of diluted earnings per common share at March 31, 2014.

Note 11. Employee Benefit Plan

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

The following table provides the components of net periodic benefit cost for the plan for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31
	2015	2014
Interest cost	$47	$56
Expected return on plan assets	(88)	(99)
Amortization of prior service cost	1	1
Recognized net actuarial loss	11	3
Net periodic benefit cost	($29)	($39)

Note 12. Cash Flow Hedge

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of March 31, 2015, the Company had $330,000 of cash pledged as collateral.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge is deemed to be effective. At March 31, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $343,000 and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2015 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2015 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

On March 31, 2014, the Company relocated its corporate headquarters to its current location.  The Company opened its branch office in Annapolis, Maryland on March 25, 2014 and its branch office at its new headquarters in Richmond, Virginia on April 7, 2014.  The Company closed its branch office in Landover Hills, Maryland on October 24, 2014.  The Company opened its branch office in Bowie, Maryland on January 12, 2015.  The Company expects to open an office, which it owns, in the Bon Air area of Richmond, Virginia in June 2015.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, gains from loan sales, transactions involving bank-owned property, and income from Bank Owned Life Insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and employee benefits, occupancy and equipment costs, professional fees, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes may materially affect net income.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

A loan is considered impaired when, based on current information and events, management believes that it is more likely than not that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, availability of current financial information, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies which would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as various state income taxes. All years from 2011 through 2014 are open to examination by the respective tax authorities.

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

RESULTS OF OPERATIONS

Overview

Net income and net income available to common shareholders was $1.3 million for the first quarter of 2015, compared with $1.7 million in the first quarter of 2014. Earnings per common share, basic and fully diluted, were $0.06 per share and $0.08 per share for the three months ended March 31, 2015 and March 31, 2014, respectively.

The decrease in net income when comparing the first quarter of 2015 with the same period in 2014 was the result of a $524,000 decline in net interest income combined with a $342,000 increase in noninterest expenses. Interest on borrowed funds increased $295,000 year-over-year, the result of a higher level of FHLB borrowings and a third party bank loan obtained in the second quarter of 2014 that paid off the TARP investment, eliminating higher costing dividends. The dividend rate on the TARP investment increased to 9.00% during 2014. The interest rate on the bank loan is three month LIBOR plus 3.5%, which was 3.73% in the first quarter of 2015.

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

Net interest income declined $524,000, or 5.1%, from the first quarter of 2014 to the first quarter of 2015. Interest income declined $229,000, or 1.9%, over this time period. The most significant decline was evidenced in the FDIC covered loan portfolio. Interest income on the covered loan portfolio declined approximately $1.0 million. Part of the decline in covered loan income was related to significant cash payments on loans related to pools that had previously been written down to a zero carrying value, which equalled $200,000 in the first quarter of 2014, and there were no significant cash payments received on these loans during the first quarter of 2015. The remainder of the decrease was due to normal amortization within the portfolio. As a result, the yield on the covered loan portfolio fell from 16.50% for the first quarter of 2014 to 12.43% in the first quarter of 2015. Despite the decline in covered loan yields and the net interest margin, the non-covered loan portfolio performed well. Non-covered loan interest income increased $855,000, or 12.1%, when comparing the three months ended March 31, 2014 to March 31, 2015. This increase was the direct result of robust loan growth noted during the last four quarters, which resulted in a $76.5 million increase in average non-covered loan balances from the first quarter of 2014 to the first quarter of 2015. Loan yields on the non-covered portfolio declined three basis points from the quarter ended March 31, 2014 to the quarter ended March 31, 2015.

Interest expense increased $295,000, or 18.8%, when comparing the first quarter of 2014 and the first quarter of 2015. Interest expense on deposits increased $40,000, while interest expense on borrowings increased $255,000. The slight increase in deposit cost was driven by higher cost time deposits. Yet, overall the Bank’s cost of interest bearing deposits increased only two basis points year-over-year while average interest bearing deposit balances increased $5.4 million. Average FHLB advances increased $19.3 million, and the expense associated with the borrowings increased $162,000 from the first quarter of 2014 to the first quarter of 2015. This increase in interest expense was also influenced by the $30.0 million notional value swap entered into during the fourth quarter of 2014. Consequently, the average cost of FHLB and other borrowings increased 50 basis points from 0.80% for the quarter ended March 31, 2014 to 1.30% for the first quarter of 2015. Other interest expense was attributed to the third party loan that the Company closed in the second quarter of 2014 for which the proceeds were used to pay off its then outstanding TARP investment. The pre-tax interest on the loan equaled $92,000 for the first quarter of 2015, versus no expense in the first quarter of 2014.

The tax equivalent net interest margin declined 38 basis points from 4.28% in the first quarter of 2014 to 3.90% in the first quarter of 2015. Likewise, the interest spread decreased from 4.23% to 3.82% over the same time period.  The decline in the margin was precipitated by the reduction in cash basis covered loan income, which helped drive overall loan yields down 66 basis points.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2015 and 2014. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

COMMUNITY BANKERS TRUST CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended March 31, 2015			Three months ended March 31, 2014
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans non-covered, including fees	$672,124	$7,906	4.77%	$595,614	$7,051	4.80%
Loans covered by FDIC loss share	62,435	1,914	12.43	72,770	2,961	16.50
Total loans	734,559	9,820	5.42	668,384	10,012	6.08
Interest bearing bank balances	15,368	17	0.45	16,309	13	0.31
Federal funds sold	4,000	1	0.10	-	-	-
Securities (taxable)	226,014	1,368	2.42	279,295	1,698	2.43
Securities (tax exempt) (1)	61,519	673	4.38	20,038	237	4.71
Total earning assets	1,041,460	11,879	4.63	984,026	11,960	4.93
Allowance for loan losses	(9,693)			(10,955)
Non-earning assets	102,757			113,705
Total assets	$1,134,524			$1,086,776

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand - interest bearing	$221,368	$154	0.28%	$190,804	$142	0.30%
Savings	79,629	60	0.31	75,601	66	0.35
Time deposits	526,719	1,234	0.95	555,867	1,200	0.88
Total deposits	827,716	1,448	0.71	822,272	1,408	0.69
Short-term borrowings	1,533	2	0.52	1,134	1	0.51
FHLB and other borrowings	100,509	323	1.30	81,233	161	0.80
Long-term debt	9,057	92	4.07	-	-	-
Total interest bearing liabilities	938,815	1,865	0.81	904,639	1,570	0.70
Non-interest bearing deposits	82,446			68,594
Other liabilities	4,244			3,921
Total liabilities	1,025,505			977,154
Stockholders' equity	109,019			109,622

Total liabilities and stockholders' equity	$1,134,524			$1,086,776
Net interest earnings		$10,014			$10,390
Interest spread			3.82%			4.23%
Net interest margin			3.90%			4.28%

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

The Company did not record a provision for loan losses in either the three month periods ended March 31, 2015 or 2014 with respect to either its non-covered loan portfolio or its FDIC covered loan portfolio.  For the non-covered loan portfolio, this was the direct result of continued improvement in loan quality.

There were net charge-offs of $256,000 in the first quarter of 2015 compared with net charge-offs of $34,000 in the first quarter of 2014.  Total charge-offs for the first quarter of 2015 were $362,000 compared with $152,000 in the first quarter of 2014.  Recoveries of previously charged-off loans were $106,000 for the first quarter of 2015 compared with $118,000 in the first quarter of 2014.

Noninterest Income

Noninterest income increased $96,000, or 7.4%, from the first quarter of 2014 to the first quarter of 2015. Other income increased $123,000 year-over-year, or 56.7%, to $340,000 for the first quarter of 2015. The primary increase was noted in mortgage revenue. Mortgage loan fee income increased $105,000 to equal $148,000 for the first quarter of 2015. This is a direct result of the Bank’s wholesale mortgage team hired during the second quarter of 2014. Additionally, service charge income increased $39,000, or 8.0% during the first quarter of 2015. These two trends were partially offset by a $58,000 reduction in gains on securities sales.

Noninterest Expense

Noninterest expense increased $342,000, or 3.7%, when comparing the first quarter of 2015 to the same period in 2014. Salaries and employee benefits increased $572,000, or 14.6%, from the first quarter of 2014 to the first quarter of 2015. Increased staffing brought on after the first quarter of 2014, such as the wholesale mortgage team and more lending staff, accounted for the increase in salaries. Additionally, management had expanded loan and retail production incentives, the payments of which impacted the current quarter. Other operating expenses increased $188,000, or 13.2%, to equal $1.6 million at March 31, 2015. The two most notable increases within these expenses were $88,000 in advertising expenses and $65,000 in credit related expenses. Advertising expenses were higher than the prior quarter due to the timing of various promotional campaigns, while the increase in credit expense is related to the larger volume of loans.

FDIC amortization expense declined $259,000 to equal $1.2 million at March 31, 2015, while OREO related expenses declined $198,000 over the same time frame. The lower amortization expense was solely due to normal amortization within the FDIC covered loan portfolio throughout 2014 and the first quarter of 2015. The 70.0% reduction in OREO expenses is the result of higher write-downs taken during the first quarter of 2014 than during the same quarter of 2015.

Income Taxes

Income tax expense was $351,000 for the three months ended March 31, 2015, compared with income tax expense of $709,000 for the first quarter of 2014. The effective tax rate for the first quarter of 2015 was 21.1% versus 29.1% for the first quarter of 2014. This decline in the effective tax rate was due to an increased level of nontaxable income as a result of the Company’s strategic decision to move into more tax exempt investments.

FINANCIAL CONDITION

General

Total assets declined $18.0 million, or 1.6%, to $1.138 billion at March 31, 2015 from December 31, 2014. Total loans were $743.6 million at March 31, 2015, increasing $16.1 million, or 2.2%, from year end 2014.  Total non-covered loans were $682.0 million at March 31, 2015 versus $664.7 million at December 31, 2014. During the first quarter of 2015, multifamily loans grew $8.3 million, or 24.6%, while residential 1-4 family loans grew $4.3 million, or 2.6%.

The Company’s securities portfolio, excluding equity securities, declined $32.9 million, or 10.6%, from $310.8 million at December 31, 2014 to $277.9 million at March 31, 2015. The decline in the volume of securities was a strategic decision by management to let brokered funding mature and fund solid loan growth with normal securities amortization, call activity, sales and maturities.

The Company had cash and cash equivalents of $21.7 million and $22.4 million at March 31, 2015 and December 31, 2014, respectively. There were no federal funds purchased at March 31, 2015 versus $14.5 million at December 31, 2014.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $240.0 million at March 31, 2015 and $274.6 million at December 31, 2014. At March 31, 2015, the Company had a net unrealized gain on the AFS portfolio of $3.7 million compared with a net unrealized gain of $2.2 million at December 31, 2014. Municipal securities comprise 58% of the total AFS portfolio at March 31, 2015. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, than other categories contained within the rest of the portfolio.

Interest bearing deposits at March 31, 2015 were $824.4 million, a decline of $9.9 million, or 1.2%, from December 31, 2014. NOW account balances declined $8.2 million, or 6.6%, from December 31, 2014, while MMDA and savings account balances increased $3.8 million over the same time frame. Retail time deposit account balances increased $3.0 million, or 0.65%, during the first quarter of 2015, while brokered time deposits declined $8.6 million, or 11.6%, since year end.

FHLB advances were $96.2 million at March 31, 2015, compared with $96.4 million at December 31, 2014, a decline of $184,000. Long term debt totaled $8.1 million at March 31, 2015, declining by $1.6 million, or 16.5%, since December 31, 2014. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company has amortized this debt $2.6 million within a year and plans to have the loan fully paid within the next two years.

Shareholders’ equity was $109.8 million at March 31, 2015 and $107.7 million at December 31, 2014. In April 2014, $11.5 million in equity was redeemed in connection with the repurchase of the TARP preferred stock and the associated warrant. Shareholders’ equity increased $2.2 million, or 2.0%, from year end 2014 as the result of an increase in other comprehensive income related to net gains in the investment portfolio and net income of $1.3 million in the first quarter.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $22.5 million at March 31, 2015 and net charge-offs were $256,000 for the three months ended March 31, 2015. This compares with nonperforming assets of $22.3 million and net charge-offs of $1.2 million at and for the year ended December 31, 2014.

Nonperforming non-covered loans were $17.2 million at March 31, 2015, slightly increasing from $16.6 million at December 31, 2014. The $625,000 increase in nonperforming loans since December 31, 2014 was the net result of $1.6 million in additions to nonperforming loans and $977,000 million in reductions.  With respect to the reductions to nonperforming loans, $38,000 were returned to accruing status, $326,000 were charged off, $60,000 were paid off, and $553,000 were the result of payments to existing credits.

The allowance for loan losses equaled 52.40% of non-covered nonaccrual loans at March 31, 2015 compared with 55.92% at December 31, 2014. The ratio of the allowance for loan losses to total nonperforming assets was 39.98% at March 31, 2015, compared with 41.57% at December 31, 2014.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 3.30% at March 31, 2015 versus 3.35% at December 31, 2014.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2015 and December 31, 2014, total impaired non-covered loans equaled $17.2 million and $16.9 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets and PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Nonaccrual loans	$17,196	$16,571
Loans past due 90 days and accruing interest	—	—
Total nonperforming non-covered loans	17,196	16,571
OREO – non-covered	5,345	5,724
Total nonperforming non-covered assets	$22,541	$22,295

Accruing troubled debt restructure loans	$4,563	$6,195

Balances
Specific reserve on impaired loans	$1,526	$1,694
General reserve related to unimpaired loans	7,485	7,573
Total allowance for loan losses	$9,011	$9,267

Average loans during the year, net of unearned income	$667,467	$621,213

Impaired loans	$17,196	$16,852
Non-impaired loans	660,228	643,168
Total loans, net of unearned income	$677,424	$660,020

Ratios
Allowance for loan losses to loans	1.33%	1.40%
Allowance for loan losses to nonperforming assets	39.98	41.57
Allowance for loan losses to nonaccrual loans	52.40	55.92
General reserve to non-impaired loans	1.13	1.18
Nonaccrual loans to loans	2.54	2.51
Nonperforming assets to loans and OREO	3.30	3.35
Net charge-offs to average loans	0.15	0.19

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2015, the Company had 18 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Four of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at March 31, 2015 was $6.7 million, of which $2.1 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at March 31, 2015 and December 31, 2014 is below (dollars in thousands):

	March 31, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,056	$3,342
Commercial	1,833	607
Construction and land development	4,748	4,920
Second mortgages	61	61
Multifamily	—	—
Agriculture	—	—
Total real estate loans	9,698	8,930
Commercial loans	7,409	7,521
Consumer installment loans	89	120
All other loans	—	—
Total loans	$17,196	$16,571

At March 31, 2015, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2015 was $4.7 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

There were no charge-offs related to these relationships during the first three months of 2015. The total amount of the allowance for loan losses attributed to all eight relationships was $598,000 at March 31, 2015, or 12.6% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III which became effective January 1, 2015, the federal banking regulators have defined four tests for assessing the capital strength and adequacy of banks, based on three definitions of capital. “Common equity tier 1 capital” is defined as common equity, retained earnings, and accumulated other comprehensive income (AOCI), less certain intangibles. “Tier 1 capital” is defined as common equity tier 1 capital plus qualifying perpetual preferred stock, tier 1 minority interests, and grandfathered trust preferred securities. “Tier 2 capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, non-tier 1 minority interests and a limited amount of the loan loss allowance. “Total capital” is defined as tier 1 capital plus tier 2 capital. Four risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets, and the ratios are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Common equity tier 1 capital ratio” is common equity tier 1 capital divided by risk-weighted assets. “Tier 1 risk-based capital ratio” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital ratio” is total capital divided by risk-weighted assets. The leverage ratio is tier 1 capital divided by total average assets.

The Company’s ratio of total risk-based capital was 15.1% at March 31, 2015 compared with 14.7% at December 31, 2014. The tier 1 risk-based capital ratio was 13.9% at March 31, 2015 and 13.5% at December 31, 2014. The Company’s tier 1 leverage ratio was 9.8% at March 31, 2015 and 9.4% at December 31, 2014.  All capital ratios exceed regulatory minimums to be considered well capitalized. The increase in the ratios reflects the impact of the Basel III requirements. As discussed above, Basel III introduced the common equity tier 1 capital ratio, which was 13.4% at March 31, 2015.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019.

On its March 31, 2015 regulatory Call Report, the Bank made the one-time AOCI opt-out election, which allows community banks under $250 billion that make the one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2015 and December 31, 2014 was as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Cash and due from banks	$11,222	$8,329
Interest bearing bank deposits	10,451	14,024
Available for sale securities, at fair value, unpledged	176,203	199,067
Total liquid assets	$197,876	$221,420

Deposits and other liabilities	1,027,841	1,048,084
Ratio of liquid assets to deposits and other liabilities	19.25%	21.13%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2015 and December 31, 2014, is as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Commitments with off-balance sheet risk:
Commitments to extend credit	$84,274	$87,017
Standby letters of credit	6,878	7,358
Total commitments with off-balance sheet risks	$91,152	$94,375

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

At March 31, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $343,000, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and results are analyzed at least quarterly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 400 basis point upward shift and a 400 basis point downward shift in interest rates. The downward shift of 300 or 400 basis points is included in the analysis, although less meaningful in the current rate environment, because all results are monitored regardless of likelihood. A parallel shift in rates over a 12-month period is assumed.

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2015 (dollars in thousands):

	Change in net interest income
	%	$
Change in Yield curve
+400 bp	(1.4)%	(525)
+300 bp	(1.7)%	(623)
+200 bp	(1.3)%	(472)
+100 bp	(1.0)%	(376)
most likely	—%	—
-100 bp	1.5%	562
-200 bp	0.5%	168
-300 bp	0.4%	151
-400 bp	0.4%	151

At March 31, 2015, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could decrease by 1.4%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could increase by 0.4%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 1A.  Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2015

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 8, 2015

