Form 10-Q
period 2015-06-30
Community Bankers Trust Corp
filed 2015-08-07
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At June 30, 2015, there were 21,828,267 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(dollars in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$6,480	$8,329
Interest bearing bank deposits	12,389	14,024
Total cash and cash equivalents	18,869	22,353

Securities available for sale, at fair value	262,813	274,568
Securities held to maturity, at cost (fair value of $38,819 and $37,539, respectively)	38,465	36,197
Equity securities, restricted, at cost	8,008	8,816
Total securities	309,286	319,581

Loans held for sale	6,503	200

Loans not covered by FDIC shared-loss agreement	684,080	664,736
Loans covered by FDIC shared-loss agreement	59,034	62,744
Total loans	743,114	727,480
Allowance for loan losses (non-covered loans of $9,962 and $9,365, respectively; covered loans of $386 and $386, respectively)	(10,348)	(9,751)
Net loans	732,766	717,729

FDIC indemnification asset	16,182	18,609
Bank premises and equipment, net	29,775	29,702
Bank premises and equipment held for sale	411	465
Other real estate owned, covered by FDIC shared-loss agreement	1,784	2,019
Other real estate owned, non-covered	4,722	5,724
Bank owned life insurance	21,312	21,004
FDIC receivable under shared-loss agreement	622	669
Core deposit intangibles, net	3,759	4,713
Other assets	13,140	12,966
Total assets	$1,159,131	$1,155,734

LIABILITIES
Deposits:
Noninterest bearing	$101,500	$84,564
Interest bearing	846,436	834,381
Total deposits	947,936	918,945

Federal funds purchased and securities sold under agreements to repurchase	5,003	14,500
Federal Home Loan Bank advances	81,031	96,401
Long-term debt	7,277	9,680
Trust preferred capital notes	4,124	4,124
Other liabilities	4,581	4,434
Total liabilities	1,049,952	1,048,084

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,828,267 and 21,791,523 shares issued and outstanding, respectively)	218	218
Additional paid in capital	145,596	145,321
Retained deficit	(35,548)	(38,553)
Accumulated other comprehensive (loss) income	(1,087)	664
Total shareholders’ equity	109,179	107,650
Total liabilities and shareholders’ equity	$1,159,131	$1,155,734

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest and dividend income
Interest and fees on non-covered loans	$8,166	$7,291	$16,072	$14,342
Interest and fees on FDIC covered loans	2,269	3,264	4,183	6,225
Interest on federal funds sold	1	—	2	—
Interest on deposits in other banks	17	22	34	35
Interest and dividends on securities
Taxable	1,355	1,710	2,723	3,408
Nontaxable	525	168	969	324
Total interest and dividend income	12,333	12,455	23,983	24,334
Interest expense
Interest on deposits	1,486	1,453	2,934	2,861
Interest on borrowed funds	384	244	801	406
Total interest expense	1,870	1,697	3,735	3,267
Net interest income	10,463	10,758	20,248	21,067
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	10,463	10,758	20,248	21,067
Noninterest income
Service charges on deposit accounts	557	561	1,085	1,050
(Loss) gain on securities transactions, net	(8)	24	289	379
Gain on sale of other loans, net	23	27	69	75
Income on bank owned life insurance	188	193	374	385
Other	446	165	786	382
Total noninterest income	1,206	970	2,603	2,271
Noninterest expense
Salaries and employee benefits	4,406	4,028	8,901	7,951
Occupancy expenses	619	687	1,307	1,335
Equipment expenses	260	260	500	479
FDIC assessment	220	194	457	401
Data processing fees	412	463	854	957
FDIC indemnification asset amortization	1,153	1,478	2,392	2,976
Amortization of intangibles	477	477	954	954
Other real estate expenses	137	100	222	383
Other operating expenses	1,759	1,672	3,375	3,100
Total noninterest expense	9,443	9,359	18,962	18,536
Income before income taxes	2,226	2,369	3,889	4,802
Income tax expense	533	649	884	1,358
Net income	$1,693	$1,720	$3,005	$3,444
Dividends paid on preferred stock	—	182	—	247
Net income available to common shareholders	$1,693	$1,538	$3,005	$3,197
Net income per share — basic	$0.08	$0.07	$0.14	$0.15
Net income per share — diluted	$0.08	$0.07	$0.14	$0.15
Weighted average number of shares outstanding
basic	21,821	21,742	21,810	21,736
diluted	21,958	21,939	21,994	21,972

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$1,693	$1,720	$3,005	$3,444

Other comprehensive (loss) income:
Unrealized gains on investment securities:
Change in unrealized (loss) gain in investment securities	(3,976)	1,950	(2,200)	5,696
Tax related to unrealized loss (gain) in investment securities	1,352	(663)	747	(1,937)
Reclassification adjustment for loss (gain) in securities sold	8	(24)	(289)	(379)
Tax related to realized (loss) gain in securities sold	(3)	8	98	129
Cash flow hedge:
Change in unrealized loss (gain) in cash flow hedge	215	-	(164)	-
Tax related to unrealized (loss) gain in cash flow hedge	(73)	-	57	-
Total other comprehensive (loss) income	(2,477)	1,271	(1,751)	3,509
Total comprehensive (loss) income	$(784)	$2,991	$1,254	$6,953

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars and shares in thousands)

							Accumulated
					Additional		Other
	Preferred		Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2014	$10,680	$1,037	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	42	1	90	—	—	91
Dividends paid on preferred stock	—	—	—	—	—	(247)	—	(247)
Issuance of stock options	—	—	—	—	93	—	—	93
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)			257			(780)
Net income	—	—	—	—	—	3,444	—	3,444
Other comprehensive income	—	—	—	—	—	—	3,509	3,509
Balance June 30, 2014	$—	$—	21,751	$218	$145,096	$(42,625)	$(600)	$102,089
Balance January 1, 2015	$—	$—	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	—	—	36	—	81	—	—	81
Issuance of stock options	—	—	—	—	194	—	—	194
Net income	—	—	—	—	—	3,005	—	3,005
Other comprehensive loss	—	—	—	—	—	—	(1,751)	(1,751)
Balance June 30, 2015	$—	$—	21,828	$218	$145,596	$(35,548)	$(1,087)	$109,179

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(dollars in thousands)

	June 30, 2015	June 30, 2014
Operating activities:
Net income	$3,005	$3,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,751	1,728
Issuance of common stock and stock options	275	184
Amortization of purchased loan premium	152	727
Amortization of security premiums and accretion of discounts, net	1,325	1,840
Net gain on sale of securities	(289)	(379)
Net loss on sale and valuation of other real estate owned	198	314
Net gain on sale of loans	(69)	(75)
Changes in assets and liabilities:
(Increase) decrease in loans held for sale	(6,303)	100
Decrease in other assets	2,838	1,695
Increase in accrued expenses and other liabilities	41	521
Net cash provided by operating activities	2,924	10,099

Investing activities:
Proceeds from available for sale securities	93,444	68,160
Proceeds from held to maturity securities	916	3,602
Proceeds from equity securities	873	586
Purchase of available for sale securities	(85,180)	(66,522)
Purchase of held to maturity securities	(3,221)	—
Purchase of equity securities	(65)	(82)
Proceeds from sale of other real estate owned	1,886	1,379
Improvements of other real estate, net of insurance proceeds	(52)	(178)
Net increase in loans	(20,688)	(37,283)
Principal recoveries of loans previously charged off	1,448	310
Purchase of premises and equipment, net	(870)	(1,915)
Proceeds from sale of loans	3,380	5,274
Net cash used in investing activities	(8,129)	(26,669)

Financing activities:
Net increase in deposits	28,991	22,475
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(9,497)	(3,460)
Net decrease in Federal Home Loan Bank borrowings	(15,370)	(359)
Cash dividends paid	—	(247)
Proceeds from long-term debt	—	10,680
Redemption of preferred stock and related warrants	—	(11,460)
Payments on long-term debt	(2,403)	—
Net cash provided by financing activities	1,721	17,629

Net (decrease) increase in cash and cash equivalents	(3,484)	1,059

Cash and cash equivalents:
Beginning of the period	$22,353	$23,835
End of the period	$18,869	$24,894

Supplemental disclosures of cash flow information:
Interest paid	$3,765	$3,141
Income taxes paid	815	1,364
Transfers of loans to other real estate owned property	741	1,932
Transfer of building premises and equipment to held for sale	—	3,237

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 22 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2015, the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2015, and the statements of income and comprehensive income for the three and six months ended June 30, 2015. Results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$62,479	$47	$(740)	$61,786
U.S. Gov’t sponsored agencies	757	—	(28)	729
State, county and municipal	141,240	2,675	(1,946)	141,969
Corporate and other bonds	20,644	11	(114)	20,541
Mortgage backed – U.S. Gov’t agencies	4,375	19	(118)	4,276
Mortgage backed – U.S. Gov’t sponsored agencies	33,608	16	(112)	33,512
Total Securities Available for Sale	$263,103	$2,768	$(3,058)	$262,813

Securities Held to Maturity
State, county and municipal	$34,877	$540	$(379)	$35,038
Mortgage backed – U.S. Gov’t agencies	3,588	193	—	3,781
Mortgage backed – U.S. Gov’t sponsored agencies	—	—	—	—
Total Securities Held to Maturity	$38,465	$733	$(379)	$38,819

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

(dollars in thousands)	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,674	$1,695	$3,534	$3,462
Due after one year through five years	13,622	14,162	67,920	68,614
Due after five years through ten years	14,365	14,271	134,655	134,688
Due after ten years	8,804	8,691	56,994	56,049
Total securities	$38,465	$38,819	$263,103	$262,813

Proceeds from sales of securities available for sale were $15.6 million and $22.9 million during the three months ended June 30, 2015 and 2014, respectively, and $56.2 million and $44.6 million during the six months ended June 30, 2015 and 2014, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gross realized gains	$122	$90	$575	$496
Gross realized losses	(130)	(66)	(286)	(117)
Net securities (losses) gains	$(8)	$24	$289	$379

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the six months ended June 30, 2015 and 2014.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$8,711	$(61)	$37,858	$(679)	$46,569	$(740)
U.S. Gov’t sponsored agencies	729	(28)	-	-	729	(28)
State, county and municipal	60,637	(1,275)	9,837	(671)	70,474	(1,946)
Corporate and other bonds	10,930	(73)	3,386	(41)	14,316	(114)
Mortgage backed – U.S. Gov’t agencies	2,012	(31)	1,910	(87)	3,922	(118)
Mortgage backed – U.S. Gov’t sponsored agencies	9,283	(112)	-	-	9,283	(112)
Total	$92,302	$(1,580)	$52,991	$(1,478)	$145,293	$(3,058)

Securities Held to Maturity
State, county and municipal	$19,768	$(379)	$-	$-	$19,768	$(379)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$47,475	$(438)	$35,630	$(576)	$83,105	$(1,014)
State, county and municipal	3,673	(8)	32,348	(846)	36,021	(854)
Corporate and other bonds	5,756	(21)	3,113	(34)	8,869	(55)
Mortgage backed – U.S. Gov’t agencies	—	—	1,899	(98)	1,899	(98)
Mortgage backed – U.S. Gov’t sponsored agencies	2,551	(16)	712	(11)	3,263	(27)
Total	$59,455	$(483)	$73,702	$(1,565)	$133,157	$(2,048)

The unrealized losses (impairments) in the investment portfolio at June 30, 2015 and December 31, 2014 are generally a result of market fluctuations that occur daily. The unrealized losses are from 254 securities at June 30, 2015. Of those, 234 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty investment grade corporate obligations comprise the remaining securities with unrealized losses at June 30, 2015. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $55.7 million and $111.3 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of June 30, 2015 and December 31, 2014, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans Not Covered by FDIC Shared-loss Agreements (Non-covered Loans) and Related Allowance for Loan Losses

The Company’s non-covered loans, net of deferred fees and costs, at June 30, 2015 and December 31, 2014 were comprised of the following (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Non-Covered Loans	Amount	% of Non-Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$178,426	26.08%	$168,267	25.31%
Commercial	284,992	41.66	283,275	42.61
Construction and land development	59,392	8.69	59,483	8.95
Second mortgages	7,356	1.08	6,013	0.90
Multifamily	44,343	6.48	33,812	5.09
Agriculture	6,654	0.97	7,163	1.08
Total real estate loans	581,163	84.96	558,013	83.94
Commercial loans	96,510	14.11	99,783	15.01
Consumer installment loans	5,011	0.73	5,496	0.83
All other loans	1,396	0.20	1,444	0.22
Non-covered loans	$684,080	100.00%	$664,736	100.00%

The Company held $14.1 million and $18.3 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2015 and December 31, 2014, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $665,000 and $922,000 at June 30, 2015 and December 31, 2014, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At June 30, 2015 and December 31, 2014, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

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

The PCI loans are not classified as nonperforming assets as of June 30, 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table reflects the outstanding principal balance and carrying amounts of the PCI loans as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Unpaid balance	Carrying Value	Unpaid balance	Carrying Value
Mortgage loans on real estate:
Residential 1-4 family	$2,152	$1,013	$2,189	$1,096
Commercial	2,893	903	3,179	1,148
Construction and land development	3,502	2,384	3,658	2,456
Second mortgages	—	—	31	16
Multifamily	—	—	—	—
Agriculture	—	—	—	—
Total real estate loans	8,547	4,300	9,057	4,716
Total PCI loans	$8,547	$4,300	$9,057	$4,716

The allowance for loan losses related to PCI loans was $98,000 as of June 30, 2015 and was transferred from the allowance for loan losses on covered loans effective April 1, 2014. This allowance was related to commercial real estate loans. There was no other activity in the allowance for loan losses related to PCI loans for the three and six months ended June 30, 2015.

The change in the accretable yield balance for the PCI loans for the six months ended June 30, 2015 was as follows (dollars in thousands):

Balance transferred from covered loans, April 1, 2014	$4,773
Accretion	(554)
Reclassification from nonaccretable yield	852
Balance, December 31, 2014	5,071
Accretion	(303)
Reclassification from nonaccretable yield	373
Balance, June 30, 2015	$5,141

The following table summarizes information related to impaired loans as of June 30, 2015 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,999	$3,489	$465
Commercial	216	276	28
Construction and land development	4,358	7,130	548
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	7,634	10,958	1,052
Commercial loans	2	2	—
Consumer installment loans	84	89	14
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	7,720	11,049	1,066
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	895	943	—
Commercial	1,521	1,831	—
Construction and land development	394	882	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	2,810	3,656	—
Commercial loans	—	—	—
Consumer installment loans	—	—	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	2,810	3,656	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,894	4,432	465
Commercial	1,737	2,107	28
Construction and land development	4,752	8,012	548
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	10,444	14,614	1,052
Commercial loans	2	2	—
Consumer installment loans	84	89	14
All other loans	—	—	—
Total impaired loans	$10,530	$14,705	$1,066

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2014 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,754	$2,895	$463
Commercial	308	470	53
Construction and land development	4,903	7,643	627
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	8,026	11,071	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	118	120	20
All other loans	—	—	—
Subtotal impaired loans with a valuation allowance	15,665	19,912	1,694
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	588	626	—
Commercial	418	550	—
Construction and land development	179	212	—
Second mortgages	—	—	—
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	1,185	1,388	—
Commercial loans	—	—	—
Consumer installment loans	2	3	—
All other loans	—	—	—
Subtotal impaired loans without a valuation allowance	1,187	1,391	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,342	3,521	463
Commercial	726	1,020	53
Construction and land development	5,082	7,855	627
Second mortgages	61	63	11
Multifamily	—	—	—
Agriculture	—	—	—
Total real estate loans	9,211	12,459	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	120	123	20
All other loans	—	—	—
Total impaired loans	$16,852	$21,303	$1,694

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,475	$4,813	$3,617	$4,807
Commercial	1,786	2,228	1,232	1,815
Construction and land development	4,750	5,622	4,917	5,609
Second mortgages	61	224	61	224
Multifamily	—	—	—	—
Agriculture	—	—	—	102
Total real estate loans	10,072	12,887	9,827	12,557
Commercial loans	3,706	46	3,762	82
Consumer installment loans	87	97	103	76
All other loans	—	—	—	—
Total impaired loans	$13,865	$13,030	$13,692	$12,715

During each of the three and six months ended June 30, 2015, all of the impaired loans were also nonaccruing for which no interest income was recognized. During each of the three and six months ended June 30, 2014, the majority of impaired loans were nonaccruing and no significant amounts of interest income were recognized on accruing impaired loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $260,000 and $465,000 was recognized during the three and six months ended June 30, 2015, respectively. Cash basis income of $158,000 and $297,000 was recognized during the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2015, and 2014, estimated interest income of $225,000 and $230,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2015, and 2014, estimated interest income of $420,000 and $454,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents non-covered nonaccrual loans, excluding PCI loans, by loan category as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,894	$3,342
Commercial	1,737	607
Construction and land development	4,752	4,920
Second mortgages	61	61
Multifamily	—	—
Agriculture	—	—
Total real estate loans	10,444	8,930
Commercial loans	2	7,521
Consumer installment loans	84	120
All other loans	—	—
Total loans	$10,530	$16,571

Troubled debt restructures and some special mention loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. All impaired loans at June 30, 2015 were also nonaccrual loans. Impaired loans of $16.9 million at December 31, 2014 consisted of $16.6 million in nonaccrual loans, in addition to $118,000 in troubled debt restructures and $163,000 in special mention loans both of which were still accruing.

The following tables present an age analysis of past due status of non-covered loans, excluding PCI loans, by category as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,843	$3,894	$5,737	$171,676	$177,413	$—
Commercial	230	1,737	1,967	282,122	284,089	—
Construction and land development	—	4,752	4,752	52,256	57,008	—
Second mortgages	—	61	61	7,295	7,356	—
Multifamily	—	—	—	44,343	44,343	—
Agriculture	—	—	—	6,654	6,654	—
Total real estate loans	2,073	10,444	12,517	564,346	576,863	—
Commercial loans	222	2	224	96,286	96,510	—
Consumer installment loans	14	84	98	4,913	5,011	—
All other loans	—	—	—	1,396	1,396	—
Total loans	$2,309	$10,530	$12,839	$666,941	$679,780	$—

	December 31, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$298	$3,342	$3,640	$163,531	$167,171	$—
Commercial	200	607	807	281,320	282,127	—
Construction and land development	128	4,920	5,048	51,979	57,027	—
Second mortgages	26	61	87	5,910	5,997	—
Multifamily	—	—	—	33,812	33,812	—
Agriculture	—	—	—	7,163	7,163	—
Total real estate loans	652	8,930	9,582	543,715	553,297	—
Commercial loans	66	7,521	7,587	92,196	99,783	—
Consumer installment loans	10	120	130	5,366	5,496	—
All other loans	—	—	—	1,444	1,444	—
Total loans	$728	$16,571	$17,299	$642,721	$660,020	$—

Activity in the allowance for loan losses on non-covered loans, excluding PCI loans, by segment for the three and six months ended June 30, 2015 and 2014 is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2015
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$2,861	$743	$—	$8	$3,612
Commercial	2,571	979	—	9	3,559
Construction and land development	1,503	584	(455)	7	1,639
Second mortgages	55	(90)	—	91	56
Multifamily	175	76	—	—	251
Agriculture	70	7	—	—	77
Total real estate loans	7,235	2,299	(455)	115	9,194
Commercial loans	1,650	(2,291)	—	1,202	561
Consumer installment loans	97	(10)	(34)	25	78
All other loans	29	2	—	—	31
Total loans	$9,011	$—	$(489)	$1,342	$9,864

	Three Months Ended June 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,707	$(77)	$—	$40	$3,670
Commercial	2,964	355	(412)	12	2,919
Construction and land development	1,894	(270)	—	—	1,624
Second mortgages	114	(17)	—	1	98
Multifamily	208	(32)	—	—	176
Agriculture	57	7	—	—	64
Total real estate loans	8,944	(34)	(412)	53	8,551
Commercial loans	1,332	31	—	115	1,478
Consumer installment loans	110	2	(34)	24	102
All other loans	24	1	—	—	25
Total loans	$10,410	$—	$(446)	$192	$10,156

	Six Months Ended June 30, 2015
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$755	$(300)	$57	$3,612
Commercial	2,618	926	—	15	3,559
Construction and land development	1,930	146	(455)	18	1,639
Second mortgages	63	(100)	—	93	56
Multifamily	136	115	—	—	251
Agriculture	66	11	—	—	77
Total real estate loans	7,913	1,853	(755)	183	9,194
Commercial loans	1,242	(1,889)	—	1,208	561
Consumer installment loans	85	32	(96)	57	78
All other loans	27	4	—	—	31
Total loans	$9,267	$—	$(851)	$1,448	$9,864

	Six Months Ended June 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(120)	$(110)	$47	$3,670
Commercial	2,333	917	(412)	81	2,919
Construction and land development	2,252	(629)	—	1	1,624
Second mortgages	101	(5)	—	2	98
Multifamily	151	25	—	—	176
Agriculture	81	(17)	—	—	64
Total real estate loans	8,771	171	(522)	131	8,551
Commercial loans	1,546	(187)	—	119	1,478
Consumer installment loans	101	17	(76)	60	102
All other loans	26	(1)	—	—	25
Total loans	$10,444	$—	$(598)	$310	$10,156

The following tables present information on the non-covered loans evaluated for impairment in the allowance for loan losses as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Allowance for Loan Losses
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$564	$3,048	$—	$3,612
Commercial	58	3,501	98	3,657
Construction and land development	548	1,091	—	1,639
Second mortgages	10	46	—	56
Multifamily	—	251	—	251
Agriculture	—	77	—	77
Total real estate loans	1,180	8,014	98	9,292
Commercial loans	6	555	—	561
Consumer installment loans	15	63	—	78
All other loans	—	31	—	31
Total loans	$1,201	$8,663	$98	$9,962

	June 30, 2015
	Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$6,930	$170,483	$1,013	$178,426
Commercial	4,976	279,113	903	284,992
Construction and land development	4,753	52,255	2,384	59,392
Second mortgages	61	7,295	—	7,356
Multifamily	—	44,343	—	44,343
Agriculture	—	6,654	—	6,654
Total real estate loans	16,720	560,143	4,300	581,163
Commercial loans	213	96,297	—	96,510
Consumer installment loans	83	4,928	—	5,011
All other loans	—	1,396	—	1,396
Total loans	$17,016	$662,764	$4,300	$684,080

	December 31, 2014
	Allowance for Loan Losses
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$598	$2,502	$—	$3,100
Commercial	54	2,564	98	2,716
Construction and land development	628	1,302	—	1,930
Second mortgages	11	52	—	63
Multifamily	—	136	—	136
Agriculture	—	66	—	66
Total real estate loans	1,291	6,622	98	8,011
Commercial loans	529	713	—	1,242
Consumer installment loans	20	65	—	85
All other loans	—	27	—	27
Total loans	$1,840	$7,427	$98	$9,365

	December 31, 2014
	Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Related to PCI loans	Total
Mortgage loans on real estate:
Residential 1-4 family	$7,307	$159,864	$1,096	$168,267
Commercial	5,122	277,005	1,148	283,275
Construction and land development	5,096	51,931	2,456	59,483
Second mortgages	61	5,936	16	6,013
Multifamily	—	33,812	—	33,812
Agriculture	—	7,163	—	7,163
Total real estate loans	17,586	535,711	4,716	558,013
Commercial loans	7,757	92,026	—	99,783
Consumer installment loans	124	5,372	—	5,496
All other loans	—	1,444	—	1,444
Total loans	$25,467	$634,553	$4,716	$664,736

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $6.5 million and $8.6 million at June 30, 2015 and December 31, 2014, respectively. The allowance for loans losses allocated to these loans was $135,000 and $146,000 at June 30, 2015 and December 31, 2014, respectively.

Non-covered loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $14.1 million and $18.3 million at June 30, 2015 and December 31, 2014, respectively.

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

The following tables present the composition of non-covered loans, excluding PCI loans, by credit quality indicator at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$164,921	$6,919	$5,573	$—	$177,413
Commercial	271,762	10,705	1,622	—	284,089
Construction and land development	51,549	707	4,752	—	57,008
Second mortgages	5,786	1,509	61	—	7,356
Multifamily	44,343	—	—	—	44,343
Agriculture	6,275	379	—	—	6,654
Total real estate loans	544,636	20,219	12,008	—	576,863
Commercial loans	95,281	1,016	213	—	96,510
Consumer installment loans	4,891	36	84	—	5,011
All other loans	1,396	—	—	—	1,396
Total loans	$646,204	$21,271	$12,305	$—	$679,780

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$153,699	$7,540	$5,932	$—	$167,171
Commercial	268,391	10,363	3,373	—	282,127
Construction and land development	51,473	620	4,934	—	57,027
Second mortgages	4,636	1,300	61	—	5,997
Multifamily	33,812	—	—	—	33,812
Agriculture	7,163	—	—	—	7,163
Total real estate loans	519,174	19,823	14,300	—	553,297
Commercial loans	90,035	1,991	7,757	—	99,783
Consumer installment loans	5,351	21	124	—	5,496
All other loans	1,444	—	—	—	1,444
Total loans	$616,004	$21,835	$22,181	$—	$660,020

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance.

During the three and six months ended June 30, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000. During the three and six months ended June 30, 2014, there were no loans modified that were considered to be TDRs.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and six months ended June 30, 2015 and 2014.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2015, the Company had 1-4 family mortgages in the amount of $141.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $119.2 million.

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

As of June 30, 2015 and December 31, 2014, the outstanding contractual balance of the covered loans was $88.8 million and $94.9 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Covered Loans	Amount	% of Covered Loans
Mortgage loans on real estate:
Residential 1-4 family	$55,715	94.38%	$59,075	94.15%
Second mortgages	3,042	5.15	3,393	5.41
Multifamily	277	0.47	276	0.44
Total real estate loans	59,034	100.00	62,744	100.00
Total covered loans	$59,034	100.00%	$62,744	100.00%

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the non-covered allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on covered loans of $386,000 at December 31, 2014 related to residential 1-4 family loans. There was no other activity in the allowance for loan losses on covered loans for the three and six months ended June 30, 2015 and 2014.

The following table presents information on the covered loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$386	$55,715	$386	$59,075
Second mortgages	—	3,042	—	3,393
Multifamily	—	277	—	276
Total real estate loans	386	59,034	386	62,744
Total covered loans	$386	$59,034	$386	$62,744

The change in the accretable yield balance for the six months ended June 30, 2015 and for the year ended December 31, 2014, is as follows (dollars in thousands):

Balance, January 1, 2014	$51,515
Accretion	(10,650)
Reclassification from nonaccretable yield	9,919
Transfer of PCI loans to non-covered loans	(4,773)
Balance, December 31, 2014	46,011
Accretion	(4,154)
Reclassification to nonaccretable yield	4,627
Balance, June 30, 2015	$46,484

The covered loans were not classified as nonperforming assets as of June 30, 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all covered loans.

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

The following table presents the balances of the FDIC indemnification asset at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2014	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(5,795)	(5,795)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(87)	(69)		(69)
OREO sales	(1,085)	(868)		(868)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted Change in Anticipated Expected Losses	(6,707)	(5,365)	5,365	—
December 31, 2014	5,551	4,441	14,168	18,609
Increases:
Writedown of OREO property to FMV	—	—		—
Decreases:
Net amortization of premium			(2,392)	(2,392)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	53	42		42
OREO sales	(82)	(66)		(66)
Reimbursements requested from FDIC	(14)	(11)		(11)
Reforecasted Change in Anticipated Expected Losses	(410)	(328)	328	—
June 30, 2015	$5,098	$4,078	$12,104	$16,182

Note 6.  Other real estate owned

The following table presents the balances of other real estate owned, covered by FDIC shared-loss agreements, and other real estate owned, non-covered, at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Other real estate owned, covered by FDIC shared-loss agreements	Other real estate owned, non-covered	Other real estate owned, covered by FDIC shared-loss agreements	Other real estate owned, non- covered

Residential 1-4 family	$1,784	$63	$2,019	$320
Commercial	—	829	—	1,868
Construction and land development	—	3,830	—	3,536
Total other real estate owned	$1,784	$4,722	$2,019	$5,724

At June 30, 2015, the Company had $707,000 in residential 1-4 family non-covered loans that were in the process of foreclosure and $2.8 million in residential 1-4 family covered loans that were in in process of foreclosure.

Note 7.  Deposits

The following table provides interest bearing deposit information, by type, as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014

NOW	$124,234	$123,682
MMDA	110,577	101,784
Savings	86,114	78,478
Time deposits less than $250,000	414,015	416,628
Time deposits $250,000 and over	111,496	113,809

Total interest bearing deposits	$846,436	$834,381

Note 8. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$2,427	$(811)	$(226)	$1,390
Other comprehensive (loss) income before reclassifications	(2,624)	-	142	(2,482)
Amounts reclassified from AOCI	5	-	-	5
Net current period other comprehensive (loss) income	(2,619)	-	142	(2,477)
Ending balance	$(192)	$(811)	$(84)	$(1,087)

	Three months ended June 30, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income)

Beginning balance	$(1,716)	$(155)	$(1,871)
Other comprehensive income before reclassifications	1,287	-	1,287
Amounts reclassified from AOCI	(16)	-	(16)
Net current period other comprehensive income	1,271	-	1,271
Ending balance	$(445)	$(155)	$(600)

	Six months ended June 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive loss before reclassifications	(1,453)	-	(107)	(1,560)
Amounts reclassified from AOCI	(191)	-	-	(191)
Net current period other comprehensive loss	(1,644)	-	(107)	(1,751)
Ending balance	$(192)	$(811)	$(84)	$(1,087)

	Six months ended June 30, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive (Loss) Income

Beginning balance	$(3,954)	$(155)	$(4,109)
Other comprehensive income before reclassifications	3,759	-	3,759
Amounts reclassified from AOCI	(250)	-	(250)
Net current period other comprehensive income	3,509	-	3,509
Ending balance	$(445)	$(155)	$(600)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	June 30, 2015	June 30, 2014
Unrealized loss (gain) on securities available for sale	$8	$(24)	(Loss) gain on securities transactions, net
	(3)	8	Income tax expense
	$5	$(16)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Six months ended
	June 30, 2015	June 30, 2014
Unrealized gain on securities available for sale	$(289)	$(379)	(Loss) gain on securities transactions, net
	98	129	Income tax expense
	$(191)	$(250)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$61,786	$58,851	$2,935	$-
U.S. Gov’t sponsored agencies	729	-	729	-
State, county and municipal	141,969	6,695	135,274	-
Corporate and other bonds	20,541	2,301	18,240	-
Mortgage backed – U.S. Gov’t agencies	4,276	-	4,276	-
Mortgage backed – U.S. Gov’t sponsored agencies	33,512	17,937	15,575	-
Total investment securities available for sale	262,813	85,784	177,029	-
Loans held for sale	6,503	-	6,503	-
Total assets at fair value	$269,316	$85,784	$183,532	$-
Cash flow hedge	$128	$-	$128	$-
Total liabilities at fair value	$128	$-	$128	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,707	$94,464	$4,243	$-
State, county and municipal	137,477	5,596	131,881	-
Corporate and other bonds	11,883	-	11,883	-
Mortgage backed – U.S. Gov’t agencies	2,258	-	2,258	-
Mortgage backed – U.S. Gov’t sponsored agencies	24,243	-	24,243	-
Total investment securities available for sale	274,568	100,060	174,508	-
Loans held for sale	200	-	200	-
Cash flow hedge	23	-	23	-
Total assets at fair value	$274,791	$100,060	$174,731	$-
Total liabilities at fair value	$-	$-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$8,105	$—	$—	$8,105
Other real estate owned (OREO), non-covered	4,722	—	—	4,722
Other real estate owned (OREO), covered	1,784	—	—	1,784
Total assets at fair value	$14,611	$—	$—	$14,611
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans, non-covered	$14,286	$—	$—	$14,286
Other real estate owned (OREO), non-covered	5,724	—	—	5,724
Other real estate owned (OREO), covered	2,019	—	—	2,019
Total assets at fair value	$22,029	$—	$—	$22,029
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans, non-covered

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2015 and December 31, 2014, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$38,465	$38,819	$—	$38,819	$—
Loans, non-covered	674,118	682,363	—	669,862	12,501
Loans, covered	58,648	63,972	—	—	63,972
FDIC indemnification asset	16,182	3,941	—	—	3,941

Financial liabilities:
Interest bearing deposits	846,436	848,670	—	848,670	—
Long-term borrowings	92,432	92,460	—	92,460	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,197	$37,539	$—	$37,539	$—
Loans, non-covered	655,371	661,806	—	642,645	19,161
Loans, covered	62,358	69,483	—	—	69,483
FDIC indemnification asset	18,609	4,242	—	—	4,242

Financial liabilities:
Interest bearing deposits	834,381	836,658	—	836,658	—
Long-term borrowings	110,205	110,218	—	110,218	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2015. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Long-term borrowings

The fair values of the Company’s long-term borrowings, such as FHLB advances and long-term debt, are estimated using discounted cash flow analyzes based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Note 10. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2015
Basic EPS	$1,693	21,821	$0.08
Effect of dilutive stock awards	—	137	—
Diluted EPS	$1,693	21,958	$0.08

For the three months ended June 30, 2014
Basic EPS	$1,538	21,742	$0.07
Effect of dilutive stock awards	—	197	—
Diluted EPS	$1,538	21,939	$0.07

For the six months ended June 30, 2015
Basic EPS	$3,005	21,810	$0.14
Effect of dilutive stock awards	—	184	—
Diluted EPS	$3,005	21,994	$0.14

For the six months ended June 30, 2014
Basic EPS	$3,197	21,736	$0.15
Effect of dilutive stock awards	—	236	—
Diluted EPS	$3,197	21,972	$0.15

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and six months ended June 30, 2015. Antidilutive common shares issuable under awards or options of 36,000 were excluded from the computation of diluted earnings per common share during the three and six months ended June 30, 2014.

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

The following table provides the components of net periodic benefit cost for the plan for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Interest cost	$47	$56	$95	$111
Expected return on plan assets	(88)	(99)	(177)	(198)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	11	3	22	6
Net periodic benefit	$(29)	$(39)	$(58)	$(79)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of June 30, 2015, the Company had $160,000 of cash pledged as collateral.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge is deemed to be effective. At June 30, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $128,000 and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2015 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2015 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 22 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

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

For 2015, the Company is strategically prepared to grow and expand organically throughout Virginia and Maryland. The Company opened new branch offices in Bowie, Maryland on January 12, 2015 and in the Bon Air area of Richmond, Virginia on August 3, 2015. The Company recently fully staffed an existing loan production office in Fairfax, Virginia with three new lenders. Additionally, four other lenders have been added to its small business and commercial banking groups. While this increases salary costs in the short term, it is expected to add significant value with both future loan production and growth in low cost deposits.

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “covered loans”), subject to FASB ASC Topic 805, Business Combinations, are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

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

RESULTS OF OPERATIONS

Overview

Net income was $1.7 million for the second quarter of 2015, compared with $1.7 million in the second quarter of 2014. Net income available to common shareholders was $1.7 million in the second quarter of 2015, compared with $1.5 million in the second quarter of 2014. Earnings per common share, basic and fully diluted, were $0.08 per share for the second quarter of 2015, compared with $0.07 per share for the second quarter of 2014.

Net income was $3.0 million for the six months ended June 30, 2015 compared with $3.4 million for the first half of 2014. Net income available to common shareholders equaled $3.0 million for the first half of 2015 versus $3.2 million for the same period in 2014. The decline in net income over the respective time periods was the result of lower net interest income coupled with a modest increase in operating expenses, most notably personnel expenses. Earnings per common share, basic and fully diluted, were $0.14 per share and $0.15 per share for the six months ended June 30, 2015 and 2014, respectively.

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

Net interest income declined $295,000, or 2.7%, from the second quarter of 2014 to the second quarter of 2015. Interest income declined $122,000, or 1.0%, when comparing these time periods. Interest income on the non-covered loan portfolio increased $875,000, or 12.0%. Average non-covered loan balances increased $75.2 million when comparing the second quarter of 2014 to the second quarter of 2015, while the average loan yield declined only two basis points to 4.77% for the second quarter of 2015. This increase was more than offset by a $995,000, or 30.5%, decline in covered loan interest income over the same time frame. This decline was partially the result of fewer significant cash payments received on covered loans related to pools that had previously been written down to a zero carrying value. During the second quarter of 2014, these significant cash payments totalled $706,000 and, during the second quarter of 2015, these payments totalled $475,000. The remainder of the decrease was due to normal amortization within the portfolio. As a result, the yield on the covered loan portfolio fell from 19.62% for the second quarter of 2014 to 15.07% for the second quarter of 2015.

Interest expense increased $173,000, or 10.2%, when comparing the second quarter of 2014 and the second quarter of 2015. Interest expense on deposits increased $33,000, or 2.3%, while interest expense on borrowings increased $140,000, or 57.4%. The slight increase in deposit cost was driven by higher cost time deposits. Average FHLB advances increased $14.4 million, and the expense associated with the borrowings increased $138,000, from the second quarter of 2014 to the second quarter of 2015. This increase in interest expense was also influenced by the $30.0 million notional value swap entered into during the fourth quarter of 2014. Consequently, the average cost of FHLB and other borrowings increased 46 basis points from 0.80% for the second quarter of 2014 to 1.26% for the second quarter of 2015. Other interest expense was attributed to the third-party loan that the Company closed in the second quarter of 2014 for which the proceeds were used to pay off the Company’s then outstanding TARP investment. Pre-tax interest on the loan equalled $84,000 for the second quarter of 2015, versus $81,000 in the second quarter of 2014.

The tax equivalent net interest margin declined 28 basis points from 4.35% in the second quarter of 2014 to 4.07% in the second quarter of 2015. Likewise, the net interest spread decreased from 4.29% to 3.98% over the same time period.  The decline in margin was precipitated by the reduction in cash basis covered loan income, which helped drive overall loan yields down 64 basis points.

For the first half of 2015, net interest income decreased $819,000, or 3.9%, when compared to the first six months of 2014. Interest income declined $351,000, or 1.4%, over this time frame while interest expense increased $468,000, or 14.3%. Interest income on the non-covered loan portfolio increased $1.7 million, or 12.1%. Average non-covered loan balances increased $75.9 million, or 12.6%, for the first six months of 2015 versus the same period in 2014, while the average loan yield declined only two basis points to 4.77% for the first half of 2015. This increase partially offset a $2.0 million, or 32.8%, decline in covered loan interest income over the same time frame. Part of the decline in this income was related to significant cash payments on loans related to pools previously written down to a zero carrying value. Significant cash payments equalled $1.1 million in the first half of 2014 and $475,000 in the first half of 2015, all of which were received during the second quarter. As mentioned above, the remainder of the decrease was due to normal amortization within the portfolio. As a result, the yield on the covered loan portfolio fell from 18.00% for the first six months of 2014 to 13.74% for the same period in 2015.

Interest expense increased $468,000, or 14.3%, when comparing the first six months of 2014 and the first six months of 2015. Deposit costs increased a modest $73,000, or 2.6%, over this time frame while interest expense on FHLB borrowings increased $300,000, or 92.9%, over the same time frame. Average FHLB advances increased $16.8 million for the first six months of 2015 compared with the first six months of 2014. The increase in the associated FHLB interest expense was the result of the swap noted above. The average cost of FHLB and other borrowings increased 48 basis points from 0.80% for the six months ended June 30, 2014 to 1.28% for the first six months of 2015. Other interest expense was attributed to the third-party loan mentioned above. The pre-tax interest on the loan, which closed in the second quarter of 2014, equalled $176,000 for the first half of 2015, versus $81,000 for the first six months of 2014.

The tax equivalent net interest margin declined 34 basis points from 4.32% in the first half of 2014 to 3.98% in the first half of 2015. Likewise, the net interest spread decreased from 4.26% to 3.90% over the same time period.  As previously discussed, the decline in the margin was influenced by the reduction in cash basis covered loan income, which helped drive overall loan yields down 65 basis points.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2015 and 2014. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

(dollars in thousands)	Three months ended June 30, 2015			Three months ended June 30, 2014
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, non-covered, including fees	$686,293	$8,166	4.77%	$611,065	$7,291	4.79%
FDIC covered loans, including fees	60,388	2,269	15.07	66,722	3,264	19.62
Total loans	746,681	10,435	5.61	677,787	10,555	6.25
Interest bearing bank balances	20,874	17	0.33	28,795	22	0.31
Federal funds sold	3,473	1	0.10	1,379	-	0.10
Securities (taxable)	212,681	1,355	2.55	269,566	1,710	2.54
Securities (tax exempt) (1)	74,762	795	4.25	22,436	255	4.55
Total earning assets	1,058,471	12,603	4.78	999,963	12,542	5.03
Allowance for loan losses	(9,732)			(10,802)
Non-earning assets	99,028			117,948
Total assets	$1,147,767			$1,107,109

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$225,643	$169	0.30%	$199,829	$148	0.30%
Savings	84,576	66	0.31	77,057	66	0.34
Time deposits	525,372	1,251	0.96	558,797	1,239	0.89
Total interest bearing deposits	835,591	1,486	0.71	835,683	1,453	0.70
Short-term borrowings	283	-	0.62	73	1	0.61
FHLB and other borrowings	95,437	300	1.26	81,056	162	0.80
Long-term debt	8,069	84	4.11	8,098	81	3.98
Total interest bearing liabilities	939,380	1,870	0.80	924,910	1,697	0.74
Noninterest bearing deposits	93,623			73,738
Other liabilities	4,061			4,526
Total liabilities	1,037,064			1,003,174
Shareholders' equity	110,703			103,935
Total liabilities and shareholders' equity	$1,147,767			$1,107,109
Net interest earnings		$10,733			$10,845
Interest spread			3.98%			4.29%
Net interest margin			4.07%			4.35%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(dollars in thousands)	Six months ended June 30, 2015			Six months ended June 30, 2014
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, non-covered, including fees	$679,247	$16,072	4.77%	$603,381	$14,342	4.79%
FDIC covered loans, including fees	61,406	4,183	13.74	69,731	6,225	18.00
Total loans	740,653	20,255	5.51	673,112	20,567	6.16
Interest bearing bank balances	18,137	34	0.38	22,586	35	0.31
Federal funds sold	3,735	2	0.10	693	-	0.10
Securities (taxable)	219,311	2,723	2.48	274,404	3,408	2.48
Securities (tax exempt) (1)	68,177	1,468	4.31	21,244	491	4.61
Total earning assets	1,050,013	24,482	4.70	992,039	24,501	4.98
Allowance for loan losses	(9,713)			(10,878)
Non-earning assets	100,882			115,838
Total assets	$1,141,182			$1,096,999

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$223,518	$323	0.29%	$195,341	$291	0.30%
Savings	82,116	126	0.31	76,333	132	0.35
Time deposits	526,042	2,485	0.95	557,340	2,438	0.88
Total interest bearing deposits	831,676	2,934	0.71	829,014	2,861	0.70
Short-term borrowings	904	2	0.54	601	2	0.52
FHLB and other borrowings	97,959	623	1.28	81,145	323	0.80
Long-term debt	8,560	176	4.09	4,071	81	3.98
Total interest bearing liabilities	939,099	3,735	0.80	914,831	3,267	0.72
Noninterest bearing deposits	88,065			71,180
Other liabilities	4,152			4,225
Total liabilities	1,031,316			990,236
Shareholders' equity	109,866			106,763
Total liabilities and shareholders' equity	$1,141,182			$1,096,999
Net interest earnings		$20,747			$21,234
Interest spread			3.90%			4.26%
Net interest margin			3.98%			4.32%

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

The Company did not record a provision for loan losses in either the three or six month periods ended June 30, 2015 or 2014 with respect to either its non-covered loan portfolio or its FDIC covered loan portfolio.  With respect to the non-covered loan portfolio, this was the direct result of nominal charge-offs and the ongoing stabilization of asset quality.

There were net recoveries of $853,000 in the second quarter of 2015, compared with net charge-offs of $254,000 in the second quarter of 2014.  Total charge-offs for the second quarter of 2015 were $489,000 compared with $446,000 in the second quarter of 2014.  Recoveries of previously charged-off loans were $1.3 million for the second quarter of 2015 compared with $192,000 in the first quarter of 2014.

There were net recoveries of $597,000 in the six months ended June 30, 2015, compared with net charge-offs of $288,000 in the six months ended June 30, 2014.  Total charge-offs for the first six months of 2015 were $851,000 compared with $598,000 for the same period in 2014.  Recoveries of previously charged-off loans were $1.4 million in the six months ended June 30, 2015 compared with $310,000 for the same period in 2014.

Noninterest Income

Noninterest income increased $236,000, or 24.3%, from the second quarter of 2014 to the second quarter of 2015. Other operating income increased $281,000, or 170.3%, from the quarter ended June 30, 2014 to the quarter ended June 30, 2015. A vast improvement in mortgage income was the sole driver of this increase. In June 2014, the Company began a wholesale mortgage operation to complement and expand the existing mortgage origination division. This has contributed significant growth to the mortgage operation in 2015. Mortgage income increased $232,000, or 773.3%, when comparing the second quarter of 2015 with the second quarter of 2014. This improvement more than offset any decline in other noninterest income categories.

For the six months ended June 30, 2015, noninterest income totaled $2.6 million, which was a $332,000, or 14.6%, improvement from the first six months of 2014. Other noninterest income increased principally because of mortgage income. Mortgage income was $73,000 for the first six months of 2014 increasing $337,000, or 461.6%, to $410,000 for the first six months of 2015.

Noninterest Expense

Noninterest expenses increased $84,000, or 0.9%, when comparing the second quarter of 2014 with the same period in 2015. The single largest increase was in salaries and benefits which rose $378,000, or 9.4%, over this time frame. The overall increase in salaries and benefits expense was related to increased staffing in 2015, most notably income producing lenders. Other operating expense increased $87,000, or 5.2%, when comparing the second quarter of 2014 with the second quarter of 2015. Credit expense increased $197,000, or 140.7%, which was driven in part by the legal fees related to the resolution of a $7.4 million commercial loan relationship, as well as filing fees and appraisal expenses. Within the other operating expense category, supplies expense declined $35,000, or 24.0%, and external audit fees declined $85,000, or 61.6%, over the same time frame.

The Company benefitted from a $325,000, or 22.0%, decline in the indemnification asset amortization from the second quarter of 2014 to the second quarter of 2015. Occupancy expenses and data processing fees declined $68,000, or 9.9%, and $51,000, or 11.0%, respectively, during this time frame. The improvement in occupancy expenses was driven by lower rental expense following the closing of the Landover Hills branch in the fourth quarter of 2014. The reduction in data processing fees was the result of account consolidation and improved vendor contract pricing.

Noninterest expenses increased $426,000, or 2.3%, when comparing the first six months of 2014 and 2015. The majority of the increase was evidenced in two categories: salaries and benefits expense and other operating expenses. Salaries and benefits expense increased $950,000, or 11.9%, during the first six months of 2015 when compared with the first six months of 2014. This increase was the result of increased staffing and the related benefits from the addition of new lending team members over the last year to boost production. Other operating expenses increased $275,000, or 8.9%, over the same time frame. This increase was primarily driven by an increase in credit related expenses and advertising expenses. Credit expense increased $263,000, or 110.5%, and was driven in part by the legal fees for the resolution of the commercial loan relationship mentioned above. Within the other operating expense category, state taxes declined $100,000, or 87.0%, and external audit fees declined $97,000, or 43.7%. These declines off set a $167,000 increase in advertising expenses over the same time frame. The increase in advertising expenses was partially attributed to new promotional materials for new deposit products. The reduction in state taxes was the result of reincorporating the Company from Delaware to Virginia at the beginning of 2014.

Other noteworthy changes in noninterest expenses over this time frame included FDIC indemnification asset amortization, other real estate expense, and data processing fees. FDIC indemnification asset amortization declined $584,000, or 19.6%, while other real estate expenses and data processing fees declined $161,000, or 42.0%, and $103,000, or 10.8%, respectively. The improvement in other real estate expense was driven by increased rental income related to other real estate owned (OREO) property coupled with lower losses taken on the disposition of OREO property.

Income Taxes

Income tax expense was $533,000 for the three months ended June 30, 2015, compared with income tax expense of $649,000 for the second quarter of 2014. Income tax expense was $884,000 for the first six months of 2015 compared with $1.4 million for the first six months of 2014. The effective tax rate for the second quarter of 2015 was 23.9% versus 27.4% for the second quarter of 2014. The effective tax rate for the first six months of 2015 was 22.7% compared with 28.3% for the first six months of 2014. This decline in the effective tax rate was due to an increased level of nontaxable income related to an increased volume of municipal securities.

FINANCIAL CONDITION

General

During the first six months of 2015, total assets increased $3.4 million to $1.159 billion at June 30, 2015. Total loans were $743.1 million at June 30, 2015, increasing $15.6 million since December 31, 2014.  Total non-covered loans were $684.0 million at June 30, 2015 and $664.7 million at December 31, 2014. The majority of the non-covered loan growth was in the residential 1-4 family loan category as well as the multifamily loan segment. Residential 1-4 family loans grew $10.2 million, or 6.0%, and multifamily loans grew $10.5 million or 31.1%, since year end.

The Company’s securities portfolio, excluding equity securities, declined $9.5 million, or 3.1%, from $310.8 million at December 31, 2014 to $301.3 million at June 30, 2015. Realized losses of $8,000 occurred during the second quarter of 2015 through sales and call activity, and net gains on the sales of securities aggregated $289,000 for the first six months of 2015. This compares with $24,000 of net gains taken in the second quarter of 2014 and $379,000 during the first six months of 2014.

The Company had cash and cash equivalents of $18.9 million and $22.4 million at June 30, 2015 and December 31, 2014, respectively. There were $5.0 million in federal funds purchased at June 30, 2015 versus $14.5 million at December 31, 2014.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $263.0 million at June 30, 2015 and $274.6 million at December 31, 2014. At June 30, 2015, the Company had a net unrealized loss on the AFS portfolio of $290,000 compared with a net unrealized gain of $2.2 million at December 31, 2014. Municipal securities comprised 54% of the total AFS portfolio at June 30, 2015. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, than other categories contained within the rest of the portfolio.

Interest bearing deposits at June 30, 2015 were $846.4 million, an increase of $12.1 million, or 1.44%, from December 31, 2014. MMDA and savings account balances increased $8.8 million and $7.6 million, or 8.6% and 9.7%, respectively, over the same time period. Retail time deposit account balances increased $3.3 million, or 0.7%, during the first half of 2015, while brokered time deposits declined $8.2 million, or 11.2%, since year end. Management has focused on changing the deposit mix from higher cost time deposit products to lower cost transactional products. The Company has been successful with its solid growth in interest free demand deposits and other transactional accounts mentioned above.

FHLB advances were $81.0 million at June 30, 2015, compared with $96.4 million at December 31, 2014. During the second quarter of 2015, $15.2 million in FHLB advances matured. Total deposit growth of $32.9 million during the second quarter of 2015 afforded the reduction in FHLB advances. Long term debt totaled $7.3 million at June 30, 2015, declining by $2.4 million, or 24.8%, since December 31, 2014. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company has repaid $3.4 million of this debt and should have the loan fully paid within the next two years.

Shareholders’ equity was $109.2 million at June 30, 2015 and $107.7 million at December 31, 2014, respectively. Shareholders’ equity increased $1.5 million, or 1.4%, from year end 2014 as the result of a decline in other comprehensive income related to net losses in the investment portfolio and net income of $3.0 million in the first half of 2015.

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

The Company maintains a list of non-covered loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Non-covered nonperforming assets totaled $15.3 million at June 30, 2015 and net recoveries were $597,000 for the six months ended June 30, 2015. This compares with nonperforming assets of $22.3 million and net charge-offs of $1.2 million at and for the year ended December 31, 2014.

Nonperforming non-covered loans were $10.5 million at June 30, 2015, a decrease from $16.6 million at December 31, 2014. The $6.0 million decrease in nonperforming loans since December 31, 2014 was the net result of $3.2 million in additions to nonperforming loans and $9.2 million in reductions.  With respect to the reductions to nonperforming loans, $7.5 million were payoffs, $7.4 million of which was related to one nonaccrual commercial relationship. Other reductions consisted of $837,000 of payments to existing credits, $781,000 of charge-offs, and $38,000 of loans returned to accruing status.

The allowance for loan losses equaled 93.68% of non-covered nonaccrual loans at June 30, 2015 compared with 55.92% at December 31, 2014. The ratio of the allowance for loan losses to total nonperforming assets was 64.67% at June 30, 2015, compared with 41.57% at December 31, 2014.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 2.21% at June 30, 2015 versus 3.35% at December 31, 2014.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2015 and December 31, 2014, total impaired non-covered loans equaled $10.5 million and $16.9 million, respectively.

The following table sets forth selected asset quality data, excluding FDIC covered assets and PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Nonaccrual loans	$10,530	$16,571
Loans past due 90 days and accruing interest	—	—
Total nonperforming non-covered loans	10,530	16,571
OREO – non-covered	4,722	5,724
Total nonperforming non-covered assets	$15,252	$22,295

Accruing troubled debt restructure loans	$4,594	$6,195

Balances
Specific reserve on impaired loans	1,066	1,694
General reserve related to unimpaired loans	8,798	7,573
Total allowance for loan losses	$9,864	$9,267

Average loans during the year, net of unearned income	$679,247	$621,213

Impaired loans	10,530	16,852
Non-impaired loans	669,250	643,168
Total loans, net of unearned income	$679,780	$660,020

Ratios
Allowance for loan losses to loans	1.45%	1.40%
Allowance for loan losses to nonperforming assets	64.67	41.57
Allowance for loan losses to nonaccrual loans	93.68	55.92
General reserve to non-impaired loans	1.31	1.18
Nonaccrual loans to loans	1.55	2.51
Nonperforming assets to loans and OREO	2.21	3.35
Net (recoveries) charge-offs to average loans	(0.18)	0.19

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2015, the Company had 18 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Four of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at June 30, 2015 was $6.6 million, of which $2.0 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding covered loans, at June 30, 2015 and December 31, 2014 is below (dollars in thousands):

	June 30, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,894	$3,342
Commercial	1,737	607
Construction and land development	4,752	4,920
Second mortgages	61	61
Multifamily	—	—
Agriculture	—	—
Total real estate loans	10,444	8,930
Commercial loans	2	7,521
Consumer installment loans	84	120
All other loans	—	—
Total loans	$10,530	$16,571

At June 30, 2015, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2015 was $4.8 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The Company charged off $455,000 related to one of these relationships during the first six months of 2015. The total amount of the allowance for loan losses attributed to all eight relationships was $548,000, or 11.5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 14.9% at June 30, 2015 compared with 14.7% at December 31, 2014. The tier 1 risk-based capital ratio was 13.7% at June 30, 2015 and 13.5% at December 31, 2014. The Company’s tier 1 leverage ratio was 9.9% at June 30, 2015 and 9.4% at December 31, 2014.  All capital ratios exceed regulatory minimums to be considered well capitalized. As discussed above, Basel III introduced the common equity tier 1 capital ratio, which was 13.2% at June 30, 2015.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019.

On its March 31, 2015 regulatory Call Report, the Bank made the one-time AOCI opt-out election, which allows banks under $250 billion in assets that make the one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Cash and due from banks	$6,480	$8,329
Interest bearing bank deposits	12,389	14,024
Available for sale securities, at fair value, unpledged	244,044	199,067
Total liquid assets	$262,913	$221,420

Deposits and other liabilities	$1,049,952	$1,048,084
Ratio of liquid assets to deposits and other liabilities	25.04%	21.13%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2015 and December 31, 2014, is as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Commitments with off-balance sheet risk:
Commitments to extend credit	$85,580	$87,017
Standby letters of credit	7,181	7,358
Total commitments with off-balance sheet risks	$92,761	$94,375

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

At June 30, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $128,000, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2015 (dollars in thousands):

	Change in net interest income
	%	$
Change in Yield curve
+400 bp	(1.7)%	(639)
+300 bp	(1.8)%	(666)
+200 bp	(1.3)%	(474)
+100 bp	(1.0)%	(374)
most likely	0%	—
-100 bp	1.8%	665
-200 bp	(0.2)%	(83)
-300 bp	(0.5)%	(198)
-400 bp	(0.5)%	(201)

At June 30, 2015, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could decrease by 1.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 0.5%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2015

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 7, 2015

