Form 10-Q
period 2015-09-30
Community Bankers Trust Corp
filed 2015-11-06
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

At September 30, 2015, there were 21,848,489 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$10,032	$8,329
Interest bearing bank deposits	2,405	14,024
Total cash and cash equivalents	12,437	22,353

Securities available for sale, at fair value	266,961	274,568
Securities held to maturity, at cost (fair value of $39,773 and $37,539, respectively)	38,732	36,197
Equity securities, restricted, at cost	8,610	8,816
Total securities	314,303	319,581

Loans held for sale	673	200

Loans	693,002	660,020
Purchased credit impaired (PCI) loans	61,073	67,460
Total loans	754,075	727,480
Allowance for loan losses (loans of $9,701 and $9,267, respectively; PCI loans of $484 and $484, respectively)	(10,185)	(9,751)
Net loans	743,890	717,729

FDIC indemnification asset	—	18,609
Bank premises and equipment, net	27,583	29,702
Bank premises and equipment held for sale	2,228	465
Other real estate owned	5,858	7,743
Bank owned life insurance	21,466	21,004
FDIC receivable under shared-loss agreements	—	669
Core deposit intangibles, net	3,282	4,713
Other assets	17,465	12,966
Total assets	$1,149,185	$1,155,734

LIABILITIES

Deposits:
Noninterest bearing	$99,549	$84,564
Interest bearing	834,016	834,381
Total deposits	933,565	918,945

Federal funds purchased and securities sold under agreements to repurchase	958	14,500
Federal Home Loan Bank advances	95,844	96,401
Long-term debt	6,476	9,680
Trust preferred capital notes	4,124	4,124
Other liabilities	5,263	4,434
Total liabilities	1,046,230	1,048,084

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,848,489 and 21,791,523 shares issued and outstanding, respectively)	218	218
Additional paid in capital	145,751	145,321
Retained deficit	(43,264)	(38,553)
Accumulated other comprehensive income	250	664
Total shareholders’ equity	102,955	107,650
Total liabilities and shareholders’ equity	$1,149,185	$1,155,734

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest and dividend income
Interest and fees on loans	$7,986	$7,924	$23,750	$22,079
Interest and fees on PCI loans	1,730	2,646	6,221	9,058
Interest on federal funds sold	—	—	2	—
Interest on deposits in other banks	12	11	46	46
Interest and dividends on securities
Taxable	1,396	1,813	4,119	5,221
Nontaxable	599	271	1,568	595
Total interest and dividend income	11,723	12,665	35,706	36,999
Interest expense
Interest on deposits	1,523	1,504	4,457	4,365
Interest on other borrowed funds	355	279	1,156	685
Total interest expense	1,878	1,783	5,613	5,050
Net interest income	9,845	10,882	30,093	31,949
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	9,845	10,882	30,093	31,949
Noninterest income
Service charges on deposit accounts	583	584	1,668	1,634
Gain on securities transactions, net	74	115	363	494
Gain on sale of other loans, net	—	78	69	153
Income on bank owned life insurance	188	193	562	578
Mortgage loan income	230	42	640	115
Other	178	154	554	463
Total noninterest income	1,253	1,166	3,856	3,437
Noninterest expense
Salaries and employee benefits	4,803	4,072	13,704	12,023
Occupancy expenses	669	631	1,976	1,966
Equipment expenses	282	255	782	734
FDIC assessment	187	210	644	611
Data processing fees	401	355	1,255	1,312
FDIC indemnification asset amortization	13,803	1,439	16,195	4,415
Amortization of intangibles	477	477	1,431	1,431
Other real estate expense	858	392	1,080	775
Other operating expenses	1,549	1,707	4,924	4,807
Total noninterest expense	23,029	9,538	41,991	28,074
(Loss) income before income taxes	(11,931)	2,510	(8,042)	7,312
Income tax (benefit) expense	(4,215)	697	(3,331)	2,055
Net (loss) income	$(7,716)	$1,813	$(4,711)	$5,257
Dividends paid on preferred stock	—	—	—	247
Net (loss) income available to common shareholders	$(7,716)	$1,813	$(4,711)	$5,010
Net income per share — basic	$(0.35)	$0.08	$(0.21)	$0.23
Net income per share — diluted	$(0.35)	$0.08	$(0.21)	$0.23
Weighted average number of shares outstanding
Basic	21,835	21,764	21,819	21,745
Diluted	21,835	21,987	21,819	21,964

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net (loss) income	$(7,716)	$1,813	$(4,711)	$5,257

Other comprehensive income (loss):
Unrealized gains on investment securities:
Change in unrealized gain in investment securities	2,571	879	371	6,574
Tax related to unrealized gain in investment securities	(873)	(299)	(126)	(2,235)
Reclassification adjustment for gain in securities sold	(74)	(115)	(363)	(494)
Tax related to realized gain in securities sold	25	39	123	168
Cash flow hedge:
Change in unrealized gain in cash flow hedge	(470)	-	(634)	-
Tax related to cash flow hedge	158	-	215	-
Total other comprehensive income (loss)	1,337	504	(414)	4,013
Total comprehensive (loss) income	$(6,379)	$2,317	$(5,125)	$9,270

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(dollars and shares in thousands)

							Accumulated
					Additional		Other
	Preferred		Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance January 1, 2014	$10,680	$1,037	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	74	1	188	—	—	189
Dividends paid on preferred stock	—	—	—	—	—	(247)	—	(247)
Issuance of stock options	—	—	—	—	137	—	—	137
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)	—	—	257	—	—	(780)
Net income	—	—	—	—	—	5,257	—	5,257
Other comprehensive income	—	—	—	—	—	—	4,013	4,013
Balance September 30, 2014	$—	$—	21,783	$218	$145,238	$(40,812)	$(96)	$104,548
Balance January 1, 2015	$—	$—	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	—	—	56	0	197	—	—	197
Issuance of stock options	—	—	—	—	233	—	—	233
Net loss	—	—	—	—	—	(4,711)	—	(4,711)
Other comprehensive loss	—	—	—	—	—	—	(414)	(414)
Balance September 30, 2015	$—	$—	21,848	$218	$145,751	$(43,264)	$250	$102,955

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(dollars in thousands)

	September 30, 2015	September 30, 2014
Operating activities:
Net (loss) income	$(4,711)	$5,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	2,651	2,558
Non-cash contribution of property	—	68
Issuance of common stock and stock options	430	326
Amortization of purchased loan premium	222	960
Amortization of security premiums and accretion of discounts, net	1,942	2,612
Net gain on sale of securities	(363)	(494)
Net loss on sale and valuation of other real estate owned	1,010	700
Net gain on sale of loans	(69)	(153)
Originations of mortgages held for sale	(44,876)	(1,520)
Proceeds from sales of mortgages held for sale	44,403	1,381
Loss on termination of FDIC shared-loss agreement	13,084	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,870)	2,679
Increase in accrued expenses and other liabilities	413	580
Net cash provided by operating activities	12,266	14,954

Investing activities:
Proceeds from available for sale securities	116,364	87,169
Proceeds from held to maturity securities	1,632	5,704
Proceeds from sale of equity securities	1,658	587
Purchase of available for sale securities	(110,605)	(83,479)
Purchase of held to maturity securities	(3,893)	(15,777)
Purchase of equity securities	(1,452)	(378)
Proceeds from sale of other real estate owned	2,572	3,132
Improvements of other real estate, net of insurance proceeds	(488)	(418)
Net increase in loans	(31,659)	(54,868)
Principal recoveries of loans previously charged off	1,494	520
Purchase of premises and equipment, net	(1,602)	(2,751)
Proceeds from termination of FDIC shared-loss agreement	3,100	—
Proceeds from sale of loans	3,380	11,175
Net cash used in investing activities	(19,499)	(49,384)

Financing activities:
Net increase in noninterest bearing and interest bearing demand deposits	14,620	29,371
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(13,542)	(2,713)
Net (decrease) increase in Federal Home Loan Bank borrowings	(557)	4,459
Cash dividends paid	—	(247)
Proceeds from long-term debt	—	10,680
Redemption of preferred stock and relate warrants	—	(11,460)
Payments on long-term debt	(3,204)	(1,000)
Net cash (used in) provided by financing activities	(2,683)	29,090

Net decrease in cash and cash equivalents	(9,916)	(5,340)

Cash and cash equivalents:
Beginning of the period	$22,353	$23,835
End of the period	$12,437	$18,495
Supplemental disclosures of cash flow information:
Interest paid	$5,639	$4,924
Income taxes paid	1,920	2,249
Transfers of loans to other real estate owned property	791	2,555
Transfer of building premises and equipment to held for sale	2,118	3,237

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2015, the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2015, and the statements of (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2015. Results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures, and III. Measurement Date Practical Expedient. This Update reduces complexity in employee benefit plan accounting, which is consistent with the FASB's Simplification initiative. Parts I and III are not applicable to the Company. Regarding Part II, as new disclosure requirements have been issued or amended, employee benefit plan financial statements have been affected. Specifically, the interaction between Topic 820, Fair Value Measurement, and Topics 960, 962, and 965 on employee benefit plan accounting sometimes requires aggregation, or organization of similar investment information, in multiple ways. The objective of Part II of this Update is to simplify and make more effective the investment disclosure requirements under Topic 820 and under Topics 960, 962, and 965 for employee benefit plans. The amendments are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively. Early application is permitted. The Company does not expect the adoption of the guidance to have a material impact on its consolidation financial statements.

Certain reclassifications have been made to prior period balances to conform to the current year presentations. See Notes 3, 4, 5 and 6 for details regarding reclassifications resulting from the termination of the Company’s shared-loss agreement with the Federal Deposit Insurance Corporation (FDIC).

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,668	$80	$(721)	$57,027
U.S. Gov’t sponsored agencies	756	—	(10)	746
State, county and municipal	142,673	3,995	(795)	145,873
Corporate and other bonds	20,467	86	(437)	20,116
Mortgage backed – U.S. Gov’t agencies	8,715	10	(57)	8,668
Mortgage backed – U.S. Gov’t sponsored agencies	34,475	160	(104)	34,531
Total Securities Available for Sale	$264,754	$4,331	$(2,124)	$266,961

Securities Held to Maturity
State, county and municipal	$35,370	$929	$(62)	$36,237
Mortgage backed – U.S. Gov’t agencies	3,362	174	—	3,536
Mortgage backed – U.S. Gov’t sponsored agencies	—	—	—	—
Total Securities Held to Maturity	$38,732	$1,103	$(62)	$39,773

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
U.S. Gov’t sponsored agencies	—	—	—	—
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,878	$1,911	$2,720	$2,683
Due after one year through five years	13,406	14,031	86,793	88,070
Due after five years through ten years	14,070	14,327	133,580	134,846
Due after ten years	9,378	9,504	41,661	41,362
Total securities	$38,732	$39,773	$264,754	$266,961

Proceeds from sales of securities available for sale were $19.3 million and $17.0 million during the three months ended September 30, 2015 and 2014, respectively, and $75.5 million and $61.6 million during the nine months ended September 30, 2015 and 2014, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross realized gains	$95	$202	$670	$698
Gross realized losses	(21)	(87)	(307)	(204)
Net securities gains	$74	$115	$363	$494

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the nine months ended September 30, 2015 and 2014.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Secutities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$10,924	$(54)	$32,347	$(667)	$43,271	$(721)
U.S. Treasury issue and other U.S. Gov’t sponsored agencies	746	(10)	-	-	746	(10)
State, county and municipal	20,859	(274)	9,965	(521)	30,824	(795)
Corporate and other bonds	8,897	(396)	3,338	(41)	12,235	(437)
Mortgage backed – U.S. Gov’t agencies	2,002	(9)	1,949	(48)	3,951	(57)
Mortgage backed – U.S. Gov’t sponsored agencies	10,089	(104)	-	-	10,089	(104)
Total	$53,517	$(847)	$47,599	$(1,277)	$101,116	$(2,124)

Secutities Held to Maturity
State, county and municipal	$4,119	$(62)	$-	$-	$4,119	$(62)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$47,475	$(438)	$35,630	$(576)	$83,105	$(1,014)
State, county and municipal	3,673	(8)	32,348	(846)	36,021	(854)
Corporate and other bonds	5,756	(21)	3,113	(34)	8,869	(55)
Mortgage backed – U.S. Gov’t agencies	—	—	1,899	(98)	1,899	(98)
Mortgage backed – U.S. Gov’t sponsored agencies	2,551	(16)	712	(11)	3,263	(27)
Total	$59,455	$(483)	$73,702	$(1,565)	$133,157	$(2,048)

The unrealized losses (impairments) in the investment portfolio at September 30, 2015 and December 31, 2014 are generally a result of market fluctuations that occur daily. The unrealized losses are from 135 securities at September 30, 2015. Of those, 115 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty investment grade corporate obligations comprise the remaining securities with unrealized losses at September 30, 2015. The Company considers the reason for impairment, length of impairment and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $58.0 million and $111.3 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At each of September 30, 2015 and December 31, 2014, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

During the third quarter of 2015, the Company terminated the shared-loss agreement with the FDIC relating to the single family, residential 1-4 family mortgage assets. As a result of this termination, the Company reclassified the purchased credit impaired (PCI) loans related to the shared-loss agreement that expired March 2014, which had been reported as non-covered loans, as PCI loans for all periods presented. Consequently, loans previously referred to as non-covered loans are referred to as loans.   See Notes 4 and 5 for more information.

The Company’s loans, net of deferred fees and costs, at September 30, 2015 and December 31, 2014 were comprised of the following (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$184,256	26.59%	$167,171	25.33%
Commercial	288,111	41.57	282,127	42.75
Construction and land development	64,059	9.24	57,027	8.64
Second mortgages	7,940	1.15	5,997	0.91
Multifamily	45,609	6.58	33,812	5.12
Agriculture	6,335	0.91	7,163	1.08
Total real estate loans	596,310	86.04	553,297	83.83
Commercial loans	90,295	13.03	99,783	15.12
Consumer installment loans	5,005	0.73	5,496	0.83
All other loans	1,392	0.20	1,444	0.22
Total loans	$693,002	100.00%	$660,020	100.00%
Loans previously reported	$693,002		$664,736
Loans previously reported as PCI	—		(4,716)
Total loans	$693,002		$660,020

The Company held $14.5 million and $18.3 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2015 and December 31, 2014, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $671,000 and $922,000 at September 30, 2015 and December 31, 2014, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At September 30, 2015 and December 31, 2014, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of September 30, 2015 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$4,027	$4,552	$806
Commercial	312	518	66
Construction and land development	4,511	6,180	665
Second mortgages	13	14	2
Total real estate loans	8,863	11,264	1,539
Commercial loans	2	2	—
Consumer installment loans	81	87	14
Subtotal impaired loans with a valuation allowance	8,946	11,353	1,553
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	637	656	—
Commercial	1,212	1,392	—
Total real estate loans	1,849	2,048	—
Subtotal impaired loans without a valuation allowance	1,849	2,048	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,664	5,208	806
Commercial	1,524	1,910	66
Construction and land development	4,511	6,180	665
Second mortgages	13	14	2
Total real estate loans	10,712	13,312	1,539
Commercial loans	2	2	—
Consumer installment loans	81	87	14
Total impaired loans	$10,795	$13,401	$1,553

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2014 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,754	$2,895	$463
Commercial	308	470	53
Construction and land development	4,903	7,643	627
Second mortgages	61	63	11
Total real estate loans	8,026	11,071	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	118	120	20
Subtotal impaired loans with a valuation allowance	15,665	19,912	1,694
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	588	626	—
Commercial	418	550	—
Construction and land development	179	212	—
Total real estate loans	1,185	1,388	—
Consumer installment loans	2	3	—
Subtotal impaired loans without a valuation allowance	1,187	1,391	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,342	3,521	463
Commercial	726	1,020	53
Construction and land development	5,082	7,855	627
Second mortgages	61	63	11
Total real estate loans	9,211	12,459	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	120	123	20
Total impaired loans	$16,852	$21,303	$1,694

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Mortgage loans on real estate:
Residential 1-4 family	$4,279	$4,389	$4,003	$4,255
Commercial	1,631	872	1,125	1,690
Construction and land development	4,632	5,143	4,796	5,416
Second mortgages	37	222	37	223
Agriculture	—	—	—	102
Total real estate loans	10,579	10,626	9,961	11,686
Commercial loans	2	22	3,762	68
Consumer installment loans	83	94	101	74
Total impaired loans	$10,664	$10,742	$13,824	$11,828

During each of the three and nine months ended September 30, 2015, all of the impaired loans were also nonaccruing for which no interest income was accrued. During each of the three and nine months ended September 30, 2014, the majority of impaired loans were nonaccruing and no significant amounts of interest income were recognized on accruing impaired loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $25,000 and $301,000 was recognized during the three months ended September 30, 2015 and 2014, respectively. Cash basis income of $487,000 and $598,000 was recognized during the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, and 2014, estimated interest income of $224,000 and $204,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2015, and 2014, estimated interest income of $548,000 and $583,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents nonaccrual loans by loan category as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$4,664	$3,342
Commercial	1,524	607
Construction and land development	4,511	4,920
Second mortgages	13	61
Multifamily	—	—
Agriculture	—	—
Total real estate loans	10,712	8,930
Commercial loans	2	7,521
Consumer installment loans	81	120
All other loans	—	—
Total loans	$10,795	$16,571

Troubled debt restructures and some special mention loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. All impaired loans at September 30, 2015 were also nonaccrual loans. Impaired loans of $16.9 million at December 31, 2014 consisted of $16.6 million in nonaccrual loans, in addition to $118,000 in troubled debt restructures and $163,000 in special mention loans both of which were still accruing.

The following tables present an age analysis of past due status of loans by category as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$613	$4,664	$5,277	$178,979	$184,256	$—
Commercial	—	1,524	1,524	286,587	288,111	—
Construction and land development	—	4,511	4,511	59,548	64,059	—
Second mortgages	135	13	148	7,792	7,940	—
Multifamily	—	—	—	45,609	45,609	—
Agriculture	—	—	—	6,335	6,335	—
Total real estate loans	748	10,712	11,460	584,850	596,310	—
Commercial loans	17	2	19	90,276	90,295	—
Consumer installment loans	11	81	92	4,913	5,005	—
All other loans	33	—	33	1,359	1,392	—
Total loans	$809	$10,795	$11,604	$681,398	$693,002	$—

	December 31, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$298	$3,342	$3,640	$163,531	$167,171	$—
Commercial	200	607	807	281,320	282,127	—
Construction and land development	128	4,920	5,048	51,979	57,027	—
Second mortgages	26	61	87	5,910	5,997	—
Multifamily	—	—	—	33,812	33,812	—
Agriculture	—	—	—	7,163	7,163	—
Total real estate loans	652	8,930	9,582	543,715	553,297	—
Commercial loans	66	7,521	7,587	92,196	99,783	—
Consumer installment loans	10	120	130	5,366	5,496	—
All other loans	—	—	—	1,444	1,444	—
Total loans	$728	$16,571	$17,299	$642,721	$660,020	$—

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2015 and 2014 is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2015
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,612	$82	$(25)	$6	$3,675
Commercial	3,559	(432)	—	9	3,136
Construction and land development	1,639	195	(138)	1	1,697
Second mortgages	56	21	—	3	80
Multifamily	251	(59)	—	—	192
Agriculture	77	(44)	—	—	33
Total real estate loans	9,194	(237)	(163)	19	8,813
Commercial loans	561	200	(3)	—	758
Consumer installment loans	78	54	(43)	27	116
All other loans	31	(17)	—	—	14
Total loans	$9,864	$—	$(209)	$46	$9,701

	Three Months Ended September 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,670	$8	$(501)	$17	$3,194
Commercial	2,919	558	(67)	8	3,418
Construction and land development	1,624	(171)	—	—	1,453
Second mortgages	98	29	—	—	127
Multifamily	176	10	—	—	186
Agriculture	64	—	—	—	64
Total real estate loans	8,551	434	(568)	25	8,442
Commercial loans	1,478	(435)	—	148	1,191
Consumer installment loans	102	(3)	(35)	38	102
All other loans	25	4	—	—	29
Total loans	$10,156	$—	$(603)	$211	$9,764

	Nine Months Ended September 30, 2015
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$837	$(325)	$63	$3,675
Commercial	2,618	494	—	24	3,136
Construction and land development	1,930	341	(593)	19	1,697
Second mortgages	63	(79)	—	96	80
Multifamily	136	56	—	—	192
Agriculture	66	(33)	—	—	33
Total real estate loans	7,913	1,616	(918)	202	8,813
Commercial loans	1,242	(1,689)	(3)	1,208	758
Consumer installment loans	85	86	(139)	84	116
All other loans	27	(13)	—	—	14
Total loans	$9,267	$—	$(1,060)	$1,494	$9,701

	Nine Months Ended September 30, 2014
	Beginning of Period	Provision Allocation	Charge-offs	Recoveries	End of Period
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(112)	$(611)	$64	$3,194
Commercial	2,333	1,475	(479)	89	3,418
Construction and land development	2,252	(800)	—	1	1,453
Second mortgages	101	24	—	2	127
Multifamily	151	35	—	—	186
Agriculture	81	(17)	—	—	64
Total real estate loans	8,771	605	(1,090)	156	8,442
Commercial loans	1,546	(621)	—	266	1,191
Consumer installment loans	101	13	(110)	98	102
All other loans	26	3	—	—	29
Total loans	$10,444	$—	$(1,200)	$520	$9,764

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$906	$2,769	$3,675	$7,354	$176,902	$184,256
Commercial	105	3,031	3,136	6,400	281,711	288,111
Construction and land development	665	1,032	1,697	4,511	59,548	64,059
Second mortgages	2	78	80	13	7,927	7,940
Multifamily	—	192	192	—	45,609	45,609
Agriculture	—	33	33	—	6,335	6,335
Total real estate loans	1,678	7,135	8,813	18,278	578,032	596,310
Commercial loans	1	757	758	63	90,232	90,295
Consumer installment loans	14	102	116	81	4,924	5,005
All other loans	—	14	14	—	1,392	1,392
Total loans	$1,693	$8,008	$9,701	$18,422	$674,580	$693,002

	December 31, 2014
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$598	$2,502	$3,100	$7,307	$159,864	$167,171
Commercial	54	2,564	2,618	5,122	277,005	282,127
Construction and land development	628	1,302	1,930	5,096	51,931	57,027
Second mortgages	11	52	63	61	5,936	5,997
Multifamily	—	136	136	—	33,812	33,812
Agriculture	—	66	66	—	7,163	7,163
Total real estate loans	1,291	6,622	7,913	17,586	535,711	553,297
Commercial loans	529	713	1,242	7,757	92,026	99,783
Consumer installment loans	20	65	85	124	5,372	5,496
All other loans	—	27	27	—	1,444	1,444
Total loans	$1,840	$7,427	$9,267	$25,467	$634,553	$660,020

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $7.6 million and $8.6 million at September 30, 2015 and December 31, 2014, respectively. The allowance for loans losses allocated to these loans was $140,000 and $146,000 at September 30, 2015 and December 31, 2014, respectively.

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $14.5 million and $18.3 million at September 30, 2015 and December 31, 2014, respectively.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$172,184	$6,277	$5,795	$—	$184,256
Commercial	276,211	8,716	3,184	—	288,111
Construction and land development	59,109	439	4,511	—	64,059
Second mortgages	6,518	1,409	13	—	7,940
Multifamily	45,609	—	—	—	45,609
Agriculture	6,210	125	—	—	6,335
Total real estate loans	565,841	16,966	13,503	—	596,310
Commercial loans	89,282	950	63	—	90,295
Consumer installment loans	4,900	61	44	—	5,005
All other loans	1,392	—	—	—	1,392
Total loans	$611,415	$17,977	$13,610	$—	$693,002

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$153,699	$7,540	$5,932	$—	$167,171
Commercial	268,391	10,363	3,373	—	282,127
Construction and land development	51,473	620	4,934	—	57,027
Second mortgages	4,636	1,300	61	—	5,997
Multifamily	33,812	—	—	—	33,812
Agriculture	7,163	—	—	—	7,163
Total real estate loans	519,174	19,823	14,300	—	553,297
Commercial loans	90,035	1,991	7,757	—	99,783
Consumer installment loans	5,351	21	124	—	5,496
All other loans	1,444	—	—	—	1,444
Total loans	$616,004	$21,835	$22,181	$—	$660,020

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 18 and 16 loans that met the definition of a TDR at September 30, 2015 and 2014, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000. During the three and nine months ended September 30, 2014, the Company modified one commercial loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $69,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and nine months ended September 30, 2015 and 2014.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2015, the Company had 1-4 family mortgages in the amount of $141.7 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $123.1 million.

Note 4.  PCI Loans and Related Allowance for Loan Losses

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of Suburban Federal Savings Bank (SFSB). The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction. Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time. The Purchase and Assumption Agreement included two shared-loss agreements with respect to certain covered loans and foreclosed real estate assets. The shared-loss agreement related to loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans, which had an outstanding principal balance of $10.0 million and a carrying value of $5.5 million at March 31, 2014, are being accounted for in accordance with FASB ASC 310-30, Loans and Debt Securities Acquire with Deteriorated Credit Quality, are commonly referred to as purchased credit impaired loans, and were classified as non-covered loans effective April 1, 2014 (the “PCI loans”).

During the third quarter of 2015, the Company terminated the shared-loss agreement relating to the single family, residential 1-4 family mortgage assets. As a result of this termination, the Company reclassified the related loans (the “loans previously reported as covered by the FDIC”), as well as the PCI loans related to the shared-loss agreement that expired March 2014, which had been reported as non-covered loans, as PCI loans for all periods presented. These loans continue to be accounted for under the provisions of FASB ASC 310-30. Additionally, the Company has reclassified all interest income related to these loans as interest income on PCI loans for all periods presented.

As of September 30, 2015 and December 31, 2014, the outstanding contractual balance of the PCI loans was $94.0 million and $104.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$54,620	89.43%	$60,171	89.20%
Commercial	865	1.42	1,148	1.70
Construction and land development	2,365	3.87	2,456	3.64
Second mortgages	2,945	4.82	3,409	5.05
Multifamily	278	0.46	276	0.41
Total real estate loans	61,073	100.00	67,460	100.00
Total PCI loans	$61,073	100.00%	$67,460	100.00%
PCI loans previously reported	$61,073		$4,716
PCI loans previously reported as covered by the FDIC	—		62,744
Total PCI loans	$61,073		$67,460

The following table is a summary of interest income on PCI loans for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Interest income on PCI loans	$1,730	$202	$6,221	$388
Interest income on PCI loans previously reported as covered by the FDIC	—	2,444	—	8,670
Total interest income on PCI loans	$1,730	$2,646	$6,221	$9,058

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the non-covered allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on loans previously reported as covered by the FDIC of $386,000 at December 31, 2014 related to residential 1-4 family loans. All balances have been reclassified to the allowance for loan losses on PCI loans for all periods presented. There was no other activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2015 and 2014.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at Septermber 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$386	$54,620	$386	$60,171
Commercial	98	865	98	1,148
Construction and land development	—	2,365	—	2,456
Second mortgages	—	2,945	—	3,409
Multifamily	—	278	—	276
Total real estate loans	484	61,073	484	67,460
Total PCI loans	$484	$61,073	$484	$67,460
PCI loans previously reported	$484	$61,073	$98	$4,716
PCI loans previously reported as covered by the FDIC	—	—	386	62,744
Total PCI loans	$484	$61,073	$484	$67,460

The change in the accretable yield balance for the nine months ended September 30, 2015 and for the year ended December 31, 2014, is as follows (dollars in thousands):

Balance, January 1, 2014	$51,515
PCI loans
Accretion	(554)
Reclassification from nonaccretable yield	852
PCI loans previously reported as covered by the FDIC
Accretion	(10,650)
Reclassification from nonaccretable yield	9,919
Balance, December 31, 2014	$51,082
PCI loans	$5,071
PCI loans previously reported as covered by the FDIC	46,011
Balance, December 31, 2014	$51,082
Accretion	(6,171)
Reclassification from nonaccretable yield	5,764
Balance, September 30, 2015	$50,675

The PCI loans were not classified as nonperforming assets as of September 30, 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  FDIC Agreements and FDIC Indemnification Asset

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. Under the shared-loss agreements that are part of that agreement, the FDIC reimbursed the Bank for 80% of losses arising from the acquired loans and foreclosed real estate assets, on the first $118 million in losses on such loans and foreclosed real estate assets, and for 95% of losses on acquired loans and foreclosed real estate assets thereafter. Under the shared-loss agreements, a “loss” on an acquired loan or foreclosed real estate was defined generally as a realized loss incurred through a permitted disposition, foreclosure, short-sale or restructuring of the acquired loan or foreclosed real estate. The reimbursements for losses on single family, residential 1-4 family mortgage assets were to be made quarterly through March 2019 for losses incurred through January 2019, and the reimbursements for losses on other assets were made quarterly through March 2014. The shared-loss agreements provided for indemnification from the first dollar of losses without any threshold requirement. The reimbursable losses from the FDIC were based on the book value of the relevant loan as determined by the FDIC at the date of the transaction, January 30, 2009. New loans made after that date were not covered by the shared-loss agreements. The fair value of the shared-loss agreements is detailed below.

The Company accounted for the shared-loss agreements with the FDIC as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset was required to be measured in the same manner as the asset or liability to which it related. The FDIC indemnification asset was measured separately from the acquired loans and other real estate owned assets (OREO) because it was not contractually embedded in the acquired loan and OREO and was not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

During the third quarter of 2015, the Company terminated the shared-loss agreement relating to the single family, residential 1-4 family mortgage assets. As part of this termination, the FDIC paid the Company $3.1 million as consideration for the early termination of the shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements, including the provision to reimburse recoveries received related to the agreement that terminated in March 2014, have been eliminated under the termination agreement. The proceeds from the FDIC were first applied to the outstanding FDIC receivable of $775,000. The remaining FDIC indemnification asset balance of $13.1 million was charged-off as additional FDIC indemnification asset amortization expense.

The following table presents the balances of the FDIC indemnification asset at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2014	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(5,795)	(5,795)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(87)	(69)		(69)
OREO sales	(1,085)	(868)		(868)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted Change in Anticipated Expected Losses	(6,707)	(5,365)	5,365	—
December 31, 2014	$5,551	$4,441	$14,168	$18,609
Increases:
Writedown of OREO property to FMV	—	—		—
Decreases:
Net amortization of premium			(3,104)	(3,104)
Charge-off due to termination of shared-loss agreement			(13,091)	(13,091)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	34	27		27
OREO sales	(131)	(105)		(105)
Reimbursements requested from FDIC	(2,920)	(2,336)		(2,336)
Reforecasted Change in Anticipated Expected Losses	(2,534)	(2,027)	2,027	—
September 30, 2015	$—	$—	$—	$—

Note 6.  Other real estate owned

During the third quarter of 2015, the Company terminated the shared-loss agreement with the FDIC relating to the single family, residential 1-4 family mortgage assets. As a result of this termination, the Company reclassified its other real estate owned previously reported as covered by the FDIC to other real estate owned, which was previously reported as other real estate owned, non-covered, for all periods presented.

The following table presents the balances of other real estate owned at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014

Residential 1-4 family	$1,491	$2,339
Commercial	679	1,868
Construction and land development	3,688	3,536
Total other real estate owned	$5,858	$7,743
Other real estate owned	5,858	7,743
Other real estate owned previously reported as covered by the FDIC	—	(2,019)
Total other real estate owned	$5,858	$5,724

At September 30, 2015, the Company had $1.3 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 7.  Deposits

The following table provides interest bearing deposit information, by type, as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014

NOW	$112,277	$123,682
MMDA	109,748	101,784
Savings	87,368	78,478
Time deposits less than $250,000	407,765	416,628
Time deposits $250,000 and over	116,858	113,809
Total interest bearing deposits	$834,016	$834,381

Note 8. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(192)	$(811)	$(84)	$(1,087)
Other comprehensive income (loss) before reclassifications	1,698	-	(312)	1,386
Amounts reclassified from AOCI	(49)	-	-	(49)
Net current period other comprehensive income (loss)	1,649	-	(312)	1,337
Ending balance	$1,457	$(811)	$(396)	$250

	Three months ended September 30, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income (Loss)

Beginning balance	$(445)	$(155)	$(600)
Other comprehensive income before reclassifications	580	-	580
Amounts reclassified from AOCI	(76)	-	(76)
Net current period other comprehensive income	504	-	504
Ending balance	$59	$(155)	$(96)

	Nine months ended September 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive income (loss) before reclassifications	245	-	(419)	(174)
Amounts reclassified from AOCI	(240)	-	-	(240)
Net current period other comprehensive income (loss)	5	-	(419)	(414)
Ending balance	$1,457	$(811)	$(396)	$250

	Nine months ended September 30, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Total Other Comprehensive Income (Loss)

Beginning balance	$(3,954)	$(155)	$(4,109)
Other comprehensive income before reclassifications	4,339	-	4,339
Amounts reclassified from AOCI	(326)	-	(326)
Net current period other comprehensive income	4,013	-	4,013
Ending balance	$59	$(155)	$(96)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	September 30, 2015	September 30, 2014
Unrealized gain on securities available for sale	$(74)	$(115)	Gain on securities transactions, net
	25	39	Income tax (benefit) expense
	$(49)	$(76)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Nine months ended
	September 30, 2015	September 30, 2014
Unrealized gain on securities available for sale	$(363)	$(494)	Gain on securities transactions, net
	123	168	Income tax (benefit) expense
	$(240)	$(326)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,027	$50,355	$6,672	$-
U.S. Gov’t sponsored agencies	746	-	746	-
State, county and municipal	145,873	245	145,628	-
Corporate and other bonds	20,116	-	20,116	-
Mortgage backed – U.S. Gov’t agencies	8,668	4,524	4,144	-
Mortgage backed – U.S. Gov’t sponsored agencies	34,531	7,246	27,285	-
Total investment securities available for sale	266,961	62,370	204,591	-
Loans held for sale	673	-	673	-
Total assets at fair value	$267,634	$62,370	$205,264	$-
Cash flow hedge	$(599)	$-	$(599)	$-
Total liabilities at fair value	$(599)	$-	$(599)	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,707	$94,464	$4,243	$-
State, county and municipal	137,477	5,596	131,881	-
Corporate and other bonds	11,883	-	11,883	-
Mortgage backed – U.S. Gov’t agencies	2,258	-	2,258	-
Mortgage backed – U.S. Gov’t sponsored agencies	24,243	-	24,243	-
Total investment securities available for sale	274,568	100,060	174,508	-
Loans held for sale	200	-	200	-
Cash flow hedge	23	-	23	-
Total assets at fair value	$274,791	$100,060	$174,731	$-
Total liabilities at fair value	$-	$-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,604	$—	$1,212	$7,392
Bank premises and equipment held for sale	2,228		2,118	110
Other real estate owned	5,858	—	—	5,858
Total assets at fair value	$16,690	$—	$3,330	$13,360
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$14,286	$—	$—	$14,286
Other real estate owned	7,743	—	—	7,743
Total assets at fair value	$22,029	$—	$—	$22,029
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2015 and December 31, 2014, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 12 months old. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

Bank premises and equipment held for sale

The fair value of bank premises and equipment held for sale within Level 2 relates to the pending branch office sale and reflects the value agreed upon in the sale agreement. The amount recorded within Level 3 was determined using the adjusted appraisal methodology described in the other real estate owned (OREO) asset section below.

Other real estate owned

OREO assets are adjusted to fair value less estimated selling costs upon transfer of the related loans to OREO property. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value due to such things as absorption rates and market conditions, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$38,732	$39,773	$—	$39,773	$—
Loans	683,301	686,119	—	678,727	7,392
PCI loans	60,589	67,662	—	—	67,662
FDIC indemnification asset	—	—	—	—	—

Financial liabilities:
Interest bearing deposits	834,016	835,535	—	835,535	—
Long-term borrowings	106,444	106,593	—	106,593	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,197	$37,539	$—	$37,539	$—
Loans	650,754	656,931	—	642,645	14,286
PCI loans	66,975	74,358	—	—	74,358
FDIC indemnification asset	18,609	4,242	—	—	4,242

Financial liabilities:
Interest bearing deposits	834,381	836,658	—	836,658	—
Long-term borrowings	110,205	110,218	—	110,218	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2015. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

PCI loans

Fair values for PCI loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, term of loan and whether or not the loans are amortizing. Loans were pooled together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on the rates used at acquisition (which were based on market rates for new originations of comparable loans) adjusted for any material changes in interest rates since acquisition. Increases in cash flow expectations since acquisition resulted in estimated fair value being higher than carrying value. The increase in cash flows is also reflected in a transfer from unaccretable yield to accretable yield as disclosed in Note 4.

FDIC indemnification asset

Loss sharing assets are measured separately from the related PCI assets as they are not contractually embedded in the PCI assets and are not transferable with the assets should the Company choose to dispose of them. Fair value is estimated using projected cash flows related to the obligations under the shared-loss agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements do not include reimbursable amounts related to future PCI expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A reduction in loss expectations has resulted in the estimated fair value of the FDIC indemnification asset being lower than its carrying value. This creates a premium that is amortized over the life of the asset and is reflected in Note 5.

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

Federal funds purchased and securities sold under agreements to repurchase

The carrying amount of federal funds purchased and securities sold under agreements to repurchase approximates fair value

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

Note 10. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Net (Loss) Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2015
Basic EPS	$(7,716)	21,835	$(0.35)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(7,716)	21,835	$(0.35)

For the three months ended September 30, 2014
Basic EPS	$1,813	21,764	$0.08
Effect of dilutive stock awards	—	223	—
Diluted EPS	$1,813	21,987	$0.08

For the nine months ended September 30, 2015
Basic EPS	$(4,711)	21,819	$(0.21)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(4,711)	21,819	$(0.21)

For the nine months ended September 30, 2014
Basic EPS	$5,010	21,745	$0.23
Effect of dilutive stock awards	—	219	—
Diluted EPS	$5,010	21,964	$0.23

Antidilutive common shares issuable under awards or options of 1.0 million and 30,000 were excluded from the computation of diluted earnings per common share during the three and nine months ended September 30, 2015, and 2014, respectively.

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

The following table provides the components of net periodic benefit cost for the plan for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Interest cost	$47	$55	$141	$167
Expected return on plan assets	(88)	(99)	(264)	(297)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	11	3	33	9
Net periodic benefit cost	$(29)	$(40)	$(87)	$(118)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. As of September 30, 2015, the Company had $530,000 of cash pledged as collateral.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge is deemed to be effective. At September 30, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $599,000 and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income.

Note 13. Branch sale

During the third quarter of 2015, the Company executed a contract for the sale/leaseback of its branch office in Crofton, Maryland with an expected close date of November 6, 2015. In accordance with FASB ASC 360, Property, Plant and Equipment, the net book value of the branch office, excluding furniture and equipment, of $2.5 million was written down by $383,000 to reflect the fair market value of $2.1 million classified as held for sale at September 30, 2015. As part of the contract, the Company will enter into a five year lease of the branch space, which is approximately 14% of the total office space, for approximately $105,000 per year and a one year lease of an additional 11% of the office space for $45,000 per year.

In addition, the branch office in Catonsville, Maryland continues to be included in bank premises and equipment held for sale. In accordance with FASB ASC 360, the Company wrote this property down $301,000 to a fair market value of $110,000 at September 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2015 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2015 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company continues on a strategy of growth throughout Virginia and Maryland. The Company opened two new branch offices earlier this year in Bowie, Maryland and in the Bon Air area of Richmond, Virginia. The Company most recently signed a lease for a full service branch office in Fairfax, Virginia where it currently operates a loan production office. Besides growth in retail offices, the Company continues to make headway in other operating lines of business, especially in the small business banking group. Earlier this year, the Company added lenders to this group, as well as the commercial banking group, and the production numbers are showing good progress. Moving into 2016, the Company will continue to stress organic loan growth funded by growth in non-interest bearing and other low cost deposits.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

•	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;

•	assumptions that underlie the Company’s allowance for loan losses;

•	general economic and market conditions, either nationally or in the Company’s market areas;

•	the interest rate environment;

•	competitive pressures among banks and financial institutions or from companies outside the banking industry;

•	real estate values;

•	the demand for deposit, loan, and investment products and other financial services;

•	the demand, development and acceptance of new products and services;

•	the performance of vendors or other parties with which the Company does business;

•	time and costs associated with de novo branching, acquisitions, dispositions and similar transactions;

•	the realization of gains and expense savings from acquisitions, dispositions and similar transactions;

•	assumptions and estimates that underlie the accounting for purchased credit impaired loans;

•	consumer profiles and spending and savings habits;

•	levels of fraud in the banking industry;

•	the level of attempted cyber attacks in the banking industry;

•	the securities and credit markets;

•	costs associated with the integration of banking and other internal operations;

•	the soundness of other financial institutions with which the Company does business;

•	inflation;

•	technology; and

•	legislative and regulatory requirements.

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

Allowance for Loan Losses on Loans

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “PCI loans”), subject to FASB ASC Topic 805, Business Combinations, are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The shared-loss agreement with the Federal Deposit Insurance Corporation (FDIC) related to the acquisition of SFSB for loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans will continue to be accounted for in accordance with FASB ASC 310-30 as PCI loans and were classified as such effective April 1, 2014.

The PCI loans are subject to the credit review standards described above for loans. If and when credit deterioration occurs subsequent to the date that the covered loans were acquired, a provision for credit loss for PCI loans will be charged to earnings for the full amount without regard to the shared-loss agreements.

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

FDIC Indemnification Asset

During the third quarter of 2015, the Company terminated the shared-loss agreement relating to the single family, residential 1-4 family mortgage assets. As part of this termination, the FDIC paid the Company $3.1 million as consideration for the early termination of the shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements, including the provision to reimburse recoveries received related to the agreement that terminated in March 2014, have been eliminated under the termination agreement. The proceeds from the FDIC were first applied to the outstanding FDIC receivable of $775,000. The remaining FDIC indemnification asset balance of $13.1 million was charged-off as additional FDIC indemnification asset amortization expense.

The Company accounted for the shared-loss agreements with the FDIC as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset was required to be measured in the same manner as the asset or liability to which it related. The FDIC indemnification asset was measured separately from the acquired loans and other real estate owned assets (OREO) because it was not contractually embedded in the acquired loan and OREO and was not transferable should the Company choose to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and OREO and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income taxes. All years from 2011 through 2014 are open to examination by the respective tax authorities.

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

RESULTS OF OPERATIONS

Overview

Net loss was $7.7 million for the third quarter of 2015, compared with net income of $1.8 million in the third quarter of 2014. Net loss available to common shareholders was $7.7 million in the third quarter of 2015, compared with net income available to common shareholders of $1.8 million in the third quarter of 2014. The decline in net income over the respective time periods was the direct result of the termination of the shared-loss agreement with the FDIC. As part of the termination, the FDIC paid $3.1 million in cash to the Bank, and the remaining $13.1 million FDIC indemnification asset related to the agreement was charged off. Earnings per common share, basic and fully diluted, were $(0.35) per share for the third quarter of 2015, compared with $0.08 per share for the third quarter of 2014.

Net loss was $4.7 million for the nine months ended September 30, 2015 compared with net income of $5.3 million for the nine months ended September 30, 2014. Net loss available to common shareholders equaled $4.7 million for the nine months ended September 30, 2015 versus net income available to common shareholders of $5.0 million for the same period in 2015. Earnings per common share, basic and fully diluted, were $(0.21) per share and $0.23 per share for the nine months ended September 30, 2015 and 2014, respectively.

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

Net interest income declined $1.1 million from $10.9 million in the third quarter of 2014 to $9.8 million in the same period in 2015. This decline was driven by a reduction in income recognized in PCI loans, which was $2.6 million for the three months ended September 30, 2014 and $1.7 million for the same period in 2015. This reduction in PCI interest income of $916,000 was due to $221,000 in cash payments on zero carrying value ADC loans in the third quarter of 2014 versus no such payments for the same period in 2015. Additionally, the average balance of PCI loans declined by $7.2 million in the year-over-year quarters coupled with lower yields on the remaining balances, causing lower PCI interest income.

The yield on earning assets declined from 4.97% for the third quarter of 2014 to 4.45% for the third quarter of 2015. The most notable decline was in PCI loan yields, which fell from 15.05% in the third quarter of 2014 to 10.97% in the third quarter of 2015. The yield on loans, excluding PCI loans, declined from 4.95% in the third quarter of 2014 to 4.60% in the third quarter of 2015. Securities yields, on a tax-equivalent basis, increased from 2.94% in the third quarter of 2014 to 2.97% in the third quarter of 2015.

Interest expense, year-over-year, was $1.9 million in the third quarter of 2015 versus $1.8 million in the third quarter of 2014. The cost of total interest bearing deposits increased only $19,000 year-over-year on an increase of $2.2 million in average balances. The expense of FHLB and other borrowings increased $106,000 on an increase of $6.4 million in average balances.

The rate paid on total interest bearing liabilities increased slightly, from 0.75% in the third quarter of 2014 to 0.79% in the third quarter of 2015. The increase was primarily the result of the Company locking in $30 million of five-year funding in the fourth quarter of 2014 through the use of a swap agreement, at a rate of 1.69%. As a result of this transaction, the rate paid on FHLB and other borrowings increased from 0.79% in the third quarter of 2014 to 1.19% for the same period in 2015.

The combination of the items described above resulted in a decrease in the interest spread of 56 basis points, from 4.22% in the third quarter of 2014 to 3.66% in the third quarter of 2015. The tax-equivalent net interest margin declined from 4.28% in the third quarter of 2014 to 3.75% for the same period in 2015.

Net interest income was $30.1 million for the nine months ended September 30, 2015 versus $31.9 million for the nine months ended September 30, 2014. This decrease in net interest income of $1.8 million, or 5.8%, was the result of lower interest income of $1.3 million coupled with higher interest expense of $563,000. While the income on loans, excluding PCI loans, has increased $1.7 million from the first nine months of 2014 to the same period in 2015, the income derived from PCI loans has dropped by $2.8 million. Cash payments on zero carrying value ADC loans were $825,000 greater during the 2014 nine month time frame when compared with the first nine months of 2015. Interest income on securities declined 6.1%, or $373,000, during the same time frame.

The tax-equivalent yield on earning assets dropped 37 basis points, from 4.98% for the first nine months of 2014 to 4.61% for the first nine months of 2015. The yield on total loans declined 70 basis points, from 6.09% in 2014 to 5.39% in 2015. PCI loan yield fell from 17.02% to 12.83% and the yield on loans, excluding PCI loans, declined 15 basis points, from 4.82% to 4.67%. The tax-equivalent yield on securities increased from 2.74% for the first nine months of 2014 to 2.93% for the same period in 2015. The average balance of tax-exempt securities increased $47.8 million over the time frame and is responsible for the increase in yield on the portfolio.

Interest expense increased $563,000, or 11.2%, from $5.1 million for the nine months ended September 30, 2014 to $5.6 million for the first nine months of 2015. Interest on FHLB and other borrowings increased $405,000 during this time frame on average balance increases of $13.3 million, coupled with an increase in rate from 0.80% to 1.25%, as noted above, due to locking in five year funding in the fourth quarter of 2014.

The rate paid on total interest bearing liabilities increased from 0.74% for the first nine months of 2014 to 0.80% for the same period in 2015. Again, the increase in FHLB and other borrowings was the main factor for this increase.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2015 and 2014. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

(Dollars in thousands)

	Three months ended September 30, 2015			Three months ended September 30, 2014
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$688,200	$7,986	4.60%	$635,477	$7,924	4.95%
PCI loans	62,584	1,730	10.97	69,741	2,646	15.05
Total loans	750,784	9,716	5.13	705,218	10,570	5.95
Interest bearing bank balances	12,724	12	0.36	14,191	11	0.32
Federal funds sold	-	-	-	179	-	0.10
Investments (taxable)	224,479	1,396	2.49	266,321	1,813	2.72
Investments (tax exempt)	85,803	908	4.23	36,311	410	4.53
Total earning assets	1,073,790	12,032	4.45	1,022,220	12,804	4.97
Allowance for loan losses	(10,306)			(10,670)
Non-earning assets	94,075			113,927
Total assets	$1,157,559			$1,125,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand - interest bearing	$232,357	$189	0.32%	$207,080	$151	0.29%
Savings	86,431	69	0.31	77,287	60	0.31
Time deposits	523,868	1,265	0.96	556,079	1,293	0.92
Total deposits	842,655	1,523	0.72	840,446	1,504	0.71
Short-term borrowings	1,371	2	0.62	1,744	2	0.61
FHLB and other borrowings	91,913	276	1.19	85,550	170	0.79
Long-term debt	7,268	77	4.14	10,387	107	4.02
Total interest bearing liabilities	943,208	1,878	0.79	938,127	1,783	0.75
Non-interest bearing deposits	101,582			79,434
Other liabilities	4,252			4,109
Total liabilities	1,049,042			1,021,670
Stockholders' equity	108,517			103,807

Total liabilities and stockholders' equity	$1,157,559			$1,125,477
Net interest earnings		$10,154			$11,021
Interest spread			3.66%			4.22%
Net interest margin			3.75%			4.28%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$679,262	$23,750	4.67%	$612,771	$22,079	4.82%
PCI loans	64,805	6,221	12.83	71,160	9,058	17.02
Total loans	744,067	29,971	5.39	683,931	31,137	6.09
Interest bearing bank balances	16,663	46	0.37	19,757	46	0.31
Federal funds sold	2,476	2	0.10	520	-	0.10
Investments (taxable)	221,052	4,119	2.48	271,680	5,221	2.56
Investments (tax exempt)	74,118	2,376	4.27	26,322	901	4.56
Total earning assets	1,058,376	36,514	4.61	1,002,210	37,305	4.98
Allowance for loan losses	(9,913)			(10,808)
Non-earning assets	98,238			115,194
Total assets	$1,146,701			$1,106,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Demand - interest bearing	$226,497	$511	0.30%	$199,297	$441	0.30%
Savings	83,570	194	0.31	76,654	192	0.34
Time deposits	525,309	3,751	0.95	556,915	3,732	0.90
Total deposits	835,376	4,457	0.71	832,866	4,365	0.70
Short-term borrowings	1,062	5	0.57	986	4	0.57
FHLB and other borrowings	95,921	898	1.25	82,629	493	0.80
Long-term debt	8,125	253	4.10	6,200	188	4.00
Total interest bearing liabilities	940,484	5,613	0.80	922,681	5,050	0.74
Non-interest bearing deposits	92,619			73,962
Other liabilities	4,187			4,186
Total liabilities	1,037,290			1,000,829
Stockholders' equity	109,411			105,767

Total liabilities and stockholders' equity	$1,146,701			$1,106,596
Net interest earnings		$30,901			$32,255
Interest spread			3.81%			4.24%
Net interest margin			3.90%			4.30%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

Provision for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors. See Allowance for Loan Losses on Loans in the Critical Accounting Policies section above for further discussion.

Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

Management also actively monitors its PCI loan portfolio for impairment and necessary loan loss provisions. Provisions for these loans may be necessary due to a change in expected cash flows or an increase in expected losses within a pool of loans.

The Company did not record a provision for loan losses in either the three or nine month periods ended September 30, 2015 or 2014 with respect to either its loan portfolio or its PCI loan portfolio.  With respect to the loan portfolio, this was the direct result of nominal charge-offs and the ongoing stabilization of asset quality.

There were net charge-offs of $163,000 in the third quarter of 2015, compared with net charge-offs of $392,000 in the third quarter of 2014.  Total charge-offs for the third quarter of 2015 were $209,000 compared with $603,000 in the third quarter of 2014.  Recoveries of previously charged-off loans were $46,000 for the third quarter of 2015 compared with $211,000 in the third quarter of 2014.

There were net recoveries of $434,000 in the nine months ended September 30, 2015, compared with net charge-offs of $680,000 in the nine months ended September 30, 2014.  Total charge-offs for the first nine months of 2015 were $1.1 million compared with $1.2 million for the same period in 2014.  Recoveries of previously charged-off loans were $1.5 million in the nine months ended September 30, 2015 compared with $520,000 for the same period in 2014.

Noninterest Income

Noninterest income increased $87,000 and was $1.3 million in the third quarter of 2015 versus $1.2 million for the same period in 2014. Mortgage loan fees increased $188,000 and were $230,000 in the third quarter of 2015 compared with $42,000 in the third quarter of 2014. The mortgage division began operations in the second quarter of 2014 and has progressively increased its production. Other noninterest income also reflected a year-over-year increase and was $178,000 in the third quarter of 2015 versus $154,000 one year ago. Declines year-over-year were in gain on sale of other loans, which were none for the current quarter versus $78,000 one year ago when the Company sold certain SBA loans at a gain. Gain on sale of securities of $74,000 in the third quarter of 2015 was $41,000 less than the $115,000 realized one year ago.

Noninterest income was $3.9 million for the nine months ended September 30, 2015 versus $3.4 million for the nine months ended September 30, 2014. This is an increase of $419,000, or 12.2%. Mortgage loan income of $640,000 was a $525,000 increase for the nine months ended September 30, 2015 versus $115,000 for the first nine months of 2014. Also increasing for the nine months ended September 30, 2015 over the nine months ended September 30, 2014 were other income, which increased 19.7%, to $554,000 and service charges on deposit accounts, which increased $34,000 and were $1.7 million for the period. Offsetting these increases in noninterest income were a decrease in gain on sale of securities of $131,000, which was $363,000 for the nine months ended September 30, 2015, and a decrease in gain on sale of other loans of $84,000, which was $69,000 for the nine months ended September 30, 2015.

Noninterest Expense

Noninterest expenses were $23.0 million for the third quarter of 2015 versus $9.5 million for the third quarter of 2014. Again, the $13.5 million increase in noninterest expense in the year-over-year quarters was primarily the result of the termination of the FDIC shared-loss agreement, which resulted in the write-off of the remaining FDIC indemnification asset, causing an increase in indemnification asset amortization of $12.4 million. Also increasing in the third quarter of 2015 over the same period in 2014 was salaries and employee benefits, which increased $731,000. Of this increase, $161,000 was related to severance payments in the third quarter of 2015 as the Company right-sized its workforce to improve efficiencies. Beginning in the fourth quarter of 2015, this is expected to result in approximately $157,000 per quarter in lower salaries and employee benefit costs. Other real estate expenses increased $466,000 year-over-year and were $858,000 in the third quarter of 2015 versus $392,000 in the third quarter of 2014. Management wrote down the value of two branch buildings that are held for sale by a total of $684,000 in the third quarter of 2015. Additionally, the Company further wrote down a piece of other real estate by $392,000 to reflect management’s assessment of current market value. Other operating expenses of $1.6 million were $158,000 lower in the third quarter of 2015 versus the third quarter of 2014.

Noninterest expenses were $42.0 million for the nine months ended September 30, 2015. This compares with noninterest expenses of $28.1 million for the nine months ended September 30, 2014. This is an increase of $13.9 million. This included the $13.1 million loss on termination of the shared-loss agreement offset by lower amortization expense of the indemnification asset of $1.3 million during the nine months ended September 30, 2015 when compared with the same period in 2014. The second largest increase was reflected in salaries and employee benefits, which increased $1.7 million, primarily through the addition of loan production employees, including the mortgage division in the second quarter of 2014. Other real estate expenses of $1.1 million increased $305,000 for the nine months ended September 30, 2015 versus $775,000 for the nine months ended September 30, 2014. Other operating expenses of $4.9 million for the nine months ended September 30, 2015 increased $117,000, or 2.4%, over the same period in 2014.

Income Taxes

Income tax reflected a benefit of $4.2 million in the third quarter of 2015 as a result of the loss reported for the quarter through the termination of the FDIC shared-loss agreements. Income tax expense was $697,000 in the third quarter of 2014. Income tax reflects a benefit of $3.3 million for the nine months ended September 30, 2015 versus income tax expense of $2.1 million for the nine months ended September 30, 2014. The effective tax rate, as a result of an increase in non-taxable income in municipal securities, was a 41.4% benefit for the nine months ended September 30, 2015 and an effective tax rate of 28.1% for the nine months ended September 30, 2014.

FINANCIAL CONDITION

General

Total assets of $1.149 billion at September 30, 2015 were relatively unchanged, $6.5 million less than the $1.156 billion at December 31, 2014. Total loans, excluding PCI loans, were $693.0 million at September 30, 2015, increasing $33.0 million, or 5.0%, since year-end 2014. Residential 1-4 family mortgage loans increased $17.1 million, or 10.2%, over this time frame and were $184.3 million at September 30, 2015. Multifamily loans increased $11.8 million, or 34.9%, and were $45.6 million at September 30, 2015. Commercial and land development loans of $64.1 million at September 30, 2015 reflect an increase of 10.3%, or $7.0 million since year end 2014. The largest component of the loan portfolio, commercial real estate loans, were $288.1 million at September 30, 2015, with an increase of $6.0 million during 2015. PCI loans were $61.1 million at September 30, 2015, $6.4 million lower than at year-end 2014.

Total securities of $314.3 million at September 30, 2015 reflected a decrease of $5.3 million from year-end 2014. The fair value of securities available-for-sale was $267.0 million at September 30, 2015, and state, county and municipal bonds were 54.6% of this total, at $145.9 million. The book value of securities held-to-maturity was $38.7 million at September 30, 2015 with state, county and municipal bonds totaling $35.4 million. Gains on the sale of securities of $74,000 were realized in the third quarter of 2015.

The Company had cash and cash equivalents of $12.4 million at September 30, 2015 versus $22.4 million at December 31, 2014. During the third quarter of 2015, management implemented a system that will result in lower reserve requirements and increase the level of earning assets.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $267.0 million at September 30, 2015 and $274.6 million at December 31, 2014. At September 30, 2015, the Company had a net unrealized gain on the AFS portfolio of $2.2 million compared with a net unrealized gain of $2.2 million at December 31, 2014. Municipal securities comprised 57% of the total AFS portfolio at September 30, 2015. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, than other categories contained within the rest of the portfolio.

Interest bearing deposits were $834.0 million at September 30, 2015, a slight decrease of $365,000 since year-end 2014. However, there has been a change in the composition of the deposit mix. NOW accounts have declined $11.4 million during 2015 while MMDA and savings accounts have increased collectively in a greater amount, $16.9 million. Time deposits less than or equal to $250,000 have declined $8.9 million during 2015 as management has not been aggressively pricing this deposit class. Time deposits $250,000 and over have increased $3.0 million during 2015.

FHLB advances were $95.8 million at September 30, 2015, $557,000 less that at year-end 2014. Long term debt was $6.5 million at September 30, 2015, declining $3.2 million since year-end 2014. This debt, originally totaling $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company has repaid $4.2 million of this debt since it was obtained.

Shareholder’s equity was $103.0 million at September 30, 2015. This is a decrease of $4.7 million since December 31, 2014 when shareholder’s equity was $107.7 million. The primary reason for the decline was the termination of the FDIC shared-loss agreements and the resulting loss for the third quarter. Management anticipates that the earn-back period on the elimination of the indemnification assets is approximately two years.

Asset Quality – excluding PCI loans

The allowance for loan losses represents management’s estimate of the amount appropriate to provide for probable losses inherent in the loan portfolio.

Loan quality is continually monitored, and the Company’s management has established an allowance for loan losses that it believes is appropriate for the risks inherent in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and appropriateness of collateral and guarantors, nonperforming loans and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies. See Allowance for Loan Losses on Loans in the Critical Accounting Policies section above for further discussion.

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $16.7 million at September 30, 2015 and net recoveries were $434,000 for the nine months ended September 30, 2015. This compares with nonperforming assets of $24.3 million and net charge-offs of $1.2 million at and for the year ended December 31, 2014.

Nonperforming loans were $10.8 million at September 30, 2015, a decrease from $16.6 million at December 31, 2014. The $5.8 million decrease in nonperforming loans since December 31, 2014 was the net result of $4.4 million in additions to nonperforming loans and $10.2 million in reductions.  With respect to the reductions to nonperforming loans, $7.7 million were payoffs, $7.4 million of which was related to one nonaccrual commercial relationship. Other reductions consisted of $1.2 million of payments to existing credits, $927,000 of charge-offs, $292,000 of loans returned to accruing status, and $50,000 transferred to OREO.

The allowance for loan losses equaled 89.87% of nonaccrual loans at September 30, 2015 compared with 55.92% at December 31, 2014. The ratio of the allowance for loan losses to total nonperforming assets was 61.16% at September 30, 2015, compared with 40.10% at December 31, 2014.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 2.38% at September 30, 2015 versus 3.64% at December 31, 2014.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2015 and December 31, 2014, total impaired loans, excluding PCI loans, equaled $10.8 million and $16.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual loans	$10,795	$16,571
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	10,795	16,571
OREO	5,858	7,743
Total nonperforming assets	$16,653	$24,314

Accruing troubled debt restructure loans	$4,629	$6,195

Balances
Specific reserve on impaired loans	1,553	1,694
General reserve related to unimpaired loans	8,148	7,573
Total allowance for loan losses	9,701	9,267
Average loans during the year, net of unearned income	679,262	621,213

Impaired loans	10,795	16,852
Non-impaired loans	682,207	643,168
Total loans, net of unearned income	693,002	660,020

Ratios
Allowance for loan losses, excluding PCI loans, to loans	1.40%	1.40%
Allowance for loan losses to nonperforming assets	61.16	40.10
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	89.87	55.92
General reserve to non-impaired loans	1.19	1.18
Nonaccrual loans to loans	1.56	2.51
Nonperforming assets to loans and OREO	2.38	3.64
Net (recoveries) charge-offs to average loans	(0.09)	0.19

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2015, the Company had 18 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Four of these loans were restructured using multiple new loans. The aggregated outstanding principal of TDR loans at September 30, 2015 was $6.6 million, of which $1.9 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2015 and December 31, 2014 is below (dollars in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$4,664	$3,342
Commercial	1,524	607
Construction and land development	4,511	4,920
Second mortgages	13	61
Multifamily	—	—
Agriculture	—	—
Total real estate loans	10,712	8,930
Commercial loans	2	7,521
Consumer installment loans	81	120
All other loans	—	—
Total loans	$10,795	$16,571

At September 30, 2015, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2015 was $4.5 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The Company charged off $455,000 related to one of these relationships during the first nine months of 2015. The total amount of the allowance for loan losses attributed to all six relationships was $665,000 at September 30, 2015, or 14.7% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 12 months. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

Asset Quality – PCI loans

Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows that it expects to collect from a pool of PCI loans, which include undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

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

The Company’s ratio of total risk-based capital was 13.5% at September 30, 2015 compared with 14.7% at December 31, 2014. The tier 1 risk-based capital ratio was 12.4% at September 30, 2015 and 13.5% at December 31, 2014. The Company’s tier 1 leverage ratio was 9.2% at September 30, 2015 and 9.4% at December 31, 2014.  All capital ratios exceed regulatory minimums to be considered well capitalized. As discussed above, Basel III introduced the common equity tier 1 capital ratio, which was 11.9% at September 30, 2015.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Cash and due from banks	$10,032	$8,329
Interest bearing bank deposits	2,405	14,024
Available for sale securities, at fair value, unpledged	244,729	199,067
Total liquid assets	$257,166	$221,420

Deposits and other liabilities	$1,046,230	$1,048,084
Ratio of liquid assets to deposits and other liabilities	24.58%	21.13%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2015 and December 31, 2014, is as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Commitments with off-balance sheet risk:
Commitments to extend credit	$101,635	$87,017
Standby letters of credit	7,219	7,358
Total commitments with off-balance sheet risks	$108,854	$94,375

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

At September 30, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $599,000, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2015 (dollars in thousands):

	Change in net interest income
	%	$
Change in Yield curve
+400 bp	(6.5)	(2,517)
+300 bp	(5.4)	(2,092)
+200 bp	(3.8)	(1,445)
+100 bp	(2.2)	(835)
most likely	—	—
-100 bp	2.1	798
-200 bp	0.6	250
-300 bp	0.6	231
-400 bp	0.6	231

At September 30, 2015, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could decrease by 6.5%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could increase by 0.6%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of (Loss) Income, (iii) the Unaudited Consolidated Statements of Comprehensive (Loss) Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2015

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 6, 2015

