Form 10-K
period 2015-12-31
Community Bankers Trust Corp
filed 2016-03-11
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	20-2652949
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9954 Mayland Drive, Suite 2100	23233
Richmond, Virginia
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $104,931,804

On February 29, 2016, there were 21,869,444 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2016 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

December 31, 2015

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

STRATEGY

The Company’s strategy is to be recognized as the premier provider of financial services by exceeding the service expectations of all of its customers and shareholders while creating a rewarding environment for its employees. The Company will accomplish this goal while operating in a safe and sound manner to provide a competitive return to its investors.

The Company has adopted and implemented a formal strategic plan that centers on the following key issues:

•  Ensuring profitable controlled growth in earnings

•  Improving the overall risk profile of the Company through enterprise risk management

•  Solidifying strong management practices with a focus on value added

During 2015, the Company focused on diversified growth in its core markets by increasing loan and deposit production, decreasing operating expenses and increasing net income The Company accomplished these results as it grew loans by approximately $88.7 million and added two new retail banking offices, which helped add $11.7 million in noninterest bearing deposits. The Company also terminated its shared loss agreement with the Federal Deposit Insurance Corporation (the “FDIC”), which has a significant positive impact on earnings going forward.

The Company expects to continue this growth through a combination of de novo branching, expansion of loan production offices and possible acquisitions that are immediately accretive in value.

Other specific priorities, as outlined in the Company’s strategic plan, include the following matters:

•	Organically growing the size of the loan portfolio
•	Changing the deposit mix to more transaction-based accounts by increasing demand deposits
•	Utilizing technology to attract new customers and lower costs
•	Continuing to reduce non-performing assets and other real estate owned
•	Enhancing the delivery system of its fee-based products
•	Expanding market share throughout Virginia and Maryland

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

In January 2009, the Bank acquired substantially all assets and assumed all deposit and certain other liabilities relating to seven former branch offices of Suburban Federal Savings Bank, Crofton, Maryland (SFSB), following its failure. The transaction was consummated pursuant to a Purchase and Assumption Agreement by and among the FDIC, both as Receiver for SFSB and in its corporate capacity, and the Bank. The Bank entered into a shared loss arrangement with the FDIC with respect to loans and real estate assets acquired. The Bank terminated this arrangement on September 10, 2015.

On January 1, 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. As a result of the reincorporation, the Company’s corporate affairs are now governed by Virginia law. The purpose of the reincorporation to Virginia was annual cost savings of over $175,000 that the Company realizes from the difference between Delaware’s franchise tax and Virginia’s annual corporate fee. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation. In addition, all of the issued and outstanding shares of the Company’s common stock and preferred stock became shares of a Virginia corporation. The reincorporation had no effect on the Bank and its operations.

TARP INVESTMENT

In December 2008, the Company issued 17,680 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a related common stock warrant to the Treasury for a total price of $17,680,000. The issuance and receipt of proceeds from the Treasury were made under its voluntary Capital Purchase Program. The Series A Preferred Stock qualified as Tier 1 capital. The Series A Preferred Stock had a liquidation amount per share equal to $1,000. The Series A Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company could have deferred dividend payments, but the dividend was a cumulative dividend that accrued for payment in the future. The common stock warrant permitted the Treasury to purchase 780,000 shares of common stock at an exercise price of $3.40 per share.

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

EMPLOYEES

As of December 31, 2015, the Company had 236 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Bank Holding Companies

The Company is registered as a bank holding company under the BHCA and, as a result, is subject to regulation by the Federal Reserve. Accordingly, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident to it. While federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, or to establish interstate de novo branches, the Federal Reserve has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation, or the establishment of any interstate de novo branches, proposed by a bank holding company.

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

On July 2, 2013, the Federal Reserve adopted a final rule (the “Basel III Rule”) revising the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and certain provisions of the Dodd-Frank Act. The Basel III Rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (referred to as “banking organizations”). For community banking organizations, like the Company, these revised capital requirements began being phased in beginning on January 1, 2015.

Under the requirements prior to effectiveness of the Basel III Rule, banking organizations must have maintained a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•	Total risk-based capital ratio (Total Capital Ratio), which is the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets;
•	Tier 1 risk-based capital ratio (Tier 1 Ratio), which is Tier 1 Capital as a percentage of total risk-weighted assets; and
•	Leverage Ratio, which is Tier 1 Capital as a percentage of adjusted average total assets.

Under pre-Basel III Rule regulations, a bank was considered:

•	“Well capitalized” if it had a Total Capital Ratio of 10% or greater, Tier 1 Ratio of 6% or greater, a Leverage Ratio of 5% or greater, and was not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;
•	“Adequately capitalized” if it had a Total Capital Ratio of 8% or greater, a Tier 1 Ratio of 4% or greater, and a Leverage Ratio of 4% or greater — or 3% in certain circumstances — and was not well capitalized;
•	“Undercapitalized” if it had a Total Capital Ratio of less than 8% or greater, a Tier 1 Ratio of less than 4%, and a Leverage Ratio of less than 4% — or 3% in certain circumstances;
•	“Significantly undercapitalized” if it had a Total Capital Ratio of less than 6%, a Tier 1 Ratio of less than 3%, or a Leverage Ratio of less than 3%; or
•	“Critically undercapitalized” if its tangible equity was equal to or less than 2% of average quarterly tangible assets.

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

Capitalization Category	Total Capital Ratio (%)	Tier 1 Ratio (%)	CET1 Ratio (%)	Leverage Ratio (%)

Well capitalized (prior)	≥ 10	≥ 6	N/A	≥ 5
Well capitalized (Basel III)	≥ 10	≥ 8	≥ 6.5	≥ 5

Adequately capitalized (prior)	≥ 8	≥ 4	N/A	≥ 4
Adequately capitalized (Basel III)	≥ 8	≥ 6	≥ 4.5	≥ 4

Undercapitalized (prior)	< 8	< 4	N/A	< 4
Undercapitalized (Basel III)	< 8	< 6	< 4.5	< 4

Significantly undercapitalized (prior)	< 6	< 3	N/A	< 3
Significantly undercapitalized (Basel III)	< 6	< 4	< 3	< 3

Critically undercapitalized (prior)	GAAP tangible equity ≤ 2% of average quarterly assets
Critically undercapitalized (Basel III)	Basel III tangible equity (Tier 1 Capital plus non-tier 1 perpetual preferred stock) ≤ 2% of total assets

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2015, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

Our liquidity needs could adversely affect results of operations and financial condition.

Our primary sources of funds are deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including, but not limited to, changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, availability of, and/or access to, sources of refinancing, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including, but not limited to, rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and borrowings from the Federal Reserve Discount Window, as well as additional out-of-market time deposits and brokered deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 86.5% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. In July 2013, the Federal Reserve and the federal banking agencies issued final rules revising risk-based and leverage capital requirements and the method for calculating risk-weighted assets. The rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assign higher risk weightings to loans that are past due and certain loans financing the acquisition, development or construction of commercial real estate. We were required to comply with the new rules beginning on January 1, 2015. These requirements and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

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

We are subject to security and operational risks including risks relating to the use of technology that, if not managed properly, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses. Any such failure also could have a material adverse effect on our business, financial condition and results of operations.

To conduct our business, we rely heavily on technology-driven products and services and on communications and information systems. Our future success will depend, in part, on our ability to address customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. We have taken measures to implement backup systems and other safeguards with respect to the physical infrastructure and systems that support our operations, but our ability to conduct business may be adversely affected by any significant and widespread disruption to its infrastructure or systems. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online banking, mobile banking, automated teller machines, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and can adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

Information security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers and other external parties. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. We rely on digital technologies, computer and email systems, software and networks to conduct our operations, as well as on the honesty and integrity of our employees and vendors with access to those elements. In addition, to access our products and services, customers may use computers, personal smartphones, tablet PCs and other mobile devices that are beyond our control systems. Our technologies, systems and networks and our customers’ devices may be subject to, or the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

We also face the risk of unauthorized activity, fraud or theft by employees and/or vendors that could result in disclosure or misuse of customers’ confidential, proprietary or other information. In addition, we face the risk of operational failure, termination or capacity constraints of any of the third parties with which it does business or that facilitate its business activities, including financial intermediaries that we use to facilitate transactions. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our customers, manage our exposure to risk or expand our business and could have a significant adverse impact on our liquidity, financial condition and results of operations.

There can be no assurance that we will not experience material losses related to cyber attacks or other information security breaches. Cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us, and we may be required to expend significant additional resources to continue to modify or enhance these protective measures or to investigate and remediate any information security vulnerabilities.

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

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2015, we may need to raise additional capital in the future if we incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

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

The total amount of our available-for-sale securities portfolio was $243.3 million at December 31, 2015. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

A significant portion of our loan portfolio consists of loans secured by real estate (86.5% at December 31, 2015). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

Our risk-management framework may not be effective in mitigating risk and loss.

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that we face. These risks include interest-rate, credit, liquidity, operations, reputation, compliance and litigation. While we assess and improve this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if its controls break down, our results of operations and financial condition may be adversely affected.

Negative perception of us through social media may adversely affect our reputation and business.

Our reputation is critical to the success of our business. We believe that our brand image has been well received by customers, reflecting the fact that the brand image, like our business, is based in part on trust and confidence. Our reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social media channels. Our reputation could also be affected by our association with customers affected negatively through social media distribution, or other third parties, or by circumstances outside of our control. Negative publicity, whether true or untrue, could affect our ability to attract or retain customers, or cause us to incur additional liabilities or costs, or result in additional regulatory scrutiny.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board and Securities and Exchange Commission, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2015, we recorded net deferred income tax assets of $10.1 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

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

The FDIC deposit insurance assessments that we are required to pay may increase in the future, which would have an adverse effect on earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC to maintain the level of the FDIC deposit insurance reserve ratio. The past failures of financial institutions have significantly increased the loss provisions of the DIF, resulting in a decline in the reserve ratio. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its assessment rates, which raised deposit premiums for certain insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, the FDIC may increase the deposit insurance assessment rates. Any future assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect earnings and could negatively affect our stock price.

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

Virginia Branch Offices:

Bon Air — 2730 Buford Road, Richmond, VA 23235

Burgess — 14598 Northumberland Highway, Burgess, VA 22432

Callao — 654 Northumberland Highway, Callao, VA 22435

Centerville — 100 Broad Street Road, Manakin-Sabot, VA 23103

Goochland Courthouse — 1949 Sandy Hook Road, Goochland, VA 23063

Deep Run at Mayland — 9954 Mayland Drive, Richmond, VA 23233

Flat Rock — 2320 Anderson Highway, Powhatan, VA 23139

King William — 4935 Richmond-Tappahannock Highway, Aylett, VA 23009

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

Catonsville — 1000 Ingleside Avenue, Catonsville, MD 21228

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, its Winterfield office in the Virginia market and the Arnold, Crofton and Rockville offices in the Maryland market. The Company also has loan production offices in Fairfax and Lynchburg, Virginia, both of which it leases.

The Company opened its Bowie branch office on January 12, 2015. The Company opened its Bon Air branch office on August 3, 2015. The Company expects to open a branch office in Fairfax, Virginia (10509 Judicial Drive) on March 30, 2016.

The Company closed its branch office in Catonsville, Maryland (1000 Ingleside Avenue) on March 4, 2016.

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

The following table sets summarizes the high and low sales prices for the Company’s common stock for the quarterly periods during the years ended December 31, 2015 and 2014:

	2015		2014
	High	Low	High	Low
Quarter ended March 31	$4.52	$4.12	$4.10	$3.73
Quarter ended June 30	5.09	4.30	4.54	3.85
Quarter ended September 30	5.18	4.77	4.49	4.15
Quarter ended December 31	5.50	4.88	4.54	4.30

HOLDERS OF RECORD

As of December 31, 2015, there were 2,717 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

DIVIDENDS

The Company’s dividend policy is subject to the discretion of the board of directors and future cash dividend payments to shareholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements and general business conditions.

The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay under Section 5199(b) of the Revised Statues (12 U.S.C. 60), and the approval of the Federal Reserve would be required if the total of all dividends declared by a state member bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. Additionally, the Bank is further restricted by Regulation H, Section 208.5, Dividends and Other Distributions, which requires pre-approval of dividends that exceed undivided profits. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Supervision and Regulation — Capital Requirements and Dividends” in Item 1 above.

In addition, the ability of each of the Company and the Bank to distribute cash dividends is subject to restrictions in a third-party term loan that the Company obtained in April 2014 to repurchase its then outstanding Series A Preferred Stock.   Specifically, neither the Company nor the Bank can declare or make a dividend if there exists a default, or such action would create a default, under the term loan, which requires the Company to be in compliance with certain covenants, such as maintenance of minimum regulatory capital ratios, minimum return on assets, minimum cash on hand and minimum dividend capacity.  For additional information on the term loan, see Note 10 to the Notes to the Consolidated Financial Statements.

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

The Company does not plan to recommence the payment of its quarterly dividend to holders of common stock at the current time. The Company believes that the current use of earnings to support growth, maintain current capital levels and support payments under the third party loan are appropriate for the long-term growth of shareholder value in the Company.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2015.

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2010, to December 31, 2015, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2010 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Community Bankers Trust Corporation	100.00	109.52	252.38	358.10	420.95	511.43
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company over each of the past five years ended December 31. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

	Year Ended December 31
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Results of Operations
Interest and dividend income	$47,552	$48,725	$50,045	$53,719	$56,035
Interest expense	7,497	6,933	7,078	9,692	12,228
Net interest income	40,055	41,792	42,967	44,027	43,807
Provision for loan losses	—	—	—	1,200	1,498
Net interest income after provision for loan losses	40,055	41,792	42,967	42,827	42,309
Noninterest income	5,081	5,269	4,724	6,206	8,233
Noninterest expense	50,260	36,817	39,288	41,303	49,038
(Loss) income before income taxes	(5,124)	10,244	8,403	7,730	1,504
Income tax (benefit) expense	(2,627)	2,728	2,497	2,148	60
Net (loss) income	$(2,497)	$7,516	$5,906	$5,582	$1,444
Financial Condition
Assets	$1,180,557	$1,155,734	$1,089,532	$1,153,288	$1,092,496
FDIC indemnification asset	—	18,609	25,409	33,837	42,641
PCI loans	58,955	67,460	73,275	84,637	97,561
Loans, net of unearned income	748,724	660,020	596,173	575,482	544,718
Deposits	945,519	918,945	892,341	974,318	933,491
Shareholders’ equity	104,487	107,650	106,659	115,317	111,180
Ratios
Return on average assets	(0.22)%	0.67%	0.53%	0.50%	0.13%
Return on average equity	(2.31)%	7.09%	5.22%	4.85%	1.32%
Non-GAAP return on average tangible assets (1)	(0.11)%	0.79%	0.66%	0.65%	0.28%
Non-GAAP return on average tangible common equity (1)	(1.19)%	9.09%	8.38%	8.31%	3.80%
Efficiency ratio (2)	111.35%	78.23%	82.38%	82.22%	94.23%
Equity to assets	8.86%	9.31%	9.79%	10.00%	10.18%
Loan to deposits	85.42%	79.16%	75.02%	67.75%	68.80%
Average tangible common equity / average tangible assets (1)	9.10%	8.70%	7.90%	7.77%	7.25%
Asset Quality
Allowance for loan losses (3)	$9,559	$9,267	$10,444	$12,920	$14,835
Allowance for loan losses / loans (3)	1.28%	1.40%	1.75%	2.25%	2.72%
Allowance for loan losses / nonperforming assets	62.15%	40.10%	56.92%	39.94%	36.36%
Allowance for loan losses / nonaccrual loans (3)	89.59%	55.92%	86.28%	61.38%	51.97%
Nonperforming assets / loans and other real estate (3)	2.14%	3.64%	3.05%	5.52%	7.35%
Per Share Data
Earnings (loss) per share, basic	$(0.11)	$0.33	$0.22	$0.21	$0.02
Earnings (loss) per share, diluted	(0.11)	0.33	0.22	0.21	0.02
Non-GAAP earnings (loss) per share, diluted (1)	(0.06)	0.40	0.33	0.33	0.14
Cash dividends paid	—	—	—	—	—
Market value per share	5.37	4.42	3.76	2.65	1.15
Book value per tangible common share (1)	4.65	4.72	4.07	3.92	3.58
Price to earnings ratio, diluted	(48.82)	13.39	17.09	12.62	57.50
Price to book value ratio	112.4%	89.5%	86.0%	59.3%	26.5%
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a
Weighted average shares outstanding, basic	21,826,845	21,755,448	21,699,964	21,647,372	21,565,366
Weighted average shares outstanding, diluted	21,826,845	21,980,979	21,922,132	21,717,499	21,565,366

	Year Ended December 31
	2015	2014	2013	2012	2011
Capital Ratios
Leverage Ratio	9.40%	9.36%	9.52%	9.41%	8.91%
Common equity tier 1 capital	11.62%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital ratio	12.08%	13.52%	15.62%	15.79%	15.01%
Total risk-based capital ratio	13.16%	14.72%	16.82%	16.87%	16.16%

(1) Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section “Non GAAP Measures” for a reconciliation.
(2) The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3) Excludes PCI loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2015 and results of operations for the year ended December 31, 2015 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

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

Prior to November 8, 2013, the Bank also had four full-service offices in Georgia. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013. See Note 30 for additional information.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, mortgage loan income, gains from loan sales, and income from Bank Owned Life Insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and benefits, occupancy and equipment costs, professional fees, transactions involving bank-owned property, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes may materially affect income.

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

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Accounting for Certain Loans Acquired in a Transfer

FASB ASC 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers under revolving credit arrangements are excluded from the scope of FASB ASC 310 which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through the allowance for loan losses.

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “PCI loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3), applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The PCI loans are subject to credit review standards described above for loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for PCI loans will be charged to earnings.

The Company has made an estimate of the total cash flows it expects to collect from each pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows that it expects to collect from the pool is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through the allowance for loan loss. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

The Company accounted for the shared-loss agreements with the FDIC as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset was required to be measured in the same manner as the asset or liability to which it related. The FDIC indemnification asset was measured separately from the acquired loans and other real estate owned assets (OREO) because it was not contractually embedded in the acquired loan and OREO and was not transferable had the Company chosen to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2015, 2014 or 2013. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income taxes. All years from 2012 through 2015 are open to examination by the respective tax authorities.

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value of the real estate acquired at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $5.5 million and $7.7 million in other real estate, at December 31, 2015 and 2014, respectively.

OVERVIEW

At December 31, 2015, the Company had total assets of $1.181 billion, an increase of $24.8 million, or 2.1%, from total assets of $1.156 billion at December 31, 2014.  Total loans were $807.7 million at December 31, 2015, increasing $80.2 million from $727.5 million at December 31, 2014. Total loans, excluding PCI loans, were $748.7 million at December 31, 2015 versus $660.0 million at December 31, 2014. Total loans, excluding PCI loans, increased $88.7 million, or 13.4%, during 2015.

The Company’s securities portfolio decreased $31.4 million, or 9.8%, from $319.6 million at December 31, 2014 to $288.2 million at December 31, 2015. Realized gains of $472,000 occurred during 2015 through sales and call activity.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the AFS portfolio was $243.3 million and $274.6 million at December 31, 2015 and 2014, respectively. The Company had a net unrealized gain of $671,000 and $2.2 million in the AFS portfolio at December 31, 2015 and 2014, respectively.

Noninterest bearing deposits increased $11.7 million, or 13.8%, from $84.6 million at December 31, 2014 to $96.2 million at December 31, 2015. Interest bearing deposits at December 31, 2015 were $849.3 million, an increase of $14.9 million, or 1.8%, from December 31, 2014. NOW, MMDA and savings account balances increased $5.1 million, $7.0 million and $5.6 million, respectively, since December 31, 2014. Time deposits less than or equal to $250,000 declined $7.5 million, or 1.8%, during 2015 while time deposits over $250,000 increased $4.8 million, or 4.2%, during 2015.

FHLB advances were $95.7 million at December 31, 2015, compared with $96.4 million at December 31, 2014. This $745,000 decrease represented a marginal change year-over-year, as the Company took advantage of the low cost nature of this funding source while maintaining a $30 million notional value balance sheet swap.

Long term debt totaled $5.7 million at December 31, 2015. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company made $4.0 million in principal payments during 2015.

Shareholders' equity was $104.5 million at December 31, 2015 and $107.7 million at December 31, 2014. The primary reason for the decline of $3.2 million was the termination of the FDIC shared-loss agreement and the resulting loss during the third quarter of 2015. Management anticipates that the earn-back period on the elimination of the indemnification assets is approximately two years.

RESULTS OF OPERATIONS

Net Income

Net loss was $2.5 million for the year ended December 31, 2015, compared with net income of $7.5 million and net income available to common shareholders of $7.3 million for the same period in 2014.   The $10.0 million, or 133.2%, reduction year over year was primarily driven by a $13.4 million increase in noninterest expense. Of this $13.4 million increase, $13.1 million related to the termination of the FDIC shared-loss agreement during the third quarter of 2015. The Company estimates that the elimination of the FDIC indemnification asset will result in an increase in net income of approximately $3.0 million over the 12 month period following its termination due to the elimination of the related amortization expense.  Earnings/(loss) per common share, basic and fully diluted, were $(0.11) for the year ended December 31, 2015 versus $0.33 for the same period in 2014.

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

Net interest income was $40.1 million for the year ended December 31, 2015 versus $41.8 million for the year ended December 31, 2014. This decrease in net interest income was the result of lower interest income of $1.2 million coupled with higher interest expense of $564,000. This is a decrease of $1.7 million, or 4.2%. While the income on loans, excluding PCI loans, increased $2.4 million in 2015 compared with 2014, the income derived from PCI loans dropped by $3.4 million. Cash payments on zero carrying value acquisition, development and construction (ADC) loans were $825,000 greater during 2014 when compared with 2015. Interest income on securities decreased 2.2%, or $175,000. However, interest income on securities, on a tax-equivalent basis, increased 5.3%, or $439,000, during the same time frame as more of the portfolio was shifted to tax-exempt municipals with higher tax equivalent yield.

Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. The Company's net interest spread declined from 4.12% for the year ended December 31, 2014 to 3.77% for the same period in 2015. The tax-equivalent yield on earning assets dropped 30 basis points, from 4.87% for the year ended December 31, 2014 to 4.57% for the year ended December 31, 2015. The yield on total loans declined 60 basis points, from 5.91% in 2014 to 5.31% in 2015. PCI loan yield fell from 15.94% to 12.39%, and the yield on loans, excluding PCI loans, declined 12 basis points, from 4.77% to 4.65%. The tax-equivalent yield on securities increased from 2.76% for 2014 to 2.94% for 2015 as the average balance of tax-exempt securities increased $44.4 million over the time frame and is responsible for the increase in yield on the portfolio.

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

Interest and fees on loans were $29.6 million compared with $29.7 million for the years ended December 31, 2014 and 2013, respectively. While average loan balances increased $35.9 million over this time frame, the yield earned on these balances declined 30 basis points to 4.77%. Competitive pricing to garner quality loans drove lower loan yields. Interest on PCI loans declined $708,000, or 5.9%, from December 31, 2013, while the yield increased 86 basis points to 15.94%. Significant cash payments on loans related to pools that were previously written down to a zero carrying value equaled $1.3 million in each of 2013 and 2014. These payments coupled with lower expected losses influenced the yield increase. Securities interest income declined $551,000, or 6.6%, over the same time frame. Average balances on securities decreased $12.4 million during fiscal 2014 versus fiscal 2013, and the tax equivalent yield on the portfolio declined only two basis points to 2.76%.

The Company’s total loan to deposit ratio was 85.42% at December 31, 2015 versus 79.16% at December 31, 2014. The increase in the loan to deposit ratio is the direct result of the robust loan growth previously mentioned. The Company’s total loan to deposit ratio was 79.16% at December 31, 2014 versus 75.02% at December 31, 2013.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2015			Year ended December 31, 2014			Year ended December 31, 2013
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$687,463	$31,990	4.65%	$621,213	$29,635	4.77%	$585,343	$29,696	5.07%
PCI loans	63,552	7,875	12.39	70,421	11,228	15.94	79,140	11,936	15.08
Total loans	751,015	39,865	5.31	691,634	40,863	5.91	664,483	41,632	6.27
Interest bearing bank balances	14,551	59	0.41	19,103	61	0.32	22,423	58	0.26
Federal funds sold	1,852	2	0.10	389	—	0.10	3,453	3	0.10
Securities (taxable)	220,525	5,469	2.48	268,324	6,835	2.55	292,618	7,693	2.63
Securities (tax exempt)(1)	76,644	3,268	4.26	32,237	1,463	4.54	20,294	998	4.92
Total earning assets	1,064,587	48,663	4.57	1,011,687	49,222	4.87	1,003,271	50,384	5.02
Allowance for loan losses	(9,981)			(10,742)			(12,352)
Non-earning assets	95,190			114,545			130,033
Total assets	$1,149,796			$1,115,490			$1,120,952

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$229,220	$698	0.30%	$204,386	$595	0.29%	$238,545	$742	0.31%
Savings	83,614	260	0.31	77,138	253	0.33	81,368	277	0.34
Time deposits	523,726	5,025	0.96	552,709	5,010	0.91	546,788	5,351	0.98
Total deposits	836,560	5,983	0.72	834,233	5,858	0.70	866,701	6,370	0.73
Short-term borrowings	1,516	12	0.76	1,855	11	0.59	1,452	8	0.56
FHLB and other borrowings	96,937	1,179	1.22	85,661	776	0.91	55,375	700	1.26
Long-term debt	7,707	323	4.20	7,077	288	4.07	—	—	—
Total interest bearing liabilities	942,720	7,497	0.80	928,826	6,933	0.75	923,528	7,078	0.77
Non-interest bearing deposits	94,476			76,515			80,326
Other liabilities	4,490			4,184			3,933
Total liabilities	1,040,618			1,009,525			1,007,787
Shareholders' equity	108,110			105,965			113,165

Total liabilities and shareholders' equity	$1,149,796			$1,115,490			$1,120,952
Net interest earnings		$41,166			$42,289			$43,306
Interest spread			3.77%			4.12%			4.25%
Net interest margin			3.87%			4.18%			4.32%

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(Dollars in thousands)

	2015 compared to 2014			2014 compared to 2013
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$3,161	$(806)	$2,355	$1,820	$(1,881)	$(61)
PCI loans	(1,095)	(2,258)	(3,353)	(1,315)	607	(708)
Interest bearing bank balances and federal funds sold	(13)	13	—	(12)	12	—
Securities	(205)	30	(175)	(330)	(221)	(551)

Total Earning Assets	1,848	(3,021)	(1,173)	163	(1,483)	(1,320)

Interest Expense:
Demand deposits	72	30	102	(106)	(41)	(147)
Savings deposits	21	(14)	7	(14)	(10)	(24)
Time deposits	(263)	279	16	58	(399)	(341)
Total deposits	(170)	295	125	(62)	(450)	(512)

Other borrowed funds	131	308	439	470	(103)	367

Total interest-bearing liabilities	(39)	603	564	408	(553)	(145)
Net increase (decrease) in net interest income	$1,887	$(3,624)	$(1,737)	$(245)	$(930)	$(1,175)

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

Management also actively monitors its PCI loan portfolio for impairment and necessary loan loss provisions. Provisions for PCI loans may be necessary due to a change in expected cash flows or an increase in expected losses within a pool of loans.

The Company did not record a provision for loan losses in 2015, 2014 or 2013.  The Company records a separate provision for loan losses for its loan portfolio and its PCI loan portfolio.  There was no provision for loan losses on the PCI loan portfolio during 2015, 2014 or 2013.  Likewise, there was no provision for loan losses on the loan portfolio during 2015, 2014 or 2013.   With respect to the loan portfolio, this was the direct result of continued improvement in loan quality as evidenced by the lower net charge-offs than in prior years coupled with lower levels of classified assets.

The allowance for loan losses, excluding PCI loans, equaled 89.6% of nonaccrual loans at December 31, 2015, compared with 55.9% at December 31, 2014. The ratio of the allowance for loan losses to total nonperforming assets was 62.2% at December 31, 2015 compared with 40.1% at December 31, 2014.  The ratio of the allowance for loan losses to total loans, excluding PCI loans, was 1.28% at December 31, 2015, compared with 1.40% at December 31, 2014. Net recoveries were $292,000 in 2015, compared with net charge-offs of $1.2 million in 2014.

One loan relationship, aggregating $8.7 million, already identified as “substandard” was placed on non-accrual status during the fourth quarter of 2014.  This relationship was resolved in the second quarter of 2015 and resulted in a net recovery for the Company.

While the PCI loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the acquisition. See the Asset Quality discussion below for further analysis.

Noninterest Income

Noninterest income was $5.1 million for the year ended December 31, 2015 versus $5.3 million for the year ended December 31, 2014. This is a decrease of $188,000, or 3.6%. Gain on sales of securities decreased $617,000 in 2015 compared with 2014 and was $472,000 in the current year compared with $1.1 million in 2014. Gains on sales of loans of $69,000 represented a decline of $132,000 in 2015 compared with 2014. Other noninterest income of $736,000 in 2015 was a decrease of $63,000 when compared with 2014. Partially offsetting these decreases in year-over-year noninterest income was mortgage loan income of $784,000, an increase of $573,000 over the year ended December 31, 2014. The mortgage division began operations in the second quarter of 2014 and has progressively increased its production. Also increasing for the year ended December 31, 2015 over the year ended December 31, 2014 were service charges on deposit accounts, which increased $69,000 and were $2.3 million in 2015.

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

Noninterest Expenses

Noninterest expenses were $50.3 million for the year ended December 31, 2015. This compares with noninterest expenses of $36.8 million for the year ended December 31, 2014. This is an increase of $13.5 million, of which the indemnification asset amortization write-off was $11.8 million. The second largest increase was in salaries and employee benefits, which increased $2.0 million, primarily through the addition of loan production employees, including the mortgage division that began operations in the second quarter of 2014. Other real estate expenses were $1.3 million for the year ended December 31, 2015, an increase of $735,000 over $540,000 for the year ended December 31, 2014 due to an increase in write-downs and losses on sales of other real estate of $704,000. Other operating expenses of $6.5 million for the year ended December 31, 2015 increased $120,000, or 1.9%, over the same period in 2014.

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

Income Taxes

Income tax reflects a benefit of $2.6 million for the year ended December 31, 2015 versus income tax expense of $2.7 million for the year ended December 31, 2014. The effective tax rate for 2015 equaled 51.3% versus 26.6% in 2014. The change was the direct result of the increase in tax exempt securities.

Income tax expense was $2.7 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate for 2014 equaled 26.6% versus 29.7% in 2013. This decline was due to the increase in tax free municipal bonds purchased during the year and non-taxable bank owned life insurance proceeds of $406,000.

The Company has evaluated the need for a deferred tax valuation allowance for the years ended December 31, 2015 and 2014 in accordance with FASB ASC 740, Income Taxes. Based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance was required.

Loans

Total loans were $807.7 million at December 31, 2015, increasing $80.2 million from $727.5 million at December 31, 2014. Total loans, excluding PCI loans, were $748.7 million at December 31, 2015 versus $660.0 million at December 31, 2014. Total loans, excluding PCI loans, increased $88.7 million, or 13.4%, during 2015. Commercial mortgage loans exhibited the largest dollar volume increase year-over-year and were up $35.8 million, or 12.7%, and ended the year at $318.0 million. This is also the largest category of loans in the portfolio. Residential 1-4 family mortgage loans increased $27.4 million, or 16.4%, over this time frame and were $194.6 million at December 31, 2015. Multifamily loans increased $11.6 million, or 34.2%, and were $45.4 million at December 31, 2015. Construction and land development loans of $67.4 million at December 31, 2015 reflected an increase of 18.2%, or $10.4 million, since year end 2014. Commercial loans of $102.5 million at December 31, 2015 was an increase of $2.7 million over the balance at December 31, 2014. PCI loans were $59.0 million at December 31, 2015, $8.5 million lower than at year-end 2014.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2015
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$194,576	25.99%	$52,696	89.38%	$247,272	30.62%
Commercial	317,955	42.47	850	1.44	318,805	39.47
Construction and land development	67,408	9.00	2,310	3.92	69,718	8.63
Second mortgages	8,378	1.12	2,822	4.79	11,200	1.39
Multifamily	45,389	6.06	277	0.47	45,666	5.65
Agriculture	6,238	0.83	—	—	6,238	0.77
Total real estate loans	639,944	85.47	58,955	100.00	698,899	86.53
Commercial loans	102,507	13.69	—	—	102,507	12.69
Consumer installment loans	4,928	0.66	—	—	4,928	0.61
All other loans	1,345	0.18	—	—	1,345	0.17
Total loans	$748,724	100.00%	$58,955	100.00%	$807,679	100.00%

	2014
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,171	25.33%	$60,171	89.20%	$227,342	31.25%
Commercial	282,127	42.75	1,148	1.70	283,275	38.94
Construction and land development	57,027	8.64	2,456	3.64	59,483	8.18
Second mortgages	5,997	0.91	3,409	5.05	9,406	1.29
Multifamily	33,812	5.12	276	0.41	34,088	4.69
Agriculture	7,163	1.08	—	—	7,163	0.98
Total real estate loans	553,297	83.83	67,460	100.00	620,757	85.33
Commercial loans	99,783	15.12	—	—	99,783	13.72
Consumer installment loans	5,496	0.83	—	—	5,496	0.76
All other loans	1,444	0.22	—	—	1,444	0.19
Total loans	$660,020	100.00%	$67,460	100.00%	$727,480	100.00%

34

	2013
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$144,279	24.20%	$64,610	88.18%	$208,889	31.20%
Commercial	247,106	41.45	1,389	1.90	248,495	37.12
Construction and land development	55,238	9.27	2,940	4.01	58,178	8.69
Second mortgages	6,849	1.15	3,898	5.32	10,747	1.61
Multifamily	35,748	6.00	266	0.36	36,014	5.38
Agriculture	9,558	1.60	172	0.23	9,730	1.45
Total real estate loans	498,778	83.67	73,275	100.00	572,053	85.45
Commercial loans	90,282	15.14	—	—	90,282	13.49
Consumer installment loans	5,667	0.95	—	—	5,667	0.85
All other loans	1,446	0.24	—	—	1,446	0.21
Total loans	$596,173	100.00%	$73,275	100.00%	$669,448	100.00%

	2012
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$135,339	23.52%	$74,046	87.47%	$209,385	31.72%
Commercial	246,372	42.80	1,986	2.35	248,358	37.63
Construction and land development	61,090	10.62	3,264	3.86	64,354	9.75
Second mortgages	7,226	1.26	4,864	5.75	12,090	1.83
Multifamily	28,666	4.98	304	0.36	28,970	4.39
Agriculture	10,353	1.80	172	0.20	10,525	1.59
Total real estate loans	489,046	84.98	84,636	99.99	573,682	86.91
Commercial loans	77,911	13.54	—	—	77,911	11.80
Consumer installment loans	6,986	1.21	1	0.01	6,987	1.06
All other loans	1,539	0.27	—	—	1,539	0.23
Total loans	$575,482	100.00%	$84,637	100.00%	$660,119	100.00%

	2011
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$127,099	23.34%	$84,734	86.85%	$211,833	32.98%
Commercial	220,296	40.44	2,170	2.22	222,466	34.64
Construction and land development	75,631	13.88	4,260	4.38	79,891	12.44
Second mortgages	8,123	1.49	5,894	6.04	14,017	2.18
Multifamily	19,730	3.62	316	0.32	20,046	3.12
Agriculture	11,435	2.10	179	0.18	11,614	1.81
Total real estate loans	462,314	84.87	97,553	99.99	559,867	87.17
Commercial loans	72,188	13.25	—	—	72,188	11.24
Consumer installment loans	8,541	1.57	8	0.01	8,549	1.33
All other loans	1,675	0.31	—	—	1,675	0.26
Total loans	$544,718	100.00%	$97,561	100.00%	$642,279	100.00%

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2015 (dollars in thousands):

	Commercial	Construction and land development
Within 1 year	$41,406	$35,712
Variable Rate
One to Five Years	$13,780	$3,002
After Five Years	9,429	9,032
Total	$23,209	$12,034
Fixed Rate
One to Five Years	$32,217	$19,739
After Five Years	5,675	2,233
Total	$37,892	$21,972
Total Maturities	$102,507	$69,718

Asset Quality – Assets, Excluding PCI Loans

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2015, nonperforming assets totaled $16.2 million and net recoveries were $292,000. Nonperforming assets totaled $24.3 million and net charge-offs were $1.2 million for the year ended December 31, 2014.

Nonperforming loans were $10.7 million at December 31, 2015 compared to $16.6 million at December 31, 2014, a $5.9 million decrease. Additions to nonaccrual loans during 2015 totaled $4.8 million. The increase related to one $1.2 million commercial property relationship and several small residential property relationships, all of which are secured by real estate. There were $1.2 million in charge-offs taken during 2015 mainly centered in real estate loans. There were $1.4 million in pay-downs during the year, $7.7 million in pay-offs, and $292,000 in loans returned to accruing status. Of the pay-offs during the year, $7.5 million related to one commercial relationship. Foreclosures for the period totaled $81,000.

The following table sets forth selected asset quality data and ratios with respect to assets excluding PCI loans at December 31 of the years presented (dollars in thousands):

	2015	2014	2013	2012	2011
Nonaccrual loans	$10,670	$16,571	$12,105	$21,048	$28,542
Loans past due 90 days and accruing interest	—	—	—	509	2,005
Total nonperforming loans	10,670	16,571	12,105	21,557	30,547
OREO	5,490	7,743	6,244	10,793	10,252
Total nonperforming assets	$16,160	$24,314	$18,349	$32,350	$40,799

Accruing troubled debt restructure loans	$4,596	$6,195	$9,922	$9,990	$5,946

Balances
Specific reserve on impaired loans	1,039	1,694	1,604	2,656	2,765
General reserve related to unimpaired loans	8,520	7,573	8,840	10,264	12,070
Total allowance for loan losses	9,559	9,267	10,444	12,920	14,835
Average loans during the year, net of unearned income	687,463	621,213	585,343	556,113	510,940

Impaired loans	10,670	16,852	13,801	22,365	35,158
Non-impaired loans	738,054	643,168	582,372	553,117	509,560
Total loans, net of unearned income	748,724	660,020	596,173	575,482	544,718

Ratios
Allowance for loan losses, excluding PCI loans, to loans	1.28%	1.40%	1.75%	2.25%	2.72%
Allowance for loan losses to nonperforming assets	62.15	40.10	56.92	39.94	36.36
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	89.59	55.92	86.28	61.38	51.98
General reserve to non-impaired loans	1.15	1.18	1.52	1.86	2.37
Nonaccrual loans to loans	1.43	2.51	2.03	3.66	5.24
Nonperforming assets to loans and OREO	2.14	3.64	3.05	5.52	7.35
Net (recoveries) charge-offs to average loans	(0.04)	0.19	0.42	0.60	2.39

At December 31, 2015, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed, and all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2015 was $4.5 million. These loans have either been charged down or sufficiently reserved against to equate to the current expected realizable value.

The total amount of the allowance for loan losses attributed to all six relationships was $574,000 at December 31, 2015, or 12.73% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Non-covered Loans in the “Critical Accounting Policies” section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company frequently orders appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. A ratio analysis is used for all loans with balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. The Company had 17 loans for each of the years ended December 31, 2015 and 2014, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were four loans for each of the years ended December 31, 2015 and 2014 that were restructured using multiple new loans. At December 31, 2015 and 2014, the aggregated outstanding principal of all TDRs was $6.5 million and $7.0 million, respectively, of which $1.9 million and $757,000, respectively, were classified as nonaccrual.

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

The following table presents the composition of the Company’s nonaccrual loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2015	2014	2013	2012	2011
Mortgage loans on real estate:
Residential 1-4 family	$4,562	$3,342	$4,229	$5,562	$5,320
Commercial	1,508	607	1,382	5,818	9,187
Construction and land development	4,509	4,920	5,882	8,815	12,718
Second mortgages	13	61	225	141	189
Agriculture	—	—	205	250	53
Total real estate loans	10,592	8,930	11,923	20,586	27,467
Commercial loans	—	7,521	127	385	1,003
Consumer installment loans	78	120	55	77	72
Total loans	$10,670	$16,571	$12,105	$21,048	$28,542

As of December 31, 2015 and 2014, total impaired loans, excluding PCI loans, equaled $10.7 million and $16.9 million, respectively.

Asset Quality – PCI assets

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

Allowance for Credit Losses on Loans

The following table indicates the dollar amount of the allowance for loan losses, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2015	2014	2013	2012	2011
Balance, beginning of year	$9,267	$10,444	$12,920	$14,835	$25,543
Loans charged-off:
Commercial	3	1,217	325	695	3,615
Real estate	1,183	1,179	2,999	4,582	8,891
Consumer and other loans	174	134	167	220	288
Total loans charged-off	1,360	2,530	3,491	5,497	12,794
Recoveries:
Commercial	1,211	1,065	82	242	207
Real estate	343	178	857	1,807	176
Consumer and other loans	98	110	76	83	205
Total recoveries	1,652	1,353	1,015	2,132	588
Net charge-offs (recoveries)	(292)	1,177	2,476	3,365	12,206
Provision for loan losses	—	—	—	1,450	1,498
Balance, end of year	$9,559	$9,267	$10,444	$12,920	$14,835
Allowance for loan losses to loans	1.28%	1.40%	1.75%	2.25%	2.72%
Net (recoveries) charge-offs to average loans	(0.04)%	0.19%	0.42%	0.61%	2.39%
Allowance to nonperforming loans	89.59%	55.92%	86.28%	59.93%	48.56%

During 2015, the Bank’s net recoveries increased $1.5 million from the prior year and were primarily centered in commercial loans. Net charge-offs by loan category to total net recoveries were the following for 2015: 413.7% for commercial loans, (287.7%) for real estate loans, and (26.0%) for consumer loans.

During 2014, the Bank’s net charge-offs decreased $1.3 million from the prior year and were primarily centered in real estate. Net charge-offs by loan category to total net charge-offs were the following for 2014: 12.9% for commercial loans, 85.1% for real estate loans, and 2.0% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$727	13.6%	$1,242	15.2%	$1,546	15.1%	$1,961	13.5%	$1,810	13.2%
Construction and land development	1,353	9.0	1,930	8.6	2,252	9.3	3,773	10.6	5,729	13.9
Real estate mortgage	7,371	76.4	5,983	75.2	6,519	74.4	6,973	74.4	7,044	71.0
Consumer and other	108	1.0	112	1.0	127	1.2	213	1.5	252	1.9
Total allowance	$9,559	100%	$9,267	100%	$10,444	100%	$12,920	100%	$14,835	100%

Allowance for Credit Losses on PCI Loans

The PCI loans are subject to credit review standards for loans. If and when credit deterioration occurs subsequent to the date that they were acquired, a provision for credit loss for PCI loans will be charged to earnings for the full amount. The Company makes an estimate of the total cash flows it expects to collect from a pool of PCI loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Securities

The Company’s securities portfolio decreased $31.4 million, or 9.8%, from $319.6 million at December 31, 2014 to $288.2 million at December 31, 2015. This decrease is the result of a shift in assets to higher yielding loans. At December 31, 2015, the Company had $243.3 million in securities available for sale and $36.5 million of securities held to maturity. Equity securities totaled $8.4 million. Realized gains of $472,000 occurred during 2015 through sales and call activity.

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

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2015 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	$—	$22,356	$15,653	$13,337	$51,346
Fair Value	—	22,053	15,495	13,135	50,683
Weighted Avg Yield	—	(0.07%)	2.05%	1.84%	1.07%
State, county and municipal
Amortized Cost	1,936	52,476	93,618	26,391	174,421
Fair Value	1,956	54,393	95,003	26,703	178,055
Weighted Avg Yield	4.27%	3.47%	3.28%	3.21%	3.34%
Corporate bonds and other securities
Amortized Cost	—	4,064	8,447	2,486	14,997
Fair Value	—	4,036	8,047	2,213	14,296
Weighted Avg Yield	—	1.73%	1.09%	1.10%	1.27%
Mortgage Backed securities
Amortized Cost	—	16,113	15,291	6,909	38,313
Fair Value	—	15,986	15,004	6,857	37,847
Weighted Avg Yield	—	1.92%	2.37%	2.92%	2.28%
Total
Amortized Cost	1,936	95,009	133,009	49,123	279,077
Fair Value	1,956	96,468	133,549	48,908	280,881
Weighted Avg Yield	4.27%	2.30%	2.89%	2.69%	2.66%

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Mortgage backed – U.S. Gov’t sponsored agencies	—	—	—	—
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

	December 31, 2013
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,789	$165	$(967)	$98,987
U.S. Gov’t sponsored agencies	487	—	(1)	486
State, county and municipal	138,884	1,297	(6,085)	134,096
Corporate and other bonds	6,369	27	(47)	6,349
Mortgage backed – U.S. Gov’t agencies	3,608	29	(198)	3,439
Mortgage backed – U.S. Gov’t sponsored agencies	22,631	69	(280)	22,420
Total Securities Available for Sale	$271,768	$1,587	$(7,578)	$265,777

Securities Held to Maturity
State, county and municipal	$9,385	$718	$—	$10,103
Mortgage backed – U.S. Gov’t agencies	6,604	398	—	7,002
Mortgage backed – U.S. Gov’t sponsored agencies	12,574	626	—	13,200
Total Securities Held to Maturity	$28,563	$1,742	$—	$30,305

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2015		2014		2013
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
NOW	$121,329	0.21%	$109,272	0.22%	$128,965	0.21%
MMDA	107,891	0.41	95,115	0.37	109,580	0.43
Savings	83,614	0.31	77,138	0.33	81,368	0.34
Time deposits less than $100,000	233,784	0.94	248,107	0.93	287,908	1.00
Time deposits $100,000 and over	289,942	0.98	304,601	0.89	258,880	0.95
Total deposits	$836,560	0.72	$834,233	0.70	$866,701	0.73

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2015 (dollars in thousands):

Within 3 months	$64,591
3-6 months	122,325
6-12 months	49,883
over 12 months	68,119
Total	$304,918

Short-term Borrowings

The Company uses short-term borrowings in conjunction with deposits to fund lending and investing activities. Short-term funding includes overnight borrowings from correspondent banks. The following information is provided for borrowings balances, rates, and maturities as of December 31 of the years presented (dollars in thousands):

	As of December 31
Short-term:	2015	2014
Federal Funds purchased	$18,921	$14,500

Maximum month-end outstanding balance	$18,921	$14,500
Average outstanding balance during the year	$1,516	$1,855
Average interest rate during the year	0.76%	0.57%
Average interest rate at end of year	1.28%	0.51%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2015 and 2014 was as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Cash and due from banks	$7,393	$8,329
Interest bearing bank deposits	9,576	14,024
Available for sale securities, at fair value, unpledged	189,692	199,067
Total liquid assets	$206,661	$221,420

Deposits and other liabilities	$1,076,070	$1,048,084
Ratio of liquid assets to deposits and other liabilities	19.21%	21.13%

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

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III and which became effective January 1, 2015, the federal banking regulators have defined four tests for assessing the capital strength and adequacy of banks, based on three definitions of capital. “Common equity tier 1 capital” is defined as common equity, retained earnings, and accumulated other comprehensive income (AOCI), less certain intangibles. “Tier 1 capital” is defined as common equity tier 1 capital plus qualifying perpetual preferred stock, tier 1 minority interests, and grandfathered trust preferred securities. “Tier 2 capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, non-tier 1 minority interests and a limited amount of the allowance for loan losses. “Total capital” is defined as tier 1 capital plus tier 2 capital. Four risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets, and the ratios are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Common equity tier 1 capital ratio” is common equity tier 1 capital divided by risk-weighted assets. “Tier 1 risk-based capital ratio” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital ratio” is total capital divided by risk-weighted assets. The leverage ratio is tier 1 capital divided by total average assets.

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

The following table shows the Company’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Company	$118,157	13.16%	$115,805	14.72%
Bank	119,683	13.34%	117,395	14.92%
Tier 1 Capital to risk weighted assets
Company	108,457	12.08%	106,397	13.52%
Bank	109,983	12.26%	107,987	13.73%
Common Equity Tier 1 Capital to risk weighted assets
Company	104,333	11.62%	n/a	n/a
Bank	109,983	12.26%	n/a	n/a
Tier 1 Capital to adjusted average total assets
Company	108,457	9.38%	106,397	9.36%
Bank	109,983	9.55%	107,987	9.50%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 21 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2015, 2014 and 2013 was 3.28%, 3.24% and 3.28%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

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

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2015 and 2014, is as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Commitments with off-balance sheet risk:
Commitments to extend credit	$106,099	$87,017
Standby letters of credit	7,146	7,358
Total commitments with off-balance sheet risks	$113,245	$94,375

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

At December 31, 2015, the fair value of the Company’s cash flow hedge was an unrealized loss of $199,000, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2015 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Trust preferred debt	$4,124	$—	$—	$—	$4,124
Federal Home Loan Bank advances	95,656	80,000	5,000	10,656	—
Long term debt	5,675	4,005	1,670	—	—
Operating leases	6,621	1,030	1,895	1,855	1,841
Total contractual obligations	$112,076	$85,035	$8,565	$12,511	$5,965

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. The Company did not pay dividends to common shareholders during the years ended December 31, 2015, 2014 and 2013. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2015	2014	2013
Return on average assets	(0.22)%	0.67%	0.53%
Return on average equity	(2.31)%	7.09%	5.22%
Dividend payout ratio	n/a	n/a	n/a
Leverage	9.40%	9.50%	10.10%

Non GAAP Measures

Beginning January 1, 2009, business combinations must be accounted for under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The Company has accounted for its previous business combinations under the purchase method of accounting. The original merger between the Company, TFC and BOE as well as the SFSB transaction were business combinations accounted for using the purchase method of accounting. TCB transaction was accounted for as an asset purchase. At December 31, 2015, 2014 and 2013, core deposit intangible assets totaled $2.8 million, $4.7 million and $6.6 million, respectively. Goodwill was zero at December 31, 2015, 2014 and 2013.

In reporting the results of 2015, 2014 and 2013 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings (loss) per share were $(0.06) for the year ended December 31, 2015 compared with $0.40 in 2014 and $0.33 in 2013. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2015 was (1.19)% and (0.11)%, respectively, compared with 9.09% and 0.79%, respectively, in 2014 and 8.38% and 0.66%, respectively, in 2013.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Net (loss) income	$(2,497)	$7,516	$5,906
Plus: core deposit intangible amortization, net of tax	1,259	1,259	1,453
Non-GAAP operating earnings	$(1,237)	$8,775	$7,359

Shareholders' equity	$104,487	$107,650	$106,659
Preferred stock (net)	—	—	11,717
Core deposit intangible (net)	2,805	4,713	6,621
Common tangible book value	$101,682	$102,937	$88,321
Shares outstanding	21,867	21,792	21,709
Common tangible book value per share	$4.65	$4.72	$4.07

Average assets	$1,149,796	$1,115,490	$1,120,952
Less: average core deposit intangibles	3,797	5,707	9,020
Average tangible assets	$1,145,999	$1,109,783	$1,111,932

Average equity	$108,110	$105,965	$113,165
Less: average core deposit intangibles	3,797	5,707	9,020
Less: average preferred equity	—	3,715	16,304
Average tangible common equity	$104,313	$96,543	$87,841

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	%	$	%	$	%	$
Change in Yield curve
+400 bp	(7.7)%	(3,100)	0.5%	183	(0.1)%	(4)
+300 bp	(6.2)%	(2,479)	(0.3)%	(131)	(1.1)%	(442)
+200 bp	(4.2)%	(1,677)	(0.2)%	(96)	(1.0)%	(404)
+100 bp	(2.3)%	(924)	(0.5)%	(207)	(0.9)%	(374)
most likely	—%	—	—%	—	—%	—
-100 bp	2.6%	1,054	1.6%	624	1.2%	478
-200 bp	1.1%	437	(0.3)%	(132)	(0.6)%	(249)
-300 bp	0.9%	376	(0.6)%	(222)	(1.4)%	(565)
-400 bp	0.9%	374	(0.6)%	(225)	(1.6)%	(640)

At December 31, 2015, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could decrease by 7.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could increase by 0.9%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Community Bankers Trust Corporation as of December 31, 2015 and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Community Bankers Trust Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Richmond, Virginia

March 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited Community Bankers Trust Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Community Bankers Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Community Bankers Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community Bankers Trust Corporation as of December 31, 2015 and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Richmond, Virginia

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Community Bankers Trust Corporation and subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation and subsidiary as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 13, 2015

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014

(dollars in thousands)

	2015	2014
ASSETS
Cash and due from banks	$7,393	$8,329
Interest bearing bank deposits	9,576	14,024
Total cash and cash equivalents	16,969	22,353

Securities available for sale, at fair value	243,270	274,568
Securities held to maturity, at cost (fair value of $37,611 and $37,539, respectively)	36,478	36,197
Equity securities, restricted, at cost	8,423	8,816
Total securities	288,171	319,581

Loans held for sale	2,101	200

Loans	748,724	660,020
Purchased credit impaired (PCI) loans	58,955	67,460
Total loans	807,679	727,480
Allowance for loan losses (loans of $9,559 and $9,267, respectively; PCI loans of $484 and $484, respectively)	(10,043)	(9,751)
Net loans	797,636	717,729

FDIC indemnification asset	—	18,609
Bank premises and equipment, net	27,378	29,702
Bank premises and equipment held for sale	110	465
Other real estate owned	5,490	7,743
Bank owned life insurance	21,620	21,004
FDIC receivable under shared-loss agreements	—	669
Core deposit intangibles, net	2,805	4,713
Other assets	18,277	12,966
Total assets	$1,180,557	$1,155,734

LIABILITIES
Deposits:
Noninterest bearing	$96,216	$84,564
Interest bearing	849,303	834,381
Total deposits	945,519	918,945

Federal funds purchased	18,921	14,500
Federal Home Loan Bank advances	95,656	96,401
Long-term debt	5,675	9,680
Trust preferred capital notes	4,124	4,124
Other liabilities	6,175	4,434
Total liabilities	1,076,070	1,048,084

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,866,944 and 21,791,523 shares issued and outstanding, respectively)	219	218
Additional paid in capital	145,907	145,321
Retained deficit	(41,050)	(38,553)
Accumulated other comprehensive (loss) income	(589)	664
Total shareholders’ equity	104,487	107,650
Total liabilities and shareholders’ equity	$1,180,557	$1,155,734

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars and shares in thousands, except per share data)

	2015	2014	2013
Interest and dividend income
Interest and fees on loans	$31,990	$29,635	$29,696
Interest and fees on PCI loans	7,875	11,228	11,936
Interest on federal funds sold	2	—	3
Interest on deposits in other banks	59	61	58
Interest and dividends on securities
Taxable	5,469	6,835	7,693
Nontaxable	2,157	966	659
Total interest and dividend income	47,552	48,725	50,045
Interest expense
Interest on deposits	5,983	5,858	6,370
Interest on other borrowed funds	1,514	1,075	708
Total interest expense	7,497	6,933	7,078
Net interest income	40,055	41,792	42,967
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	40,055	41,792	42,967
Noninterest income
Service charges on deposit accounts	2,269	2,200	2,739
Gain on securities transactions, net	472	1,089	518
Gain (loss) on sale of loans, net	69	201	(359)
Income on bank owned life insurance	751	769	747
Mortgage loan income	784	211	313
Other	736	799	766
Total noninterest income	5,081	5,269	4,724
Noninterest expense
Salaries and employee benefits	18,141	16,136	15,981
Occupancy expenses	2,592	2,597	2,717
Equipment expenses	1,035	957	1,038
FDIC assessment	938	805	843
Data processing fees	1,709	1,732	2,078
FDIC indemnification asset amortization	16,195	5,795	6,449
Amortization of intangibles	1,908	1,908	2,202
Other real estate expense	1,275	540	2,034
Other operating expenses	6,467	6,347	5,946
Total noninterest expense	50,260	36,817	39,288
(Loss) income before income taxes	(5,124)	10,244	8,403
Income tax (benefit) expense	(2,627)	2,728	2,497
Net (loss) income	(2,497)	7,516	5,906
Dividends paid on preferred stock	—	247	885
Accretion of discount on preferred stock	—	—	234
Net (loss) income available to common shareholders	$(2,497)	$7,269	$4,787
Net (loss) income per share — basic	$(0.11)	$0.33	$0.22
Net (loss) income per share — diluted	$(0.11)	$0.33	$0.22
Weighted average number of shares outstanding
basic	21,827	21,755	21,700
diluted	21,827	21,981	21,922

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	2015	2014	2013
Net (loss) income	$(2,497)	$7,516	$5,906

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities:
Change in unrealized (loss) gain in investment securities	(1,056)	9,280	(11,386)
Tax related to unrealized loss (gain) in investment securities	359	(3,155)	3,871
Reclassification adjustment for gain in securities sold	(472)	(1,089)	(518)
Tax related to realized gain in securities sold	160	370	176
Defined benefit pension plan:
Change in prior service cost	5	4	(68)
Change in unrealized (loss) gain in plan assets	(142)	(997)	1,462
Tax related to defined benefit pension plan	47	337	(474)
Cash flow hedge:
Change in unrealized (loss) gain in cash flow hedge	(234)	35	—
Tax related to cash flow hedge	80	(12)	—
Total other comprehensive (loss) income	(1,253)	4,773	(6,937)
Total comprehensive (loss) income	$(3,750)	$12,289	$(1,031)

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars and shares in thousands)

			Discount					Accumulated
			on			Additional		Other
	Preferred		Preferred	Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Stock	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance December 31, 2012	$17,680	$1,037	$(234)	21,670	$217	$144,398	$(50,609)	$2,828	$115,317
Amortization of preferred stock warrants	—	—	234	—	—	—	(234)	—	—
Issuance of common stock	—	—	—	39	—	123	—	—	123
Dividends paid on preferred stock	—	—	—	—	—	—	(885)	—	(885)
Stock-based compensation expense	—	—	—	—	—	135	—	—	135
Redemption of preferred stock	(7,000)	—	—	—	—	—	—	—	(7,000)
Net income	—	—	—	—	—	—	5,906	—	5,906
Other comprehensive loss	—	—	—	—	—	—	—	(6,937)	(6,937)
Balance December 31, 2013	10,680	1,037	—	21,709	217	144,656	(45,822)	(4,109)	106,659
Issuance of common stock	—	—	—	83	1	227	—	—	228
Dividends paid on preferred stock	—	—	—	—	—	—	(247)	—	(247)
Stock-based compensation expense	—	—	—	—	—	181	—	—	181
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)	—	—	—	257	—	—	(780)
Net income	—	—	—	—	—	—	7,516	—	7,516
Other comprehensive income	—	—	—	—	—	—	—	4,773	4,773
Balance December 31, 2014	—	—	—	21,792	218	145,321	(38,553)	664	107,650
Issuance of common stock	—	—	—	75	1	276	—	—	277
Stock-based compensation expense	—	—	—	—	—	310	—	—	310
Net loss	—	—	—	—	—	—	(2,497)	—	(2,497)
Other comprehensive loss	—	—	—	—	—	—	—	(1,253)	(1,253)
Balance December 31, 2015	$—	$—	$—	21,867	$219	$145,907	$(41,050)	$(589)	$104,487

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	2015	2014	2013
Operating activities:
Net (loss) income	$(2,497)	$7,516	$5,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	3,494	3,484	3,842
Non-cash contribution of property	—	68	—
Stock-based compensation expense	467	332	252
Amortization of purchased loan premium	304	1,087	1,265
Deferred tax (benefit) expense	(6,077)	(40)	2,497
Amortization of security premiums and accretion of discounts, net	2,546	3,461	3,488
Net gain on sale of securities	(472)	(1,089)	(518)
Net loss on sale and valuation of other real estate owned	1,111	407	1,714
Net (gain) loss on sale of loans	(69)	(201)	359
Gain on bank owned life insurance investment	—	(405)	—
Originations of mortgages held for sale	(55,465)	(6,973)	(12,330)
Proceeds from sales of mortgages held for sale	53,564	6,873	13,925
Income on bank owned life insurance	751	769	747
Loss on termination of FDIC shared-loss agreement	13,084	—	—
Changes in assets and liabilities:
Decrease in other assets	3,056	3,156	8,690
Increase in other liabilities	1,488	1,155	388
Net cash provided by operating activities	15,285	19,600	30,225

Investing activities:
Proceeds from available for sale securities	146,906	109,983	156,123
Proceeds from held to maturity securities	4,583	16,415	13,471
Proceeds from equity securities	1,845	587	1,629
Purchase of available for sale securities	(121,854)	(121,228)	(127,451)
Purchase of held to maturity securities	(2,221)	(15,777)	—
Purchase of equity securities	(1,452)	(1,045)	(2,582)
Proceeds from sale of other real estate owned	2,900	4,667	7,491
Improvements of other real estate, net of insurance proceeds	(516)	(509)	(621)
Net increase in loans	(85,675)	(78,169)	(46,847)
Principal recoveries of loans previously charged off	1,652	1,353	1,015
Purchase of premises and equipment, net	(1,768)	(3,875)	(1,887)
Purchase of bank owned life insurance investment	—	—	(5,000)
Proceeds from bank owned life insurance investment	—	840	—
Proceeds from termination of FDIC shared-loss agreement	3,100	—	—
Proceeds from sale of loans	3,380	13,284	28,611
Proceeds from sale of premises and equipment	2,120	—	5,177
Net cash (used in) provided by investing activities	(47,000)	(73,474)	29,129

Financing activities:
Net increase in deposits	26,574	26,604	111,193
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,421	8,500	588
Net (decrease) increase in Federal Home Loan Bank borrowings	(745)	19,276	27,297
Proceeds from issuance of common stock	86	39	6
Cash dividends paid	—	(247)	(885)
Proceeds from long-term debt	—	10,680	—
Redemption of preferred stock and related warrants	—	(11,460)	(7,000)
Payment from sale of deposits	—	—	(190,855)
Payments on long-term debt	(4,005)	(1,000)	—
Net cash provided by (used in) financing activities	26,331	52,392	(59,656)

Net decrease in cash and cash equivalents	(5,384)	(1,482)	(302)

Cash and cash equivalents:
Beginning of the period	22,353	23,835	24,137
End of the period	$16,969	$22,353	$23,835

54

	2015	2014	2013
Supplemental disclosures of cash flow information:
Interest paid	$7,533	$6,760	$7,252
Income taxes paid	1,995	3,134	—
Transfers of loans to other real estate owned	821	3,436	3,351
Transfer of building premises and equipment to held for sale	2,118	465	5,174
Transfer of deposits to held for sale	—	—	193,170
Transfer of loans held for investment to loans held for sale	—	—	30,228

See accompanying notes to consolidated financial statements

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

Prior to November 8, 2013, the Bank also had four full-service offices in Georgia. The Bank sold those offices and related deposits to Community & Southern Bank on November 8, 2013. See Note 30 for additional information.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2015 and 2014. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and interest-bearing bank balances.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period, the aggregate amount of daily average required reserves was $0 and $10.7 million for the years ended December 31, 2015 and 2014, respectively. The reduction in restricted cash is due to a change in the reservable deposit mix whereby the Bank’s levels of vault cash sufficiently cover the reserve requirement.

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

Restricted Securities

The Company is required to maintain an investment in the capital stock of the Federal Reserve Bank, the Federal Home Loan Bank, and Community Bankers Bank. The Company’s investment in these securities is recorded at cost.

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

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Accounting for Certain Loans Acquired in a Transfer

FASB ASC 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers under revolving credit arrangements are excluded from the scope of FASB ASC 310 which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through the allowance for loan losses.

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “PCI loans”), subject to FASB ASC Topic 805, Business Combinations (formerly SFAS 141(R)), are recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly SOP 03-3), applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The PCI loans are subject to credit review standards described above for loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for credit loss for PCI loans will be charged to earnings.

The Company has made an estimate of the total cash flows it expects to collect from each pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows that it expects to collect from the pool is referred to as nonaccretable difference, which is not accreted into income. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through the allowance for loan loss. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value of the real estate acquired at the date of foreclosure net of estimated selling costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $5.5 million and $7.7 million in other real estate at December 31, 2015 and 2014, respectively.

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $651,000, $475,000 and $384,000 for 2015, 2014 and 2013, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2015, 2014 or 2013. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income taxes. All years from 2012 through 2015 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. There were no dividends declared or paid in 2015. The Company declared and paid $247,000 and $885,000 in dividends on preferred stock in 2014 and 2013, respectively.

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

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive (loss) income and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating what impact adopting this guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing U.S. generally accepted accounting principles by:

•	Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•	Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•	Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•	Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing U.S. generally accepted accounting principles does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of the ASU, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentations. See Notes 3, 4, 5 and 7 for details regarding reclassifications resulting from the termination of the Company’s shared-loss agreement with the Federal Deposit Insurance Corporation (FDIC).

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
U.S. Gov’t sponsored agencies	—	—	—	—
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

The amortized cost and fair value of securities at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,396	$1,415	$540	$541
Due after one year through five years	11,061	11,538	83,949	84,930
Due after five years through ten years	14,403	14,799	118,607	118,752
Due after ten years	9,618	9,859	39,503	39,047
Total securities	$36,478	$37,611	$242,599	$243,270

Proceeds from sales of securities available for sale were $105.8 million, $79.6 million and $77.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
Gross realized gains	$974	$1,584	$645
Gross realized losses	(502)	(495)	(127)
Net securities gains	$472	$1,089	$518

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2015, 2014 and 2013.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$20,408	$(84)	$28,063	$(576)	$48,471	$(660)
U.S. Gov’t sponsored agencies	742	(14)	-	-	742	(14)
State, county and municipal	23,733	(252)	10,270	(615)	34,003	(867)
Corporate and other bonds	8,996	(669)	3,290	(42)	12,286	(711)
Mortgage backed – U.S. Gov’t agencies	6,386	(88)	1,919	(79)	8,305	(167)
Mortgage backed – U.S. Gov’t sponsored agencies	24,129	(360)	175	(2)	24,304	(362)
Total	$84,394	$(1,467)	$43,717	$(1,314)	$128,111	$(2,781)

Securities Held to Maturity
State, county and municipal	$3,889	$(35)	$-	$-	$3,889	$(35)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$47,475	$(438)	$35,630	$(576)	$83,105	$(1,014)
State, county and municipal	3,673	(8)	32,348	(846)	36,021	(854)
Corporate and other bonds	5,756	(21)	3,113	(34)	8,869	(55)
Mortgage backed – U.S. Gov’t agencies	—	—	1,899	(98)	1,899	(98)
Mortgage backed – U.S. Gov’t sponsored agencies	2,551	(16)	712	(11)	3,263	(27)
Total	$59,455	$(483)	$73,702	$(1,565)	$133,157	$(2,048)

The unrealized losses (impairments) in the investment portfolio at December 31, 2015 and 2014 are generally a result of market fluctuations that occur daily. The unrealized losses are from 151 securities at December 31, 2015. Of those, 130 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty-one investment grade corporate obligations comprise the remaining securities with unrealized losses at December 31, 2015. The Company considers the reason for impairment, length of impairment and intent and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $88.7 million and $111.3 million at December 31, 2015 and 2014, respectively, were pledged to secure the cash flow hedge and public deposits as required or permitted by law. At each of December 31, 2015 and 2014, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

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

The Company’s loans at December 31, 2015 and 2014 were comprised of the following (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$194,576	25.99%	$167,171	25.33%
Commercial	317,955	42.47	282,127	42.75
Construction and land development	67,408	9.00	57,027	8.64
Second mortgages	8,378	1.12	5,997	0.91
Multifamily	45,389	6.06	33,812	5.12
Agriculture	6,238	0.83	7,163	1.08
Total real estate loans	639,944	85.47	553,297	83.83
Commercial loans	102,507	13.69	99,783	15.12
Consumer installment loans	4,928	0.66	5,496	0.83
All other loans	1,345	0.18	1,444	0.22
Total loans	$748,724	100.00%	$660,020	100.00%
Loans previously reported			$664,736
Loans previously reported as PCI			(4,716)
Total loans			$660,020

The Company held $13.4 million and $18.3 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2015 and 2014, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $586,000 and $922,000 at December 31, 2015 and 2014, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At December 31, 2015 and 2014, the Company’s allowance for credit losses was comprised of the following: (i) specific valuation allowances calculated in accordance with FASB ASC 310, Receivables, (ii) general valuation allowances calculated in accordance with FASB ASC 450, Contingencies, based on economic conditions and other qualitative risk factors, and (iii) historical valuation allowances calculated using historical loan loss experience. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of December 31, 2015 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,777	$3,034	$414
Commercial	205	407	35
Construction and land development	4,509	6,179	574
Second mortgages	13	14	2
Total real estate loans	7,504	9,634	1,025
Consumer installment loans	78	84	14
Subtotal impaired loans with a valuation allowance	7,582	9,718	1,039
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,785	2,260	—
Commercial	1,303	1,500	—
Total real estate loans	3,088	3,760	—
Subtotal impaired loans without a valuation allowance	3,088	3,760	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,562	5,294	414
Commercial	1,508	1,907	35
Construction and land development	4,509	6,179	574
Second mortgages	13	14	2
Total real estate loans	10,592	13,394	1,025
Consumer installment loans	78	84	14
Total impaired loans	$10,670	$13,478	$1,039

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2014 (dollars in thousands):

	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,754	$2,895	$463
Commercial	308	470	53
Construction and land development	4,903	7,643	627
Second mortgages	61	63	11
Total real estate loans	8,026	11,071	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	118	120	20
Subtotal impaired loans with a valuation allowance	15,665	19,912	1,694
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	588	626	—
Commercial	418	550	—
Construction and land development	179	212	—
Total real estate loans	1,185	1,388	—
Consumer installment loans	2	3	—
Subtotal impaired loans without a valuation allowance	1,187	1,391	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,342	3,521	463
Commercial	726	1,020	53
Construction and land development	5,082	7,855	627
Second mortgages	61	63	11
Total real estate loans	9,211	12,459	1,154
Commercial loans	7,521	8,721	520
Consumer installment loans	120	123	20
Total impaired loans	$16,852	$21,303	$1,694

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Mortgage loans on real estate:
Residential 1-4 family	$3,952	$4,008	$5,607
Commercial	1,117	1,680	4,225
Construction and land development	4,795	5,482	7,436
Second mortgages	37	143	198
Agriculture	—	102	227
Total real estate loans	9,901	11,415	17,693
Commercial loans	3,761	3,824	318
Consumer installment loans	100	89	72
Total impaired loans	$13,762	$15,328	$18,083

The majority of impaired loans were also nonaccruing for which no interest income was recognized during each of the years ended December 31, 2015, 2014 and 2013. No significant amounts of interest income were recognized on accruing impaired loans for each of the years ended December 31, 2015, 2014 and 2013.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. Cash basis income of $465,000 and $612,000 was recognized during the year ended December 31, 2015 and 2014, respectively. There were no significant amounts recognized during the year ended December 31, 2013. For the years ended December 31, 2015, 2014 and 2013, estimated interest income of $734,000, $890,000 and $980,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents nonaccrual loans, excluding PCI loans, by loan category as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$4,562	$3,342
Commercial	1,508	607
Construction and land development	4,509	4,920
Second mortgages	13	61
Total real estate loans	10,592	8,930
Commercial loans	—	7,521
Consumer installment loans	78	120
Total loans	$10,670	$16,571

Troubled debt restructures and some special mention loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. All impaired loans at December 31, 2015 were also nonaccrual loans. Impaired loans of $16.9 million at December 31, 2014 consisted of $16.6 million in nonaccrual loans, in addition to $118,000 in troubled debt restructures and $163,000 in special mention loans, both of which were still accruing.

The following tables present an age analysis of past due status of loans, excluding PCI loans, by category as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$811	$4,562	$5,373	$189,203	$194,576	$—
Commercial	1,471	1,508	2,979	314,976	317,955	—
Construction and land development	51	4,509	4,560	62,848	67,408	—
Second mortgages	135	13	148	8,230	8,378	—
Multifamily	—	—	—	45,389	45,389	—
Agriculture	—	—	—	6,238	6,238	—
Total real estate loans	2,468	10,592	13,060	626,884	639,944	—
Commercial loans	16	—	16	102,491	102,507	—
Consumer installment loans	10	78	88	4,840	4,928	—
All other loans	33	—	33	1,312	1,345	—
Total loans	$2,527	$10,670	$13,197	$735,527	$748,724	$—

	December 31, 2014
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$298	$3,342	$3,640	$163,531	$167,171	$—
Commercial	200	607	807	281,320	282,127	—
Construction and land development	128	4,920	5,048	51,979	57,027	—
Second mortgages	26	61	87	5,910	5,997	—
Multifamily	—	—	—	33,812	33,812	—
Agriculture	—	—	—	7,163	7,163	—
Total real estate loans	652	8,930	9,582	543,715	553,297	—
Commercial loans	66	7,521	7,587	92,196	99,783	—
Consumer installment loans	10	120	130	5,366	5,496	—
All other loans	—	—	—	1,444	1,444	—
Total loans	$728	$16,571	$17,299	$642,721	$660,020	$—

Activity in the allowance for loan losses on loans, excluding PCI loans, by segment for the years ended December 31, 2015, 2014 and 2013 is presented in the following tables (dollars in thousands):

	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$348	$(490)	$83	$3,041
Commercial	2,618	1,371	—	33	4,022
Construction and land development	1,930	(114)	(593)	130	1,353
Second mortgages	63	43	(100)	97	103
Multifamily	136	42	—	—	178
Agriculture	66	(39)	—	—	27
Total real estate loans	7,913	1,651	(1,183)	343	8,724
Commercial loans	1,242	(1,723)	(3)	1,211	727
Consumer installment loans	85	88	(174)	98	97
All other loans	27	(16)	—	—	11
Total loans	$9,267	$—	$(1,360)	$1,652	$9,559

	December 31, 2013	Provision Allocation	Charge-offs	Recoveries	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,853	$(98)	$(733)	$78	$3,100
Commercial	2,333	636	(446)	95	2,618
Construction and land development	2,252	(323)	—	1	1,930
Second mortgages	101	(42)	—	4	63
Multifamily	151	(15)	—	—	136
Agriculture	81	(15)	—	—	66
Total real estate loans	8,771	143	(1,179)	178	7,913
Commercial loans	1,546	(152)	(1,217)	1,065	1,242
Consumer installment loans	101	8	(134)	110	85
All other loans	26	1	—	—	27
Total loans	$10,444	$—	$(2,530)	$1,353	$9,267

	December 31, 2012	Provision Allocation	Charge-offs	Recoveries	December 31, 2013
Mortgage loans on real estate:
Residential 1-4 family	$3,985	$244	$(432)	$56	$3,853
Commercial	2,482	1,411	(1,580)	20	2,333
Construction and land development	3,773	(1,338)	(877)	694	2,252
Second mortgages	142	16	(105)	48	101
Multifamily	303	(152)	—	—	151
Agriculture	61	(14)	(5)	39	81
Total real estate loans	10,746	167	(2,999)	857	8,771
Commercial loans	1,961	(172)	(325)	82	1,546
Consumer installment loans	195	(3)	(167)	76	101
All other loans	18	8	—	—	26
Total loans	$12,920	$—	$(3,491)	$1,015	$10,444

Included in charge-offs for the year ended December 31, 2013 was a $500,000 writedown arising from the transfer of a loan from loans to loans held for sale.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$450	$2,591	$3,041	$6,972	$187,604	$194,576
Commercial	55	3,967	4,022	6,362	311,593	317,955
Construction and land development	564	789	1,353	4,509	62,899	67,408
Second mortgages	2	101	103	13	8,365	8,378
Multifamily	—	178	178	—	45,389	45,389
Agriculture	—	27	27	—	6,238	6,238
Total real estate loans	1,071	7,653	8,724	17,856	622,088	639,944
Commercial loans	—	727	727	58	102,449	102,507
Consumer installment loans	12	85	97	78	4,850	4,928
All other loans	—	11	11	—	1,345	1,345
Total loans	$1,083	$8,476	$9,559	$17,992	$730,732	$748,724

	December 31, 2014
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$598	$2,502	$3,100	$7,307	$159,864	$167,171
Commercial	54	2,564	2,618	5,122	277,005	282,127
Construction and land development	628	1,302	1,930	5,096	51,931	57,027
Second mortgages	11	52	63	61	5,936	5,997
Multifamily	—	136	136	—	33,812	33,812
Agriculture	—	66	66	—	7,163	7,163
Total real estate loans	1,291	6,622	7,913	17,586	535,711	553,297
Commercial loans	529	713	1,242	7,757	92,026	99,783
Consumer installment loans	20	65	85	124	5,372	5,496
All other loans	—	27	27	—	1,444	1,444
Total loans	$1,840	$7,427	$9,267	$25,467	$634,553	$660,020

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $7.3 million and $8.6 million at December 31, 2015 and 2014, respectively. The allowance for loans losses allocated to these loans was $44,000 and $146,000 at December 31, 2015 and 2014, respectively.

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $13.4 million and $18.3 million at December 31, 2015 and 2014, respectively.

Special Mention - A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention loans are not adversely classified and do not warrant adverse classification.

Substandard - A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard generally have a well defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These loans are characterized by the possibility of loss if the deficiencies are not corrected.

Doubtful - A doubtful loan has all the weaknesses inherent in a loan classified as substandard with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. The possibility of loss is extremely high.

The following tables present the composition of loans, excluding PCI loans, by credit quality indicator at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$182,394	$6,612	$5,570	$—	$194,576
Commercial	306,267	8,520	3,168	—	317,955
Construction and land development	62,391	434	4,583	—	67,408
Second mortgages	7,126	1,239	13	—	8,378
Multifamily	45,389	—	—	—	45,389
Agriculture	6,113	125	—	—	6,238
Total real estate loans	609,680	16,930	13,334	—	639,944
Commercial loans	98,159	4,290	58	—	102,507
Consumer installment loans	4,593	256	79	—	4,928
All other loans	1,345	—	—	—	1,345
Total loans	$713,777	$21,476	$13,471	$—	$748,724

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$153,699	$7,540	$5,932	$—	$167,171
Commercial	268,391	10,363	3,373	—	282,127
Construction and land development	51,473	620	4,934	—	57,027
Second mortgages	4,636	1,300	61	—	5,997
Multifamily	33,812	—	—	—	33,812
Agriculture	7,163	—	—	—	7,163
Total real estate loans	519,174	19,823	14,300	—	553,297
Commercial loans	90,035	1,991	7,757	—	99,783
Consumer installment loans	5,351	21	124	—	5,496
All other loans	1,444	—	—	—	1,444
Total loans	$616,004	$21,835	$22,181	$—	$660,020

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 17 loans for each of the years ended December 31, 2015 and 2014 that met the definition of a TDR.

During the year ended December 31, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000. During the year ended December 31, 2014, the Company modified one commercial real estate loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $69,000. During the year ended December 31, 2013, the Company modified one residential 1-4 family loan and one commercial real estate loan that were considered to be TDR’s. The Company extended the terms and lowered the interest rate for these loans, which had a pre- and post-modification balance of $863,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the year ended December 31, 2015 and 2014. There was one TDR that had been restructured during the previous 12 months that resulted in default during the year ended December 31, 2013. This residential 1-4 family loan had a recorded investment of $173,000.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2015 the Company had 1-4 family mortgages in the amount of $141.0 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $123.5 million.

Note 4.  PCI Loans and Related Allowance for Loan Losses

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction. Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time. The Purchase and Assumption Agreement included two shared-loss agreements with respect to certain covered loans and foreclosed real estate assets. The shared-loss agreement related to loans other than those secured by single family, residential 1-4 family mortgages expired March 31, 2014. These loans, which had an outstanding principal balance of $10.0 million and a carrying value of $5.5 million at March 31, 2014, are being accounted for in accordance with FASB ASC 310-30, are commonly referred to as purchased credit impaired loans, and were classified as non-covered loans, effective April 1, 2014 (the “PCI” loans).

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

As of December 31, 2015 and 2014, the outstanding contractual balance of the PCI loans was $91.3 million and $94.9 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$52,696	89.38%	$60,171	89.20%
Commercial	850	1.44	1,148	1.70
Construction and land development	2,310	3.92	2,456	3.64
Second mortgages	2,822	4.79	3,409	5.05
Multifamily	277	0.47	276	0.41
Total real estate loans	58,955	100.00	67,460	100.00
Total PCI loans	$58,955	100.00%	$67,460	100.00%
PCI loans previously reported			$4,716
PCI loans previously reported as covered by the FDIC			62,744
Total PCI loans			$67,460

The following table is a summary of interest income on PCI loans for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Interest income on PCI loans	$7,875	$556	$—
Interest income on PCI loans previously reported as covered by the FDIC	—	10,672	11,936
Total interest income on PCI loans	$7,875	$11,228	$11,936

The allowance for loan losses related to the PCI loans of $98,000 was transferred to the allowance for loan losses effective April 1, 2014, and was related to commercial real estate loans. The remaining allowance for loan losses on loans previously reported as covered by the FDIC of $386,000 at December 31, 2014 related to residential 1-4 family loans. All balances have been reclassified to the allowance for loan losses on PCI loans for all periods presented. There was no activity in the allowance for loan losses on PCI loans for the years ended December 31, 2015, 2014 and 2013.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$484	$52,696	$386	$60,171
Commercial	—	850	98	1,148
Construction and land development	—	2,310	—	2,456
Second mortgages	—	2,822	—	3,409
Multifamily	—	277	—	276
Total real estate loans	484	58,955	484	67,460
Total PCI loans	$484	$58,955	$484	$67,460
PCI loans previously reported			$98	$4,716
PCI loans previously reported as covered by the FDIC			386	62,744
Total PCI loans			$484	$67,460

The change in the accretable yield balance for the years ended December 31, 2015, 2014 and 2013 is as follows (dollars in thousands):

Balance, January 1, 2013	$54,144
Accretion	(11,936)
Reclassification from nonaccretable yield	9,307
Balance, December 31, 2013	51,515
PCI loans
Accretion	(554)
Reclassification from nonaccretable yield	852
PCI loans previously reported as covered by the FDIC
Accretion	(10,650)
Reclassification from nonaccretable yield	9,919
Balance, December 31, 2014	$51,082
PCI loans	$5,071
PCI loans previously reported as covered by the FDIC	46,011
Balance, December 31, 2014	51,082
Accretion	(7,811)
Reclassification from nonaccretable yield	5,857
Balance, December 31, 2015	$49,128

The PCI loans were not classified as nonperforming assets as of December 31, 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

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

The Company accounted for the shared-loss agreements with the FDIC as an indemnification asset pursuant to the guidance in FASB ASC 805, Business Combinations. The FDIC indemnification asset was required to be measured in the same manner as the asset or liability to which it related. The FDIC indemnification asset was measured separately from the acquired loans and other real estate owned assets (OREO) because it was not contractually embedded in the acquired loan and OREO and was not transferable had the Company chosen to dispose of them. Fair value was estimated using projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and other real estate owned and the loss sharing percentages outlined in the shared-loss agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.

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

The following table presents the balances of the FDIC indemnification asset at December 31, 2015, 2014 and 2013 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2013	$23,205	$18,564	$15,273	$33,837
Increases:
Writedown of OREO property to FMV	344	275		275
Decreases:
Net amortization of premium			(6,449)	(6,449)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(1,268)	(1,014)		(1,014)
OREO sales	(1,180)	(944)		(944)
Reimbursements requested from FDIC	(370)	(296)		(296)
Reforecasted Change in Anticipated Expected Losses	(7,217)	(5,774)	5,774	—
December 31, 2013	13,514	10,811	14,598	25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(5,795)	(5,795)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(87)	(69)		(69)
OREO sales	(1,085)	(868)		(868)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted Change in Anticipated Expected Losses	(6,707)	(5,365)	5,365	—
December 31, 2014	5,551	4,441	14,168	18,609
Increases:
Writedown of OREO property to FMV	—	—		—
Decreases:
Net amortization of premium			(3,104)	(3,104)
Charge-off due to termination of shared-loss agreement			(13,091)	(13,091)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	34	27		27
OREO sales	(131)	(105)		(105)
Reimbursements requested from FDIC	(2,920)	(2,336)		(2,336)
Reforecasted Change in Anticipated Expected Losses	(2,534)	(2,027)	2,027	—
December 31, 2015	$—	$—	$—	$—

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Land	$8,060	$8,171
Land improvements and buildings	19,815	21,468
Leasehold improvements	315	257
Furniture and equipment	8,211	7,199
Construction in progress	171	1,792
Total	36,572	38,887
Less accumulated depreciation and amortization	(9,194)	(9,185)
Bank premises and equipment, net	$27,378	$29,702

Depreciation expense was $1.6 million for each of the years ended December 31, 2015, 2014 and 2013.

Note 7. Other Real Estate Owned

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

The following table presents the balances of other real estate owned at December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
	Other real estate owned	Other real estate owned

Residential 1-4 family	$1,407	$2,339
Commercial	634	1,868
Construction and land development	3,449	3,536
Total other real estate owned	$5,490	$7,743
Other real estate owned previously reported as non-covered		5,724
Other real estate owned previously reported as covered by the FDIC		2,019
Total other real estate owned		$7,743

At December 31, 2015, the Company had $1.4 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 8. Other Intangibles

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years. The core deposit intangible related to the Georgia transaction was written off in conjunction with the sale of the branches in that market (See Note 30). The Company estimates that it will recognize amortization expense of $1.9 million in the year ended December 31, 2016 and the final $898,000 in the year ended December 31, 2017.

Other intangible assets are presented in the following table (dollars in thousands):

	December 31, 2015	December 31, 2014

Core deposit intangibles	$20,290	$20,290
Accumulated amortization	(16,012)	(14,104)
Reduction due to sale of deposits	(1,473)	(1,473)
Balance	$2,805	$4,713

Note 9.  Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014

NOW	$128,761	$123,682
MMDA	108,810	101,784
Savings	84,047	78,478
Time deposits less than or equal to $250,000	409,085	416,628
Time deposits over $250,000	118,600	113,809
Total interest bearing deposits	$849,303	$834,381

The scheduled maturities of time deposits at December 31, 2015 are as follows (dollars in thousands):

2016	$404,536
2017	68,046
2018	21,955
2019	15,684
2020	17,464
Total	$527,685

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

	As of December 31
	2015	2014
Short-term:
Federal Funds purchased	$18,921	$14,500

Maximum month-end outstanding balance	$18,921	$14,500
Average outstanding balance during the year	$1,516	$1,855
Average interest rate during the year	0.76%	0.57%
Average interest rate at end of year	1.28%	0.51%

Long-term borrowings are obtained through the FHLB of Atlanta. As of December 31, 2015, the Company had residential 1-4 family mortgages in the amount of $141.0 million pledged as collateral to the FHLB for a total borrowing capacity of $123.5 million. The Company had $10.7 million and $11.4 million in variable rate long-term borrowings at December 31, 2015 and 2014, respectively.

On April 23, 2014, the Company repurchased the then outstanding 10,680 shares of Series A Preferred Stock (see Note 28). The Company funded the repurchase through an unsecured third-party term loan. The term loan, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. The interest rate resets quarterly based on three-month LIBOR plus 3.50% per annum. The Company made an unscheduled principal payment of $1.0 million during the third quarter leaving a balance of $9.7 million as of December 31, 2014. The terms of the loan require the Company to be in compliance with certain covenants, such as maintenance of minimum regulatory capital ratios, minimum return on assets, minimum cash on hand and minimum dividend capacity, and subsidiary dividend restrictions.

The termination of the shared-loss arrangement in September 2015 adversely impacted the specific covenants related to return on average assets and dividend capacity.  Accordingly, effective as of September 10, 2015, the lender waived non-compliance with the return on average assets covenant for the quarter ended September 30, 2015 and amended the definition of return on average assets to provide adjustments to balance the impact of the termination of the shared-loss arrangement through June 30, 2016.  In addition, the lender amended and combined the covenants with respect to minimum cash and dividend capacity of the borrower, also to balance the impact of such termination, and waived non-compliance with the dividend capacity covenant during the period from September 30, 2015 through and including March 30, 2016.  The Company was in compliance with all other covenants at December 31, 2015.

The following information is provided for long-term borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2015	2014	Interest Rates	Maturities
Long-term:
Federal Home Loan Bank advances	$95,656	$96,401	0.35-1.80%	2016 - 2019
Long-term debt	5,675	9,680	3.82%	2017
Total long-term borrowings	$101,331	$106,081

Maturities of long-term debt at December 31, 2015 are as follows (dollars in thousands):

2016	$84,005
2017	6,670
2018	—
2019	10,656
Total	$101,331

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $45.0 million at December 31, 2015.

Note 11. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	December 31, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive loss before reclassifications	(697)	(93)	(154)	(944)
Amounts reclassified from AOCI	(312)	3	—	(309)
Net current period other comprehensive loss	(1,009)	(90)	(154)	(1,253)
Ending balance	$443	$(901)	$(131)	$(589)

	December 31, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(3,954)	$(155)	$—	$(4,109)
Other comprehensive income (loss) before reclassifications	6,125	(659)	23	5,489
Amounts reclassified from AOCI	(719)	3	—	(716)
Net current period other comprehensive income (loss)	5,406	(656)	23	4,773
Ending balance	$1,452	$(811)	$23	$664

	December 31, 2013
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$3,903	$(1,075)	$—	$2,828
Other comprehensive (loss) income before reclassifications	(7,515)	965	—	(6,550)
Amounts reclassified from AOCI	(342)	(45)	—	(387)
Net current period other comprehensive (loss) income	(7,857)	920	—	(6,937)
Ending balance	$(3,954)	$(155)	$—	$(4,109)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated (loss) income for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Details about AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Income
	Year ended December 31
	2015	2014	2013
Securities available for sale
Unrealized gains on securities available for sale	$(472)	$(1,089)	$(518)	Gain on securities transactions, net
Related tax expense	160	370	176	Income tax (benefit) expense
	(312)	(719)	(342)	Net of tax

Defined benefit plan
Amortization of prior service cost	5	4	(68)	(1)
Related tax (benefit) expense	(2)	(1)	23	Income tax (benefit) expense
	3	3	(45)	Net of tax
Total reclassifications for the period	$(309)	$(716)	$(387)

(1)	This other comprehensive (loss) income component is included in the computation of net periodic pension cost (see Note 13 for details).

Note 12. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (dollars in thousands):

	December 31
	2015	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,415	$3,315	$3,715
Deferred compensation	493	661	633
Nonaccrual loan interest	—	—	931
Unrealized loss on available for sale securities	—	—	2,037
FAS 158 adjustment pension	464	417	81
Stock based compensation	—	—	205
Purchase accounting adjustment (1)	5,696	—	—
Depreciation premises and equipment	—	180	118
OREO	569	667	618
Other	440	392	146
	11,077	5,632	8,484
Deferred tax liabilities:
Accrued pension	426	411	355
Purchase accounting adjustment (1)	—	942	2,257
Unrealized gain on available for sale securities	228	747	—
Depreciation premises and equipment	287	—	—
Other	18	123	56
	959	2,223	2,668
Net deferred tax asset	$10,118	$3,409	$5,816

(1)	Purchase accounting adjustment includes timing differences related to PCI loans, purchased fixed assets, and differences in income recognition on the purchase transactions.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2015 in accordance with FASB ASC 740. Based on a three year income projection of taxable income and tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. Years 2012 through 2015 are subject to audit by taxing authorities.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	December 31
	2015	2014	2013
Current tax provision	$3,450	$2,768	$—
Deferred tax expense (benefit)	(6,077)	(40)	2,497

Income tax expense (benefit)	$(2,627)	$2,728	$2,497

The following is a reconciliation of the expected income tax (benefit) expense with the reported expense for each year:

	December 31
	2015	2014	2013
Statutory federal income tax rate	(34.0)%	34.0%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(13.6)	(3.1)	(2.6)
Bank owned life insurance income	(4.9)	(3.8)	(3.0)
Other, net	1.2	(0.5)	1.3
Effective tax rate	(51.3)%	26.6%	29.7%

Note 13. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all the Defined Benefit Plan participants effective December 31, 2010. The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2015 and 2014 (dollars in thousands):

	December 31
	2015	2014
Change in Benefit Obligation
Benefit obligation, beginning of year	$5,154	$4,662
Interest cost	189	223
Actuarial (gain)/loss	(143)	845
Benefits paid	(405)	(583)
Settlement gain	41	7
Benefit obligation, ending	$4,836	$5,154

Change in Plan Assets
Fair value of plan assets, beginning of year	$5,135	$5,485
Actual return on plan assets	(5)	233
Benefits paid	(405)	(583)
Fair value of plan assets, ending	4,725	5,135
Funded Status	$(111)	$(19)

Amounts Recognized in the Balance Sheet
Other liabilities	$(111)	$(19)
Amounts Recognized in Accumulated Other Comprehensive Income
Net loss	$1,307	$1,165
Prior service cost	58	63
Deferred tax	(464)	(417)
Total amount recognized	$901	$811

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2015 and 2014 was $4.8 million and $5.2 million, respectively.

The following table provides the components of net periodic benefit cost for the plan for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	December 31
	2015	2014	2013
Components of net periodic benefit cost:
Interest cost	$189	$223	$224
Expected return on plan assets	(353)	(396)	(405)
Amortization of prior service cost	5	4	-
Recognized net loss due to settlement	70	19	147
Recognized net actuarial loss	43	-	69
Net periodic (benefit) cost	$(46)	$(150)	$35

Total recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$92	$842	$(1,359)

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December 31
	2015	2014	2013
Discount rate used for net periodic pension cost	4.00%	5.00%	4.00%
Discount rate used for disclosure	4.25%	4.00%	5.00%
Expected return on plan assets	7.50%	7.50%	8.00%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2015 are as follows (dollars in thousands):

Net loss	$142
Amortization of prior service cost	(5)
Total amount recognized	$137

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2016 are as follows (dollars in thousands):

Prior service cost	$5
Net loss due to settlement	53
Total amount recognized	$58

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2015 and 2014 by asset category were as follows:

	December 31
	2015	2014
Asset Category
Mutual funds — fixed income	40.00%	40.00%
Mutual funds — equity	60.00	60.00
Cash and equivalents	0.00	0.00
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 22, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2015 and 2014 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2015	December 31, 2014

Cash	$7	$6
Mutual funds:
Fixed income funds	1,903	2,031
International funds	686	772
Large cap funds	1,117	801
Mid cap funds	550	546
Small cap funds	219	181
Stock fund	243	798
	$4,725	$5,135

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2016	$—
Expected Benefit Payments
2016	756
2017	99
2018	217
2019	606
2020	200
2021-2025	651

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

The amounts charged to expense under these plans for the years ended December 31, 2015, 2014 and 2013 were $584,000, $475,000 and $472,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $154,000, $165,000 and $124,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The expense associated with these agreements is offset by increased cash surrender value of life insurance policies on the individuals.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Expected volatility	50.0%	50.0%	50.0%
Expected dividend	1.0%	1.0%	2.0%
Expected term (years)	6.25	6.25	6.25
Risk free rate	1.67%	2.00%	1.38%

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

In January 2013, the Company granted 25,000 restricted shares of common stock to an executive officer in accordance with the minimum rules for long-term equity grants for companies participating in the Department of the Treasury’s TARP Capital Purchase Program.  These rules require that for each 25% of total financial assistance repaid, 25% of the total restricted stock may become transferrable.    Following the Company’s repayment of such financial assistance, 25% of this award vested and became transferable in January 2014 and January 2015. The remaining 50% of this award will vest (and will become transferable) in January 2016 and January 2017 in accordance with the terms of the award. See Note 28 for further information related to the Company’s participation in the TARP Capital Purchase Program.

The Company issues equity grants to non-employee directors as payment for annual retainer fees. The fair market value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2015, 2014 and 2013 is shown in the following table:

	For the Year Ended
	2015		2014		2013
Month	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value
March	8,882	4.39	7,375	4.00	8,751	3.37
June	8,862	4.40	9,954	4.16	9,096	3.24
September	7,722	5.05	8,901	4.38	8,073	3.65
December	7,205	5.41	8,697	4.48	7,965	3.70

The Company granted 230,000 options in 2013, 175,000 options in 2014 and 320,000 options in 2015 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2015, is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	707,750	$2.54
Granted	320,000	4.37
Forfeited	(38,750)	3.77
Expired	—	—
Exercised	(36,500)	2.35
Outstanding at end of year	952,500	3.11	$2,152,710
Options outstanding and exercisable at end of year	406,000	2.25	$1,267,816

Weighted average remaining contractual  life for outstanding and exercisable shares at year end 72 months

The weighted average fair value per option of options granted during the year was $1.97, $1.73 and $1.16 for the years ended December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2015. This amount changes with changes in the market value of the Company’s stock. The Company received $86,000, $39,000 and $6,000 in cash related to option exercises with a total intrinsic value of $93,000, $74,000 and $11,000 during the years ended December 31, 2015, 2014 and 2013, respectively. A tax benefit of $34,000 and $38,000 was recognized in additional paid-in-capital in connection with the option exercises and issuances of restricted stock during 2015 and 2014, respectively.

The Company recorded total stock-based compensation expense of $467,000, $330,000 and $253,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Of the $467,000 in expense that was recorded in 2015, $310,000 related to employee grants and is classified as personnel expense; $157,000 related to the non-employee director grants and is classified as other operating expenses. Of the $330,000 in expense that was recorded in 2014, $181,000 related to employee grants and is classified as personnel expense; $149,000 related to the non-employee director grants and is classified as other operating expenses. Of the $253,000 in expense that was recorded in 2013, $135,000 related to employee grants and is classified as personnel expense; $118,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2015:

	Options		Restricted Stock
		Weighted Average Grant-Date		Weighted Average Grant-Date
	Number of Shares	Fair Value	Number of Shares	Fair Value

Non-vested at beginning of the year	401,750	$1.22	18,750	$2.86
Granted	320,000	1.97	—	—
Vested	(136,500)	1.08	(6,250)	2.86
Forfeited	(38,750)	1.66	—	—
Non-vested at end of year	546,500	1.66	12,500	2.86

The unrecognized compensation expense related to non-vested options and restricted stock was $620,000 at December 31, 2015 to be recognized over a weighted average period of 31 months. The total fair market value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $148,000, $101,000 and $42,000, respectively.

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

The aggregate intrinsic value of the options outstanding and exercisable was zero for each of the years ended December 31, 2014, and 2013.

Note 15. Earnings (Loss) Per Common Share

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

	Net (Loss) Income Available to Common Shareholders (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the year ended December 31, 2015
Basic EPS	$(2,497)	21,827	$(0.11)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(2,497)	21,827	$(0.11)

For the year ended December 31, 2014
Basic EPS	$7,269	21,755	$0.33
Effect of dilutive stock awards	—	226	—
Diluted EPS	$7,269	21,981	$0.33

For the year ended December 31, 2013
Shares issued		21,689
Unissued vested restricted stock		11
Basic EPS	$4,787	21,700	$0.22
Effect of dilutive stock awards	—	222	—
Diluted EPS	$4,787	21,922	$0.22

Antidilutive common shares issuable under awards or options of 953,000 and 40,000 were excluded from the computation of diluted earnings per common share for the years ended 2015 and 2013, respectively. There were no antidilutive exclusions from the computation of diluted earnings per common share for the year ended 2014.

Note 16. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. The table below presents the activity for both direct and indirect loans at December 31, 2015 and 2014 (dollars in thousands).

	December 31
	2015	2014
Balance, beginning of year	$2,081	$2,301
Principal additions	5,517	1,384
Repayments and reclassifications	(871)	(1,604)
Balance, end of year	$6,727	$2,081

Indirect loans at December 31, 2015 and 2014 were $6.7 million and $2.1 million, respectively.

At December 31, 2015 and 2014, the Bank held deposits of related parties in the amount of $2.0 million and $976,000, respectively.

Note 17. Cash Flow Hedge

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $440,000 and $150,000 of cash pledged as collateral as of December 31, 2015 and 2014, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the year end 2015 and 2014. The fair value of the Company’s cash flow hedge was an unrealized loss of $199,000 at December 31, 2015 and an unrealized gain of $23,000 at December 31, 2014, and was recorded in other liabilities and other assets, respectively. Unrealized gains and losses were recorded as a component of other comprehensive income.

Note 18. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  All transfers of funds from the banking subsidiary to the parent corporation require prior approval from federal and state regulatory authorities as a result of the retained deficit at the banking subsidiary.  However, there are guidelines that exist that guide the bank as to amounts that may be transferred with appropriate prior approval.  As of December 31, 2015, 2014 and 2013, the aggregate amount of funds that could be transferred from the banking subsidiary to the parent corporation, with prior regulatory approval, totaled $0, $1.1 million and $3.5 million, respectively.

Note 19. Concentration of Credit Risk

At December 31, 2015 and 2014, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 86.53% and 85.33% of the loan portfolio for 2015 and 2014, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $4.5 million and $5.1 million at December 31, 2015 and 2014, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2015 and 2014, is as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Commitments with off-balance sheet risk:
Commitments to extend credit	$106,099	$87,017
Standby letters of credit	7,146	7,358
Total commitments with off-balance sheet risks	$113,245	$94,375

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). The December 31, 2015 ratios reflect changes to capital and asset risk-weighting in accordance with BASEL III, which became effective January 1, 2015. BASEL III introduced the common equity tier 1 ratio (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015, based on regulatory guidelines, the Company believes that it is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

			Required for Capital		Required in Order to be Well Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital to risk weighted assets
Company	$118,157	13.16%	$71,831	8.00%	NA	NA
Bank	119,683	13.34	71,790	8.00	$89,737	10.00%
Tier 1 Capital to risk weighted assets
Company	108,457	12.08	53,873	6.00	NA	NA
Bank	109,983	12.26	53,842	6.00	71,790	8.00
Common Equity Tier 1 Capital to risk weighted assets
Company	104,333	11.62	40,405	4.50	NA	NA
Bank	109,983	12.26	40,382	4.50	58,329	6.50
Tier 1 Capital to adjusted average total assets
Company	108,457	9.38	46,241	4.00	NA	NA
Bank	109,983	9.55	46,088	4.00	57,611	5.00
As of December 31, 2014:
Total Capital to risk weighted assets
Company	115,805	14.72	62,950	8.00	NA	NA
Bank	117,395	14.92	62,930	8.00	78,662	10.00
Tier 1 Capital to risk weighted assets
Company	106,397	13.52	31,475	4.00	NA	NA
Bank	107,987	13.73	31,465	4.00	47,197	6.00
Tier 1 Capital to adjusted average total assets
Company	106,397	9.36	45,487	4.00	NA	NA
Bank	107,987	9.50	45,478	4.00	56,847	5.00

Note 22. Fair Values of Assets and Liabilities

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2015.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$49,941	$39,748	$10,193	$—
U.S. Gov’t sponsored agencies	742	—	742	—
State, county and municipal	141,498	687	140,811	—
Corporate and other bonds	14,296	—	14,296	—
Mortgage backed – U.S. Gov’t agencies	8,496	—	8,496	—
Mortgage backed – U.S. Gov’t sponsored agencies	28,297	—	28,297	—
Total investment securities available for sale	243,270	40,435	202,835	—
Total assets at fair value	$243,270	$40,435	$202,835	$—
Cash flow hedge	$(199)	$—	$(199)	$—
Total liabilities at fair value	$(199)	$—	$(199)	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$98,707	$94,464	$4,243	$—
State, county and municipal	137,477	5,596	131,881	—
Corporate and other bonds	11,883	—	11,883	—
Mortgage backed – U.S. Gov’t agencies	2,258	—	2,258	—
Mortgage backed – U.S. Gov’t sponsored agencies	24,243	—	24,243	—
Total investment securities available for sale	274,568	100,060	174,508	—
Cash flow hedge	23	—	23	—
Total assets at fair value	$274,591	$100,060	$174,531	$—
Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following table presents assets measured at fair value on a nonrecurring basis for the years ended December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,737	$—	$1,982	$6,755
Bank premises held for sale	110	—	—	110
Other real estate owned	5,490	—	31	5,459
Total assets at fair value	$14,337	$—	$2,013	$12,324
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$14,286	$—	$—	$14,286
Other real estate owned	7,743	—	—	7,743
Total assets at fair value	$22,029	$—	$—	$22,029
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2015 and December 31, 2014, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and /or deemed to be invalid. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

Bank premises and equipment held for sale

The fair value of bank premises and equipment held for sale was determined using the adjusted appraisal methodology described in the other real estate owned (OREO) asset section below.

Other real estate owned

Other real estate owned (OREO) assets are recorded at the fair value of the real estate acquired at the date of foreclosure net of estimated selling costs upon transfer of the related loans to OREO property. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value due to such things as absorption rates and market conditions, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. This table excludes financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,478	$37,611	$—	$37,611	$—
Loans, net of allowance	739,165	739,367	—	733,026	6,341
PCI loans, net of allowance	58,471	62,902	—	—	62,902

Financial liabilities:
Interest bearing deposits	849,303	850,770	—	850,770	—
Long-term borrowings	105,455	105,476	—	105,476	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,197	$37,539	$—	$37,539	$—
Loans, net of allowance	650,753	656,931	—	642,645	14,286
PCI loans, net of allowance	66,976	74,358	—	—	74,358
FDIC indemnification asset	18,609	4,242	—	—	4,242

Financial liabilities:
Interest bearing deposits	834,381	836,658	—	836,658	—
Long-term borrowings	110,205	110,218	—	110,218	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of December 31, 2015. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, interest bearing bank deposits, and federal funds sold approximate fair value (Level 1).

Securities held for investment

For securities held for investment, fair values are based on quoted market prices or dealer quotes (Level 1 and 2).

Restricted securities

The carrying value of restricted securities approximates their fair value based on the redemption provisions of the respective issuer (Level 2).

Loans held for sale

The carrying amounts of loans held for sale approximate fair value (Level 2).

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

FDIC indemnification asset

During the third quarter of 2015, the Company terminated the shared-loss agreement relating to the single family, residential 1-4 family mortgage assets. See Note 5 for more details.

Loss sharing assets were measured separately from the related PCI assets as they were not contractually embedded in the PCI assets and were not transferable with the assets should the Company had chosen to dispose of them. Fair value was estimated using projected cash flows related to the obligations under the shared-loss agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These expected reimbursements did not include reimbursable amounts related to future expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. A reduction in loss expectations resulted in the estimated fair value of the FDIC indemnification asset being lower than its carrying value. This created a premium that was amortized over the life of the asset.

Accrued interest receivable

The carrying amounts of accrued interest receivable approximate fair value (Level 2).

Financial Liabilities

Noninterest bearing deposits

The carrying amount of noninterest bearing deposits approximates fair value (Level 2).

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

Accrued interest payable

The carrying amounts of accrued interest payable approximate fair value (Level 2).

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

Note 23. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2015, 2014 and 2013 was 3.28%, 3.24% and 3.28%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2015, all trust preferred notes were included in tier 1 capital.

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

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year as of December 31, 2015 (dollars in thousands):

2016	$1,030
2017	950
2018	945
2019	934
2020	921
Thereafter	1,841
Total of future payments	$6,621

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $790,000, $783,000 and $621,000, respectively.

Note 25. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately (dollars in thousands).

	2015	2014	2013
Bank franchise tax	$574	$544	$513
Telephone and internet line	714	739	699
Stationery, printing and supplies	446	449	453
Exam fees	398	567	529
Marketing expense	651	475	384
Credit expense	745	635	707
Outside vendor fees	532	388	322
Other expenses	2,407	2,550	2,339
Total other operating expenses	$6,467	$6,347	$5,946

 Note 26. Parent Corporation Only Financial Statements

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2015 and 2014

(dollars in thousands)

	2015	2014
Assets
Cash	$3,680	$7,910
Other assets	518	252
Investments in subsidiaries	110,135	113,364
Total assets	$114,333	$121,526

Liabilities
Other liabilities	$47	$72
Balances due to non-bank subsidiary	4,124	4,124
Long term debt	5,675	9,680
Total liabilities	9,846	13,876

Shareholders’ Equity
Common stock (200,000,000 shares authorized $0.01 par value; 21,866,944 and 21,791,523 shares issued and outstanding, respectively)	219	218
Additional paid in capital	145,907	145,321
Retained deficit	(41,050)	(38,553)
Accumulated other comprehensive (loss) income	(589)	664

Total shareholders’ equity	104,487	107,650

Total liabilities and shareholders’ equity	$114,333	$121,526

PARENT COMPANY

STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Income:
Dividends received from subsidiaries	$—	$8,250	$7,820
Other operating income	4	4	4
Total income	4	8,254	7,824

Expenses:
Interest expense	461	423	137
Management fee paid to subsidiaries	175	164	144
Stock option expense	13	7	5
State taxes	—	15	236
Professional and legal expenses	61	121	112
Other operating expenses	80	84	74
Total expenses	790	814	708

Equity in loss of subsidiaries	(1,975)	(198)	(1,449)

Net (loss) income before income taxes	(2,761)	7,242	5,667
Income tax benefit	264	274	239
Net (loss) income	$(2,497)	$7,516	$5,906

Comprehensive (loss) income	$(3,750)	$12,289	$(1,031)

PARENT COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Operating activities:
Net (loss) income	$(2,497)	$7,516	$5,906
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	467	332	252
Undistributed equity in loss of subsidiary	1,975	198	1,449
(Increase) decrease in other assets	(231)	1,497	(241)
(Decrease) increase in other liabilities, net	(25)	32	(2)

Net cash and cash equivalents (used in) provided by operating activities	(311)	9,575	7,364

Financing activities:
Proceeds from long-term debt	—	10,680	—
Payment on long-term debt	(4,005)	(1,000)	—
Redemption of preferred stock and related warrants	—	(11,460)	(7,000)
Cash dividends paid	—	(247)	(885)
Proceeds from issuance of common stock	86	39	6

Net cash and cash equivalents used in financing activities	(3,919)	(1,988)	(7,879)

(Decrease) increase in cash and cash equivalents	(4,230)	7,587	(515)
Cash and cash equivalents at beginning of the period	7,910	323	838
Cash and cash equivalents at end of the period	$3,680	$7,910	$323

Note 27. Subsequent Events

On January 11, 2016, the Company entered into a Purchase Agreement for the sale of the property related to its Catonsville branch office to JP Properties for a purchase price of $160,000. The transaction is expected to close on or about March 18, 2016. The Company plans to close the office on March 4, 2016. Loans and deposits will be serviced by the Company’s Rosedale branch office.

The Catonsville branch office was classified as held for sale at December 31, 2015 at an estimated fair market value of $110,000. After estimated closing costs of $15,000, the Company expects to recognize a gain of $35,000.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued noting no additional items to be disclosed.

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

Each share of Series A Preferred Stock issued and outstanding had no par value, had a liquidation preference of $1,000 and was redeemable at the Company’s option, subject to approval of the Federal Reserve, at a redemption price equal to $1,000 plus accrued and unpaid dividends. The Series A Preferred Stock had a preference over the Company’s common stock upon liquidation. Dividends on the preferred stock, if declared, were payable quarterly in arrears. The Company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the Company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

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

On April 23, 2014, the Company repurchased the remaining 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through an unsecured third-party term loan (See Note 10). The form of the repurchase was a redemption under the terms of the TARP preferred stock. The Company paid the Treasury $10.9 million, which represented 100% of the par value of the preferred stock repurchased plus accrued dividends with respect to such shares.

On June 4, 2014, the Company paid the Treasury $780,000 to repurchase the warrant that had been associated with the Series A Preferred Stock. There are no other investments from the Company's participation in TARP that remain outstanding.

Note 29. Quarterly Data (unaudited)

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$11,650	$12,333	$11,723	$11,846	$11,879	$12,455	$12,665	$11,726
Interest expense	1,865	1,870	1,878	1,884	1,570	1,697	1,783	1,883

Net interest income	9,785	10,463	9,845	9,962	10,309	10,758	10,882	9,843
Provision for loan losses	—	—	—	—	—	—	—	—

Net interest income after provision for loan losses	9,785	10,463	9,845	9,962	10,309	10,758	10,882	9,843
Noninterest income	1,397	1,206	1,253	1,225	1,301	970	1,166	1,832
Noninterest expense	9,519	9,443	23,029	8,269	9,177	9,359	9,538	8,743

Income (loss) before income taxes	1,663	2,226	(11,931)	2,918	2,433	2,369	2,510	2,932
Income tax expense (benefit)	351	533	(4,215)	704	709	649	697	673

Net income (loss)	1,312	1,693	(7,716)	2,214	1,724	1,720	1,813	2,259
Dividends paid on preferred stock	—	—	—	—	65	182	—	—

Net income (loss) available to common shareholders	$1,312	$1,693	$(7,716)	$2,214	$1,659	$1,538	$1,813	$2,259

Earnings (loss) per common share, basic	$0.06	$0.08	$(0.35)	$0.10	$0.08	$0.07	$0.08	$0.10
Earnings (loss) per common share, diluted	$0.06	$0.08	$(0.35)	$0.10	$0.08	$0.07	$0.08	$0.10

Note 30. Branch Sale

On November 6, 2015, the Company sold its branch office in Crofton, Maryland in a sale/leaseback transaction. In accordance with FASB ASC 360, Property, Plant and Equipment, the net book value of the branch office, excluding furniture and equipment, of $2.5 million was written down by $383,000 to reflect the fair market value of $2.1 million classified as held for sale at September 30, 2015. As part of the contract, the Company entered into a five year lease of the branch space, which is approximately 14% of the total office space, for approximately $105,000 per year and a one year lease of an additional 11% of the office space for $45,000 per year.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company, for the year ended December 31, 2015, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

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

3. Exhibits

No.	Description

2.1	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

2.2	Purchase and Assumption Agreement, dated August 19, 2013, between Community & Southern Bank and Essex Bank, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2013 (File No. 001-32590)

2.3	Agreement and Plan of Reincorporation and Merger, dated as of May 13, 2013, by and between Community Bankers Trust Corporation, a Delaware corporation, and Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.1	Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3	Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

4.2	Warrant to Purchase 780,000 Shares of Common Stock, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.1	TARP Merger Side Letter Agreement, dated January 1, 2014, between Community Bankers Trust Corporation, a Virginia corporation, Community Bankers Trust Corporation, a Delaware corporation, and the United States Department of the Treasury), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.2	Letter Agreement, dated December 19, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between Community Bankers Trust Corporation, a Delaware corporation, and the United States Department of the Treasury, incorporated by reference to the Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.3	ARRA Side Letter Agreement, dated January 1, 2014, between Community Bankers Trust Corporation, a Virginia corporation, and the United States Department of the Treasury), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.4	Form of Waiver, executed by Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III, and W. Thomas Townsend), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

10.5	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.6	Form of Letter Agreement, executed by Bruce E. Thomas with the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32590)

10.7	Term Loan Agreement, dated as of April 22, 2014, among Community Bankers Trust Corporation as Borrower, the Lenders from Time to Time Party Hereto and SunTrust Bank as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2014 (File No. 001-32590)

10.8	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.9	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

10.10	Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Federal Deposit Insurance Corporation and Essex Bank (formerly known as Bank of Essex), Richmond, Virginia, dated as of September 10, 2015, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 16, 2015 (File No. 001-32590)

10.11	Letter Amendment to Term Loan Agreement, dated December 28, 2015, between Community Bankers Trust Corporation as Borrower and SunTrust Bank as Lender and Administrative Agent

14.1	Code of Business Conduct and Ethics, dated April 25, 2013 incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2015 (File No. 001-32590)

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)*

23.2	Consent of Independent Registered Public Accounting Firm (Elliott Davis Decosimo, LLC)*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of (Loss) Income, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above

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

Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 11, 2016
Rex L. Smith, III	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 11, 2016
Bruce E. Thomas	Chief Financial Officer
(principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 11, 2016
Laureen D. Trice	and Controller
(principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 11, 2016
John C. Watkins

/s/ Gerald F. Barber	Director	March 11, 2016
Gerald F. Barber

/s/ Richard F. Bozard	Director	March 11, 2016
Richard F. Bozard

/s/ Glenn J. Dozier	Director	March 11, 2016
Glenn J. Dozier

/s/ P. Emerson Hughes, Jr.	Director	March 11, 2016
P. Emerson Hughes, Jr.

Signature	Title	Date

/s/ Troy A. Peery, Jr.	Director	March 11, 2016
Troy A. Peery, Jr.

/s/ Eugene S. Putnam, Jr.	Director	March 11, 2016
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 11, 2016
S. Waite Rawls III

/s/ Robin Traywick Williams	Director	March 11, 2016
Robin Traywick Williams

