Form 10-Q
period 2016-03-31
Community Bankers Trust Corp
filed 2016-05-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At March 31, 2016, there were 21,887,150 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$8,465	$7,393
Interest bearing bank deposits	5,774	9,576
Total cash and cash equivalents	14,239	16,969

Securities available for sale, at fair value	206,604	243,270
Securities held to maturity, at cost (fair value of $45,874 and $37,611, respectively)	44,298	36,478
Equity securities, restricted, at cost	8,397	8,423
Total securities	259,299	288,171

Loans held for sale	1,038	2,101

Loans	765,485	748,724
Purchased credit impaired (PCI) loans	56,696	58,955
Total loans	822,181	807,679
Allowance for loan losses (loans of $9,594 and $9,559, respectively; PCI loans of $484 and $484, respectively)	(10,078)	(10,043)
Net loans	812,103	797,636

Bank premises and equipment, net	27,219	27,378
Bank premises and equipment held for sale	—	110
Other real estate owned	5,095	5,490
Bank owned life insurance	21,773	21,620
Core deposit intangibles, net	2,329	2,805
Other assets	16,951	18,277
Total assets	$1,160,046	$1,180,557

LIABILITIES
Deposits:
Noninterest bearing	$104,166	$96,216
Interest bearing	829,886	849,303
Total deposits	934,052	945,519

Federal funds purchased	11,017	18,921
Federal Home Loan Bank advances	91,466	95,656
Long-term debt	4,874	5,675
Trust preferred capital notes	4,124	4,124
Other liabilities	5,626	6,175
Total liabilities	1,051,159	1,076,070

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,887,150 and 21,866,944 shares issued and outstanding, respectively)	219	219
Additional paid in capital	146,075	145,907
Retained deficit	(38,630)	(41,050)
Accumulated other comprehensive income (loss)	1,223	(589)
Total shareholders’ equity	108,887	104,487
Total liabilities and shareholders’ equity	$1,160,046	$1,180,557

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2016	March 31, 2015
Interest and dividend income
Interest and fees on loans	$8,553	$7,747
Interest and fees on PCI loans	1,599	2,073
Interest on federal funds sold	—	1
Interest on deposits in other banks	21	17
Interest and dividends on securities
Taxable	1,271	1,368
Nontaxable	594	444
Total interest and dividend income	12,038	11,650
Interest expense
Interest on deposits	1,551	1,448
Interest on other borrowed funds	374	417
Total interest expense	1,925	1,865
Net interest income	10,113	9,785
Provision for loan losses	—	—
Net interest income after provision for loan losses	10,113	9,785
Noninterest income
Service charges on deposit accounts	569	528
Gain on securities transactions, net	259	297
Gain on sale of loans, net	—	46
Income on bank owned life insurance	188	186
Mortgage loan income	173	148
Other	132	192
Total noninterest income	1,321	1,397
Noninterest expense
Salaries and employee benefits	4,611	4,495
Occupancy expenses	641	688
Equipment expenses	239	240
FDIC assessment	251	237
Data processing fees	415	442
FDIC indemnification asset amortization	—	1,239
Amortization of intangibles	477	477
Other real estate expense (income), net	(102)	85
Other operating expenses	1,499	1,616
Total noninterest expense	8,031	9,519
Income before income taxes	3,403	1,663
Income tax expense	983	351
Net income	$2,420	$1,312
Net income per share — basic	$0.11	$0.06
Net income per share — diluted	$0.11	$0.06
Weighted average number of shares outstanding
Basic	21,873	21,799
Diluted	22,065	21,963

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(dollars in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
Net income	$2,420	$1,312

Other comprehensive income
Unrealized gains on investment securities
Change in unrealized gain in investment securities	3,553	1,775
Tax related to unrealized gain in investment securities	(1,208)	(604)
Reclassification adjustment for gain in securities sold	(259)	(297)
Tax related to realized gain in securities sold	88	101
Cash flow hedge
Change in unrealized loss in cash flow hedge	(548)	(378)
Tax related to cash flow hedge	186	129
Total other comprehensive income	1,812	726
Total comprehensive income	$4,232	$2,038

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(dollars and shares in thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid in	Retained	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance January 1, 2015	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	27	—	42	—	—	42
Exercise of stock options and stock-based compensation expense	—	—	116	—	—	116
Net income	—	—	—	1,312	—	1,312
Other comprehensive income	—	—	—	—	726	726
Balance March 31, 2015	21,819	$218	$145,479	$(37,241)	$1,390	$109,846
Balance January 1, 2016	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	20	—	44	—	—	44
Exercise of stock options and stock-based compensation expense	—	—	124	—	—	124
Net income	—	—	—	2,420	—	2,420
Other comprehensive income	—	—	—	—	1,812	1,812
Balance March 31, 2016	21,887	$219	$146,075	$(38,630)	$1,223	$108,887

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(dollars in thousands)

	March 31, 2016	March 31, 2015
Operating activities
Net income	$2,420	$1,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	844	871
Stock-based compensation expense	143	116
Amortization of purchased loan premium	63	81
Amortization of security premiums and accretion of discounts, net	409	744
Net gain on sale of securities	(259)	(297)
Net (gain) loss on sale and valuation of other real estate owned	(154)	84
Net gain on sale of loans	—	(46)
Originations of mortgages held for sale	(10,618)	(11,619)
Proceeds from sales of mortgages held for sale	11,681	8,820
Increase in bank owned life insurance	153	154
Changes in assets and liabilities:
Decrease in other assets	87	1,653
Decrease in other liabilities	(1,088)	(263)
Net cash provided by operating activities	3,681	1,610

Investing activities
Proceeds from available for sale securities	53,331	64,183
Proceeds from held to maturity securities	677	613
Proceeds from equity securities	935	228
Purchase of available for sale securities	(13,508)	(28,599)
Purchase of held to maturity securities	(8,510)	(2,277)
Purchase of equity securities	(909)	—
Proceeds from sale of other real estate owned	543	868
Improvements of other real estate, net of insurance proceeds	(24)	(21)
Net increase in loans	(14,703)	(18,785)
Principal recoveries of loans previously charged off	173	106
Purchase of premises and equipment, net	(214)	(672)
Proceeds from sale of loans	—	2,252
Proceeds from sale of premises and equipment	145	—
Net cash provided by investing activities	17,936	17,896

Financing activities
Net decrease in deposits	(11,467)	(3,930)
Net decrease in federal funds purchased	(7,904)	(14,500)
Net decrease in Federal Home Loan Bank borrowings	(4,190)	(184)
Proceeds from issuance of common stock	15	30
Payments on long-term debt	(801)	(1,602)
Net cash used in financing activities	(24,347)	(20,186)

Net decrease in cash and cash equivalents	(2,730)	(680)

Cash and cash equivalents:
Beginning of the period	16,969	22,353
End of the period	$14,239	$21,673

Supplemental disclosures of cash flow information
Interest paid	$1,901	$1,940
Income taxes paid	2,400	500
Transfers of loans to other real estate owned property	—	33

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 22 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2016, and the statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2016. Results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The only amendment to potentially impact earnings is the one relating to income tax consequences, which refers to a change in the recording of the related tax effects of share-based compensation awards. Currently, an entity must determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized as income tax expense. Under the amendment, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense in the income statement.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Also in March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that, when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Certain reclassifications have been made to prior period balances to conform to the current year presentations.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,067	$93	$(455)	$39,705
U.S. Gov’t sponsored agencies	756	13	—	769
State, county and municipal	126,623	5,302	(374)	131,551
Corporate and other bonds	15,734	61	(743)	15,052
Mortgage backed – U.S. Gov’t agencies	6,652	29	(24)	6,657
Mortgage backed – U.S. Gov’t sponsored agencies	12,807	70	(7)	12,870
Total Securities Available for Sale	$202,639	$5,568	$(1,603)	$206,604

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$8,507	$14	$—	$8,521
State, county and municipal	34,868	1,546	(5)	36,409
Mortgage backed – U.S. Gov’t agencies	923	21	—	944
Total Securities Held to Maturity	$44,298	$1,581	$(5)	$45,874

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

The amortized cost and fair value of securities at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,657	$4,670	$395	$393
Due after one year through five years	11,273	11,808	74,532	76,677
Due after five years through ten years	19,080	19,749	95,978	97,937
Due after ten years	9,288	9,647	31,734	31,597
Total securities	$44,298	$45,874	$202,639	$206,604

Proceeds from sales of securities were $51.4 million and $40.6 million during the three months ended March 31, 2016 and 2015, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Gross realized gains	$754	$453
Gross realized losses	(495)	(156)
Net securities gains	$259	$297

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2016 and 2015.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or More		Total

Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$10,683	$(61)	$18,593	$(394)	$29,276	$(455)
State, county and municipal	5,041	(24)	6,293	(350)	11,334	(374)
Corporate and other bonds	9,091	(678)	3,647	(65)	12,738	(743)
Mortgage backed – U.S. Gov’t agencies	-	-	1,974	(24)	1,974	(24)
Mortgage backed – U.S. Gov’t sponsored agencies	2,520	(5)	165	(2)	2,685	(7)
Total	$27,335	$(768)	$30,672	$(835)	$58,007	$(1,603)

Securities Held to Maturity
State, county and municipal	$-	$-	$620	$(5)	$620	$(5)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total

Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$20,408	$(84)	$28,063	$(576)	$48,471	$(660)
U.S. Gov’t sponsored agencies	742	(14)	-	-	742	(14)
State, county and municipal	23,733	(252)	10,270	(615)	34,003	(867)
Corporate and other bonds	8,996	(669)	3,290	(42)	12,286	(711)
Mortgage backed – U.S. Gov’t agencies	6,386	(88)	1,919	(79)	8,305	(167)
Mortgage backed – U.S. Gov’t sponsored agencies	24,129	(360)	175	(2)	24,304	(362)
Total	$84,394	$(1,467)	$43,717	$(1,314)	$128,111	$(2,781)

Securities Held to Maturity
State, county and municipal	$3,889	$(35)	$-	$-	$3,889	$(35)

The unrealized losses (impairments) in the investment portfolio at March 31, 2016 and December 31, 2015 are generally a result of market fluctuations that occur daily. The unrealized losses are from 68 securities at March 31, 2016. Of those, 47 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty-one investment grade corporate obligations comprise the remaining securities with unrealized losses at March 31, 2016. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $80.4 million and $88.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits as required or permitted by law and the cash flow hedge. At each of March 31, 2016 and December 31, 2015, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at March 31, 2016 and December 31, 2015 were comprised of the following (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$197,337	25.78%	$194,576	25.99%
Commercial	320,473	41.87	317,955	42.47
Construction and land development	72,882	9.52	67,408	9.00
Second mortgages	8,170	1.07	8,378	1.12
Multifamily	47,852	6.25	45,389	6.06
Agriculture	6,068	0.79	6,238	0.83
Total real estate loans	652,782	85.28	639,944	85.47
Commercial loans	106,354	13.89	102,507	13.69
Consumer installment loans	5,007	0.65	4,928	0.66
All other loans	1,342	0.18	1,345	0.18
Total loans	$765,485	100.00%	$748,724	100.00%

The Company held $13.2 million and $13.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2016 and December 31, 2015, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included an unamortized purchase premium of $538,000 and $586,000 at March 31, 2016 and December 31, 2015, respectively. Unamortized purchase premium is recognized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At March 31, 2016 and December 31, 2015, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on historical loan loss experience, economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of March 31, 2016 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$3,152	$3,779	$320
Commercial	534	763	77
Construction and land development	4,496	6,166	560
Second mortgages	148	150	21
Total real estate loans	8,330	10,858	978
Commercial loans	54	54	8
Consumer installment loans	80	87	12
Subtotal impaired loans with a valuation allowance	8,464	10,999	998
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,203	1,312	—
Commercial	1,265	1,499	—
Total real estate loans	2,468	2,811	—
Subtotal impaired loans without a valuation allowance	2,468	2,811	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,355	5,091	320
Commercial	1,799	2,262	77
Construction and land development	4,496	6,166	560
Second mortgages	148	150	21
Total real estate loans	10,798	13,669	978
Commercial loans	54	54	8
Consumer installment loans	80	87	12
Total impaired loans	$10,932	$13,810	$998

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2015 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,777	$3,034	$414
Commercial	205	407	35
Construction and land development	4,509	6,179	574
Second mortgages	13	14	2
Total real estate loans	7,504	9,634	1,025
Consumer installment loans	78	84	14
Subtotal impaired loans with a valuation allowance	7,582	9,718	1,039
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,785	2,260	—
Commercial	1,303	1,500	—
Total real estate loans	3,088	3,760	—
Subtotal impaired loans without a valuation allowance	3,088	3,760	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,562	5,294	414
Commercial	1,508	1,907	35
Construction and land development	4,509	6,179	574
Second mortgages	13	14	2
Total real estate loans	10,592	13,394	1,025
Consumer installment loans	78	84	14
Total impaired loans	$10,670	$13,478	$1,039

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended
	March 31, 2016	March 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$4,458	$3,199
Commercial	1,654	1,279
Construction and land development	4,502	4,915
Second mortgages	81	61
Total real estate loans	10,695	9,454
Commercial loans	27	7,465
Consumer installment loans	79	105
Total impaired loans	$10,801	$17,024

During each of the three months ended March 31, 2016 and 2015, all of the impaired loans were also nonaccruing for which no interest income was recognized.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three months ended March 31, 2016. Cash basis income of $168,000 was recognized during the three months ended March 31, 2015. For the three months ended March 31, 2016, and 2015, estimated interest income of $204,000 and $326,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following table presents nonaccrual loans by loan category as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$4,355	$4,562
Commercial	1,799	1,508
Construction and land development	4,496	4,509
Second mortgages	148	13
Total real estate loans	10,798	10,592
Commercial loans	54	—
Consumer installment loans	80	78
Total loans	$10,932	$10,670

The following tables present an age analysis of past due status of loans by category as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$798	$4,355	$5,153	$192,184	$197,337	$—
Commercial	1,647	1,799	3,446	317,027	320,473	—
Construction and land development	1,023	4,496	5,519	67,363	72,882	—
Second mortgages	—	148	148	8,022	8,170	—
Multifamily	—	—	—	47,852	47,852	—
Agriculture	—	—	—	6,068	6,068	—
Total real estate loans	3,468	10,798	14,266	638,516	652,782	—
Commercial loans	60	54	114	106,240	106,354	—
Consumer installment loans	7	80	87	4,920	5,007	—
All other loans	35	—	35	1,307	1,342	—
Total loans	$3,570	$10,932	$14,502	$750,983	$765,485	$—

	December 31, 2015
	30-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans Receivable	Recorded Investment 90 Days Past Due and Accruing
Mortgage loans on real estate:
Residential 1-4 family	$811	$4,562	$5,373	$189,203	$194,576	$—
Commercial	1,471	1,508	2,979	314,976	317,955	—
Construction and land development	51	4,509	4,560	62,848	67,408	—
Second mortgages	135	13	148	8,230	8,378	—
Multifamily	—	—	—	45,389	45,389	—
Agriculture	—	—	—	6,238	6,238	—
Total real estate loans	2,468	10,592	13,060	626,884	639,944	—
Commercial loans	16	—	16	102,491	102,507	—
Consumer installment loans	10	78	88	4,840	4,928	—
All other loans	33	—	33	1,312	1,345	—
Total loans	$2,527	$10,670	$13,197	$735,527	$748,724	$—

Activity in the allowance for loan losses on loans by segment for the three months ended March 31, 2016 and 2015 is presented in the following tables (dollars in thousands):

	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	March 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$3,041	$(409)	$(19)	$98	$2,711
Commercial	4,022	(473)	(37)	12	3,524
Construction and land development	1,353	330	—	1	1,684
Second mortgages	103	7	—	4	114
Multifamily	178	184	—	—	362
Agriculture	27	(11)	—	—	16
Total real estate loans	8,724	(372)	(56)	115	8,411
Commercial loans	727	357	—	—	1,084
Consumer installment loans	97	19	(82)	58	92
All other loans	11	(4)	—	—	7
Total loans	$9,559	$—	$(138)	$173	$9,594

	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	March 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$12	$(300)	$49	$2,861
Commercial	2,618	(53)	—	6	2,571
Construction and land development	1,930	(438)	—	11	1,503
Second mortgages	63	(10)	—	2	55
Multifamily	136	39	—	—	175
Agriculture	66	4	—	—	70
Total real estate loans	7,913	(446)	(300)	68	7,235
Commercial loans	1,242	402	—	6	1,650
Consumer installment loans	85	42	(62)	32	97
All other loans	27	2	—	—	29
Total loans	$9,267	$—	$(362)	$106	$9,011

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Allowance for Loan Losses			Recorded Investment in Loans

	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$385	$2,326	$2,711	$6,609	$190,728	$197,337
Commercial	89	3,435	3,524	6,500	313,973	320,473
Construction and land development	560	1,124	1,684	4,497	68,385	72,882
Second mortgages	21	93	114	148	8,022	8,170
Multifamily	—	362	362	—	47,852	47,852
Agriculture	—	16	16	—	6,068	6,068
Total real estate loans	1,055	7,356	8,411	17,754	635,028	652,782
Commercial loans	8	1,076	1,084	96	106,258	106,354
Consumer installment loans	12	80	92	328	4,679	5,007
All other loans	—	7	7	—	1,342	1,342
Total loans	$1,075	$8,519	$9,594	$18,178	$747,307	$765,485

	December 31, 2015
	Allowance for Loan Losses			Recorded Investment in Loans

	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$450	$2,591	$3,041	$6,972	$187,604	$194,576
Commercial	55	3,967	4,022	6,362	311,593	317,955
Construction and land development	564	789	1,353	4,509	62,899	67,408
Second mortgages	2	101	103	13	8,365	8,378
Multifamily	—	178	178	—	45,389	45,389
Agriculture	—	27	27	—	6,238	6,238
Total real estate loans	1,071	7,653	8,724	17,856	622,088	639,944
Commercial loans	—	727	727	58	102,449	102,507
Consumer installment loans	12	85	97	78	4,850	4,928
All other loans	—	11	11	—	1,345	1,345
Total loans	$1,083	$8,476	$9,559	$17,992	$730,732	$748,724

(1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $7.2 million and $7.3 million at March 31, 2016 and December 31, 2015, respectively. The allowance for loan losses allocated to these loans was $77,000 and $44,000 at March 31, 2016 and December 31, 2015, respectively.

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $13.2 million and $13.4 million at March 31, 2016 and December 31, 2015, respectively.

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

The following tables present the composition of loans by credit quality indicator at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$185,005	$7,127	$5,205	$—	$197,337
Commercial	313,959	3,115	3,399	—	320,473
Construction and land development	66,587	1,799	4,496	—	72,882
Second mortgages	7,368	654	148	—	8,170
Multifamily	47,852	—	—	—	47,852
Agriculture	5,946	122	—	—	6,068
Total real estate loans	626,717	12,817	13,248	—	652,782
Commercial loans	102,465	3,793	96	—	106,354
Consumer installment loans	4,895	31	81	—	5,007
All other loans	1,342	—	—	—	1,342
Total loans	$735,419	$16,641	$13,425	$—	$765,485

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$182,394	$6,612	$5,570	$—	$194,576
Commercial	306,267	8,520	3,168	—	317,955
Construction and land development	62,391	434	4,583	—	67,408
Second mortgages	7,126	1,239	13	—	8,378
Multifamily	45,389	—	—	—	45,389
Agriculture	6,113	125	—	—	6,238
Total real estate loans	609,680	16,930	13,334	—	639,944
Commercial loans	98,159	4,290	58	—	102,507
Consumer installment loans	4,593	256	79	—	4,928
All other loans	1,345	—	—	—	1,345
Total loans	$713,777	$21,476	$13,471	$—	$748,724

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 17 and 18 loans that met the definition of a TDR at March 30, 2016 and 2015, respectively.

During the three months ended March 31, 2016, the Company modified one consumer installment loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $248,000. During the three months ended March 31, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three months ended March 31, 2016 and 2015.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At March 31, 2016, the Company had 1-4 family mortgages in the amount of $140.4 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $125.1 million.

Note 4.  PCI Loans and Related Allowance for Loan Losses

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits and certain other liabilities and acquire substantially all assets of Suburban Federal Savings Bank (SFSB). The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “PCI loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

As of March 31, 2016 and December 31, 2015, the outstanding contractual balance of the PCI loans was $88.1 million and $91.3 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$50,772	89.55%	$52,696	89.38%
Commercial	822	1.45	850	1.44
Construction and land development	2,186	3.86	2,310	3.92
Second mortgages	2,639	4.65	2,822	4.79
Multifamily	277	0.49	277	0.47
Total real estate loans	56,696	100.00	58,955	100.00
Total PCI loans	$56,696	100.00%	$58,955	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three months ended March 31, 2016 and 2015.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$484	$50,772	$484	$52,696
Commercial	—	822	—	850
Construction and land development	—	2,186	—	2,310
Second mortgages	—	2,639	—	2,822
Multifamily	—	277	—	277
Total real estate loans	484	56,696	484	58,955
Total PCI loans	$484	$56,696	$484	$58,955

The change in the accretable yield balance for the three months ended March 31, 2016 and the year ended December 31, 2015, is as follows (dollars in thousands):

Balance, January 1, 2015	$51,082
Accretion	(7,811)
Reclassification to nonaccretable yield	5,857
Balance, December 31, 2015	$49,128
Accretion	(1,576)
Reclassification from nonaccretable yield	2,140
Balance, March 31, 2016	$49,692

The PCI loans were not classified as nonperforming assets as of March 31, 2016, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015

Residential 1-4 family	$1,076	$1,407
Commercial	634	634
Construction and land development	3,385	3,449
Total other real estate owned	$5,095	$5,490

At March 31, 2016, the Company had $1.9 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015

NOW	$119,130	$128,761
MMDA	105,044	108,810
Savings	82,793	84,047
Time deposits less than or equal to $250,000	404,578	409,085
Time deposits over $250,000	118,341	118,600
Total interest bearing deposits	$829,886	$849,303

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31, 2016
	Unrealized Gain on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Income (Loss)

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive income before reclassifications	2,345	-	(362)	1,983
Amounts reclassified from AOCI	(171)	-	-	(171)
Net current period other comprehensive income (loss)	2,174	-	(362)	1,812
Ending balance	$2,617	$(901)	$(493)	$1,223

	Three months ended March 31, 2015
	Unrealized Gain on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Accumulated Other Comprehensive Income (Loss)

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive income before reclassifications	1,171	-	(249)	922
Amounts reclassified from AOCI	(196)	-	-	(196)
Net current period other comprehensive income (loss)	975	-	(249)	726
Ending balance	$2,427	$(811)	$(226)	$1,390

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	March 31, 2016	March 31, 2015
Unrealized gains on securities available for sale	$(259)	$(297)	Gain on securities transactions, net
	88	101	Income tax expense
	$(171)	$(196)	Net of tax

Note 8. Fair Values of Assets and Liabilities

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2016.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$39,705	$29,589	$10,116	$-
U.S. Gov’t sponsored agencies	769	-	769	-
State, county and municipal	131,551	497	131,054	-
Corporate and other bonds	15,052	-	15,052	-
Mortgage backed – U.S. Gov’t agencies	6,657	-	6,657	-
Mortgage backed – U.S. Gov’t sponsored agencies	12,870	2,588	10,282	-
Total investment securities available for sale	206,604	32,674	173,930	-
Total assets at fair value	$206,604	$32,674	$173,930	$-
Cash flow hedge	$(747)	$-	$(747)	$-
Total liabilities at fair value	$(747)	$-	$(747)	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$49,941	$39,748	$10,193	$-
U.S. Gov’t sponsored agencies	742	-	742	-
State, county and municipal	141,498	687	140,811	-
Corporate and other bonds	14,296	-	14,296	-
Mortgage backed – U.S. Gov’t agencies	8,496	-	8,496	-
Mortgage backed – U.S. Gov’t sponsored agencies	28,297	-	28,297	-
Total investment securities available for sale	243,270	40,435	202,835	-
Total assets at fair value	$243,270	$40,435	$202,835	$-
Cash flow hedge	$(199)	$-	$(199)	$-
Total liabilities at fair value	$(199)	$-	$(199)	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,667	$—	$1,468	$7,199
Other real estate owned	5,095	—	31	5,064
Total assets at fair value	$13,762	$—	$1,499	$12,263
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,737	$—	$1,982	$6,755
Bank premises held for sale	110	—	—	110
Other real estate owned	5,490	—	31	5,459
Total assets at fair value	$14,337	$—	$2,013	$12,324
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2016 and December 31, 2015, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$44,298	$45,874	$—	$45,874	$—
Loans, net of allowance	755,891	758,400	—	751,201	7,199
PCI loans, net of allowance	56,212	63,722	—	—	63,722

Financial liabilities:
Interest bearing deposits	829,886	831,688	—	831,688	—
Long-term borrowings	100,464	100,615	—	100,615	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,478	$37,611	$—	$37,611	$—
Loans, net of allowance	739,165	739,367	—	733,026	6,341
PCI loans, net of allowance	58,471	62,902	—	—	62,902

Financial liabilities:
Interest bearing deposits	849,303	850,770	—	850,770	—
Long-term borrowings	105,455	105,476	—	105,476	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2016. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Federal funds purchased

The carrying amount of federal funds purchased approximates fair value (Level 2).

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

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three months ended March 31, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2016
Basic EPS	$2,420	21,873	$0.11
Effect of dilutive stock awards	—	192	—
Diluted EPS	$2,420	22,065	$0.11

For the three months ended March 31, 2015
Basic EPS	$1,312	21,799	$0.06
Effect of dilutive stock awards	—	164	—
Diluted EPS	$1,312	21,963	$0.06

Antidilutive common shares issuable under awards or options of 263,000 were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2016. There were no antidilutive exclusions from the computation of diluted earnings per common share for the three months ended March 31, 2015.

Note 10. Employee Benefit Plan

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

The following table provides the components of net periodic benefit cost for the plan for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended
	March 31, 2016	March 31, 2015
Interest cost	$48	$47
Expected return on plan assets	(82)	(88)
Amortization of prior service cost	1	1
Recognized net actuarial loss	13	11
Recognized net loss due to settlement	13	—
Net periodic benefit cost	$(7)	$(29)

Note 11. Cash Flow Hedge

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $710,000 and $440,000 of cash pledged as collateral as of March 31, 2016 and December 31, 2015, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of the hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three months ended March 31, 2016 and 2015. The fair value of the Company’s cash flow hedge was an unrealized loss of $747,000 and $199,000 at March 31, 2016 and December 31, 2015, respectively, and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income net of the associated tax effect.

Note 12. Branch Sale

On March 18, 2016, the Company sold its branch office in Catonsville, Maryland to JP Properties for a purchase price of $160,000. The Company closed the office on March 4, 2016. Loans and deposits are being serviced by the Company’s Rosedale branch office.

The Catonsville branch office was classified as held for sale at December 31, 2015 at an estimated fair market value of $110,000. After closing costs of $14,000, the Company recognized a gain of $37,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2016 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2016 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 22 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

The PCI loans are subject to the credit review standards described above for loans. If and when credit deterioration occurs subsequent to the date that the loans were acquired, a provision for credit loss for PCI loans will be charged to earnings for the full amount.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three months ended March 31, 2016 and 2015. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

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

RESULTS OF OPERATIONS

Overview

Net income was $2.4 million for the first quarter of 2016, compared with $1.3 million in the first quarter of 2015. Earnings per common share, basic and fully diluted, were $0.11 per share and $0.06 per share for the three months ended March 31, 2016 and 2015, respectively.

The increase in net income when comparing the first quarter of 2016 with the same period in 2015 was the result of a $1.5 million decline in total noninterest expense combined with a $328,000 increase in net interest income after provision for loan losses. The 15.6% decline in total noninterest expense was primarily due to a reduction of $1.2 million in FDIC indemnification amortization expense. In September 2015, the Company and the FDIC mutually terminated their shared-loss agreements, which resulted in the elimination of this expense in future periods. Also, other real estate expense and other operating expenses declined $187,000 and $117,000, respectively, year over year. Partially offsetting these decreases was an increase of $116,000 in salaries and employee benefits due to an increase in the number of full-time equivalent employees.

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

Net interest income increased $328,000, or 3.4%, from the first quarter of 2015 to the first quarter of 2016. Interest income increased $388,000, or 3.3%, over this time period. The average balance of loans, excluding PCI loans, increased $86.2 million, or 12.9%, from $667.5 million in the first quarter of 2015 to $753.6 million in the first quarter of 2016. Interest income on securities on a tax equivalent basis increased by $130,000, year-over-year, from $2.0 million in the first quarter of 2015 to $2.2 million in the first quarter of 2016. These increases to interest income were offset by a year-over-year decline in interest and fees on PCI loans of $474,000, which were $1.6 million for the first quarter of 2016. The yield on the PCI portfolio was 11.1% in the first quarter of 2016, down from 12.5% in the first quarter of 2015. The average balance of the PCI portfolio declined $9.2 million during the year-over-year comparison period.

Interest expense increased $60,000, or 3.2%, when comparing the first quarter of 2015 and the first quarter of 2016. Interest expense on deposits increased $103,000, or 7.1%, as the average balance of interest bearing deposits increased $12.5 million, or 1.5%. The increase in deposit cost was driven by higher cost time deposits to fund loan growth. Overall the Bank’s cost of interest bearing liabilities remained the same as the first quarter of 2015. While average interest bearing deposit costs increased from 0.71% in the first quarter of 2015 to 0.74% in the first quarter of 2016, a decline in the cost of FHLB and other borrowings from 1.30% to 1.18% occurred, thus offsetting higher deposit costs.

The tax equivalent net interest margin declined seven basis points from 3.90% in the first quarter of 2015 to 3.83% in the first quarter of 2016. Likewise, the interest spread decreased from 3.82% to 3.72% over the same time period.  The decline in the margin was precipitated by a reduction in earning asset yields of 10 basis points.

The following table sets forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2016 and 2015. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
(Dollars in thousands)

	Three months ended March 31, 2016			Three months ended March 31, 2015
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS
Loans	$753,632	$8,553	4.55%	$667,467	$7,747	4.71%
Purchased credit impaired (PCI) loans	57,861	1,599	11.08	67,092	2,073	12.53
Total loans	811,493	10,152	5.02	734,559	9,820	5.42
Interest bearing bank balances	9,993	21	0.85	15,368	17	0.45
Federal funds sold	-	-	-	4,000	1	0.10
Securities (taxable)	184,661	1,271	2.75	226,014	1,368	2.42
Securities (tax exempt)	86,057	900	4.19	61,519	673	4.38
Total earning assets	1,092,204	12,344	4.53	1,041,460	11,879	4.63
Allowance for loan losses	(10,078)			(9,693)
Non-earning assets	81,829			102,757
Total assets	$1,163,955			$1,134,524

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$230,660	$173	0.30%	$221,368	$154	0.28%
Savings	83,129	63	0.30	79,629	60	0.31
Time deposits	526,468	1,315	1.00	526,719	1,234	0.95
Total deposits	840,257	1,551	0.74	827,716	1,448	0.71
Short-term borrowings	2,798	5	0.75	1,533	2	0.52
FHLB and other borrowings	104,016	307	1.18	100,509	323	1.30
Long-term debt	5,666	62	4.36	9,057	92	4.07
Total interest bearing liabilities	952,737	1,925	0.81	938,815	1,865	0.81
Noninterest bearing deposits	98,792			82,446
Other liabilities	5,053			4,244
Total liabilities	1,056,582			1,025,505
Shareholders' equity	107,373			109,019

Total liabilities and shareholders' equity	$1,163,955			$1,134,524
Net interest earnings		$10,419			$10,014
Interest spread			3.72%			3.82%
Net interest margin			3.83%			3.90%

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

The Company did not record a provision for loan losses in either of the three months ended March 31, 2016 or 2015 with respect to either its loan portfolio or its PCI loan portfolio.  With respect to the loan portfolio, this was the direct result of nominal charge-offs and the ongoing stabilization of asset quality.

There were net recoveries of $35,000 in the first quarter of 2016, compared with net charge-offs of $256,000 in the first quarter of 2015.  Total charge-offs for the first quarter of 2016 were $138,000 compared with $362,000 in the first quarter of 2015.  Recoveries of previously charged-off loans were $173,000 for the first quarter of 2016 compared with $106,000 in the first quarter of 2015.

Noninterest Income

Noninterest income decreased $76,000, or 5.4%, from the first quarter of 2015 to the first quarter of 2016. Other income decreased $60,000 year-over-year, or 31.3%, to $132,000 for the first quarter of 2016. Miscellaneous income, which is within other income, decreased by $56,000 year-over-year as there were reimbursements received from the FDIC in the first quarter of 2015. Also decreasing year-over-year were gain on sale of other loans, by $46,000, and gain on sale of securities, by $38,000. Offsetting these decreases were an increase of $41,000 in service charge income, which was $569,000 in the first quarter of 2016, and an increase of $25,000 in mortgage loan fees, which were $173,000 in the first quarter of 2016.

Noninterest Expense

Noninterest expenses decreased $1.5 million, or 15.6%, when comparing the first quarter of 2016 to the same period in 2015. In September 2015, the Bank and the FDIC mutually agreed to terminate the shared-loss agreements, which resulted in the elimination of the FDIC indemnification asset and the corresponding amortization expense, which was $1.2 million in the first quarter of 2015. OREO expense decreased  $187,000 and was a credit of $102,000 in the first quarter of 2016, the result of a gain of $150,000 in bank owned property sales. Other notable decreases year-over-year were occupancy expenses, which decreased $47,000, and professional fees, which decreased by $40,000. The only meaningful dollar increase was to salaries and employee benefits, which increased $116,000, or 2.6%, year-over-year due to an increase in the number of full-time equivalent employees.

Income Taxes

Income tax expense was $983,000 for the three months ended March 31, 2016, compared with income tax expense of $351,000 for first quarter of 2015. The effective tax rate for the first quarter of 2016 was 28.9% versus 21.1% for the first quarter of 2015, reflecting a lower proportion of tax except bank qualified municipal interest income in the first quarter of 2016.

FINANCIAL CONDITION

General

Total assets declined $20.5 million, or 1.7%, to $1.160 billion at March 31, 2016 as compared to December 31, 2015. Total loans, excluding PCI loans, were $765.5 million at March 31, 2016, increasing $16.8 million, or 2.2%, from year end 2015.  Total PCI loans were $56.7 million at March 31, 2016 versus $59.0 million at year end 2015.

The Company’s securities portfolio, excluding equity securities, declined $28.8 million, or 10.3%, from $279.7 million at December 31, 2015 to $250.9 million at March 31, 2016. The decline in the volume of securities was a strategic decision by management to let brokered funding mature and fund solid loan growth with normal securities amortization, call activity, sales and maturities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $206.6 million at March 31, 2016 and $243.3 million at December 31, 2015. At March 31, 2016, the Company had a net unrealized gain on the AFS portfolio of $4.0 million compared with a net unrealized gain of $671,000 at December 31, 2015. Municipal securities comprised 63.7% of the total AFS portfolio at March 31, 2016. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $14.2 million and $17.0 million at March 31, 2016 and December 31, 2015, respectively. There were federal funds purchased of $11.0 million at March 31, 2016 versus $18.9 million at December 31, 2015.

Interest bearing deposits at March 31, 2016 were $829.9 million, a decline of $19.4 million, or 2.3%, from December 31, 2015. NOW account balances declined $9.6 million, or 7.5%, from December 31, 2015, while time deposits less than or equal to $250,000 decreased $4.5 million, MMDA balances declined $3.8 million and savings account balances declined $1.3 million.

FHLB advances were $91.5 million at March 31, 2016, compared with $95.7 million at December 31, 2015. Long term debt totaled $4.9 million at March 31, 2016, declining by $801,000, or 14.1%, since December 31, 2015. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company has amortized this debt $5.8 million within two years and anticipates that the loan will be fully paid in April 2017.

Shareholders’ equity was $108.9 million at March 31, 2016 and $104.5 million at December 31, 2015. Shareholders’ equity increased $4.4 million, or 4.2%, from year end 2015 due to an increase in other comprehensive income related to net gains in the investment portfolio of $1.8 million and net income of $2.4 million in the first quarter of 2016.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $16.0 million at March 31, 2016 and net recoveries were $35,000 for the three months ended March 31, 2016. This compares with nonperforming assets of $16.2 million and net recoveries of $292,000 at and for the year ended December 31, 2015.

Nonperforming loans were $10.9 million at March 31, 2016, a slight increase from $10.7 million at December 31, 2015. The $262,000 increase in nonperforming loans since December 31, 2015 was the net result of $712,000 in additions to nonperforming loans and $450,000 in reductions.  With respect to the reductions to nonperforming loans, $239,000 were payments to existing credits, $56,000 were charge-offs, and $155,000 were loans returned to accruing status.

The allowance for loan losses equaled 87.76% of nonaccrual loans at March 31, 2016 compared with 89.59% at December 31, 2015. The ratio of the allowance for loan losses to total nonperforming assets was 62.88% at March 31, 2016, compared with 62.15% at December 31, 2015.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 2.08% at March 31, 2016 versus 2.14% at December 31, 2015.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2016 and December 31, 2015, total impaired loans, excluding PCI loans, equaled $10.9 million and $10.7 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Nonaccrual loans	$10,932	$10,670
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	10,932	10,670
OREO	5,095	5,490
Total nonperforming assets	$16,027	$16,160

Accruing troubled debt restructure loans	$4,694	$4,596

Balances
Specific reserve on impaired loans	998	1,039
General reserve related to unimpaired loans	8,596	8,520
Total allowance for loan losses	9,594	9,559

Average loans during the period, net of unearned income	753,632	687,463

Impaired loans	10,932	10,670
Non-impaired loans	754,553	738,054
Total loans, net of unearned income	765,485	748,742

Ratios
Allowance for loan losses, excluding PCI loans, to loans	1.25%	1.28%
Allowance for loan losses to nonperforming assets	62.88	62.15
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	87.76	89.59
General reserve to non-impaired loans	1.14	1.15
Nonaccrual loans to loans	1.43	1.43
Nonperforming assets to loans and OREO	2.08	2.14
Net recoveries to average loans	(0.02)	(0.04)

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2016, the Company had 17 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Four of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at March 31, 2016 was $6.5 million, of which $1.8 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at March 31, 2016 and December 31, 2015 is below (dollars in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$4,355	$4,562
Commercial	1,799	1,508
Construction and land development	4,496	4,509
Second mortgages	148	13
Total real estate loans	10,798	10,592
Commercial loans	54	—
Consumer installment loans	80	78
Total loans	$10,932	$10,670

At March 31, 2016, the Company had five construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2016 was $4.5 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all five relationships was $560,000 at March 31, 2016, or 12.5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 13.4% at March 31, 2016 compared with 13.2% at December 31, 2015. The tier 1 risk-based capital ratio was 12.3% at March 31, 2016 and 12.1% at December 31, 2015. The Company’s tier 1 leverage ratio was 9.6% at March 31, 2016 and 9.4% at December 31, 2015.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 11.8% at March 31, 2016 and 11.6% at December 31, 2015.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At March 31, 2016, the Company had a capital conservation buffer of 5.36%, well above the 2016 required buffer of 0.625%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2016 and December 31, 2015 was as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Cash and due from banks	$8,465	$7,393
Interest bearing bank deposits	5,774	9,576
Available for sale securities, at fair value, unpledged	159,911	189,692
Total liquid assets	$174,150	$206,661

Deposits and other liabilities	$1,051,159	$1,076,070
Ratio of liquid assets to deposits and other liabilities	16.57%	19.21%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2016 and December 31, 2015, is as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit	$115,730	$106,099
Standby letters of credit	8,045	7,146
Total commitments with off-balance sheet risks	$123,775	$113,245

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

The fair value of the Company’s cash flow hedge was an unrealized loss of $747,000 and $199,000 at March 31, 2016 and December 31, 2015, respectively, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2016 (dollars in thousands):

	March 31, 2016
	%	$
Change in Yield curve
+400 bp	(5.1)	(2,027)
+300 bp	(4.2)	(1,654)
+200 bp	(2.8)	(1,095)
+100 bp	(1.5)	(588)
most likely	—	—
-100 bp	2.1	853
-200 bp	1.7	658
-300 bp	1.6	648
-400 bp	1.6	648

At March 31, 2016, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could decrease by 5.1%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could increase by 1.6%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 1A.  Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2016

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2016

