Form 10-Q
period 2016-06-30
Community Bankers Trust Corp
filed 2016-08-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

At June 30, 2016, there were 21,911,300 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(dollars in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$9,215	$7,393
Interest bearing bank deposits	8,979	9,576
Total cash and cash equivalents	18,194	16,969

Securities available for sale, at fair value	203,841	243,270
Securities held to maturity, at cost (fair value of $51,306 and $37,611, respectively)	49,192	36,478
Equity securities, restricted, at cost	8,647	8,423
Total securities	261,680	288,171

Loans held for sale	1,763	2,101

Loans	785,016	748,724
Purchased credit impaired (PCI) loans	54,766	58,955
Total loans	839,782	807,679
Allowance for loan losses (loans of $9,434 and $9,559, respectively; PCI loans of $484 and $484, respectively)	(9,918)	(10,043)
Net loans	829,864	797,636

Bank premises and equipment, net	27,654	27,378
Bank premises and equipment held for sale	—	110
Other real estate owned	4,898	5,490
Bank owned life insurance	26,941	21,620
Core deposit intangibles, net	1,852	2,805
Other assets	16,676	18,277
Total assets	$1,189,522	$1,180,557

LIABILITIES
Deposits:
Noninterest bearing	$115,677	$96,216
Interest bearing	841,337	849,303
Total deposits	957,014	945,519

Federal funds purchased	12,301	18,921
Federal Home Loan Bank advances	94,274	95,656
Long-term debt	3,806	5,675
Trust preferred capital notes	4,124	4,124
Other liabilities	5,772	6,175
Total liabilities	1,077,291	1,076,070

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,911,300 and 21,866,944 shares issued and outstanding, respectively)	219	219
Additional paid in capital	146,273	145,907
Retained deficit	(36,312)	(41,050)
Accumulated other comprehensive income (loss)	2,051	(589)
Total shareholders’ equity	112,231	104,487
Total liabilities and shareholders’ equity	$1,189,522	$1,180,557

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest and dividend income
Interest and fees on loans	$8,873	$8,017	$17,426	$15,764
Interest and fees on PCI loans	1,556	2,418	3,155	4,491
Interest on federal funds sold	—	1	—	2
Interest on deposits in other banks	23	17	44	34
Interest and dividends on securities
Taxable	1,124	1,355	2,395	2,723
Nontaxable	557	525	1,151	969
Total interest and dividend income	12,133	12,333	24,171	23,983
Interest expense
Interest on deposits	1,537	1,486	3,088	2,934
Interest on borrowed funds	363	384	737	801
Total interest expense	1,900	1,870	3,825	3,735
Net interest income	10,233	10,463	20,346	20,248
Provision for loan losses	200	—	200	—
Net interest income after provision for loan losses	10,033	10,463	20,146	20,248
Noninterest income
Service charges on deposit accounts	599	557	1,168	1,085
Gain (loss) on securities transactions, net	261	(8)	520	289
Gain on sale of loans, net	—	23	—	69
Income on bank owned life insurance	204	188	392	374
Mortgage loan income	174	262	347	410
Other	157	184	289	376
Total noninterest income	1,395	1,206	2,716	2,603
Noninterest expense
Salaries and employee benefits	4,561	4,406	9,172	8,901
Occupancy expenses	646	619	1,287	1,307
Equipment expenses	248	260	487	500
FDIC assessment	252	220	503	457
Data processing fees	405	412	820	854
FDIC indemnification asset amortization	—	1,153	—	2,392
Amortization of intangibles	476	477	953	954
Other real estate (income) expense, net	(15)	137	(117)	222
Other operating expenses	1,656	1,759	3,155	3,375
Total noninterest expense	8,229	9,443	16,260	18,962
Income before income taxes	3,199	2,226	6,602	3,889
Income tax expense	881	533	1,864	884
Net income	$2,318	$1,693	$4,738	$3,005
Net income available to common shareholders	$2,318	$1,693	$4,738	$3,005
Net income per share — basic	$0.11	$0.08	$0.22	$0.14
Net income per share — diluted	$0.11	$0.08	$0.22	$0.14
Weighted average number of shares outstanding
Basic	21,897	21,821	21,885	21,810
Diluted	22,039	21,958	22,080	21,994

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$2,318	$1,693	$4,738	$3,005

Other comprehensive income (loss):
Unrealized gains (loss) on investment securities:
Change in unrealized gain (loss) in investment securities	1,644	(3,976)	5,197	(2,200)
Tax related to unrealized (gain) loss in investment securities	(559)	1,352	(1,767)	747
Reclassification adjustment for (gain) loss in securities sold	(261)	8	(520)	(289)
Tax related to realized gain (loss) in securities sold	89	(3)	177	98
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	(129)	215	(677)	(164)
Tax related to cash flow hedge	44	(73)	230	57
Total other comprehensive income (loss)	828	(2,477)	2,640	(1,751)
Total comprehensive income (loss)	$3,146	$(784)	$7,378	$1,254

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2015	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	36	—	81	—	—	81
Exercise and issuance of employee stock options	—	—	194	—	—	194
Net income	—	—	—	3,005	—	3,005
Other comprehensive loss	—	—	—	—	(1,751)	(1,751)
Balance June 30, 2015	21,828	$218	$145,596	$(35,548)	$(1,087)	$109,179
Balance January 1, 2016	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	44	—	83	—	—	83
Exercise and issuance of employee stock options	—	—	283	—	—	283
Net income	—	—	—	4,738	—	4,738
Other comprehensive income	—	—	—	—	2,640	2,640
Balance June 30, 2016	21,911	$219	$146,273	$(36,312)	$2,051	$112,231

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(dollars in thousands)

	June 30, 2016	June 30, 2015
Operating activities:
Net income	$4,738	$3,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,707	1,751
Stock-based compensation expense	286	233
Amortization of purchased loan premium	126	152
Provision for loan losses	200	—
Amortization of security premiums and accretion of discounts, net	892	1,325
Net gain on sale of securities	(520)	(289)
Net (gain) loss on sale and valuation of other real estate owned	(227)	198
Net gain on sale of loans	—	(69)
Originations of mortgages held for sale	(30,940)	(31,237)
Proceeds from sales of mortgages held for sale	31,278	24,934
Increase in bank owned life insurance	(321)	(308)
Changes in assets and liabilities:
Decrease in other assets	309	3,146
(Decrease) increase in other liabilities	(1,124)	53
Net cash provided by operating activities	6,404	2,894

Investing activities:
Proceeds from available for sale securities	76,311	93,444
Proceeds from held to maturity securities	6,164	916
Proceeds from equity securities	2,253	873
Purchase of available for sale securities	(32,547)	(85,180)
Purchase of held to maturity securities	(18,910)	(3,221)
Purchase of equity securities	(2,477)	(65)
Proceeds from sale of other real estate owned	1,249	1,886
Improvements of other real estate, net of insurance proceeds	(34)	(52)
Net increase in loans	(33,207)	(20,688)
Principal recoveries of loans previously charged off	228	1,448
Purchase of premises and equipment, net	(1,035)	(870)
Proceeds from sale of loans	—	3,380
Purchase of bank owned life insurance investment	(5,000)	—
Proceeds from sale of premises and equipment	146	—
Net cash used in investing activities	(6,859)	(8,129)

Financing activities:
Net increase in deposits	11,495	28,991
Net decrease in federal funds purchased	(6,620)	(9,497)
Net decrease in Federal Home Loan Bank borrowings	(1,382)	(15,370)
Proceeds from issuance of common stock	56	30
Payments on long-term debt	(1,869)	(2,403)
Net cash provided by financing activities	1,680	1,751

Net increase (decrease) in cash and cash equivalents	1,225	(3,484)

Cash and cash equivalents:
Beginning of the period	16,969	22,353
End of the period	$18,194	$18,869

Supplemental disclosures of cash flow information:
Interest paid	$3,844	$3,765
Income taxes paid	3,214	815
Transfers of loans to other real estate owned property	425	741

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2016, the statements of income and comprehensive income (loss) for the three and six months ended June 30, 2016 and the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2016. Results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information in developing their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating what impact adopting this guidance will have on its consolidated financial statements.

Certain reclassifications have been made to prior period balances to conform to the current year presentations.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	June 30, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$37,898	$99	$(479)	$37,518
U.S. Gov’t sponsored agencies	2,000	—	—	2,000
State, county and municipal	122,840	6,562	(294)	129,108
Corporate and other bonds	14,199	25	(701)	13,523
Mortgage backed – U.S. Gov’t agencies	5,210	31	(1)	5,240
Mortgage backed – U.S. Gov’t sponsored agencies	16,345	150	(43)	16,452
Total Securities Available for Sale	$198,492	$6,867	$(1,518)	$203,841

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$13,501	$3	$—	$13,504
State, county and municipal	34,806	2,092	—	36,898
Mortgage backed – U.S. Gov’t agencies	885	19	—	904
Total Securities Held to Maturity	$49,192	$2,114	$—	$51,306

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

The amortized cost and fair value of securities at June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,602	$4,617	$4,380	$4,414
Due after one year through five years	20,830	21,384	77,068	79,684
Due after five years through ten years	14,472	15,497	93,637	96,257
Due after ten years	9,288	9,808	23,407	23,486
Total securities	$49,192	$51,306	$198,492	$203,841

Proceeds from sales of securities available for sale were $20.1 million and $15.6 million during the three months ended June 30, 2016 and 2015, respectively, and $71.5 million and $56.2 million during the six months ended June 30, 2016 and 2015, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gross realized gains	$278	$122	$1,032	$575
Gross realized losses	(17)	(130)	(512)	(286)
Net securities gains	$261	$(8)	$520	$289

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2016 and 2015.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$10,505	$(76)	$19,901	$(403)	$30,406	$(479)
State, county and municipal	1,075	(9)	4,986	(285)	6,061	(294)
Corporate and other bonds	3,450	(218)	8,800	(483)	12,250	(701)
Mortgage backed – U.S. Gov’t agencies	-	-	1,996	(1)	1,996	(1)
Mortgage backed – U.S. Gov’t sponsored agencies	2,331	(41)	157	(2)	2,488	(43)
Total	$17,361	$(344)	$35,840	$(1,174)	$53,201	$(1,518)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$20,408	$(84)	$28,063	$(576)	$48,471	$(660)
U.S. Gov’t sponsored agencies	742	(14)	-	-	742	(14)
State, county and municipal	23,733	(252)	10,270	(615)	34,003	(867)
Corporate and other bonds	8,996	(669)	3,290	(42)	12,286	(711)
Mortgage backed – U.S. Gov’t agencies	6,386	(88)	1,919	(79)	8,305	(167)
Mortgage backed – U.S. Gov’t sponsored agencies	24,129	(360)	175	(2)	24,304	(362)
Total	$84,394	$(1,467)	$43,717	$(1,314)	$128,111	$(2,781)

Securities Held to Maturity
State, county and municipal	$3,889	$(35)	$-	$-	$3,889	$(35)

The unrealized losses (impairments) in the investment portfolio at June 30, 2016 and December 31, 2015 are generally a result of market fluctuations that occur daily. The unrealized losses are from 55 securities at June 30, 2016. Of those, 35 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty investment grade corporate and other bond obligations comprise the remaining securities with unrealized losses at June 30, 2016. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $71.4 million and $88.7 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits as required or permitted by law and a line of credit at the Federal Reserve discount window. At each of June 30, 2016 and December 31, 2015, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at June 30, 2016 and December 31, 2015 were comprised of the following (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$204,639	26.07%	$194,576	25.99%
Commercial	325,394	41.45	317,955	42.47
Construction and land development	79,826	10.17	67,408	9.00
Second mortgages	8,212	1.05	8,378	1.12
Multifamily	44,585	5.68	45,389	6.06
Agriculture	7,988	1.02	6,238	0.83
Total real estate loans	670,644	85.44	639,944	85.47
Commercial loans	107,953	13.75	102,507	13.69
Consumer installment loans	5,125	0.65	4,928	0.66
All other loans	1,294	0.16	1,345	0.18
Total loans	$785,016	100.00%	$748,724	100.00%

The Company held $15.0 million and $13.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2016 and December 31, 2015, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included a purchase premium of $731,000 and $586,000 at June 30, 2016 and December 31, 2015, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At June 30, 2016 and December 31, 2015, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on historical loan loss experience, economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of June 30, 2016 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,011	$2,608	$229
Commercial	348	513	50
Construction and land development	5,556	7,193	771
Total real estate loans	7,915	10,314	1,050
Commercial loans	54	54	8
Consumer installment loans	83	91	11
Subtotal impaired loans with a valuation allowance	8,052	10,459	1,069
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,965	2,129	—
Commercial	1,354	1,742	—
Construction and land development	149	182	—
Second mortgages	135	135	—
Total real estate loans	3,603	4,188	—
Subtotal impaired loans without a valuation allowance	3,603	4,188	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,976	4,737	229
Commercial	1,702	2,255	50
Construction and land development	5,705	7,375	771
Second mortgages	135	135	—
Total real estate loans	11,518	14,502	1,050
Commercial loans	54	54	8
Consumer installment loans	83	91	11
Total impaired loans	$11,655	$14,647	$1,069

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2015 (dollars in thousands):

With an allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
Mortgage loans on real estate:
Residential 1-4 family	$2,777	$3,034	$414
Commercial	205	407	35
Construction and land development	4,509	6,179	574
Second mortgages	13	14	2
Total real estate loans	7,504	9,634	1,025
Consumer installment loans	78	84	14
Subtotal impaired loans with a valuation allowance	7,582	9,718	1,039
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	1,785	2,260	—
Commercial	1,303	1,500	—
Total real estate loans	3,088	3,760	—
Subtotal impaired loans without a valuation allowance	3,088	3,760	—
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,562	5,294	414
Commercial	1,508	1,907	35
Construction and land development	4,509	6,179	574
Second mortgages	13	14	2
Total real estate loans	10,592	13,394	1,025
Consumer installment loans	78	84	14
Total impaired loans	$10,670	$13,478	$1,039

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Mortgage loans on real estate:
Residential 1-4 family	$4,166	$3,475	$4,269	$3,617
Commercial	1,751	1,786	1,605	1,232
Construction and land development	5,101	4,750	5,107	4,917
Second mortgages	142	61	74	61
Total real estate loans	11,160	10,072	11,055	9,827
Commercial loans	54	3,706	27	3,762
Consumer installment loans	82	87	81	103
Total impaired loans	$11,296	$13,865	$11,163	$13,692

During each of the three and six months ended June 30, 2016 and 2015, all of the impaired loans were also nonaccruing for which no interest income was recognized.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and six months ended June 30, 2016. Cash basis income of $260,000 and $465,000 was recognized during the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2016, and 2015, estimated interest income of $219,000 and $225,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2016, and 2015, estimated interest income of $409,000 and $420,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$632	$3,976	$4,608	$200,031	$204,639
Commercial	310	1,702	2,012	323,382	325,394
Construction and land development	—	5,705	5,705	74,121	79,826
Second mortgages	25	135	160	8,052	8,212
Multifamily	—	—	—	44,585	44,585
Agriculture	—	—	—	7,988	7,988
Total real estate loans	967	11,518	12,485	658,159	670,644
Commercial loans	235	54	289	107,664	107,953
Consumer installment loans	23	83	106	5,019	5,125
All other loans	34	—	34	1,260	1,294
Total loans	$1,259	$11,655	$12,914	$772,102	$785,016

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$811	$4,562	$5,373	$189,203	$194,576
Commercial	1,471	1,508	2,979	314,976	317,955
Construction and land development	51	4,509	4,560	62,848	67,408
Second mortgages	135	13	148	8,230	8,378
Multifamily	—	—	—	45,389	45,389
Agriculture	—	—	—	6,238	6,238
Total real estate loans	2,468	10,592	13,060	626,884	639,944
Commercial loans	16	—	16	102,491	102,507
Consumer installment loans	10	78	88	4,840	4,928
All other loans	33	—	33	1,312	1,345
Total loans	$2,527	$10,670	$13,197	$735,527	$748,724

Activity in the allowance for loan losses on loans by segment for the three and six months ended June 30, 2016 and 2015 is presented in the following tables (dollars in thousands):

	Three months ended June 30, 2016
	March 31, 2016	Provision Allocation	Charge-offs	Recoveries	June 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,711	$50	$(305)	$14	$2,470
Commercial	3,524	145	(75)	17	3,611
Construction and land development	1,684	(98)	—	1	1,587
Second mortgages	114	(68)	—	1	47
Multifamily	362	(63)	—	—	299
Agriculture	16	10	—	—	26
Total real estate loans	8,411	(24)	(380)	33	8,040
Commercial loans	1,084	186	—	10	1,280
Consumer installment loans	92	34	(34)	11	103
All other loans	7	4	—	—	11
Total loans	$9,594	$200	$(414)	$54	$9,434

	Three months ended June 30, 2015
	March 31, 2015	Provision Allocation	Charge-offs	Recoveries	June 30, 2015
Mortgage loans on real estate:
Residential 1-4 family	$2,861	$743	$—	$8	$3,612
Commercial	2,571	979	—	9	3,559
Construction and land development	1,503	584	(455)	7	1,639
Second mortgages	55	(90)	—	91	56
Multifamily	175	76	—	—	251
Agriculture	70	7	—	—	77
Total real estate loans	7,235	2,299	(455)	115	9,194
Commercial loans	1,650	(2,291)	—	1,202	561
Consumer installment loans	97	(10)	(34)	25	78
All other loans	29	2	—	—	31
Total loans	$9,011	$—	$(489)	$1,342	$9,864

	Six months ended June 30, 2016
	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	June 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$3,041	$(357)	$(325)	$111	$2,470
Commercial	4,022	(328)	(112)	29	3,611
Construction and land development	1,353	232	—	2	1,587
Second mortgages	103	(62)	—	6	47
Multifamily	178	121	—	—	299
Agriculture	27	(1)	—	—	26
Total real estate loans	8,724	(395)	(437)	148	8,040
Commercial loans	727	542	—	11	1,280
Consumer installment loans	97	53	(116)	69	103
All other loans	11	—	—	—	11
Total loans	$9,559	$200	$(553)	$228	$9,434

	Six months ended June 30, 2015
	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	June 30, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$755	$(300)	$57	$3,612
Commercial	2,618	926	—	15	3,559
Construction and land development	1,930	146	(455)	18	1,639
Second mortgages	63	(100)	—	93	56
Multifamily	136	115	—	—	251
Agriculture	66	11	—	—	77
Total real estate loans	7,913	1,853	(755)	183	9,194
Commercial loans	1,242	(1,889)	—	1,208	561
Consumer installment loans	85	32	(96)	57	78
All other loans	27	4	—	—	31
Total loans	$9,267	$—	$(851)	$1,448	$9,864

The Company recorded a $200,000 provision for loan losses for the three and six months ended June 30, 2016 as additional general reserves to support current period loan growth.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$289	$2,181	$2,470	$5,760	$198,879	$204,639
Commercial	77	3,534	3,611	6,353	319,041	325,394
Construction and land development	771	816	1,587	5,705	74,121	79,826
Second mortgages	—	47	47	135	8,077	8,212
Multifamily	—	299	299	—	44,585	44,585
Agriculture	—	26	26	—	7,988	7,988
Total real estate loans	1,137	6,903	8,040	17,953	652,691	670,644
Commercial loans	8	1,272	1,280	95	107,858	107,953
Consumer installment loans	12	91	103	327	4,798	5,125
All other loans	—	11	11	—	1,294	1,294
Total loans	$1,157	$8,277	$9,434	$18,375	$766,641	$785,016

	December 31, 2015
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment (1)	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$450	$2,591	$3,041	$6,972	$187,604	$194,576
Commercial	55	3,967	4,022	6,362	311,593	317,955
Construction and land development	564	789	1,353	4,509	62,899	67,408
Second mortgages	2	101	103	13	8,365	8,378
Multifamily	—	178	178	—	45,389	45,389
Agriculture	—	27	27	—	6,238	6,238
Total real estate loans	1,071	7,653	8,724	17,856	622,088	639,944
Commercial loans	—	727	727	58	102,449	102,507
Consumer installment loans	12	85	97	78	4,850	4,928
All other loans	—	11	11	—	1,345	1,345
Total loans	$1,083	$8,476	$9,559	$17,992	$730,732	$748,724

 (1) The category “Individually Evaluated for Impairment” includes loans individually evaluated for impairment and determined not to be impaired. These loans totalled $6.7 million and $7.3 million at June 30, 2016 and December 31, 2015, respectively. The allowance for loan losses allocated to these loans was $88,000 and $44,000 at June 30, 2016 and December 31, 2015, respectively.

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $15.0 million and $13.4 million at June 30, 2016 and December 31, 2015, respectively.

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

The following tables present the composition of loans by credit quality indicator at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$193,784	$6,474	$4,381	$—	$204,639
Commercial	318,883	3,188	3,323	—	325,394
Construction and land development	73,901	220	5,705	—	79,826
Second mortgages	7,551	526	135	—	8,212
Multifamily	37,059	7,526	—	—	44,585
Agriculture	7,866	122	—	—	7,988
Total real estate loans	639,044	18,056	13,544	—	670,644
Commercial loans	104,903	2,955	95	—	107,953
Consumer installment loans	5,021	21	83	—	5,125
All other loans	1,294	—	—	—	1,294
Total loans	$750,262	$21,032	$13,722	$—	$785,016

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$182,394	$6,612	$5,570	$—	$194,576
Commercial	306,267	8,520	3,168	—	317,955
Construction and land development	62,391	434	4,583	—	67,408
Second mortgages	7,126	1,239	13	—	8,378
Multifamily	45,389	—	—	—	45,389
Agriculture	6,113	125	—	—	6,238
Total real estate loans	609,680	16,930	13,334	—	639,944
Commercial loans	98,159	4,290	58	—	102,507
Consumer installment loans	4,593	256	79	—	4,928
All other loans	1,345	—	—	—	1,345
Total loans	$713,777	$21,476	$13,471	$—	$748,724

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 18 and 19 loans that met the definition of a TDR at June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms for this loan, which had a pre- and post-modification balance of $81,000 and $97,000, respectively. During the six months ended June 30, 2016, the Company modified one residential 1-4 family loan and one consumer installment loan that was considered to be a TDR. The Company extended the terms for the residential 1-4 family loan, which had a pre- and post-modification balance of $81,000 and $97,000, respectively. The Company extended the terms and lowered the interest rate for the consumer installment loan, which had a pre- and post-modification balance of $248,000.

During the three and six months ended June 30, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and six months ended June 30, 2016 and 2015.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2016, the Company had 1-4 family mortgages in the amount of $149.5 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $134.9 million.

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

As of June 30, 2016 and December 31, 2015, the outstanding contractual balance of the PCI loans was $85.4 million and $91.3 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$49,264	89.95%	$52,696	89.38%
Commercial	705	1.29	850	1.44
Construction and land development	2,029	3.71	2,310	3.92
Second mortgages	2,494	4.55	2,822	4.79
Multifamily	274	0.50	277	0.47
Total real estate loans	54,766	100.00	58,955	100.00
Total PCI loans	$54,766	100.00%	$58,955	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and six months ended June 30, 2016 and 2015.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$484	$49,264	$484	$52,696
Commercial	—	705	—	850
Construction and land development	—	2,029	—	2,310
Second mortgages	—	2,494	—	2,822
Multifamily	—	274	—	277
Total real estate loans	484	54,766	484	58,955
Total PCI loans	$484	$54,766	$484	$58,955

The change in the accretable yield balance for the six months ended June 30, 2016 and the year ended December 31, 2015, is as follows (dollars in thousands):

Balance, January 1, 2015	$51,082
Accretion	(7,811)
Reclassification from nonaccretable yield	5,857
Balance, December 31, 2015	49,128
Accretion	(3,132)
Reclassification from nonaccretable yield	3,805
Balance, June 30, 2016	$49,801

The PCI loans were not classified as nonperforming assets as of June 30, 2016, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015

Residential 1-4 family	$968	$1,407
Commercial	643	634
Construction and land development	3,287	3,449
Total other real estate owned	$4,898	$5,490

At June 30, 2016, the Company had $1.6 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015

NOW	$133,362	$128,761
MMDA	107,067	108,810
Savings	85,063	84,047
Time deposits less than or equal to $250,000	402,434	409,085
Time deposits over $250,000	113,411	118,600
Total interest bearing deposits	$841,337	$849,303

Note 7. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$2,617	$(901)	$(493)	$1,223
Other comprehensive income before reclassifications	1,085	-	(85)	1,000
Amounts reclassified from AOCI	(172)	-	-	(172)
Net current period other comprehensive income (loss)	913	-	(85)	828
Ending balance	$3,530	$(901)	$(578)	$2,051

	Three months ended June 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$2,427	$(811)	$(226)	$1,390
Other comprehensive income before reclassifications	(2,624)	-	142	(2,482)
Amounts reclassified from AOCI	5	-	-	5
Net current period other comprehensive (loss) income	(2,619)	-	142	(2,477)
Ending balance	$(192)	$(811)	$(84)	$(1,087)

	Six months ended June 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive income before reclassifications	3,430	-	(447)	2,983
Amounts reclassified from AOCI	(343)	-	-	(343)
Net current period other comprehensive income (loss)	3,087	-	(447)	2,640
Ending balance	$3,530	$(901)	$(578)	$2,051

	Six months ended June 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain/Loss on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive income before reclassifications	(1,453)	-	(107)	(1,560)
Amounts reclassified from AOCI	(191)	-	-	(191)
Net current period other comprehensive (loss) income	(1,644)	-	(107)	(1,751)
Ending balance	$(192)	$(811)	$(84)	$(1,087)

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	June 30, 2016	June 30, 2015
Unrealized (gain) loss on securities available for sale	$(261)	$8	Gain (loss) on securities transactions, net
	89	(3)	Income tax expense
	$(172)	$5	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Six months ended
	June 30, 2016	June 30, 2015
Unrealized (gain) loss on securities available for sale	$(520)	$(289)	Gain (loss) on securities transactions, net
	177	98	Income tax expense
	$(343)	$(191)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2016.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$37,518	$31,722	$5,796	$-
U.S. Gov’t sponsored agencies	2,000	2,000	-	-
State, county and municipal	129,108	1,126	127,982	-
Corporate and other bonds	13,523	-	13,523	-
Mortgage backed – U.S. Gov’t agencies	5,240	-	5,240	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,452	-	16,452	-
Total investment securities available for sale	203,841	34,848	168,993	-
Total assets at fair value	$203,841	$34,848	$168,993	$-
Cash flow hedge	$(875)	$-	$(875)	$-
Total liabilities at fair value	$(875)	$-	$(875)	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$49,941	$39,748	$10,193	$-
U.S. Gov’t sponsored agencies	742	-	742	-
State, county and municipal	141,498	687	140,811	-
Corporate and other bonds	14,296	-	14,296	-
Mortgage backed – U.S. Gov’t agencies	8,496	-	8,496	-
Mortgage backed – U.S. Gov’t sponsored agencies	28,297	-	28,297	-
Total investment securities available for sale	243,270	40,435	202,835	-
Total assets at fair value	$243,270	$40,435	$202,835	$-
Cash flow hedge	$(199)	$-	$(199)	$-
Total liabilities at fair value	$(199)	$-	$(199)	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,474	$—	$1,456	$8,018
Other real estate owned	4,898	—	31	4,867
Total assets at fair value	$14,372	$—	$1,487	$12,885
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,737	$—	$1,982	$6,755
Bank premises held for sale	110	—	—	110
Other real estate owned	5,490	—	31	5,459
Total assets at fair value	$14,337	$—	$2,013	$12,324
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2016 and December 31, 2015, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$49,192	$51,306	$—	$51,306	$—
Loans, net of allowance	775,582	777,957	—	769,939	8,018
PCI loans, net of allowance	54,282	63,048	—	—	63,048

Financial liabilities:
Interest bearing deposits	841,337	842,217	—	842,217	—
Long-term borrowings	102,204	102,368	—	102,368	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,478	$37,611	$—	$37,611	$—
Loans, net of allowance	739,165	739,367	—	733,026	6,341
PCI loans, net of allowance	58,471	62,902	—	—	62,902

Financial liabilities:
Interest bearing deposits	849,303	850,770	—	850,770	—
Long-term borrowings	105,455	105,476	—	105,476	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2016. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2016
Basic EPS	$2,318	21,897	$0.11
Effect of dilutive stock awards	—	142	—
Diluted EPS	$2,318	22,039	$0.11

For the three months ended June 30, 2015
Basic EPS	$1,693	21,821	$0.08
Effect of dilutive stock awards	—	137	—
Diluted EPS	$1,693	21,958	$0.08

For the six months ended June 30, 2016
Basic EPS	$4,738	21,885	$0.22
Effect of dilutive stock awards	—	195	—
Diluted EPS	$4,738	22,080	$0.22

For the six months ended June 30, 2015
Basic EPS	$3,005	21,810	$0.14
Effect of dilutive stock awards	—	184	—
Diluted EPS	$3,005	21,994	$0.14

Antidilutive common shares issuable under awards or options of 259,000 were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2016. There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and six months ended June 30, 2015.

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

The following table provides the components of net periodic benefit cost for the plan for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Interest cost	$47	$47	$95	$95
Expected return on plan assets	(81)	(88)	(163)	(177)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	13	11	26	22
Recognized net loss due to settlement	59	—	72	—
Net periodic benefit cost	$39	$(29)	$32	$(58)

In accordance with FASB ASC 715, Compensation-Retirement Benefits, settlement accounting is triggered when lump sum payments to plan participants exceed the sum of the plan’s service cost and interest cost for the year. The impact of settlement accounting is that a percentage of any outstanding losses that the plan is currently amortizing must be recognized immediately.  This percentage is calculated as the ratio of lump sums paid to the total liability for the plan.

During the first quarter of 2016, settlement accounting was triggered and thus created a net loss due to settlement of $52,000 to be amortized during 2016. In May 2016, additional lump sum payments increased this loss by $182,000 for a total of $234,000 to be amortized during 2016.

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $850,000 and $440,000 of cash pledged as collateral as of June 30, 2016 and December 31, 2015, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and six months ended June 30, 2016 and 2015. The fair value of the Company’s cash flow hedge was an unrealized loss of $875,000 and $199,000 at June 30, 2016 and December 31, 2015, respectively, and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income net of associated tax effects.

Note 12. Branch Sale

On March 18, 2016, the Company sold its branch office in Catonsville, Maryland to JP Properties for a purchase price of $160,000. The Company closed the office on March 4, 2016. Loans and deposits are being serviced by the Company’s Rosedale branch office.

The Catonsville branch office was classified as held for sale at December 31, 2015 at an estimated fair market value of $110,000. After closing costs of $14,000, the Company recognized a gain of $36,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2016 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2016 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three and six months ended June 30, 2016 and 2015. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state taxes. All years from 2012 through 2015 are open to examination by the respective tax authorities.

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

RESULTS OF OPERATIONS

Overview

Net income was $2.3 million for the second quarter of 2016, compared with $1.7 million in the second quarter of 2015. Earnings per common share, basic and fully diluted, were $0.11 per share and $0.08 per share for the three months ended June 30, 2016 and 2015, respectively.

The increase of $625,000 in net income when comparing the second quarter of 2016 with the same period in 2015 was driven by a $1.2 million decline in total noninterest expense. In September 2015, the Company and the FDIC mutually terminated their shared-loss agreements, which resulted in the elimination of FDIC indemnification amortization expense in future periods, which was $1.2 million in the second quarter of 2015. Also improving in the second quarter of 2016 versus the same period in 2015 was noninterest income, which increased $189,000, or 15.7%. Offsetting this improvement was a decrease of $230,000 in net interest income, the result of lower securities balances and margin pressure. Also affecting net income was an increase in the effective tax rate, due to higher taxable income, from 23.9% to 27.5% year-over-year.

Net income was $4.7 million for the six months ended June 30, 2016 compared with $3.0 million for the first half of 2015. The increase in net income was the result of a decline of $2.7 million in noninterest expenses, driven by the elimination of the FDIC indemnification asset amortization, which was $0 for the first two quarters of 2016 and $2.4 million for the same period in 2015. Offsetting the increase in net income was an increase in the effective tax rate from 22.7% to 28.2%. Fully diluted earnings per common share were $0.22 for the six months ended June 30, 2016 compared with $0.14 for the same period in 2015. This represents an increase of 50.0%. Basic earnings per share were $0.22 for the six month period versus $0.14 for the same period in 2015, an increase of 57.1%.

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

Net interest income decreased $230,000, or 2.2%, from the second quarter of 2015 to the second quarter of 2016 and was $10.2 million. The yield on earning assets of 4.51% in the second quarter of 2016 declined from 4.78% for the second quarter of 2015. The yields for the second quarter and six months of 2015 were positively influenced by cash payments on previously written down ADC pools in the PCI portfolio. Interest income decreased $200,000, or 1.6%, over this time period. The average balance of loans, excluding PCI loans, increased $92.7 million, or 13.6%, from $681.9 million in the second quarter of 2015 to $774.6 million in the second quarter of 2016. Interest income on securities on a tax equivalent basis decreased by $182,000, year-over-year, from $2.2 million in the second quarter of 2015 to $2.0 million in the second quarter of 2016. Interest and fees on PCI loans decreased by $862,000 year-over-year and was $1.6 million for the second quarter of 2016. The yield on the PCI portfolio was 11.2% in the second quarter of 2016, down from 15.0% in the second quarter of 2015. The average balance of the PCI portfolio declined $9.0 million during the year-over-year comparison period.

Interest expense increased $30,000, or 1.6%, when comparing the second quarter of 2015 and the second quarter of 2016. Interest expense on deposits increased $51,000, or 3.4%, as the average balance of interest bearing deposits increased $3.2 million, or 0.4%. Overall, the Bank’s cost of interest bearing liabilities remained the same as the second quarter of 2015. While average interest bearing deposit costs increased from 0.71% in the second quarter of 2015 to 0.73% in the second quarter of 2016, there was a decline in the cost of FHLB and other borrowings from 1.26% to 1.17%, thus offsetting higher deposit costs.

The tax equivalent net interest margin declined 25 basis points from 4.07% in the second quarter of 2015 to 3.82% in the second quarter of 2016. Likewise, the interest spread decreased from 3.98% to 3.71% over the same time period.  The decline in the margin was precipitated by a reduction in earning asset yields of 27 basis points.

For the first half of 2016, net interest income increased $98,000, or 0.48%, and was $20.3 million. The yield on earning assets of 4.52% compared with 4.70% for the first six months of 2015. Interest and fees on loans of $17.4 million in the first two quarters of 2016 was an increase of $1.7 million compared with $15.8 million for the same period in 2015. Interest and fees on PCI loans declined $1.3 million over this same time frame. Of that decline, $475,000 was related to cash payments on ADC loans related to pools previously written down to a zero carrying value received in the first half of 2015 versus no such payments in the first half of 2016. Securities income declined $146,000 for the first six months of 2016 compared with the same period in 2015. However, on a tax-equivalent basis, income on securities declined only $52,000 as a result of interest income on bank-qualified municipal securities.

Interest expense of $3.8 million represented an increase of $90,000 in the first six months of 2016 compared with the same period in 2015. Total average interest bearing liabilities increased only 1.3%, or $11.7 million, as loan growth has been fueled by an average balance increase of 20.7%, or $18.2 million, in noninterest bearing deposits and by a decline of $22.1 million in securities.

The tax equivalent net interest margin was 3.82% for the first six months of 2016 versus 3.98% for the first six months of 2015. The net interest spread was 3.71% for the first six months of 2016 versus 3.90% for the first six months of 2015.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2016 and 2015. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended June 30, 2016			Three months ended June 30, 2015
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$774,553	$8,873	4.59%	$681,891	$8,017	4.72%
Purchased credit impaired (PCI) loans	55,780	1,556	11.19	64,790	2,418	14.97
Total loans	830,333	10,429	5.04	746,681	10,435	5.61
Interest bearing bank balances	13,338	23	0.71	20,874	17	0.33
Federal funds sold	-	-	-	3,473	1	0.10
Securities (taxable)	178,915	1,124	2.51	212,681	1,355	2.55
Securities (tax exempt)	81,205	844	4.16	74,762	795	4.25
Total earning assets	1,103,791	12,420	4.51	1,058,471	12,603	4.78
Allowance for loan losses	(10,014)			(9,732)
Non-earning assets	84,859			99,028
Total assets	$1,178,636			$1,147,767

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$234,051	152	0.26%	$225,643	169	0.30%
Savings	84,508	55	0.26	84,576	66	0.31
Time deposits	520,207	1,329	1.02	525,372	1,251	0.96
Total deposits	838,766	1,537	0.73	835,591	1,486	0.71
Short-term borrowings	1,405	3	0.92	283	-	0.62
FHLB and other borrowings	103,883	302	1.17	95,437	300	1.26
Long-term debt	4,862	58	4.75	8,069	84	4.11
Total interest bearing liabilities	948,916	1,900	0.80	939,380	1,870	0.80
Noninterest bearing deposits	113,777			93,623
Other liabilities	5,076			4,061
Total liabilities	1,067,769			1,037,064
Shareholders' equity	110,867			110,703

Total liabilities and shareholders' equity	$1,178,636			$1,147,767
Net interest earnings		$10,520			$10,733
Interest spread			3.71%			3.98%
Net interest margin			3.82%			4.07%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Six months ended June 30, 2016			Six months ended June 30, 2015
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$764,093	$17,426	4.57%	$674,719	$15,764	4.71%
Purchased credit impaired (PCI) loans	56,820	3,155	11.14	65,934	4,491	13.74
Total loans	820,913	20,581	5.03	740,653	20,255	5.51
Interest bearing bank balances	11,665	44	0.77	18,137	34	0.38
Federal funds sold	-	-	-	3,735	2	0.10
Securities (taxable)	181,788	2,395	2.63	219,311	2,723	2.48
Securities (tax exempt)	83,631	1,744	4.17	68,177	1,468	4.31
Total earning assets	1,097,997	24,764	4.52	1,050,013	24,482	4.70
Allowance for loan losses	(10,046)			(9,713)
Non-earning assets	83,344			100,882
Total assets	$1,171,295			$1,141,182

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$232,356	325	0.28%	$223,518	323	0.29%
Savings	83,818	118	0.28	82,116	126	0.31
Time deposits	523,337	2,645	1.01	526,042	2,485	0.95
Total deposits	839,511	3,088	0.74	831,676	2,934	0.71
Short-term borrowings	2,102	8	0.80	904	2	0.54
FHLB and other borrowings	103,949	608	1.17	97,959	623	1.28
Long-term debt	5,264	121	4.54	8,560	176	4.09
Total interest bearing liabilities	950,826	3,825	0.81	939,099	3,735	0.80
Noninterest bearing deposits	106,282			88,065
Other liabilities	5,067			4,152
Total liabilities	1,062,175			1,031,316
Shareholders' equity	109,120			109,866

Total liabilities and shareholders' equity	$1,171,295			$1,141,182
Net interest earnings		$20,939			$20,747
Interest spread			3.71%			3.90%
Net interest margin			3.82%			3.98%

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

The Company recorded a $200,000 provision for loan losses for the three and six months ended June 30, 2016.  There was no provision for loan losses for the three and six months ended June 30, 2015. Likewise, there was no provision for loan losses on the PCI loan portfolio during the three and six months ended June 30, 2016 and 2015, respectively. The provision for loan losses booked in the second quarter of 2016 supported general reserves following loan growth of $19.5 million during the quarter. During the other periods, the absence of a provision was the direct result of minimal charge-offs and the ongoing stabilization of asset quality. Additional discussion of loan quality is presented below.

There were net charge-offs of $360,000 in the second quarter of 2016, compared with net recoveries of $853,000 in the second quarter of 2015.  Total charge-offs for the second quarter of 2016 were $414,000 compared with $489,000 in the second quarter of 2015.  Recoveries of previously charged-off loans were $54,000 for the second quarter of 2016 compared with $1.3 million in the second quarter of 2015. In the second quarter of 2015, there was a $1.2 million recovery related to a large commercial relationship.

There were net charge-offs of $325,000 for the six months ended June 30, 2016, compared with net recoveries of $597,000 for the six months ended June 30, 2015.  Total charge-offs for the six months ended June 30, 2016 were $553,000 compared with $851,000 for the six months ended June 30, 2015.  Recoveries of previously charged-off loans were $228,000 for the six months ended June 30, 2016 compared with $1.4 million for the six months ended June 30, 2015.

Noninterest Income

Noninterest income increased $189,000, or 15.7%, from the second quarter of 2015 to the second quarter of 2016. Gains on securities transactions were $261,000 in the second quarter of 2016 compared with losses of $8,000 in the second quarter of 2015. Securities were liquidated during the second quarter of 2016, with gains taken, and the proceeds were converted into higher yielding loans. Service charges on deposit accounts increased by $42,000, or 7.5%, on a higher level of demand deposit accounts. Income on bank owned life insurance increased by $16,000 over the comparison period. Offsetting these increases were a decline of $88,000 in mortgage loan income and a decline of $27,000 in other noninterest income.

Noninterest income was $2.7 million for the first six months of 2016, an increase of $113,000, or 4.3%, over $2.6 million reported for the first six months of 2015. Securities gains of $520,000 in the first two quarters of 2016 compared with $289,000 for the same period in 2015. Likewise, service charges on deposit accounts increased by $83,000 and were $1.2 million for the first six months of 2016. Offsetting these increases were declines of $87,000 in other noninterest income, which was $289,000, and $63,000 in mortgage loan income, which was $347,000.

As of August 31, 2016, the Bank will cease operating its wholesale mortgage division. While mortgage loan income will decline starting in the fourth quarter of 2016, there will be a very similar decline in salaries and employee benefits.

Noninterest Expense

Noninterest expense decreased $1.2 million, or 12.9%, when comparing the second quarter of 2016 to the same period in 2015. Amortization expense related to the FDIC indemnification asset was $1.2 million in the second quarter of 2015 and $0 in the current quarter as a result of the termination of the shared-loss agreement. OREO expenses declined by $152,000. Other operating expenses decreased $103,000. Offsetting these improvements was an increase year-over-year in salaries and employee benefits of $155,000, or 3.5%, due to an increase in the number of full-time equivalent employees.

Noninterest expense were $16.3 million for the first six months of 2016, as compared with $19.0 million for the same period in 2015. This is a decrease of $2.7 million, or 14.2%. FDIC indemnification asset amortization was $0 for the period and $2.4 million for the 2015 comparison period. Other real estate expenses declined $339,000 as there was expense of $222,000 for the first six months of 2015 compared with a credit, the result of gains on the sale of other real estate, of $117,000 for 2016. There was also a meaningful decline of $220,000 in other operating expenses, mainly the result of improved credit expenses. Offsetting these improvements was an increase of $271,000 in salaries and employee benefits.

Income Taxes

Income tax expense was $881,000 for the three months ended June 30, 2016 compared with income tax expense of $533,000 for the second quarter of 2015. The effective tax rate for the second quarter of 2016 was 27.5% compared with 23.9% for the second quarter of 2015.

Income tax expense was $1.9 million for the six months ended June 30, 2016 compared with $884,000 for the same period in 2015. The effective tax rate was 28.2% and 22.7% for the six months ended June 30, 2016 and 2015, respectively. For 2016, the level of pre-tax income increased by 69.8% while the level of tax-exempt securities income increased only 18.8%, thus being the primary driver in the higher effective tax rate.

FINANCIAL CONDITION

General

Total assets increased $9.0 million, or 0.8%, to $1.190 billion at June 30, 2016 as compared with $1.181 billion at December 31, 2015. Total loans, excluding PCI loans, were $785.0 million at June 30, 2016, increasing $36.3 million, or 4.8%, from year end 2015.  Total PCI loans were $54.8 million at June 30, 2016 versus $59.0 million at year end 2015.

During the first six months of 2016, construction and land development loans grew $12.4 million, or 18.4%, residential 1-4 family loans grew $10.1 million, or 5.2%, commercial mortgage loans on real estate grew $7.4 million, or 2.3%, and commercial loans grew $5.4 million, or 5.3%.

The Company’s securities portfolio, excluding equity securities, declined $26.7 million, or 9.5%, from $279.7 million at December 31, 2015 to $253.0 million at June 30, 2016. Net realized gains of $520,000 were recognized during the first six months of 2016 through sales and call activity, as compared with $289,000 recognized during the first six months of 2015. The decline in the volume of securities was a strategic decision by management to let brokered funding mature and fund strong loan growth with normal securities amortization, call activity, sales and maturities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $203.8 million at June 30, 2016 and $243.3 million at December 31, 2015. At June 30, 2016, the Company had a net unrealized gain on the AFS portfolio of $5.3 million compared with a net unrealized gain of $671,000 at December 31, 2015. Municipal securities comprised 63.3% of the total AFS portfolio at June 30, 2016. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $18.2 million and $17.0 million at June 30, 2016 and December 31, 2015, respectively. There were federal funds purchased at June 30, 2016 of $12.3 million versus $18.9 million at December 31, 2015.

Interest bearing deposits at June 30, 2016 were $841.3 million, a decline of $8.0 million, or 0.9%, from $849.3 million at December 31, 2015. Time deposits less than or equal to $250,000 decreased $6.7 million, time deposits over $250,000 declined $5.2 million and MMDA balances declined $1.7 million during this period. Offsetting these decreases were increases in lower cost accounts. NOW account balances increased $4.6 million, or 3.6%, from December 31, 2015, while savings account balances increased $1.0 million.

FHLB advances were $94.3 million at June 30, 2016, compared with $95.7 million at December 31, 2015. Long term debt totaled $3.8 million at June 30, 2016, declining by $1.9 million, or 32.9%, since December 31, 2015. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company has paid down this debt by $6.9 million and the loan is scheduled to be fully paid on April 21, 2017.

Shareholders’ equity was $112.3 million at June 30, 2016 and $104.5 million at December 31, 2015. In September 2015, equity was reduced by the net loss generated in the quarter from the pre-tax write-off of $13.1 million from the termination of the FDIC shared-loss agreements. Shareholders’ equity increased $7.7 million, or 7.4%, from year end 2015 due to an increase in other comprehensive income related to net gains in the investment portfolio of $2.6 million and net income of $4.7 million in the first six months of 2016.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $16.6 million at June 30, 2016 and net charge-offs were $325,000 for the six months ended June 30, 2016. This compares with nonperforming assets of $16.2 million and net recoveries of $292,000 at and for the year ended December 31, 2015.

Nonperforming loans were $11.7 million at June 30, 2016, a $1.0 million increase from $10.7 million at December 31, 2015. The $1.0 million increase in nonperforming loans since December 31, 2015 was the net result of $2.2 million in additions to nonperforming loans and $1.2 million in reductions.  With respect to the reductions to nonperforming loans, $400,000 were payments to existing credits, $441,000 were charge-offs, $308,000 were loans returned to accruing status, and $96,000 were transferred to OREO.

The allowance for loan losses, excluding PCI, equaled 80.94% of nonaccrual loans at June 30, 2016 compared with 89.59% at December 31, 2015. The ratio of the allowance for loan losses to total nonperforming assets was 59.92% at June 30, 2016, compared with 62.15% at December 31, 2015.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 2.10% at June 30, 2016 versus 2.14% at December 31, 2015.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2016 and December 31, 2015, total impaired loans, excluding PCI loans, equaled $11.7 million and $10.7 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Nonaccrual loans	$11,655	$10,670
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	11,655	10,670
OREO	4,898	5,490
Total nonperforming assets	$16,553	$16,160

Accruing troubled debt restructure loans	$4,658	$4,596

Balances
Specific reserve on impaired loans	1,069	1,039
General reserve related to unimpaired loans	8,365	8,520
Total allowance for loan losses	9,434	9,559
Average loans during the year, net of unearned income	764,093	687,463

Impaired loans	11,655	10,670
Non-impaired loans	773,361	738,054
Total loans, net of unearned income	785,016	748,742

Ratios
Allowance for loan losses to loans, excluding PCI loans, to loans	1.20%	1.28%
Allowance for loan losses to nonperforming assets	59.92	62.15
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	80.94	89.59
General reserve to non-impaired loans	1.08	1.15
Nonaccrual loans to loans	1.48	1.43
Nonperforming assets to loans and OREO	2.10	2.14
Net charge-offs (recoveries) to average loans	0.09	(0.04)

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2016, the Company had 19 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Five of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at June 30, 2016 was $6.5 million, of which $1.9 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at June 30, 2016 and December 31, 2015 is below (dollars in thousands):

	June 30, 2016	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,976	$4,562
Commercial	1,702	1,508
Construction and land development	5,705	4,509
Second mortgages	135	13
Total real estate loans	11,518	10,592
Commercial loans	54	—
Consumer installment loans	83	78
Total loans	$11,655	$10,670

At June 30, 2016, the Company had nine construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2016 was $5.7 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all nine relationships was $771,000 at June 30, 2016, or 13.5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company orders an automated valuation for balances between $100,000 and $250,000 and uses a ratio analysis for balances less than $100,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 13.3% at June 30, 2016 compared with 13.2% at December 31, 2015. The tier 1 risk-based capital ratio was 12.3% at June 30, 2016 and 12.1% at December 31, 2015. The Company’s tier 1 leverage ratio was 9.7% at June 30, 2016 and 9.4% at December 31, 2015.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 11.8% at June 30, 2016 and 11.6% at December 31, 2015.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At June 30, 2016, the Company had a capital conservation buffer of 5.3%, well above the 2016 required buffer of 0.625%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Cash and due from banks	$9,215	$7,393
Interest bearing bank deposits	8,979	9,576
Available for sale securities, at fair value, unpledged	162,602	189,692
Total liquid assets	$180,796	$206,661

Deposits and other liabilities	$1,077,291	$1,076,070
Ratio of liquid assets to deposits and other liabilities	16.78%	19.21%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2016 and December 31, 2015, is as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit	$128,999	$106,099
Standby letters of credit	7,282	7,146
Total commitments with off-balance sheet risks	$136,281	$113,245

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

The fair value of the Company’s cash flow hedge was an unrealized loss of $875,000 and $199,000 at June 30, 2016 and December 31, 2015, respectively, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2016 (dollars in thousands):

	June 30, 2016
	%	$
Change in Yield curve
+400 bp	(3.2)	(1,266)
+300 bp	(2.7)	(1,066)
+200 bp	(1.8)	(714)
+100 bp	(1.0)	(407)
most likely	—	—
-100 bp	1.2	499
-200 bp	1.1	442
-300 bp	1.1	437
-400 bp	1.1	437

At June 30, 2016, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could decrease by 3.2%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could increase by 1.1%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2016

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2016

