Form 10-Q
period 2016-09-30
Community Bankers Trust Corp
filed 2016-11-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

At September 30, 2016, there were 21,947,466 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$11,667	$7,393
Interest bearing bank deposits	10,201	9,576
Federal funds sold	99	—
Total cash and cash equivalents	21,967	16,969

Securities available for sale, at fair value	193,895	243,270
Securities held to maturity, at cost (fair value of $47,362 and $37,611, respectively)	45,616	36,478
Equity securities, restricted, at cost	9,289	8,423
Total securities	248,800	288,171

Loans held for sale	—	2,101

Loans	811,798	748,724
Purchased credit impaired (PCI) loans	53,462	58,955
Total loans	865,260	807,679
Allowance for loan losses (loans of $9,480 and $9,559, respectively; PCI loans of $484 and $484, respectively)	(9,964)	(10,043)
Net loans	855,296	797,636

Bank premises and equipment, net	27,805	27,378
Bank premises and equipment held for sale	—	110
Other real estate owned	4,905	5,490
Bank owned life insurance	27,140	21,620
Core deposit intangibles, net	1,375	2,805
Other assets	16,943	18,277
Total assets	$1,204,231	$1,180,557

LIABILITIES
Deposits:
Noninterest bearing	$129,329	$96,216
Interest bearing	837,995	849,303
Total deposits	967,324	945,519

Federal funds purchased	—	18,921
Federal Home Loan Bank advances	109,082	95,656
Long-term debt	2,738	5,675
Trust preferred capital notes	4,124	4,124
Other liabilities	6,234	6,175
Total liabilities	1,089,502	1,076,070

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,947,466 and 21,866,944 shares issued and outstanding, respectively)	219	219
Additional paid in capital	146,504	145,907
Retained deficit	(33,854)	(41,050)
Accumulated other comprehensive income (loss)	1,860	(589)
Total shareholders’ equity	114,729	104,487
Total liabilities and shareholders’ equity	$1,204,231	$1,180,557

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest and dividend income
Interest and fees on loans	$9,156	$7,986	$26,582	$23,750
Interest and fees on PCI loans	1,549	1,730	4,704	6,221
Interest on federal funds sold	—	—	—	2
Interest on deposits in other banks	22	12	66	46
Interest and dividends on securities
Taxable	1,133	1,396	3,528	4,119
Nontaxable	547	599	1,698	1,568
Total interest and dividend income	12,407	11,723	36,578	35,706
Interest expense
Interest on deposits	1,550	1,523	4,638	4,457
Interest on borrowed funds	354	355	1,091	1,156
Total interest expense	1,904	1,878	5,729	5,613
Net interest income	10,503	9,845	30,849	30,093
Provision for loan losses	250	—	450	—
Net interest income after provision for loan losses	10,253	9,845	30,399	30,093
Noninterest income
Service charges on deposit accounts	617	583	1,785	1,668
Gain on securities transactions, net	88	74	608	363
Gain on sale of other loans, net	—	—	—	69
Income on bank owned life insurance	238	188	630	562
Mortgage loan income	252	230	599	640
Other	150	178	439	554
Total noninterest income	1,345	1,253	4,061	3,856
Noninterest expense
Salaries and employee benefits	4,676	4,803	13,848	13,704
Occupancy expenses	756	669	2,043	1,976
Equipment expenses	242	282	729	782
FDIC assessment	253	187	756	644
Data processing fees	410	401	1,230	1,255
FDIC indemnification asset amortization	—	13,803	—	16,195
Amortization of intangibles	477	477	1,430	1,431
Other real estate expense (income), net	28	858	(89)	1,080
Other operating expenses	1,436	1,549	4,591	4,924
Total noninterest expense	8,278	23,029	24,538	41,991
Income (loss) before income taxes	3,320	(11,931)	9,922	(8,042)
Income tax expense (benefit)	862	(4,215)	2,726	(3,331)
Net income (loss)	$2,458	$(7,716)	$7,196	$(4,711)
Net income (loss) per share — basic	$0.11	$(0.35)	$0.33	$(0.21)
Net income (loss) per share — diluted	$0.11	$(0.35)	$0.33	$(0.21)
Weighted average number of shares outstanding
Basic	21,935	21,835	21,902	21,819
Diluted	22,127	21,835	22,105	21,819

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$2,458	$(7,716)	$7,196	$(4,711)

Other comprehensive income (loss):
Unrealized gains on investment securities:
Change in unrealized (loss) gain in investment securities	(488)	2,571	4,710	371
Tax related to unrealized loss (gain) in investment securities	166	(873)	(1,601)	(126)
Reclassification adjustment for (gain) loss in securities sold	(88)	(74)	(608)	(363)
Tax related to realized gain (loss) in securities sold	30	25	206	123
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	286	(470)	(391)	(634)
Tax related to cash flow hedge	(97)	158	133	215
Total other comprehensive (loss) income	(191)	1,337	2,449	(414)
Total comprehensive income (loss)	$2,267	$(6,379)	$9,645	$(5,125)

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance January 1, 2015	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	56	—	197	—	—	197
Exercise and issuance of employee stock options	—	—	233	—	—	233
Net loss	—	—	—	(4,711)	—	(4,711)
Other comprehensive loss	—	—	—	—	(414)	(414)
Balance September 30, 2015	21,848	$218	$145,751	$(43,264)	$250	$102,955
Balance January 1, 2016	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	80	—	122	—	—	122
Exercise and issuance of employee stock options	—	—	475	—	—	475
Net income	—	—	—	7,196	—	7,196
Other comprehensive income	—	—	—	—	2,449	2,449
Balance September 30, 2016	21,947	$219	$146,504	$(33,854)	$1,860	$114,729

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(dollars in thousands)

	September 30, 2016	September 30, 2015
Operating activities:
Net income (loss)	$7,196	$(4,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	2,571	2,651
Stock-based compensation expense	426	350
Amortization of purchased loan premium	191	222
Provision for loan losses	450	—
Amortization of security premiums and accretion of discounts, net	1,307	1,942
Net gain on sale of securities	(608)	(363)
Net (gain) loss on sale and valuation of other real estate owned	(315)	1,010
Net gain on sale of loans	—	(69)
Originations of mortgages held for sale	(49,185)	(44,876)
Proceeds from sales of mortgages held for sale	51,286	44,403
Increase in bank owned life insurance investment	(520)	(462)
Loss on termination of FDIC shared-loss agreement	—	13,084
Changes in assets and liabilities:
Decrease (increase) in other assets	72	(1,408)
(Decrease) increase in accrued expenses and other liabilities	(277)	436
Net cash provided by operating activities	12,594	12,209

Investing activities:
Proceeds from available for sale securities	96,320	116,364
Proceeds from held to maturity securities	10,402	1,632
Redemption of equity securities	2,890	1,658
Purchase of available for sale securities	(43,494)	(110,605)
Purchase of held to maturity securities	(19,589)	(3,893)
Purchase of equity securities	(3,756)	(1,452)
Proceeds from sale of other real estate owned	1,851	2,572
Improvements of other real estate, net of insurance proceeds	(34)	(488)
Net increase in loans	(59,519)	(31,659)
Principal recoveries of loans previously charged off	272	1,494
Purchase of premises and equipment, net	(1,573)	(1,602)
Proceeds from termination of FDIC shared-loss agreement	—	3,100
Proceeds from sale of loans	—	3,380
Purchase of bank owned life insurance investment	(5,000)	—
Proceeds from sale of premises and equipment	145	—
Net cash used in investing activities	(21,085)	(19,499)

Financing activities:
Net increase in deposits	21,805	14,620
Net decrease in federal funds purchased	(18,921)	(13,542)
Net increase (decrease) in Federal Home Loan Bank borrowings	13,426	(557)
Proceeds from issuance of common stock	116	57
Payments on long-term debt	(2,937)	(3,204)
Net cash provided by (used in) financing activities	13,489	(2,626)

Net increase (decrease) in cash and cash equivalents	4,998	(9,916)

Cash and cash equivalents:
Beginning of the period	16,969	22,353
End of the period	$21,967	$12,437
Supplemental disclosures of cash flow information:
Interest paid	$5,787	$5,639
Income taxes paid	3,444	1,920
Transfers of loans to other real estate owned property	947	791
Transfers of building premises and equipment to held for sale	—	2,118

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 23 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2016, the statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2016 and the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2016. Results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	September 30, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$33,033	$39	$(443)	$32,629
State, county and municipal	118,620	5,875	(275)	124,220
Corporate and other bonds	15,784	45	(506)	15,323
Mortgage backed – U.S. Gov’t agencies	3,623	16	(21)	3,618
Mortgage backed – U.S. Gov’t sponsored agencies	18,062	127	(84)	18,105
Total Securities Available for Sale	$189,122	$6,102	$(1,329)	$193,895

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$1	$—	$10,001
State, county and municipal	34,770	1,734	(8)	36,496
Mortgage backed – U.S. Gov’t agencies	846	19	—	865
Total Securities Held to Maturity	$45,616	$1,754	$(8)	$47,362

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

The amortized cost and fair value of securities at September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,801	$10,812	$1,105	$1,108
Due after one year through five years	11,237	11,686	76,486	78,849
Due after five years through ten years	14,290	15,145	87,125	89,521
Due after ten years	9,288	9,719	24,406	24,417
Total securities	$45,616	$47,362	$189,122	$193,895

Proceeds from sales of securities available for sale were $22.2 million and $19.3 million during the three months ended September 30, 2016 and 2015, respectively, and $93.7 million and $75.5 million during the nine months ended September 30, 2016 and 2015, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross realized gains	$191	$95	$1,223	$670
Gross realized losses	(103)	(21)	(615)	(307)
Net securities gains	$88	$74	$608	$363

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2016 and 2015.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$1,616	$(6)	$25,685	$(437)	$27,301	$(443)
State, county and municipal	4,731	(35)	3,959	(240)	8,690	(275)
Corporate and other bonds	957	(5)	11,249	(501)	12,206	(506)
Mortgage backed – U.S. Gov’t agencies	-	-	1,976	(21)	1,976	(21)
Mortgage backed – U.S. Gov’t sponsored agencies	7,249	(82)	146	(2)	7,395	(84)
Total	$14,553	$(128)	$43,015	$(1,201)	$57,568	$(1,329)

Securities Held to Maturity
State, county and municipal	$668	$(8)	$-	$-	$668	$(8)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$20,408	$(84)	$28,063	$(576)	$48,471	$(660)
U.S. Gov’t sponsored agencies	742	(14)	-	-	742	(14)
State, county and municipal	23,733	(252)	10,270	(615)	34,003	(867)
Corporate and other bonds	8,996	(669)	3,290	(42)	12,286	(711)
Mortgage backed – U.S. Gov’t agencies	6,386	(88)	1,919	(79)	8,305	(167)
Mortgage backed – U.S. Gov’t sponsored agencies	24,129	(360)	175	(2)	24,304	(362)
Total	$84,394	$(1,467)	$43,717	$(1,314)	$128,111	$(2,781)

Securities Held to Maturity
State, county and municipal	$3,889	$(35)	$-	$-	$3,889	$(35)

The unrealized losses (impairments) in the investment portfolio at September 30, 2016 and December 31, 2015 are generally a result of market fluctuations that occur daily. The unrealized losses are from 63 securities at September 30, 2016. Of those, 43 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty investment grade corporate and other bond obligations comprise the remaining securities with unrealized losses at September 30, 2016. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $66.5 million and $88.7 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits as required or permitted by law and a line of credit at the Federal Reserve discount window. At each of September 30, 2016 and December 31, 2015, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at September 30, 2016 and December 31, 2015 were comprised of the following (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$207,422	25.55%	$194,576	25.99%
Commercial	331,120	40.79	317,955	42.47
Construction and land development	88,543	10.91	67,408	9.00
Second mortgages	8,378	1.03	8,378	1.12
Multifamily	43,137	5.31	45,389	6.06
Agriculture	7,910	0.98	6,238	0.83
Total real estate loans	686,510	84.57	639,944	85.47
Commercial loans	118,770	14.63	102,507	13.69
Consumer installment loans	5,226	0.64	4,928	0.66
All other loans	1,292	0.16	1,345	0.18
Total loans	$811,798	100.00%	$748,724	100.00%

The Company held $14.9 million and $13.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2016 and December 31, 2015, respectively. As these loans are 100% guaranteed by the USDA, no loan loss provision is required. These loan balances included a purchase premium of $681,000 and $586,000 at September 30, 2016 and December 31, 2015, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At September 30, 2016 and December 31, 2015, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on historical loan loss experience, economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of September 30, 2016 (dollars in thousands):

				Three months ended		Nine months ended
	September 30, 2016			September 30, 2016		September 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,843	$2,056	$—	$2,410	$5	$2,433	$13
Commercial	4,159	4,661	—	4,198	39	4,247	117
Construction and land development	—	—	—	—	—	—	—
Second mortgages	135	135	—	135	—	68	—
Total real estate loans	6,137	6,852	—	6,743	44	6,748	130
Commercial loans	—	—	—	—	—	—	—
Consumer installment loans	—	—	—	122	—	123	—
Subtotal impaired loans with no valuation allowance	6,137	6,852	—	6,865	44	6,871	130
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	3,267	3,714	335	2,825	15	3,113	46
Commercial	456	814	54	475	2	478	6
Construction and land development	5,684	7,350	764	5,694	—	5,098	—
Second mortgages	—	—	—	—	—	40	—
Total real estate loans	9,407	11,878	1,153	8,994	17	8,729	52
Commercial loans	53	53	7	54	—	40	—
Consumer installment loans	316	325	43	200	1	140	4
Subtotal impaired loans with a valuation allowance	9,776	12,256	1,203	9,248	18	8,909	56
Total:
Mortgage loans on real estate:
Residential 1-4 family	5,110	5,770	335	5,235	20	5,546	59
Commercial	4,615	5,475	54	4,673	41	4,725	123
Construction and land development	5,684	7,350	764	5,694	—	5,098	—
Second mortgages	135	135	—	135	—	108	—
Total real estate loans	15,544	18,730	1,153	15,737	61	15,477	182
Commercial loans	53	53	7	54	—	40	—
Consumer installment loans	316	325	43	322	1	263	4
Total impaired loans	$15,913	$19,108	$1,203	$16,113	$62	$15,780	$186

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2015 (dollars in thousands):

				Three months ended		Nine months ended
	December 31, 2015			September 30, 2015		September 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$2,749	$3,274	$—	$1,768	$11	$1,892	$34
Commercial	4,327	4,814	—	4,420	40	4,583	119
Construction and land development	—	—	—	197	—	186	—
Second mortgages	—	—	—	—	—	—	—
Total real estate loans	7,076	8,088	—	6,385	51	6,661	153
Commercial loans	—	—	—	—	—	—	—
Consumer installment loans	—	—	—	—	—	1	—
Subtotal impaired loans with no valuation allowance	7,076	8,088	—	6,385	51	6,662	153
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	3,215	3,619	490	3,895	7	3,314	21
Commercial	375	699	64	438	4	371	11
Construction and land development	4,508	6,179	574	4,435	—	4,587	—
Second mortgages	13	14	2	37	—	49	—
Total real estate loans	8,111	10,511	1,130	8,805	11	8,321	32
Commercial loans	—	—	—	2	—	3,734	—
Consumer installment loans	79	84	14	83	—	93	—
Subtotal impaired loans with a valuation allowance	8,190	10,595	1,144	8,890	11	12,148	32
Total:
Mortgage loans on real estate:
Residential 1-4 family	5,964	6,893	490	5,663	18	5,206	55
Commercial	4,702	5,513	64	4,858	44	4,954	130
Construction and land development	4,508	6,179	574	4,632	—	4,773	—
Second mortgages	13	14	2	37	—	49	—
Total real estate loans	15,187	18,599	1,130	15,190	62	14,982	185
Commercial loans	—	—	—	2	—	3734	—
Consumer installment loans	79	84	14	83	—	94	—
Total impaired loans	$15,266	$18,683	$1,144	$15,275	$62	$18,810	$185

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2016 and December 31, 2015, is set forth in the table below (dollars in thousands):

	September 30, 2016	December 31, 2015
Nonaccruals	$11,213	$10,670
Trouble debt restructures still accruing	4,700	4,596
Total impaired	$15,913	$15,266

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three months ended September 30, 2016 and 2015, and the nine months ended September 30, 2016. Cash basis income of $487,000 was recognized during the nine months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, estimated interest income of $198,000 and $224,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2016 and 2015, estimated interest income of $588,000 and $548,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$761	$3,665	$4,426	$202,996	$207,422
Commercial	1,791	1,599	3,390	327,730	331,120
Construction and land development	26	5,684	5,710	82,833	88,543
Second mortgages	13	135	148	8,230	8,378
Multifamily	5,256	—	5,256	37,881	43,137
Agriculture	—	—	—	7,910	7,910
Total real estate loans	7,847	11,083	18,930	667,580	686,510
Commercial loans	—	53	53	118,717	118,770
Consumer installment loans	3	77	80	5,146	5,226
All other loans	—	—	—	1,292	1,292
Total loans	$7,850	$11,213	$19,063	$792,735	$811,798

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$811	$4,562	$5,373	$189,203	$194,576
Commercial	1,471	1,508	2,979	314,976	317,955
Construction and land development	51	4,509	4,560	62,848	67,408
Second mortgages	135	13	148	8,230	8,378
Multifamily	—	—	—	45,389	45,389
Agriculture	—	—	—	6,238	6,238
Total real estate loans	2,468	10,592	13,060	626,884	639,944
Commercial loans	16	—	16	102,491	102,507
Consumer installment loans	10	78	88	4,840	4,928
All other loans	33	—	33	1,312	1,345
Total loans	$2,527	$10,670	$13,197	$735,527	$748,724

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2016 and 2015 is presented in the following tables (dollars in thousands):

	Three months ended September 30, 2016
	June 30, 2016	Provision Allocation	Charge-offs	Recoveries	September 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,470	$949	$(202)	$13	$3,230
Commercial	3,611	(721)	—	21	2,911
Construction and land development	1,587	(67)	(15)	1	1,506
Second mortgages	47	(15)	—	2	34
Multifamily	299	341	—	—	640
Agriculture	26	5	—	—	31
Total real estate loans	8,040	492	(217)	37	8,352
Commercial loans	1,280	(282)	—	—	998
Consumer installment loans	103	43	(31)	7	122
All other loans	11	(3)	—	—	8
Total loans	$9,434	$250	$(248)	$44	$9,480

	Three Months Ended September 30, 2015
	June 30, 2015	Provision Allocation	Charge-offs	Recoveries	September 30, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,612	$82	$(25)	$6	$3,675
Commercial	3,559	(432)	—	9	3,136
Construction and land development	1,639	195	(138)	1	1,697
Second mortgages	56	21	—	3	80
Multifamily	251	(59)	—	—	192
Agriculture	77	(44)	—	—	33
Total real estate loans	9,194	(237)	(163)	19	8,813
Commercial loans	561	200	(3)	—	758
Consumer installment loans	78	54	(43)	27	116
All other loans	31	(17)	—	—	14
Total loans	$9,864	$—	$(209)	$46	$9,701

	Nine months ended September 30, 2016
	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	September 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$3,041	$592	$(527)	$124	$3,230
Commercial	4,022	(1,049)	(112)	50	2,911
Construction and land development	1,353	165	(15)	3	1,506
Second mortgages	103	(77)	—	8	34
Multifamily	178	462	—	—	640
Agriculture	27	4	—	—	31
Total real estate loans	8,724	97	(654)	185	8,352
Commercial loans	727	260	—	11	998
Consumer installment loans	97	96	(147)	76	122
All other loans	11	(3)	—	—	8
Total loans	$9,559	$450	$(801)	$272	$9,480

	Nine Months Ended September 30, 2015
	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	September 30, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,100	$837	$(325)	$63	$3,675
Commercial	2,618	494	—	24	3,136
Construction and land development	1,930	341	(593)	19	1,697
Second mortgages	63	(79)	—	96	80
Multifamily	136	56	—	—	192
Agriculture	66	(33)	—	—	33
Total real estate loans	7,913	1,616	(918)	202	8,813
Commercial loans	1,242	(1,689)	(3)	1,208	758
Consumer installment loans	85	86	(139)	84	116
All other loans	27	(13)	—	—	14
Total loans	$9,267	$—	$(1,060)	$1,494	$9,701

The Company recorded a provision for loan losses in the amounts of $250,000 and $450,000 for the three and nine months ended September 30, 2016, respectively, as additional general reserves to support current period loan growth.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$335	$2,895	$3,230	$5,110	$202,312	$207,422
Commercial	54	2,857	2,911	4,615	326,505	331,120
Construction and land development	764	742	1,506	5,684	82,859	88,543
Second mortgages	—	34	34	135	8,243	8,378
Multifamily	—	640	640	—	43,137	43,137
Agriculture	—	31	31	—	7,910	7,910
Total real estate loans	1,153	7,199	8,352	15,544	670,966	686,510
Commercial loans	7	991	998	53	118,717	118,770
Consumer installment loans	43	79	122	316	4,910	5,226
All other loans	—	8	8	—	1,292	1,292
Total loans	$1,203	$8,277	$9,480	$15,913	$795,885	$811,798

	December 31, 2015
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$490	$2,551	$3,041	$5,964	$188,612	$194,576
Commercial	64	3,958	4,022	4,702	313,253	317,955
Construction and land development	574	779	1,353	4,508	62,900	67,408
Second mortgages	2	101	103	13	8,365	8,378
Multifamily	—	178	178	—	45,389	45,389
Agriculture	—	27	27	—	6,238	6,238
Total real estate loans	1,130	7,594	8,724	15,187	624,757	639,944
Commercial loans	—	727	727	—	102,507	102,507
Consumer installment loans	14	83	97	79	4,849	4,928
All other loans	—	11	11	—	1,345	1,345
Total loans	$1,144	$8,415	$9,559	$15,266	$733,458	$748,724

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $14.9 million and $13.4 million at September 30, 2016 and December 31, 2015, respectively.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$197,736	$5,597	$4,089	$—	$207,422
Commercial	322,525	3,382	5,213	—	331,120
Construction and land development	82,623	236	5,684	—	88,543
Second mortgages	7,775	468	135	—	8,378
Multifamily	35,645	2,633	4,859	—	43,137
Agriculture	7,793	117	—	—	7,910
Total real estate loans	654,097	12,433	19,980	—	686,510
Commercial loans	114,551	2,910	1,309	—	118,770
Consumer installment loans	5,130	19	77	—	5,226
All other loans	1,292	—	—	—	1,292
Total loans	$775,070	$15,362	$21,366	$—	$811,798

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$182,394	$6,612	$5,570	$—	$194,576
Commercial	306,267	8,520	3,168	—	317,955
Construction and land development	62,391	434	4,583	—	67,408
Second mortgages	7,126	1,239	13	—	8,378
Multifamily	45,389	—	—	—	45,389
Agriculture	6,113	125	—	—	6,238
Total real estate loans	609,680	16,930	13,334	—	639,944
Commercial loans	98,159	4,290	58	—	102,507
Consumer installment loans	4,593	256	79	—	4,928
All other loans	1,345	—	—	—	1,345
Total loans	$713,777	$21,476	$13,471	$—	$748,724

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 17 and 18 loans that met the definition of a TDR at September 30, 2016 and 2015, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company modified one residential 1-4 family loan and one consumer installment loan that were considered to be TDRs. The Company extended the terms for the residential 1-4 family loan, which had a pre- and post-modification balance of $81,000 and $97,000, respectively. The Company extended the terms and lowered the interest rate for the consumer installment loan, which had a pre- and post-modification balance of $248,000.

The Company had no loan modifications considered to be TDRs during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company modified one residential 1-4 family loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $68,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and nine months ended September 30, 2016 and 2015.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2016, the Company had 1-4 family mortgages in the amount of $151.1 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $137.3 million.

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

As of September 30, 2016 and December 31, 2015, the outstanding contractual balance of the PCI loans was $83.2 million and $91.3 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$48,048	89.87%	$52,696	89.38%
Commercial	672	1.26	850	1.44
Construction and land development	1,990	3.72	2,310	3.92
Second mortgages	2,479	4.64	2,822	4.79
Multifamily	273	0.51	277	0.47
Total real estate loans	53,462	100.00	58,955	100.00
Total PCI loans	$53,462	100.00%	$58,955	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2016 and 2015.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$484	$48,048	$484	$52,696
Commercial	—	672	—	850
Construction and land development	—	1,990	—	2,310
Second mortgages	—	2,479	—	2,822
Multifamily	—	273	—	277
Total real estate loans	484	53,462	484	58,955
Total PCI loans	$484	$53,462	$484	$58,955

The change in the accretable yield balance for the nine months ended September 30, 2016 and the year ended December 31, 2015, is as follows (dollars in thousands):

Balance, January 1, 2015	$51,082
Accretion	(7,811)
Reclassification from nonaccretable yield	5,857
Balance, December 31, 2015	$49,128
Accretion	(4,681)
Reclassification from nonaccretable yield	4,545
Balance, September 30, 2016	$48,992

The PCI loans were not classified as nonperforming assets as of September 30, 2016, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015

Residential 1-4 family	$1,209	$1,407
Commercial	643	634
Construction and land development	3,053	3,449
Total other real estate owned	$4,905	$5,490

At September 30, 2016, the Company had $2.5 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015

NOW	$118,264	$128,761
MMDA	109,842	108,810
Savings	89,336	84,047
Time deposits less than or equal to $250,000	398,295	409,085
Time deposits over $250,000	122,258	118,600
Total interest bearing deposits	$837,995	$849,303

Note 7. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$3,530	$(901)	$(578)	$2,051
Other comprehensive (loss) income before reclassifications	(322)	-	189	(133)
Amounts reclassified from AOCI	(58)	-	-	(58)
Net current period other comprehensive (loss) income	(380)	-	189	(191)
Ending balance	$3,150	$(901)	$(389)	$1,860

	Three months ended September 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(192)	$(811)	$(84)	$(1,087)
Other comprehensive income (loss) before reclassifications	1,698	-	(312)	1,386
Amounts reclassified from AOCI	(49)	-	-	(49)
Net current period other comprehensive income (loss)	1,649	-	(312)	1,337
Ending balance	$1,457	$(811)	$(396)	$250

	Nine months ended September 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive income (loss) before reclassifications	3,109	-	(258)	2,851
Amounts reclassified from AOCI	(402)	-	-	(402)
Net current period other comprehensive income (loss)	2,707	-	(258)	2,449
Ending balance	$3,150	$(901)	$(389)	$1,860

	Nine months ended September 30, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive income (loss) before reclassifications	245	-	(419)	(174)
Amounts reclassified from AOCI	(240)	-	-	(240)
Net current period other comprehensive income (loss)	5	-	(419)	(414)
Ending balance	$1,457	$(811)	$(396)	$250

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	September 30, 2016	September 30, 2015
Unrealized (gain) loss on securities available for sale	$(88)	$(74)	Gain (loss) on securities transactions, net
	30	25	Income tax expense
	$(58)	$(49)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Nine months ended
	September 30, 2016	September 30, 2015
Unrealized (gain) loss on securities available for sale	$(608)	$(363)	Gain (loss) on securities transactions, net
	206	123	Income tax expense
	$(402)	$(240)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2016.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$32,629	$29,093	$3,536	$-
State, county and municipal	124,220	1,391	122,829	-
Corporate and other bonds	15,323	-	15,323	-
Mortgage backed – U.S. Gov’t agencies	3,618	-	3,618	-
Mortgage backed – U.S. Gov’t sponsored agencies	18,105	-	18,105	-
Total investment securities available for sale	193,895	30,484	163,411	-
Total assets at fair value	$193,895	$30,484	$163,411	$-
Cash flow hedge	$(590)	$-	$(590)	$-
Total liabilities at fair value	$(590)	$-	$(590)	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$49,941	$39,748	$10,193	$-
U.S. Gov’t sponsored agencies	742	-	742	-
State, county and municipal	141,498	687	140,811	-
Corporate and other bonds	14,296	-	14,296	-
Mortgage backed – U.S. Gov’t agencies	8,496	-	8,496	-
Mortgage backed – U.S. Gov’t sponsored agencies	28,297	-	28,297	-
Total investment securities available for sale	243,270	40,435	202,835	-
Total assets at fair value	$243,270	$40,435	$202,835	$-
Cash flow hedge	$(199)	$-	$(199)	$-
Total liabilities at fair value	$(199)	$-	$(199)	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$10,188	$—	$2,711	$7,477
Other real estate owned	4,905	—	273	4,632
Total assets at fair value	$15,093	$—	$2,984	$12,109
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,737	$—	$1,982	$6,755
Bank premises held for sale	110	—	—	110
Other real estate owned	5,490	—	31	5,459
Total assets at fair value	$14,337	$—	$2,013	$12,324
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2016 and December 31, 2015, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$45,616	$47,362	$—	$47,362	$—
Loans, net of allowance	802,318	804,219	—	796,742	7,477
PCI loans, net of allowance	52,978	60,792	—	—	60,792

Financial liabilities:
Interest bearing deposits	837,995	838,144	—	838,144	—
Long-term borrowings	115,944	116,060	—	116,060	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,478	$37,611	$—	$37,611	$—
Loans, net of allowance	739,165	739,367	—	733,026	6,341
PCI loans, net of allowance	58,471	62,902	—	—	62,902

Financial liabilities:
Interest bearing deposits	849,303	850,770	—	850,770	—
Long-term borrowings	105,455	105,476	—	105,476	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2016. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 9. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2016
Basic EPS	$2,458	21,935	$0.11
Effect of dilutive stock awards	—	192	—
Diluted EPS	$2,458	22,127	$0.11

For the three months ended September 30, 2015
Basic EPS	$(7,716)	21,835	$(0.35)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(7,716)	21,835	$(0.35)

For the nine months ended September 30, 2016
Basic EPS	$7,196	21,902	$0.33
Effect of dilutive stock awards	—	203	—
Diluted EPS	$7,196	22,105	$0.33

For the nine months ended September 30, 2015
Basic EPS	$(4,711)	21,819	$(0.21)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(4,711)	21,819	$(0.21)

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and nine months ended September 30, 2016. Antidilutive common shares issuable under awards or options of 1.0 million were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2015.

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

The following table provides the components of net periodic benefit cost for the plan for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Interest cost	$47	$47	$142	$141
Expected return on plan assets	(81)	(88)	(244)	(264)
Amortization of prior service cost	1	1	3	3
Recognized net actuarial loss	13	11	39	33
Recognized net loss due to settlement	91	—	163	—
Net periodic benefit cost	$71	$(29)	$103	$(87)

In accordance with FASB ASC 715, Compensation-Retirement Benefits, settlement accounting is triggered when lump sum payments to plan participants exceed the sum of the plan’s service cost and interest cost for the year. The impact of settlement accounting is that a percentage of any outstanding losses that the plan is currently amortizing must be recognized immediately.  This percentage is calculated as the ratio of lump sums paid to the total liability for the plan.  This amount changes as plan participants retire during the year. The net loss due to settlement to be amortized during 2016 was $52,000 at March 31, 2016, $234,000 at June 30, 2016, and $253,000 at September 30, 2016.

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $850,000 and $440,000 of cash pledged as collateral as of September 30, 2016 and December 31, 2015, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and nine months ended September 30, 2016 and 2015. The fair value of the Company’s cash flow hedge was an unrealized loss of $590,000 and $199,000 at September 30, 2016 and December 31, 2015, respectively, and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income net of associated tax effects.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2016 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2016 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 23 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three and nine months ended September 30, 2016 and 2015. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Maryland state income tax. All years from 2012 through 2015 are open to examination by the respective tax authorities.

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

RESULTS OF OPERATIONS

Overview

Net income was $2.5 million for the third quarter of 2016, compared with a loss of $7.7 million in the third quarter of 2015. Earnings per common share, basic and fully diluted, were $0.11 per share and ($0.35) per share for the three months ended September 30, 2016 and 2015, respectively.

In the third quarter of 2015, the Bank terminated its FDIC shared-loss agreements in order to improve profitability beginning in the fourth quarter of 2015. As part of the termination of the shared-loss agreements, the FDIC paid $3.1 million in cash to the Bank, and the remaining $13.1 million of the FDIC indemnification asset related to the agreements was charged-off. This transaction eliminated future indemnification asset amortization expense, which totaled $5.2 million for the 12 month period from July 1, 2014 through June 30, 2015.

Excluding the one-time charge of $13.1 million related to the termination of the FDIC shared-loss agreements, net income for the third quarter of 2015 would have been $853,000. In addition to the shared-loss termination charge, the Company had write-downs totaling $1.1 million with respect to two bank buildings held for sale and one parcel in other real estate owned in the third quarter of 2015.

Net income was $7.2 million for the nine months ended September 30, 2016 versus a net loss of $4.7 million for the same period in 2015. Excluding the aforementioned one-time FDIC-related charges, net income would have been $3.7 million for the first nine months of 2015.

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

Net interest income increased $658,000, or 6.7%, from the third quarter of 2015 to the third quarter of 2016 and was $10.5 million. The tax equivalent yield on earning assets of 4.50% in the third quarter of 2016 was an increase from 4.45% for the third quarter of 2015. While the yield on loans decreased from 4.60% to 4.54%, the average balance increased by $112.8 million, or 16.4%. Interest income on loans was $9.2 million, an increase of $1.2 million over third quarter 2015 interest income of $8.0 million. Interest on PCI loans was $1.5 million in the third quarter of 2016, a decrease of $181,000 year over year. The yield on PCI loans increased over this time frame, from 10.97% to 11.32%. Income on securities of $2.0 million in the third quarter of 2015 represents a decline of $315,000 year over year primarily as a result of a reduction of $56.7 million in the average balances of securities. The proceeds from liquidation of securities, through sales, calls and maturities, were used to fund loan growth since the third quarter of 2015. There was, however, an increase in the yield on securities from 2.97% to 3.09% year over year.

Interest expense increased $26,000, or 1.4%, when comparing the third quarter of 2016 and the third quarter of 2015. Interest expense on deposits increased $27,000, or 1.8%, as the average balance of interest bearing deposits decreased $7.2 million, or 0.9%. Overall, the Bank’s cost of interest bearing liabilities of 0.79% remained the same as the third quarter of 2015. While average interest bearing deposit costs increased from 0.72% in the third quarter of 2015 to 0.74% in the third quarter of 2016, there was a decline in the cost of FHLB and other borrowings from 1.19% to 1.05%, thus offsetting higher deposit costs.

The tax equivalent net interest margin increased 7 basis points from 3.75% in the third quarter of 2015 to 3.82% in the third quarter of 2016. Likewise, the interest spread increased from 3.66% to 3.71% over the same time period.  The increase in the margin was precipitated by an increase in the level of the average balance of noninterest bearing deposits from $101.6 million, or 9.5% of earning assets in the third quarter of 2015, to $122.6 million, or 11.0% of earning assets in the third quarter of 2016.

For the first nine months of 2016, net interest income increased $756,000, or 2.51%, and was $30.8 million. The tax equivalent yield on earning assets was 4.52% for the first nine months of 2016 compared with 4.61% for the first nine months of 2015. Interest and fees on loans of $26.6 million in the first three quarters of 2016 was an increase of $2.8 million compared with $23.8 million for the same period in 2015. Interest and fees on PCI loans declined $1.5 million over this same time frame. Of that decline, $475,000 was related to cash payments on ADC loans, related to pools previously written down to a zero carrying value, received in the first three quarters of 2015 versus no such payments in the same period in 2016. Securities income declined $461,000 for the first nine months of 2016 compared with the same period in 2015 as securities balances have been liquidated to fund loan growth.

Interest expense of $5.7 million represented an increase of $116,000 in the first nine months of 2016 compared with the same period in 2015. Total average interest bearing liabilities increased only 1.2%, or $11.3 million, as loan growth has been fueled by an average balance increase of 20.7%, or $19.1 million, in noninterest bearing deposits and by a $33.7 million decline in securities.

The tax equivalent net interest margin was 3.82% for the first nine months of 2016 versus 3.90% for the first nine months of 2015. The net interest spread was 3.72% for the first nine months of 2016 versus 3.81% for the first nine months of 2015.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2016 and 2015. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended September 30, 2016			Three months ended September 30, 2015
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$801,017	$9,156	4.54%	$688,200	$7,986	4.60%
Purchased credit impaired (PCI) loans	54,301	1,549	11.32	62,584	1,730	10.97
Total loans	855,318	10,705	4.97	750,784	9,716	5.13
Interest bearing bank balances	9,876	22	0.88	12,724	12	0.36
Federal funds sold	14	-	0.50	-	-	-
Securities (taxable)	172,591	1,133	2.63	224,479	1,396	2.49
Securities (tax exempt)	81,007	829	4.09	85,803	908	4.23
Total earning assets	1,118,806	12,689	4.50	1,073,790	12,032	4.45
Allowance for loan losses	(9,861)			(10,306)
Non-earning assets	87,419			94,075
Total assets	$1,196,364			$1,157,559

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$234,828	156	0.26	$232,357	189	0.32
Savings	86,327	58	0.27	86,431	69	0.31
Time deposits	514,312	1,336	1.03	523,868	1,265	0.96
Total deposits	835,467	1,550	0.74	842,656	1,523	0.72
Short-term borrowings	2,731	6	0.93	1,371	2	0.62
FHLB and other borrowings	111,757	295	1.05	91,913	276	1.19
Long-term debt	3,795	53	5.50	7,268	77	4.14
Total interest bearing liabilities	953,750	1,904	0.79	943,208	1,878	0.79
Noninterest bearing deposits	122,571			101,582
Other liabilities	5,753			4,252
Total liabilities	1,082,074			1,049,042
Shareholders' equity	114,290			108,517

Total liabilities and shareholders' equity	$1,196,364			$1,157,559
Net interest earnings		$10,785			$10,154
Interest spread			3.71%			3.66%
Net interest margin			3.82%			3.75%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$776,491	$26,582	4.56%	$679,262	$23,750	4.67%
Purchased credit impaired (PCI) loans	55,974	4,704	11.20	64,805	6,221	12.83
Total loans	832,465	31,286	5.01	744,067	29,971	5.39
Interest bearing bank balances	11,065	66	0.80	16,663	46	0.37
Federal funds sold	5	-	0.50	2,476	2	0.10
Securities (taxable)	178,700	3,528	2.63	221,052	4,119	2.48
Securities (tax exempt)	82,750	2,573	4.15	74,118	2,376	4.27
Total earning assets	1,104,985	37,453	4.52	1,058,376	36,514	4.61
Allowance for loan losses	(9,985)			(9,913)
Non-earning assets	84,712			98,238
Total assets	$1,179,712			$1,146,701

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$233,186	481	0.27	$226,497	512	0.30
Savings	84,661	176	0.28	83,570	194	0.31
Time deposits	520,306	3,981	1.02	525,309	3,751	0.95
Total deposits	838,153	4,638	0.74	835,376	4,457	0.71
Short-term borrowings	2,313	14	0.85	1,062	5	0.57
FHLB and other borrowings	106,571	903	1.13	95,921	898	1.25
Long-term debt	4,771	174	4.80	8,125	253	4.10
Total interest bearing liabilities	951,808	5,729	0.80	940,484	5,613	0.80
Noninterest bearing deposits	111,751			92,619
Other liabilities	5,297			4,187
Total liabilities	1,068,856			1,037,290
Shareholders' equity	110,856			109,411

Total liabilities and shareholders' equity	$1,179,712			$1,146,701
Net interest earnings		$31,724			$30,901
Interest spread			3.72%			3.81%
Net interest margin			3.82%			3.90%

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

The Company recorded a provision for loan losses in the amount of $250,000 and $450,000 for the three and nine months ended September 30, 2016, respectively.  There was no provision for loan losses for the three and nine months ended September 30, 2015. Likewise, there was no provision for loan losses on the PCI loan portfolio during the three and nine months ended September 30, 2016 and 2015, respectively. The provision for loan losses booked for the three and nine months ended September 30, 2016, supported general reserves following loan growth of $63.1 million during the year. During the other periods, the absence of a provision was the direct result of minimal charge-offs and the ongoing stabilization of asset quality. Additional discussion of loan quality is presented below.

There were net charge-offs of $204,000 in the third quarter of 2016, compared with net charge-offs of $163,000 in the third quarter of 2015.  Total charge-offs for the third quarter of 2016 were $248,000 compared with $209,000 in the third quarter of 2015.  Recoveries of previously charged-off loans were $44,000 for the third quarter of 2016 compared with $46,000 in the third quarter of 2015.

There were net charge-offs of $529,000 for the nine months ended September 30, 2016, compared with net recoveries of $434,000 for the nine months ended September 30, 2015.  Total charge-offs for the nine months ended September 30, 2016 were $801,000 compared with $1.1 million for the nine months ended September 30, 2015.  Recoveries of previously charged-off loans were $272,000 for the nine months ended September 30, 2016 compared with $1.5 million for the nine months ended September 30, 2015. In the second quarter of 2015, there was a $1.2 million recovery related to a large commercial relationship.

Noninterest Income

Noninterest income increased $92,000, or 7.3%, from the third quarter of 2015 to the third quarter of 2016. Income on BOLI increased by $50,000 over the comparison period as a result of an investment of $5.0 million in BOLI in the second quarter of 2016. Service charges on deposit accounts increased by $34,000, or 5.8%, on a higher level of demand deposit accounts. Mortgage loan income increased $22,000. Gains on securities transactions were $88,000 in the third quarter of 2016 compared with $74,000 in the third quarter of 2015. Offsetting these increases was a decline of $28,000 in other noninterest income.

Noninterest income was $4.1 million for the first nine months of 2016, an increase of $205,000, or 5.3%, over $3.9 million for the first nine months of 2015. Securities gains of $608,000 in the first three quarters of 2016 compared with $363,000 for the same period in 2015. Likewise, service charges on deposit accounts increased by $117,000 and were $1.8 million for the first nine months of 2016. Offsetting these increases for the first nine months of 2016 compared with the same period in 2015 were decreases of $115,000 in other noninterest income, which was $439,000 in 2016, and $41,000 in mortgage loan income, which was $599,000 in 2016.

As of August 31, 2016, the Bank ceased operating its wholesale mortgage division. While mortgage loan income will decline starting in the fourth quarter of 2016, there will be a corresponding decline in salaries and employee benefits.

Noninterest Expense

Noninterest expenses decreased $14.8 million, or 64.1%, when comparing the third quarter of 2016 to the same period in 2015. FDIC indemnification asset amortization was $13.8 million in the third quarter of 2015 and $0 in the current quarter, and OREO expenses declined by $830,000 as a result of $1.1 million of write-downs related to two bank owned properties and one parcel in other real estate owned during the third quarter of 2015. Salaries and employee benefits declined $127,000, and other operating expenses decreased $113,000. Offsetting these improvements were increases year-over-year in occupancy expenses of $87,000 and FDIC assessment of $66,000.

Noninterest expenses were $24.5 million for the first nine months of 2016, as compared with $42.0 million for the same period in 2015. This is a decrease of $17.5 million, or 41.6%. FDIC indemnification asset amortization was $0 for the period and $16.2 million for the 2015 comparative period as a result of the termination of the shared-loss agreements and associated write-off. Other real estate (income) expenses, net improved $1.2 million from the first nine months of 2015 to the same period in 2016. The expense in this category in 2015 was primarily from the write-down of $1.1 million noted in the previous paragraph. Other operating expenses declined $333,000 over the comparison period due to an overall decrease in credit reated expenses. Salaries and employee benefits increased $144,000, or 1.1%, in the first nine months of 2016 compared with the same period in 2015. FDIC assessment increased $112,000 and occupancy expenses increased $67,000 in the first three quarters of 2016 over the same period in 2015.

Income Taxes

Income tax expense was $862,000 for the three months ended September 30, 2016 compared with an income tax benefit of $4.2 million for the third quarter of 2015. The benefit in the third quarter of 2015 was the result of the net loss for the quarter generated by the accounting from the termination of the shared-loss agreements. For the first three quarters of 2016, income tax expense of $2.7 million represented an effective tax rate of 27.5% primarily as a result of bank qualified tax exempt municipal income. Income tax reflected a benefit of $3.3 million for the first three quarters of 2015, for an effective tax rate of a 41.4% benefit.

FINANCIAL CONDITION

General

Total assets increased $23.7 million, or 2.0%, to $1.204 billion at September 30, 2016 as compared with $1.181 billion at December 31, 2015. Total loans were $811.8 million at September 30, 2016, increasing $63.1 million, or 8.4%, from year end 2015. Total PCI loans were $53.5 million at September 30, 2016 versus $59.0 million at year end 2015.

During the first nine months of 2016, construction and land development loans grew by $21.1 million, or 31.4%, commercial loans grew $16.3 million, or 15.9%, commercial mortgage loans on real estate grew $13.2 million, or 4.1%, and residential 1-4 family loans grew $12.8 million, or 6.6%.

The Company’s securities portfolio, excluding equity securities, declined $40.2 million, or 14.4%, from $279.7 million at December 31, 2015 to $239.5 million at September 30, 2016. Net realized gains of $608,000 were recognized during the first nine months of 2016 through sales and call activity, as compared with $363,000 recognized during the first nine months of 2015. The decline in the volume of securities was a strategic decision by management to fund strong loan growth with securities sales, normal securities amortization, call activity, sales and maturities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $193.9 million at September 30, 2016 and $243.3 million at December 31, 2015. At September 30, 2016, the Company had a net unrealized gain on the AFS portfolio of $4.8 million compared with a net unrealized gain of $671,000 at December 31, 2015. Municipal securities comprised 64.1% of the total AFS portfolio at September 30, 2016. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $22.0 million and $17.0 million at September 30, 2016 and December 31, 2015, respectively. There were federal funds sold of $99,000 at September 30, 2016 and federal funds purchased of $18.9 million at December 31, 2015.

Interest bearing deposits at September 30, 2016 were $838.0 million, a decline of $11.3 million, or 1.3%, from $849.3 million at December 31, 2015. Time deposits less than or equal to $250,000 decreased $10.8 million, and NOW account balances decreased $10.5 million. Offsetting these decreases were increases during 2016 of $5.3 million in savings accounts, $3.7 million in time deposits over $250,000 and $1.0 million in MMDAs.

FHLB advances were $109.1 million at September 30, 2016, compared with $95.7 million at December 31, 2015. The increase in FHLB advances was used to fund loan growth and was obtained at low cost and will be replaced, over time, by core deposits. Long term debt totaled $2.7 million at September 30, 2016, declining by $2.9 million, or 51.8%, since December 31, 2015. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company has paid down this debt by $8.0 million, and the loan is scheduled to be fully paid on April 21, 2017.

Shareholders’ equity was $114.7 million at September 30, 2016 and $104.5 million at December 31, 2015. In September 2015, shareholders’ equity was reduced by the net loss generated in the quarter from the pre-tax write-off of $13.1 million from the termination of the FDIC shared-loss agreements. Shareholders’ equity increased $10.2 million, or 9.8%, from year end 2015 due to an increase of $2.7 million in other comprehensive income related to net unrealized gains in the investment portfolio and an increase of $7.2 million in net income in the first nine months of 2016.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $16.1 million at September 30, 2016 and net charge-offs were $529,000 for the nine months ended September 30, 2016. This compares with nonperforming assets of $16.2 million and net recoveries of $292,000 at and for the year ended December 31, 2015.

Nonperforming loans were $11.2 million at September 30, 2016, a $543,000 increase from $10.7 million at December 31, 2015. The $543,000 increase in nonperforming loans since December 31, 2015 was the net result of $2.3 million in additions to nonperforming loans and $1.7 million in reductions.  With respect to the reductions in nonperforming loans, $469,000 were payments to existing credits, $604,000 were charge-offs, $381,000 were loans returned to accruing status, $195,000 were transferred to OREO, and $83,000 paid off.

The allowance for loan losses, excluding PCI, equaled 84.54% of nonaccrual loans at September 30, 2016 compared with 89.59% at December 31, 2015. The ratio of the allowance for loan losses to total nonperforming assets was 61.82% at September 30, 2016, compared with 62.15% at December 31, 2015.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 1.97% at September 30, 2016 versus 2.14% at December 31, 2015.

In accordance with GAAP, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due in accordance with contractual terms of the loan agreement. The Company considers all troubled debt restructures and nonaccrual loans to be impaired loans. In addition, the Company reviews all substandard and doubtful loans that are not on nonaccrual status, as well as loans with other risk characteristics, pursuant to and specifically for compliance with the accounting definition of impairment as described above. These impaired loans have been determined through analysis, appraisals, or other methods used by management.

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2016 and December 31, 2015, total impaired loans, excluding PCI loans, equaled $15.9 million and $15.3 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Nonaccrual loans	$11,213	$10,670
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	11,213	10,670
OREO	4,905	5,490
Total nonperforming assets	$16,118	$16,160

Accruing troubled debt restructure loans	$4,700	$4,596

Balances
Specific reserve on impaired loans	1,203	1,144
General reserve related to unimpaired loans	8,277	8,415
Total allowance for loan losses	9,480	9,559
Average loans during the year, net of unearned income	776,491	687,463

Impaired loans	15,913	15,266
Non-impaired loans	795,885	733,476
Total loans, net of unearned income	811,798	748,742

Ratios
Allowance for loan losses to loans, excluding PCI loans, to loans	1.17%	1.28%
Allowance for loan losses to nonperforming assets	61.82	62.15
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	84.54	89.59
General reserve to non-impaired loans	1.04	1.15
Nonaccrual loans to loans	1.38	1.43
Nonperforming assets to loans and OREO	1.97	2.14
Net charge-offs (recoveries) to average loans	0.09	(0.04)

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2016, the Company had 17 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Five of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at September 30, 2016 was $6.5 million, of which $1.8 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2016 and December 31, 2015 is below (dollars in thousands):

	September 30, 2016	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$3,665	$4,562
Commercial	1,599	1,508
Construction and land development	5,684	4,509
Second mortgages	135	13
Total real estate loans	11,083	10,592
Commercial loans	53	—
Consumer installment loans	77	78
Total loans	$11,213	$10,670

At September 30, 2016, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2016 was $5.7 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all eight relationships was $764,000 at September 30, 2016, or 13.4% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 13.2% at September 30, 2016 compared with 13.2% at December 31, 2015. The tier 1 risk-based capital ratio was 12.2% at September 30, 2016 and 12.1% at December 31, 2015. The Company’s tier 1 leverage ratio was 9.8% at September 30, 2016 and 9.4% at December 31, 2015.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 11.8% at September 30, 2016 and 11.6% at December 31, 2015.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At September 30, 2016, the Company had a capital conservation buffer of 5.2%, well above the 2016 required buffer of 0.625%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Cash and due from banks	$11,667	$7,393
Interest bearing bank deposits	10,201	9,576
Federal funds sold	99	—
Available for sale securities, at fair value, unpledged	160,596	189,692
Total liquid assets	$182,563	$206,661

Deposits and other liabilities	1,089,502	1,076,070
Ratio of liquid assets to deposits and other liabilities	16.76%	19.21%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2016 and December 31, 2015, is as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit	$131,937	$106,099
Standby letters of credit	6,977	7,146
Total commitments with off-balance sheet risks	$138,914	$113,245

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

The fair value of the Company’s cash flow hedge was an unrealized loss of $589,000 and $199,000 at September 30, 2016 and December 31, 2015, respectively, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2016 (dollars in thousands):

	September 30, 2016
	%	$
Change in Yield curve
+400 bp	1.1	465
+300 bp	0.6	241
+200 bp	0.4	143
+100 bp	—	(6)
most likely	—	—
-100 bp	1.3	516
-200 bp	0.9	375
-300 bp	0.9	369
-400 bp	0.9	369

At September 30, 2016, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 1.1%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could increase by 0.9%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income (Loss), (iii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2016

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 8, 2016

