Form 10-K
period 2016-12-31
Community Bankers Trust Corp
filed 2017-03-16
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $109,426,941

On February 28, 2017, there were 21,959,468 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2017 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

December 31, 2016

PART I

ITEM 1.	BUSINESS

GENERAL

The Company is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 23 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

STRATEGY

The Company operates under a community banking philosophy that seeks to develop strong relationships by being recognized as the premier provider of complete financial services and delivering those products with unsurpassed service to the customer. The Company will accomplish this goal while operating in a safe and sound manner to provide a competitive return to its investors.

The Company believes that its community bank framework and philosophy provide a competitive advantage, particularly with regard to larger national and regional institutions, allowing the Company to compete effectively and expand market share. During 2016, the Company expanded in its core markets by increasing loan and deposit production and adding two new retail banking offices, in Fairfax and Cumberland, Virginia. Additionally, the Company’s loan portfolio continues to become more diverse through the expansion of the commercial and Industrial and small business lending groups. The Company expects to continue this growth through a combination of internal growth, de novo branching, expansion of loan production offices and the acquisition of other community banks that are accretive in value in a reasonable time frame.

Historically, the Company has been able to accomplish its growth goals while controlling risk and adding shareholder value. Management believes that it has the ability, the capacity and the capital strength to successful execute its strategies and to continue to enhance the major profit drivers of the Company.  The implementation of these strategies will lead to an increase in profitability and value for shareholders.

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

Commercial Real Estate Lending

The Company has historically held a significant concentration in real estate loans. The current strategy is to manage the existing real estate portfolio and add income producing property loans and builders and other development loans to the portfolio. The Company originates both owner occupied and non-owner occupied borrowings where the cash flows provide significant debt coverage for the relationship.

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

There are no other investments from the Company’s participation in the Capital Purchase Program that remain outstanding.

EMPLOYEES

As of December 31, 2016, the Company had 232 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to implement fully.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities were grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raised deposit insurance levels to $250,000. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments are calculated based on an insured depository institution’s assets rather than its insured deposits, and the minimum reserve ratio of the FDIC’s DIF is to be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent bureau of the Federal Reserve System. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the Federal Reserve. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no effect on the Company.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. The Dodd-Frank Act also provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or compensation that gives rise to excessive risk or could lead to a material financial loss to such firm. Prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behaviour.

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

In 2013, the Federal Reserve adopted a final rule (the “Basel III Rule”) revising the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to be consistent with the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and certain provisions of the Dodd-Frank Act. The Basel III Rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (referred to as “banking organizations”). For community banking organizations, like the Company, these revised capital requirements began being phased in beginning on January 1, 2015.

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

The new required capital conservation buffer is comprised of an additional 2.5% above the minimum risk-based capital ratios. Institutions that do not maintain the required capital buffer will be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. This capital conservation buffer is in addition to, and not included with, the minimum ratios described above. A table illustrating these limitations on the ratio which can be paid out (defined in the Basel III Rule as “maximum payout ratio”) is set forth below.

Capital Conservation Buffer	Maximum payout ratio (as a percentage of eligible retained income)
Greater than 2.5%	No applicable limitation.
≤ 2.5% and > 1.875%	60%
≤ 1.875% and > 1.25%	40%
≤ 1.25% and > 0.625%	20%
≤ 0.625%	0%

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

The DIF is funded by assessments on banks and other depository institutions. As required by the Dodd-Frank Act, in 2011, the FDIC approved a final rule that changed the assessment base for DIF assessments from domestic deposits to Tier 1 Capital. In addition, as also required by the Dodd-Frank Act, the FDIC has adopted a new large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and established a lower assessment rate schedule when the reserve ratio reaches 1.15 percent and, in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2 percent and 2.5 percent. An institution’s assessment rate depends upon the institution’s assigned risk category, which is based on supervisory evaluations, regulatory capital levels and certain other factors. Initial base assessment rates range from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for institutions not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion by raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. In 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act.

Incentive Compensation

In 2010, the federal banking regulators issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2016, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

Future Regulations

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.

ITEM 1A.	RISK FACTORS

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our common stock. The risk factors applicable to us are the following:

Our future success is dependent on our ability to compete effectively in the highly competitive banking and financial services industry.

We face vigorous competition from other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other types of financial institutions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services.

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

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future, or if we are subject to regulatory restrictions on growth or expansion of our operations. In addition, we compete with our companies for acquisition and expansion opportunities, and many of those competitors have greater financial resources than us and thus may be able to pay more for such an opportunity than we can.

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

In the ordinary course of business, we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to our operations and business strategy. In addition, we rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. We have invested in accepted technologies, and we continually review processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, our computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems, and the information stored there could be accessed, damaged or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners and damage to our reputation, which could adversely affect our business and financial condition. Furthermore, as cyber threats continue to evolve and increase, we may be required to expend significant additional financial and operational resources to modify or enhance our protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 84.67% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our concentration in commercial real estate increases significantly, we may have to take certain actions that could impact our balance sheet.

Regulators have been paying close attention to banks with higher commercial real estate concentrations, due to concerns about credit risk building in the industry. Concentration levels of concern include commercial real estate loans making up at least 300% of a bank’s total risk-based capital, construction, land development and other land loans comprising 100% or more of total risk-based capital and construction and total commercial real estate growth of 50% or more over the prior 36 months. While we currently are below all of these levels, if we exceed one or more of them, we may have to take certain actions to minimize the risk associated with higher concentration levels and otherwise bolster our balance sheet. These actions include ensuring robust risk management practices, including conducting regular appraisals, analyzing borrowers’ ability to repay credits, evaluating local economic conditions and operating with enhanced reporting and systems. At an extreme, these actions can also include curtailing our lending in these areas and raising capital.

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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. The new administration and/or Congress may change existing financial services regulations or enact new policies affecting financial institutions, specifically community banks. Such changes may include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

We are subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect our return on equity and otherwise affect our business.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements will be phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. See “Business − Supervision and Regulation – Capital Requirements” for further information about the requirements.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to use its capital for strategic opportunities. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

New regulations issued by the Consumer Financial Protection Bureau could adversely affect our earnings.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. For example, the CFPB issued a final rule in 2014 requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements.

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

The operational functions of business counterparties over which we may have limited or no control may experience disruptions that could adversely impact the Company.

Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including us. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant theft loss to us and our customers. In some cases, we may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

We may need to raise capital that may not ultimately be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2016, we may need to raise additional capital in the future if we incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

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

The total amount of our available-for-sale securities portfolio was $216.1 million at December 31, 2016. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

A significant portion of our loan portfolio consists of loans secured by real estate (84.67% at December 31, 2016). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

The banking industry continues to be faced with new and complex regulatory requirements and enhanced supervisory oversight. Banking regulators are increasingly concerned about, among other things, growth, commercial real estate concentrations, underwriting of commercial real estate and commercial and industrial loans, capital levels and cyber security. These factors are exerting downward pressure on revenues and upward pressure on required capital levels and the cost of doing business.

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2016, we recorded net deferred income tax assets of $10.4 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

Any future action by Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could negatively affect our deferred tax asset valuation and our tax-qualified municipal securities.

The President of the United States and the majority political party in Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount and/or eliminating the corporate alternative minimum tax, our deferred tax asset would need to be re-measured to evaluate the impact that the lower tax rate and/or the elimination of the corporate alternative minimum tax will have on the currently expected full utilization of the deferred tax asset.  If the lower tax rate and/or the elimination of the corporate alternative minimum tax makes it more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance will need to be recognized and this would result in a corresponding charge against the Company’s earnings.

In addition, a meaningful part of our securities portfolio consists of tax-qualified municipal bonds. If there is a decrease in the corporate income tax rate, and bank-qualified municipal bonds are not excluded from that action, the tax equivalent yield from those securities will decrease. Such a decrease will result in an increase in the effective tax rate of those securities and may hurt the resale value of those securities. Thus, while we expect that a decrease in the corporate income tax rate will be an overall benefit to us, the effect of it on this part of our securities portfolio will result in an overall lower net interest margin and a lower liquidity value from these securities.

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

Cumberland – 1496 Anderson Highway, Cumberland, VA 23040

Goochland Courthouse — 1949 Sandy Hook Road, Goochland, VA 23063

Deep Run at Mayland — 9954 Mayland Drive, Richmond, VA 23233

Fairfax — 10509 Judicial Drive, Fairfax, VA 22030

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

Bowie – 6143 High Bridge Road, Bowie, MD 20720

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, its Fairfax and Winterfield offices in the Virginia market and the Arnold, Crofton and Rockville offices in the Maryland market. The Company also has a loan production office in Lynchburg, Virginia, which it leases.

The Company opened its Fairfax branch office on March 30, 2016. The Company opened its Cumberland branch office on August 15, 2016. The Company expects to open a branch office in the West Broad Marketplace development in Henrico, Virginia (12254-12256 West Broad Street) in May 2017 and a branch office in Lynchburg (21437 Timberlake Road) in June 2017.

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

The following table sets summarizes the high and low sales prices for the Company’s common stock for the quarterly periods during the years ended December 31, 2016 and 2015:

	2016		2015
	High	Low	High	Low
Quarter ended March 31	$5.45	$4.45	$4.52	$4.12
Quarter ended June 30	5.30	4.72	5.09	4.30
Quarter ended September 30	5.50	5.10	5.18	4.77
Quarter ended December 31	7.25	5.35	5.50	4.88

HOLDERS OF RECORD

As of December 31, 2016, there were 2,539 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

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

In addition, until January 2017, the ability of each of the Company and the Bank to distribute cash dividends was subject to restrictions in a third-party term loan that the Company obtained in April 2014 to repurchase its then outstanding Series A Preferred Stock.   Specifically, neither the Company nor the Bank could have declared or made a dividend if there existed a default, or such action would have created a default, under the term loan, which required the Company to be in compliance with certain covenants, such as maintenance of minimum regulatory capital ratios, minimum return on assets, minimum cash on hand and minimum dividend capacity.  For additional information on the term loan, see Note 10 to the Notes to the Consolidated Financial Statements.

Following the payment of a cash dividend in February 2010, the Company determined to suspend the payment of its quarterly dividend to holders of common stock. While the Company believes that its capital and liquidity levels remain above the averages of its peers, the Company utilized dividends from the Bank for the payment of capital funding (Series A Preferred Stock) received from the Department of the Treasury until April 2014, when the Company completed the redemption of such funding. Until January 2017, the Company primarily utilized dividends from the Bank for principal and interest payments with respect to an unsecured third party loan that the Company obtained at the same time in connection with such redemption. Additional dividends from the Bank would be utilized for the payment of intercompany expenses and interest payments on trust preferred securities.

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

PURCHASES OF EQUITY SECURITES BY THE ISSUER

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2016.

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2011, to December 31, 2016, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2011 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Community Bankers Trust Corporation	100.00	230.43	326.96	384.35	466.96	630.43
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company over each of the past five years ended December 31. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

	Year Ended December 31
(dollars in thousands, except for per share amounts)	2016	2015	2014	2013	2012
Results of Operations
Interest and dividend income	$49,295	$47,552	$48,725	$50,045	$53,719
Interest expense	7,820	7,497	6,933	7,078	9,692
Net interest income	41,475	40,055	41,792	42,967	44,027
Provision for loan losses	166	—	—	—	1,200
Net interest income after provision for loan losses	41,309	40,055	41,792	42,967	42,827
Noninterest income	5,179	5,081	5,269	4,724	6,206
Noninterest expenses	32,750	50,260	36,817	39,288	41,303
Income (loss) before income taxes	13,738	(5,124)	10,244	8,403	7,730
Income tax expense (benefit)	3,816	(2,627)	2,728	2,497	2,148
Net income (loss)	$9,922	$(2,497)	$7,516	$5,906	$5,582

Financial Condition
Assets	$1,249,816	$1,180,557	$1,155,734	$1,089,532	$1,153,288
FDIC indemnification asset	—	—	18,609	25,409	33,837
PCI loans	51,964	58,955	67,460	73,275	84,637
Loans	836,299	748,724	660,020	596,173	575,482
Deposits	1,037,294	945,519	918,945	892,341	974,318
Stockholders’ equity	114,536	104,487	107,650	106,659	115,317
Ratios
Return on average assets	0.83%	(0.22%)	0.67%	0.53%	0.50%
Return on average equity	8.92%	(2.31%)	7.09%	5.22%	4.85%
Non-GAAP return on average tangible assets (1)	0.94%	(0.11%)	0.79%	0.66%	0.65%
Non-GAAP return on average tangible common equity (1)	10.23%	(1.19%)	9.09%	8.38%	8.31%
Efficiency ratio (2)	70.20%	111.35%	78.23%	82.38%	82.22%
Equity to assets	9.15%	8.86%	9.31%	9.79%	10.00%
Loan to deposits	85.63%	85.42%	79.16%	75.02%	67.75%
Average tangible common equity / average tangible assets (1)	9.16%	9.10%	8.70%	7.90%	7.77%
Asset Quality
Allowance for loan losses (3)	$9,493	$9,559	$9,267	$10,444	$12,920
Allowance for loan losses / loans (3)	1.14%	1.28%	1.40%	1.75%	2.25%
Allowance for loan losses / nonperforming assets	66.07%	62.15%	40.10%	56.92%	39.94%
Allowance for loan losses / nonaccrual loans (3)	92.68%	89.59%	55.92%	86.28%	61.38%
Nonperforming assets / loans and other real estate (3)	1.74%	2.14%	3.64%	3.05%	5.52%
Per Share Data
Earnings per share, basic	$0.45	$(0.11)	$0.33	$0.22	$0.21
Earnings per share, diluted	0.45	(0.11)	0.33	0.22	0.21
Non-GAAP earnings per share, diluted (1)	0.50	(0.06)	0.40	0.33	0.33
Market value per share	7.25	5.37	4.42	3.76	2.65
Book value per tangible common share (1)	5.17	4.65	4.72	4.07	3.92
Price to earnings ratio, diluted	16.11	(48.82)	13.39	17.09	12.62
Price to book value ratio	139.2%	112.4%	89.5%	86.0%	59.3%
Weighted average shares outstanding, basic	21,914,270	21,826,845	21,755,448	21,699,964	21,647,372
Weighted average shares outstanding, diluted	22,161,221	21,826,845	21,980,979	21,922,132	21,717,499
Capital Ratios
Leverage Ratio	9.60%	9.38%	9.36%	9.52%	9.41%
Common equity tier 1 capital ratio	11.78%	11.62%	n/a	n/a	n/a
Tier 1 risk-based capital ratio	12.20%	12.08%	13.52%	15.62%	15.79%
Total risk-based capital ratio	13.16%	13.16%	14.72%	16.82%	16.87%

(1)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, section “Non GAAP Measures” for a reconciliation.
(2)	The efficiency ratio is calculated by dividing noninterest expense over the sum of net interest income plus noninterest income.
(3)	Excludes PCI loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2016 and results of operations for the year ended December 31, 2016 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

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

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The evaluation also considers the following risk characteristics of each loan portfolio:

•	Residential 1-4 family mortgage loans include HELOCs and single family investment properties secured by first liens. The carry risks associated with owner-occupied and investment properties are the continued credit-worthiness of the borrower, changes in the value of the collateral, successful property maintenance and collection of rents due from tenants. The Company manages these risks by using specific underwriting policies and procedures and by avoiding concentrations in geographic regions.
•	Commercial real estate loans, including owner occupied and non-owner occupied mortgages, carry risks associated with the successful operations of the principal business operated on the property securing the loan or the successful operation of the real estate project securing the loan. General market conditions and economic activity may impact the performance of these loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry, and by diversifying the lending to various lines of businesses, such as retail, office, office warehouse, industrial and hotel.
•	Construction and land development loans are generally made to commercial and residential builders/developers for specific construction projects, as well as to consumer borrowers. These carry more risk than real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market and state and local government regulations. The Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry and by diversifying lending to various lines of businesses, in various geographic regions and in various sales or rental price points.
•	Second mortgages on residential 1-4 family loans carry risk associated with the continued credit-worthiness of the borrower, changes in value of the collateral and a higher risk of loss in the event the collateral is liquidated due to the inferior lien position. The Company manages risk by using specific underwriting policies and procedures.
•	Multifamily loans carry risks associated with the successful operation of the property, general real estate market conditions and economic activity. In addition to using specific underwriting policies and procedures, the Company manages risk by avoiding concentrations to geographic regions and by diversifying the lending to various unit mixes, tenant profiles and rental rates.
•	Agriculture loans carry risks associated with the successful operation of the business, changes in value of non-real estate collateral that may depreciate over time and inventory that may be affected by weather, biological, price, labor, regulatory and economic factors. The Company manages risks by using specific underwriting policies and procedures, as well as avoiding concentrations to individual borrowers and by diversifying lending to various agricultural lines of business (i.e., crops, cattle, dairy, etc.).
•	Commercial loans carry risks associated with the successful operation of the business, changes in value of non-real estate collateral that may depreciate over time, accounts receivable whose collectability may change and inventory values that may be subject to various risks including obsolescence. General market conditions and economic activity may also impact the performance of these loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various industries and avoids geographic concentrations.
•	Consumer installment loans carry risks associated with the continued credit-worthiness of the borrower and the value of rapidly depreciating assets or lack thereof. These types of loans are more likely than real estate loans to be quickly and adversely affected by job loss, divorce, illness or personal bankruptcy. The Company manages risk by using specific underwriting policies and procedures for these types of loans.
•	All other loans generally support the obligations of state and political subdivisions in the U.S. and are not a material source of business for the Company. The loans carry risks associated with the continued credit-worthiness of the obligations and economic activity. The Company manages risk by using specific underwriting policies and procedures for these types of loans.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component covers uncertainties the could affect management’s estimate of probable losses.

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

Accounting for Certain Loans Acquired in a Transfer

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of FASB ASC 310 which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through the allowance for loan losses.

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the purchased credit impaired or “PCI loans”), subject to FASB ASC Topic 805, Business Combinations, were recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The PCI loans are subject to the credit review standards described above for loans. If and when credit deterioration occurs subsequent to the date the loans were acquired, a provision for loan loss for PCI loans will be charged to earnings for the full amount.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value of the at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2016, 2015 or 2014. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2013 through 2016 are open to examination by the respective tax authorities.

OVERVIEW

Total assets increased $69.3 million, or 5.9%, to $1.250 billion at December 31, 2016 as compared with $1.181 billion at December 31, 2015. Total loans were $836.3 million at December 31, 2016, increasing $87.6 million, or 11.7%, from year end 2015.  Total PCI loans were $52.0 million at December 31, 2016 versus $59.0 million at year end 2015.

The Company’s securities portfolio, excluding equity securities, declined $17.0 million, or 6.1%, from $279.7 million at December 31, 2015 to $262.7 million at December 31, 2016. Net realized gains of $634,000 were recognized during 2016 through sales and call activity, as compared with $472,000 recognized during 2015. The decline in the volume of securities was a strategic decision by management to fund strong loan growth with securities sales, normal securities amortization, call activity, sales and maturities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the AFS portfolio was $216.1 million and $243.3 million at December 31, 2016 and 2015, respectively. The Company had a net unrealized loss of $621,000 and a net unrealized gain of $671,000 in the AFS portfolio at December 31, 2016 and 2015, respectively.

Noninterest bearing deposits increased $32.7 million, or 34.0%, from $96.2 million at December 31, 2015 to $128.9 million at December 31, 2016. Interest bearing deposits at December 31, 2016 were $908.4 million, an increase of $59.1 million, or 7.0%, from December 31, 2015. NOW, MMDA and savings account balances increased $8.6 million, $2.5 million and $6.3 million, respectively, since December 31, 2015. Time deposits less than or equal to $250,000 increased $31.6 million, or 7.7%, during 2016 while time deposits over $250,000 increased $10.1 million, or 8.5%, during 2016.

FHLB advances were $81.9 million at December 31, 2016, compared with $95.7 million at December 31, 2015. The decrease in FHLB advances was offset by the decline in securities.

Long term debt totaled $1.7 million at December 31, 2016, declining by $4.0 million, or 70.6%, since December 31, 2015. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company had paid down this debt by $9.0 million at December 31, 2016, and the loan, which was scheduled to be fully paid on April 21, 2017, was fully paid on January 9, 2017.

Shareholders' equity was $114.5 million at December 31, 2016 and $104.5 million at December 31, 2015.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2016, net income was $9.9 million, or $0.45 per common share, basic and fully diluted, compared with a net loss of $2.5 million, or ($0.11) per common share, for the year ended December 31, 2015.

Net income in 2015 was affected by the third quarter termination of the Bank’s FDIC shared-loss agreements in order to improve profitability beginning in the fourth quarter of 2015. As part of the termination of the shared-loss agreements, the FDIC paid $3.1 million in cash to the Bank, and the remaining $13.1 million of the FDIC indemnification asset related to the agreements was charged off. This transaction eliminated future indemnification asset amortization expense, which had totaled $5.2 million for the 12-month period from July 1, 2014 through June 30, 2015.

In addition to the shared-loss termination charge, the Company had write-downs totaling $1.1 million with respect to two bank buildings held for sale and one parcel in other real estate owned in the third quarter of 2015. Also contributing to the increase in net income for the year ended 2016 was an increase in net interest income of $1.4 million, or 3.5%, as compared to the year ended 2015.

Net loss was $2.5 million for the year ended December 31, 2015, compared with net income of $7.5 million and net income available to common shareholders of $7.3 million for the same period in 2014.   The $10.0 million, or 133.2%, reduction year over year was primarily driven by a $13.4 million increase in noninterest expense. Of this $13.4 million increase, $13.1 million related to the termination of the shared-loss agreement mentioneds above. Earnings (loss) per common share, basic and fully diluted, were $(0.11) for the year ended December 31, 2015 versus $0.33 for the same period in 2014.

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

For the 2016 year, net interest income increased $1.4 million, or 3.6%, and was $41.5 million. The tax equivalent yield on earning assets was 4.50% for 2016 compared with 4.57% for 2015. Interest and fees on loans of $36.0 million in 2016 was an increase of $4.0 million, or 12.5%, compared with $32.0 million for 2015. Interest and fees on PCI loans declined $1.6 million over this same time frame. Of that decline, $475,000 related to cash payments on ADC loans related to pools previously written down to a zero carrying value received in 2015 versus no such payments in 2016. Securities income declined $681,000 for 2016 compared 2015, as securities balances have been liquidated to fund loan growth.

Interest expense of $7.8 million for 2016 represented an increase of $323,000, or 4.31%, compared with 2015. Total average interest bearing liabilities increased $21.4 million, as loan growth has been fueled by this increase and an average balance increase of 23.0%, or $21.7 million, in noninterest bearing deposits, coupled with a decline in the average balance of securities of $36.3 million during 2016.

Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. The Company's net interest spread declined from 3.77% for the year ended December 31, 2015 to 3.69% for the same period in 2016. The tax-equivalent yield on earning assets declined from 4.57% for the year ended December 31, 2015 to 4.50% for the year ended December 31, 2016. The yield on total loans declined 30 basis points, from 5.31% in 2015 to 5.01% in 2016. PCI loan yield fell from 12.39% to 11.29%, and the yield on loans, excluding PCI loans, declined 8 basis points, from 4.65% to 4.57%. The tax-equivalent yield on securities increased from 2.94% for 2015 to 3.11% for 2016, as the Company sold lower yielding securities during the course of 2016 to fund loan demand, thus leaving the portfolio with a higher yield as a result of these transactions.

Net interest income was $40.1 million for the year ended December 31, 2015 versus $41.8 million for the year ended December 31, 2014. This decrease in net interest income was the result of lower interest income of $1.2 million coupled with higher interest expense of $564,000. This is a decrease of $1.7 million, or 4.2%. While the income on loans, excluding PCI loans, increased $2.4 million in 2015 compared with 2014, the income derived from PCI loans dropped by $3.4 million. Cash payments on zero carrying value acquisition, development and construction (ADC) loans were $825,000 greater during 2014 when compared with 2015. Interest income on securities decreased 2.2%, or $175,000. However, interest income on securities on a tax-equivalent basis increased 5.3%, or $439,000, during the same time frame as more of the portfolio was shifted to tax-exempt municipals with higher tax equivalent yield.

The Company’s total loan to deposit ratio was 85.63% at December 31, 2016 versus 85.42% at December 31, 2015. . The Company’s total loan to deposit ratio was 85.42% at December 31, 2015 versus 79.16% at December 31, 2014.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$787,245	$35,998	4.57%	$687,463	$31,990	4.65%	$621,213	$29,635	4.77%
PCI loans	55,178	6,230	11.29	63,552	7,875	12.39	70,421	11,228	15.94
Total loans	842,423	42,228	5.01	751,015	39,865	5.31	691,634	40,863	5.91
Interest bearing bank balances	17,922	122	0.68	14,551	59	0.41	19,103	61	0.32
Federal funds sold	27	-	0.49	1,852	2	0.10	389	-	0.10
Securities (taxable)	178,833	4,696	2.63	220,525	5,469	2.48	268,324	6,835	2.55
Securities (tax exempt)(1)	82,045	3,407	4.15	76,644	3,268	4.26	32,237	1,463	4.54
Total earning assets	1,121,250	50,453	4.50	1,064,587	48,663	4.57	1,011,687	49,222	4.87
Allowance for loan losses	(9,967)			(9,981)			(10,742)
Non-earning assets	85,779			95,190			114,545
Total assets	$1,197,062			$1,149,796			$1,115,490

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$235,571	$636	0.27%	$229,220	$698	0.30%	$204,386	$595	0.29%
Savings	86,499	236	0.27	83,614	260	0.31	77,138	253	0.33
Time deposits	530,531	5,510	1.04	523,726	5,025	0.96	552,709	5,010	0.91
Total deposits	852,601	6,382	0.75	836,560	5,983	0.72	834,233	5,858	0.70
Short-term borrowings	1,776	16	0.88	1,516	12	0.76	1,855	11	0.59
FHLB and other borrowings	105,455	1,210	1.15	96,937	1,179	1.22	85,661	776	0.91
Long-term debt	4,257	212	4.97	7,707	323	4.20	7,077	288	4.07
Total interest bearing liabilities	964,089	7,820	0.81	942,720	7,497	0.80	928,826	6,933	0.75
Noninterest bearing deposits	116,215			94,476			76,515
Other liabilities	5,543			4,490			4,184
Total liabilities	1,085,847			1,041,686			1,009,525
Shareholders' equity	111,215			108,110			105,965

Total liabilities and shareholders' equity	$1,197,062			$1,149,796			$1,115,490
Net interest earnings		$42,633			$41,166			$42,289
Interest spread			3.69%			3.77%			4.12%
Net interest margin			3.80%			3.87%			4.18%

Tax equivalent adjustment:
Securities		$1,158			$1,111			$497

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(Dollars in thousands)

	2016 compared to 2015			2015 compared to 2014
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$4,643	$(635)	$4,008	$3,161	$(806)	$2,355
PCI loans	(1,038)	(607)	(1,645)	(1,095)	(2,258)	(3,353)
Interest bearing bank balances and federal funds sold	12	49	61	(13)	13	—
Securities	(931)	250	(681)	(205)	30	(175)

Total Earning Assets	2,686	(943)	1,743	1,848	(3,021)	(1,173)

Interest Expense:
Demand deposits	19	(80)	(61)	72	30	102
Savings deposits	9	(34)	(25)	21	(14)	7
Time deposits	65	420	485	(263)	279	16
Total deposits	93	306	399	(170)	295	125

Other borrowed funds	76	(152)	(76)	131	308	439

Total interest bearing liabilities	169	154	323	(39)	603	564
Net increase (decrease) in net interest income	$2,517	$(1,097)	$1,420	$1,887	$(3,624)	$(1,737)

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

The provision for loan losses was $166,000 for the year ended December 31, 2016 compared with $0 for each of the years ended December 31, 2015 and 2014. The Company records a separate provision for loan losses for its loan portfolio and its PCI loan portfolio. The provision for loan losses on loans, excluding PCI loans, was $450,000 for the year ended December 31, 2016 compared with $0 for the years ended December 31, 2015 and 2014. The provision for loan losses on PCI loans was a $284,000 credit for the year ended December 31, 2016, which was the result of improvement in expected losses on the Company’s PCI portfolio, which the Company recognized in the fourth quarter of the year. There was no provision for the PCI loan portfolio for the years ended December 31, 2015 and 2014. With respect to the loan portfolio, the provision was taken as additional general reserves to support current period loan growth.

The allowance for loan losses, excluding PCI loans, equaled 92.7% of nonaccrual loans at December 31, 2016 compared with 89.6% at December 31, 2015. The ratio of the allowance for loan losses to total nonperforming assets was 66.1% at December 31, 2016 compared with 62.2% at December 31, 2015.  The ratio of the allowance for loan losses to total loans, excluding PCI loans, was 1.14% at December 31, 2016 compared with 1.28% at December 31, 2015. Net charge-offs were $516,000 in 2016 compared with net recoveries of $292,000 in 2015.

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

Noninterest Income

Noninterest income was $5.2 million for the year ended December 31, 2016, an increase of $98,000, or 1.9%, over $5.1 million for the year ended December 31, 2015. Securities gains of $634,000 in 2016 compared with $472,000 for 2015. Likewise, service charges on deposit accounts increased by $151,000 and were $2.4 million for 2016. Income on bank owned life insurance of $870,000 in 2016 is an increase of $119,000, or 15.9%. Offsetting these increases for 2016 compared with 2015 were decreases of $178,000 in mortgage loan income, which was $606,000 in 2016, $87,000 in other noninterest income, which was $649,000 in 2016, and $69,000 in gain on sale of loans in 2015, which was zero in 2016.

Noninterest income was $5.1 million for the year ended December 31, 2015 versus $5.3 million for the year ended December 31, 2014. This is a decrease of $188,000, or 3.6%. Gains on sales of securities decreased $617,000 in 2015 compared with 2014 and was $472,000 in the current year compared with $1.1 million in 2014. Gains on sales of loans of $69,000 represented a decline of $132,000 in 2015 compared with 2014. Other noninterest income of $736,000 in 2015 was a decrease of $63,000 when compared with 2014. Partially offsetting these decreases in year-over-year noninterest income was mortgage loan income of $784,000, an increase of $573,000 over the year ended December 31, 2014. The mortgage division began operations in the second quarter of 2014 and has progressively increased its production. Also increasing for the year ended December 31, 2015 over the year ended December 31, 2014 were service charges on deposit accounts, which increased $69,000 and were $2.3 million in 2015.

Noninterest Expenses

Noninterest expenses were $32.8 million for the year ended December 31, 2016 compared with $50.3 million for the year ended December 31, 2015. This is a decrease of $17.5 million, or 34.8%. FDIC indemnification asset amortization was $0 for 2016 and $16.2 million for 2015, as a result of the termination of the shared-loss agreements and associated write-off. Other real estate expenses improved $1.1 million in 2016 and were $175,000. The expense in this category in 2015 was primarily from the write-down of $1.1 million in the two bank owned properties and other real estate owned noted previously. Other operating expenses declined $444,000 over the comparison period. Salaries and employee benefits increased $271,000, or 1.5%, in 2016 compared with 2015. FDIC assessment decreased $115,000 and occupancy expenses increased $145,000 in 2016, the result of the Bank’s new branches in Fairfax and Cumberland, Virginia.

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

Income Taxes

For the year ended December 31 2016, income tax expense of $3.8 million represented an effective tax rate of 27.8% compared with an income tax benefit of $2.6 million for the year ended December 31, 2015. The benefit for the year ended 2015 was the result of the net loss for the year generated by the accounting for the termination of the shared-loss agreements.

Income tax reflects a benefit of $2.6 million for the year ended December 31, 2015 versus income tax expense of $2.7 million for the year ended December 31, 2014. The effective tax rate for the 2015 income tax benefit equaled 51.3% versus a 26.6% effective tax rate in 2014.

The Company has evaluated the need for a deferred tax valuation allowance for the years ended December 31, 2016 and 2015 in accordance with FASB ASC 740, Income Taxes. Based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance was required.

Loans

Total loans were $888.3 million at December 31, 2016, increasing $80.6 million from $807.7 million at December 31, 2015. Total loans, excluding PCI loans, were $836.3 million at December 31, 2016 versus $748.7 million at December 31, 2015. Total loans, excluding PCI loans, increased $87.6 million, or 11.7%, during 2016. Construction and land development loans exhibited the largest dollar volume increase year-over-year and were up $30.9 million, or 45.8%, and ended the year at $98.3 million. Commercial mortgage loans of $339.8 million at December 31, 2016 reflected an increase of 6.9%, or $21.8 million, since year end 2015. This is also the largest category of loans in the portfolio. Residential 1-4 family mortgage loans increased $13.3 million, or 6.8%, over this time frame and were $207.9 million at December 31, 2016. Commercial loans of $129.3 million at December 31, 2016 was an increase of $26.8 million over the balance at December 31, 2015. PCI loans were $52.0 million at December 31, 2016, $7.0 million lower than at year-end 2015.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2016
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$207,863	24.86%	$46,623	89.72%	$254,486	28.64%
Commercial	339,804	40.63	649	1.25	340,453	38.33
Construction and land development	98,282	11.75	1,969	3.79	100,251	11.29
Second mortgages	7,911	0.95	2,453	4.72	10,364	1.17
Multifamily	39,084	4.67	270	0.52	39,354	4.43
Agriculture	7,185	0.86	—	—	7,185	0.81
Total real estate loans	700,129	83.72	51,964	100.00	752,093	84.67
Commercial loans	129,300	15.46	—	—	129,300	14.56
Consumer installment loans	5,627	0.67	—	—	5,627	0.63
All other loans	1,243	0.15	—	—	1,243	0.14
Total loans	$836,299	100.00%	$51,964	100.00%	$888,263	100.00%

	2015
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$194,576	25.99%	$52,696	89.38%	$247,272	30.62%
Commercial	317,955	42.47	850	1.44	318,805	39.47
Construction and land development	67,408	9.00	2,310	3.92	69,718	8.63
Second mortgages	8,378	1.12	2,822	4.79	11,200	1.39
Multifamily	45,389	6.06	277	0.47	45,666	5.65
Agriculture	6,238	0.83	—	—	6,238	0.77
Total real estate loans	639,944	85.47	58,955	100.00	698,899	86.53
Commercial loans	102,507	13.69	—	—	102,507	12.69
Consumer installment loans	4,928	0.66	—	—	4,928	0.61
All other loans	1,345	0.18	—	—	1,345	0.17
Total loans	$748,724	100.00%	$58,955	100.00%	$807,679	100.00%

33

	2014
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,171	25.33%	$60,171	89.20%	$227,342	31.25%
Commercial	282,127	42.75	1,148	1.70	283,275	38.94
Construction and land development	57,027	8.64	2,456	3.64	59,483	8.18
Second mortgages	5,997	0.91	3,409	5.05	9,406	1.29
Multifamily	33,812	5.12	276	0.41	34,088	4.69
Agriculture	7,163	1.08	—	—	7,163	0.98
Total real estate loans	553,297	83.83	67,460	100.00	620,757	85.33
Commercial loans	99,783	15.12	—	—	99,783	13.72
Consumer installment loans	5,496	0.83	—	—	5,496	0.76
All other loans	1,444	0.22	—	—	1,444	0.19
Total loans	$660,020	100.00%	$67,460	100.00%	$727,480	100.00%

	2013
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$144,279	24.20%	$64,610	88.18%	$208,889	31.20%
Commercial	247,106	41.45	1,389	1.90	248,495	37.12
Construction and land development	55,238	9.27	2,940	4.01	58,178	8.69
Second mortgages	6,849	1.15	3,898	5.32	10,747	1.61
Multifamily	35,748	6.00	266	0.36	36,014	5.38
Agriculture	9,558	1.60	172	0.23	9,730	1.45
Total real estate loans	498,778	83.67	73,275	100.00	572,053	85.45
Commercial loans	90,282	15.14	—	—	90,282	13.49
Consumer installment loans	5,667	0.95	—	—	5,667	0.85
All other loans	1,446	0.24	—	—	1,446	0.21
Total loans	$596,173	100.00%	$73,275	100.00%	$669,448	100.00%

	2012
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$135,339	23.52%	$74,046	87.47%	$209,385	31.72%
Commercial	246,372	42.80	1,986	2.35	248,358	37.63
Construction and land development	61,090	10.62	3,264	3.86	64,354	9.75
Second mortgages	7,226	1.26	4,864	5.75	12,090	1.83
Multifamily	28,666	4.98	304	0.36	28,970	4.39
Agriculture	10,353	1.80	172	0.20	10,525	1.59
Total real estate loans	489,046	84.98	84,636	99.99	573,682	86.91
Commercial loans	77,911	13.54	—	—	77,911	11.80
Consumer installment loans	6,986	1.21	1	0.01	6,987	1.06
All other loans	1,539	0.27	—	—	1,539	0.23
Total loans	$575,482	100.00%	$84,637	100.00%	$660,119	100.00%

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2016 (dollars in thousands):

	Commercial	Construction and land development
Within 1 year	$37,755	$46,417
Variable Rate
One to Five Years	$18,477	$1,664
After Five Years	5,288	12,270
Total	$23,765	$13,934
Fixed Rate
One to Five Years	$60,505	$36,883
After Five Years	7,275	3,017
Total	$67,780	$39,900
Total Maturities	$129,300	$100,251

Asset Quality – Assets, Excluding PCI Loans

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2016, nonperforming assets totaled $14.7 million and net charge-offs were $516,000. Nonperforming assets totaled $16.2 million and net recoveries were $292,000 at December 31, 2015.

Nonperforming loans were $10.2 million at December 31, 2016 compared to $10.7 million at December 31, 2015, a $427,000 decrease. Additions to nonaccrual loans during 2016 totaled $2.6 million. The increase mainly related to several small residential property relationships, all of which are secured by real estate. There were $699,000 in charge-offs taken during 2016 mainly centered in real estate loans. There were $532,000 in pay-downs during the year, $727,000 in pay-offs and $674,000 in loans returned to accruing status. Foreclosures for the period totaled $377,000.

The following table sets forth selected asset quality data and ratios with respect to assets, excluding PCI loans, at December 31 of the years presented (dollars in thousands):

	2016	2015	2014	2013	2012
Nonaccrual loans	$10,243	$10,670	$16,571	$12,105	$21,048
Loans past due 90 days and accruing interest	—	—	—	—	509
Total nonperforming loans	10,243	10,670	16,571	12,105	21,557
OREO	4,427	5,490	7,743	6,244	10,793
Total nonperforming assets	$14,670	$16,160	$24,314	$18,349	$32,350

Accruing troubled debt restructure loans	$4,653	$4,596	$6,195	$9,922	$9,990

Balances
Specific reserve on impaired loans	1,130	1,144	1,761	1,636	2,733
General reserve related to unimpaired loans	8,363	8,415	7,506	8,808	10,187
Total allowance for loan losses	9,493	9,559	9,267	10,444	12,920
Average loans during the year	787,245	687,463	621,213	585,343	556,113

Impaired loans	18,541	15,266	22,929	22,027	31,508
Non-impaired loans	817,758	733,476	637,091	574,146	543,974
Total loans, net of unearned income	836,299	748,742	660,020	596,173	575,482

Ratios
Allowance for loan losses, excluding PCI loans, to loans	1.14%	1.28%	1.40%	1.75%	2.25%
Allowance for loan losses to nonperforming assets	66.07	62.15	40.10	56.92	39.94
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	92.68	89.59	55.92	86.28	61.38
General reserve to non-impaired loans	1.02	1.15	1.18	1.53	1.87
Nonaccrual loans to loans	1.22	1.43	2.51	2.03	3.66
Nonperforming assets to loans and OREO	1.74	2.14	3.64	3.05	5.52
Net charge-offs (recoveries) to average loans	0.07	(0.04)	0.19	0.42	0.60

At December 31, 2016, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed, and all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2016 was $5.5 million. These loans have either been charged down or sufficiently reserved against to equate to the current expected realizable value. The total amount of the allowance for loan losses attributed to all six relationships was $730,000 at December 31, 2016, or 13.29% of the total credit exposure outstanding.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. The Company had 17 loans for each of the years ended December 31, 2016 and 2015, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were seven loans totaling $4.1 million and four loans totaling $3.9 million for the years ended December 31, 2016 and 2015, respectively, that were restructured using multiple new loans. At December 31, 2016 and 2015, the aggregated outstanding principal of all TDRs was $6.7 million and $6.5 million, respectively, of which $2.0 million and $1.9 million, respectively, were classified as nonaccrual.

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

The following table presents the composition of the Company’s nonaccrual loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2016	2015	2014	2013	2012
Mortgage loans on real estate:
Residential 1-4 family	$2,893	$4,562	$3,342	$4,229	$5,562
Commercial	1,758	1,508	607	1,382	5,818
Construction and land development	5,495	4,509	4,920	5,882	8,815
Second mortgages	—	13	61	225	141
Agriculture	—	—	—	205	250
Total real estate loans	10,146	10,592	8,930	11,923	20,586
Commercial loans	53	—	7,521	127	385
Consumer installment loans	44	78	120	55	77
Total loans	$10,243	$10,670	$16,571	$12,105	$21,048

Allowance for Credit Losses on Loans

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

In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company frequently orders appraisals for all loans with balances in excess of $250,000 when the most recent appraisal is greater than 18 months old and /or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. A ratio analysis is used for all loans with balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The following table indicates the dollar amount of the allowance for loan losses, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2016	2015	2014	2013	2012
Balance, beginning of year	$9,559	$9,267	$10,444	$12,920	$14,835
Loans charged-off:
Commercial	-	3	1,217	325	695
Real estate	687	1,183	1,179	2,999	4,582
Consumer and other loans	191	174	134	167	220
Total loans charged-off	878	1,360	2,530	3,491	5,497
Recoveries:
Commercial	11	1,211	1,065	82	242
Real estate	245	343	178	857	1,807
Consumer and other loans	106	98	110	76	83
Total recoveries	362	1,652	1,353	1,015	2,132
Net charge-offs (recoveries)	516	(292)	1,177	2,476	3,365
Provision for loan losses	450	-	-	-	1,450
Balance, end of year	$9,493	$9,559	$9,267	$10,444	$12,920
Allowance for loan losses to loans	1.14%	1.28%	1.40%	1.75%	2.25%
Net charge-offs (recoveries) to average loans	0.07%	(0.04)%	0.19%	0.42%	0.61%
Allowance to nonperforming loans	92.68%	89.59%	55.92%	86.28%	59.93%

During 2016, the Bank’s net charge-offs increased $808,000 from a net recovery in the prior year and were primarily centered in real estate loans. Net charge-offs (recoveries) by loan category to total net charge-offs were the following for 2016: (2.1%) for commercial loans, 85.7% for real estate loans, and 16.4% for consumer loans.

During 2015, the Bank’s net recoveries increased $1.5 million from a net charge-off in the prior year and were primarily centered in commercial loans. Net charge-offs (recoveries) by loan category to total net recoveries were the following for 2015: 413.7% for commercial loans, (287.7%) for real estate loans, and (26.0%) for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$602	15.5%	$631	13.6%	$977	15.2%	$1,554	15.1%	$1,961	13.5%
Construction and land development	2,195	11.7	1,298	9.0	1,792	8.6	2,163	9.3	3,773	10.6
Real estate mortgage	5,068	72	6,914	76.4	4,822	75.2	6,065	74.4	6,973	74.4
Consumer and other	142	0.8	118	1.0	131	1.0	160	1.2	213	1.5
Unallocated	1,486	—	598	—	1,545	—	502	—	—	—
Total allowance	$9,493	100.00%	$9,559	100.00%	$9,267	100.00%	$10,444	100.00%	$12,920	100.00%

The allowance for loan losses for each of the periods presented includes an amount that could not be related to individual types of loans and thus is referred to as the unallocated portion of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the provision of $450,000 taken during the year ended 2016 primarily due to loan growth resulted in an elevated unallocated amount of $1.5 million at year end. Several factors justify the maintenance of this unallocated amount:

-	The Company experienced an unusually low level of delinquencies at December 31, 2016 which it believes is unsustainable over the next several quarters and is not reflective of the Company’s experience (i.e., not reflective of the actual credit quality of the loan portfolio at December 31, 2016).

-	Coverage ratios at December 31, 2016 relating to the allowance to loans and the allowance to nonperforming loans, as noted in the table above, are in line with peers and are consistent for the Company with prior periods which have proven to be adequate and produce provisions and allowances for loan losses that are directionally consistent with the credit quality of the loan portfolio. This is an indication that the allowance, in the aggregate, is reasonably stated when considering total loans as well as loans with some doubt regarding ultimate collectability.

-	The Company believes reducing the allowance is not indicative of the credit risks of the loan portfolio at December 31, 2016. The $450,000 in provision recorded during 2016 were appropriate at the time they were recorded, and the credit quality of the portfolio at December 31, 2016, ignoring the temporary decline in delinquencies, is generally consistent with the credit quality of the portfolio throughout the year. The Company does not feel that such an adjustment is appropriate given the growth in the portfolio and the consistency of nonaccrual loans.

-	The Company feels that, if the portfolio continues to show improvement and the calculation continues to yield a significant unallocated component, it will make adjustments as considered appropriate in that reporting period(s).

Asset Quality and Allowance for Credit Losses – PCI assets

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

Securities

The Company’s securities portfolio decreased $17.2 million, or 6.0%, from $288.2 million at December 31, 2015 to $271.0 million at December 31, 2016. This decrease is the result of a shift in assets to higher yielding loans. At December 31, 2016, the Company had $216.1 million in securities available for sale and $46.6 million of securities held to maturity. Equity securities totaled $8.3 million. Realized gains of $634,000 occurred during 2016 through sales and call activity.

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

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2016 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	$9,998	$39,726	$18,014	$4,438	$72,176
Fair Value	9,995	39,250	17,636	4,277	71,158
Weighted Avg Yield	0.37%	1.35%	1.73%	2.58%	1.38%
State, county and municipal(1)
Amortized Cost	2,663	62,728	75,745	16,397	157,533
Fair Value	2,646	64,276	75,780	16,301	159,003
Weighted Avg Yield	4.62%	4.02%	3.89%	4.51%	4.02%
Corporate bonds and other securities
Amortized Cost	-	2,576	13,360	-	15,936
Fair Value	-	2,544	12,959	-	15,503
Weighted Avg Yield	-	1.67%	1.67%	-	1.67%
Mortgage Backed securities
Amortized Cost	-	7,942	8,147	1,616	17,705
Fair Value	-	7,904	7,813	1,598	17,315
Weighted Avg Yield	-	1.49%	2.03%	3.07%	1.88%
Total
Amortized Cost	12,661	112,972	115,266	22,451	263,350
Fair Value	12,641	113,974	114,188	22,176	262,979
Weighted Avg Yield	1.26%	2.85%	3.17%	4.02%	3.01%

(1)	Computed on a tax equivalent basis

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Mortgage backed – U.S. Gov’t sponsored agencies	—	—	—	—
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

	December 31, 2014
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$99,608	$113	$(1,014)	$98,707
State, county and municipal	134,405	3,926	(854)	137,477
Corporate and other bonds	11,921	17	(55)	11,883
Mortgage backed – U.S. Gov’t agencies	2,338	18	(98)	2,258
Mortgage backed – U.S. Gov’t sponsored agencies	24,096	174	(27)	24,243
Total Securities Available for Sale	$272,368	$4,248	$(2,048)	$274,568

Securities Held to Maturity
State, county and municipal	$31,677	$1,103	$—	$32,780
Mortgage backed – U.S. Gov’t agencies	4,293	238	—	4,531
Mortgage backed – U.S. Gov’t sponsored agencies	227	1	—	228
Total Securities Held to Maturity	$36,197	$1,342	$—	$37,539

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2016		2015		2014
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
NOW	$127,723	0.18%	$121,329	0.21%	$109,272	0.22%
MMDA	107,848	0.38	107,891	0.41	95,115	0.37
Savings	86,499	0.27	83,614	0.31	77,138	0.33
Time deposits less than $100,000	222,475	1.00	233,784	0.94	248,107	0.93
Time deposits $100,000 and over	308,056	1.07	289,942	0.98	304,601	0.89
Total deposits	$852,601	0.75%	$836,560	0.72%	$834,233	0.70%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2016 (dollars in thousands):

Within 3 months	$53,440
3-6 months	44,272
6-12 months	145,121
over 12 months	95,433
Total	$338,266

Short-term Borrowings

The Company uses short-term borrowings in conjunction with deposits to fund lending and investing activities. Short-term funding includes overnight borrowings from correspondent banks. The following information is provided for borrowings balances, rates, and maturities as of December 31 of the years presented (dollars in thousands):

	2016	2015
Short-term:
Federal Funds purchased	$4,714	$18,921

Maximum month-end outstanding balance	$12,301	$18,921
Average outstanding balance during the year	$1,776	$1,516
Average interest rate during the year	0.88%	0.76%
Average interest rate at end of year	1.10%	1.28%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2016 and 2015 was as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Cash and due from banks	$13,828	$7,393
Interest bearing bank deposits	7,244	9,576
Federal funds sold	—	—
Available for sale securities, at fair value, unpledged	170,898	189,692
Total liquid assets	$191,970	$206,661

Deposits and other liabilities	1,135,280	1,076,070
Ratio of liquid assets to deposits and other liabilities	16.91%	19.21%

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

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III and which became effective January 1, 2015, the federal banking regulators have defined four tests for assessing the capital strength and adequacy of banks, based on three definitions of capital. “Common equity tier 1 capital” is defined as common equity, retained earnings, and accumulated other comprehensive income (AOCI), less certain intangibles. “Tier 1 capital” is defined as common equity tier 1 capital plus qualifying perpetual preferred stock, tier 1 minority interests, and grandfathered trust preferred securities. “Tier 2 capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, non-tier 1 minority interests and a limited amount of the allowance for loan losses. “Total capital” is defined as tier 1 capital plus tier 2 capital. Four risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets, and the ratios are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Common equity tier 1 capital ratio” is common equity tier 1 capital divided by risk-weighted assets. “Tier 1 risk-based capital ratio” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital ratio” is total capital divided by risk-weighted assets. “Leverage ratio” is tier 1 capital divided by total average assets.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019 as follows: 2016 - 0.625%, 2017 – 1.25%, 2018 – 1.875% and 2019 – 2.5%.

On its March 31, 2015 regulatory Call Report, the Bank made the one-time AOCI opt-out election, which allows banks under $250 billion in assets that make the one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of regulatory capital. There is no opportunity to change methodology in future periods.

The following table shows the Company’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Company	$128,877	13.16%	$118,157	13.16%
Bank	127,606	13.03%	119,683	13.34%
Tier 1 Capital to risk weighted assets
Company	119,527	12.20%	108,457	12.08%
Bank	118,256	12.07%	109,983	12.26%
Common Equity Tier 1 Capital to risk weighted assets
Company	115,403	11.78%	104,333	11.62%
Bank	118,256	12.07%	109,983	12.26%
Tier 1 Capital to adjusted average total assets
Company	119,527	9.60%	108,457	9.38%
Bank	118,256	9.50%	109,983	9.55%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 21 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2016, 2015 and 2014 was 3.68%, 3.28% and 3.24%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

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

Off-Balance Sheet Arrangements

A summary of the contract amount of the Bank’s exposure to off-balance sheet risk as of December 31, 2016 and 2015, is as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit	$134,517	$106,099
Standby letters of credit	7,151	7,146
Total commitments with off-balance sheet risks	$141,668	$113,245

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

At December 31, 2016, the fair value of the Company’s cash flow hedge was an unrealized loss of $70,000, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive loss recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2016 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$569,389	$395,474	143,540	$30,375	$—
Trust preferred debt	4,124	—	—	—	4,124
Federal Home Loan Bank advances	81,887	60,000	21,887	—	—
Long term debt	1,670	1,670	—	—	—
Operating leases	10,428	1,180	3,754	1,247	4,247
Total contractual obligations	$667,498	$458,324	169,181	31,622	8,371

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. The Company did not pay dividends to common shareholders during the years ended December 31, 2016, 2015 and 2014. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2016	2015	2014
Return on average assets	0.83%	(0.22)%	0.67%
Return on average equity	8.92%	(2.31)%	7.09%
Leverage	9.29%	9.40%	9.50%

Non GAAP Measures

The Company accounts for business combinations under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The original merger between the Company, TFC and BOE as well as the SFSB transaction were business combinations accounted for using the purchase method of accounting. The TCB transaction was accounted for as an asset purchase. At December 31, 2016, 2015 and 2014, core deposit intangible assets totaled $898,000, $2.8 million and $4.7 million, respectively.

In reporting the results of 2016, 2015 and 2014 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings (loss) per share were $0.50 for the year ended December 31, 2016 compared with $(0.06) in 2015 and $0.40 in 2014. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2016 was 10.23% and 0.94%, respectively, compared with (1.19)% and (0.11)%, respectively, in 2015 and 9.09% and 0.79%, respectively, in 2014.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Net (loss) income	$9,922	$(2,497)	$7,516
Plus: core deposit intangible amortization, net of tax	1,259	1,259	1,259
Non-GAAP operating earnings	$11,181	$(1,237)	$8,775

Total shareholders' equity	$114,536	$104,487	$107,650
Preferred stock (net)	—	—	—
Core deposit intangible (net)	898	2,805	4,713
Common tangible book value	$113,638	$101,682	$102,937
Shares outstanding	21,960	21,867	21,792
Common tangible book value per share	$5.17	$4.65	$4.72

Average assets	$1,197,062	$1,149,796	$1,115,490
Less: average core deposit intangibles	1,893	3,797	5,707
Average tangible assets	$1,195,169	$1,145,999	$1,109,783

Average equity	$111,215	$108,110	$105,965
Less: average core deposit intangibles	1,893	3,797	5,707
Less: average preferred equity	—	—	3,715
Average tangible common equity	$109,322	$104,313	$96,543

Weighted average shares outstanding, diluted	22,161	21,827	21,981
Non-GAAP earnings per share, diluted	$0.50	$(0.06)	$0.40
Average tangible common equity/average tangible assets	9.15%	9.10%	8.70%
Non-GAAP return on average tangible assets	0.94%	(0.11)%	0.79%
Non-GAAP return on average tangible common equity	10.23%	(1.19)%	9.09%

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	%	$	%	$	%	$
Change in Yield curve
+400 bp	4.6	1,931	(7.7)%	(3,100)	0.5%	183
+300 bp	3.3	1,369	(6.2)%	(2,479)	(0.3)%	(131)
+200 bp	2.2	897	(4.2)%	(1,677)	(0.2)%	(96)
+100 bp	0.9	390	(2.3)%	(924)	(0.5)%	(207)
most likely	—	—	—%	—	—%	—
-100 bp	0.1	45	2.6%	1,054	1.6%	624
-200 bp	(1.4)	(585)	1.1%	437	(0.3)%	(132)
-300 bp	(1.5)	(644)	0.9%	376	(0.6)%	(222)
-400 bp	(1.6)	(648)	0.9%	374	(0.6)%	(225)

At December 31, 2016, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 4.6%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 1.6%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation as of December 31, 2016 and 2015 and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankers Trust Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Community Bankers Trust Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Richmond, Virginia

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited Community Bankers Trust Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Community Bankers Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Community Bankers Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community Bankers Trust Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Richmond, Virginia

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Community Bankers Trust Corporation

Richmond, Virginia

We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended December 31, 2014 of Community Bankers Trust Corporation and subsidiary (the “Company”).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Community Bankers Trust Corporation and subsidiary for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina

March 13, 2015

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015

(dollars in thousands)

	2016	2015
ASSETS
Cash and due from banks	$13,828	$7,393
Interest bearing bank deposits	7,244	9,576
Total cash and cash equivalents	21,072	16,969

Securities available for sale, at fair value	216,121	243,270
Securities held to maturity, at cost (fair value of $46,858 and $37,611, respectively)	46,608	36,478
Equity securities, restricted, at cost	8,290	8,423
Total securities	271,019	288,171

Loans held for sale	—	2,101

Loans	836,299	748,724
Purchased credit impaired (PCI) loans	51,964	58,955
Total loans	888,263	807,679
Allowance for loan losses (loans of $9,493 and $9,559, respectively; PCI loans of $200 and $484, respectively)	(9,693)	(10,043)
Net loans	878,570	797,636

Bank premises and equipment, net	28,357	27,378
Bank premises and equipment held for sale	—	110
Other real estate owned (OREO)	4,427	5,490
Bank owned life insurance	27,339	21,620
Core deposit intangibles, net	898	2,805
Other assets	18,134	18,277
Total assets	$1,249,816	$1,180,557

LIABILITIES
Deposits:
Noninterest bearing	$128,887	$96,216
Interest bearing	908,407	849,303
Total deposits	1,037,294	945,519

Federal funds purchased	4,714	18,921
Federal Home Loan Bank advances	81,887	95,656
Long-term debt	1,670	5,675
Trust preferred capital notes	4,124	4,124
Other liabilities	5,591	6,175
Total liabilities	1,135,280	1,076,070

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,959,648 and 21,866,944 shares issued and outstanding, respectively)	220	219
Additional paid in capital	146,667	145,907
Retained deficit	(31,128)	(41,050)
Accumulated other comprehensive loss	(1,223)	(589)
Total shareholders’ equity	114,536	104,487
Total liabilities and shareholders’ equity	$1,249,816	$1,180,557

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars and shares in thousands, except per share data)

	2016	2015	2014
Interest and dividend income
Interest and fees on loans	$35,998	$31,990	$29,635
Interest and fees on PCI loans	6,230	7,875	11,228
Interest on federal funds sold	—	2	—
Interest on deposits in other banks	122	59	61
Interest and dividends on securities
Taxable	4,696	5,469	6,835
Nontaxable	2,249	2,157	966
Total interest and dividend income	49,295	47,552	48,725
Interest expense
Interest on deposits	6,382	5,983	5,858
Interest on other borrowed funds	1,438	1,514	1,075
Total interest expense	7,820	7,497	6,933
Net interest income	41,475	40,055	41,792
Provision for loan losses	166	—	—
Net interest income after provision for loan losses	41,309	40,055	41,792
Noninterest income
Service charges on deposit accounts	2,420	2,269	2,200
Gain on securities transactions, net	634	472	1,089
Gain on sale of loans, net	—	69	201
Income on bank owned life insurance	870	751	769
Mortgage loan income	606	784	211
Other	649	736	799
Total noninterest income	5,179	5,081	5,269
Noninterest expense
Salaries and employee benefits	18,412	18,141	16,136
Occupancy expenses	2,737	2,592	2,597
Equipment expenses	999	1,035	957
FDIC assessment	823	938	805
Data processing fees	1,674	1,709	1,732
FDIC indemnification asset amortization	—	16,195	5,795
Amortization of intangibles	1,907	1,908	1,908
Other real estate expense, net	175	1,275	540
Other operating expenses	6,023	6,467	6,347
Total noninterest expense	32,750	50,260	36,817
Income (loss) before income taxes	13,738	(5,124)	10,244
Income tax expense (benefit)	3,816	(2,627)	2,728
Net income (loss)	$9,922	$(2,497)	$7,516
Dividends paid on preferred stock	—	—	247
Net income (loss) available to common shareholders	$9,922	$(2,497)	$7,269
Net income (loss) per share — basic	$0.45	$(0.11)	$0.33
Net income (loss) per share — diluted	$0.45	$(0.11)	$0.33
Weighted average number of shares outstanding
basic	21,914	21,827	21,755
diluted	22,161	21,827	21,981

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	2016	2015	2014
Net income (loss)	$9,922	$(2,497)	$7,516

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in unrealized (loss) gain in investment securities	(658)	(1,056)	9,280
Tax related to unrealized loss (gain) in investment securities	224	359	(3,155)
Reclassification adjustment for gain in securities sold	(634)	(472)	(1,089)
Tax related to realized gain in securities sold	215	160	370
Defined benefit pension plan:
Change in prior service cost	4	5	4
Change in unrealized gain (loss) in plan assets	199	(142)	(997)
Tax related to defined benefit pension plan	(69)	47	337
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	129	(234)	35
Tax related to cash flow hedge	(44)	80	(12)
Total other comprehensive (loss) income	(634)	(1,253)	4,773
Total comprehensive income (loss)	$9,288	$(3,750)	$12,289

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars and shares in thousands)

							Accumulated
					Additional		Other
	Preferred		Common Stock		Paid in	Retained	Comprehensive
	Stock	Warrants	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2013	$10,680	$1,037	21,709	$217	$144,656	$(45,822)	$(4,109)	$106,659
Issuance of common stock	—	—	35	1	227	—	—	228
Dividends paid on preferred stock	—	—	—	—	—	(247)	—	(247)
Exercise and issuance of employee stock options	—	—	48	—	181	—	—	181
Redemption of preferred stock	(10,680)	—	—	—	—	—	—	(10,680)
Redemption of warrants on preferred stock	—	(1,037)	—	—	257	—	—	(780)
Net income	—	—	—	—	—	7,516	—	7,516
Other comprehensive income	—	—	—	—	—	—	4,773	4,773
Balance December 31, 2014	$—	$—	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	—	—	42	1	276	—	—	277
Exercise and issuance of employee stock options	—	—	33	—	310	—	—	310
Net loss	—	—	—	—	—	(2,497)	—	(2,497)
Other comprehensive loss	—	—	—	—	—	—	(1,253)	(1,253)
Balance December 31, 2015	$—	$—	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	—	—	29	1	155	—	—	156
Exercise and issuance of employee stock options	—	—	64	—	605	—	—	605
Net income	—	—	—	—	—	9,922	—	9,922
Other comprehensive loss	—	—	—	—	—	—	(634)	(634)
Balance December 31, 2016	$—	$—	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Dollars in thousands)

	2016	2015	2014
Operating activities:
Net income (loss)	$9,922	$(2,497)	$7,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	3,447	3,494	3,484
Non-cash contribution of property	—	—	68
Stock-based compensation expense	566	467	332
Amortization of purchased loan premium	243	304	1,087
Deferred tax expense (benefit)	—	(6,077)	(40)
Provision for loan losses	166	—	—
Amortization of security premiums and accretion of discounts, net	1,691	2,546	3,461
Net gain on sale of securities	(634)	(472)	(1,089)
Net (gain) loss on sale and valuation of OREO and bank premises	(122)	1,111	407
Net gain on sale of loans	—	(69)	(201)
Gain on bank owned life insurance investment	—	—	(405)
Originations of mortgages held for sale	(49,185)	(55,465)	(6,973)
Proceeds from sales of mortgages held for sale	51,286	53,564	6,873
Increase in bank owned life insurance investment	(719)	(751)	(769)
Loss on termination of FDIC shared-loss agreement	—	13,084	—
Changes in assets and liabilities:
Decrease in other assets	467	4,558	4,694
(Decrease) increase in other liabilities	(189)	1,488	1,155
Net cash provided by operating activities	16,939	15,285	19,600

Investing activities:
Proceeds from available for sale securities	108,226	146,906	109,983
Proceeds from held to maturity securities	10,484	4,583	16,415
Proceeds from equity securities	3,961	1,845	587
Purchase of available for sale securities	(83,357)	(121,854)	(121,228)
Purchase of held to maturity securities	(20,683)	(2,221)	(15,777)
Purchase of equity securities	(3,828)	(1,452)	(1,045)
Proceeds from sale of other real estate owned	2,376	2,900	4,667
Improvements of other real estate, net of insurance proceeds	(34)	(516)	(509)
Net increase in loans	(83,115)	(85,675)	(78,169)
Principal recoveries of loans previously charged off	362	1,652	1,353
Purchase of premises and equipment, net	(2,524)	(1,768)	(3,875)
Proceeds from termination of FDIC shared-loss agreement	—	3,100	—
Proceeds from sale of loans	224	3,380	13,284
Proceeds from bank owned life insurance investment	—	—	840
Purchase of bank owned life insurance investment	(5,000)	—	—
Proceeds from sale of premises and equipment	145	2,120	—
Net cash used in investing activities	(72,763)	(47,000)	(73,474)

Financing activities:
Net increase in deposits	91,775	26,574	26,604
Net (decrease) increase in federal funds purchased	(14,207)	4,421	8,500
Net (decrease) increase in Federal Home Loan Bank advances	(13,769)	(745)	19,276
Proceeds from issuance of common stock	133	86	39
Cash dividends paid	—	—	(247)
Proceeds from long-term debt	—	—	10,680
Redemption of preferred stock and related warrants	—	—	(11,460)
Payments on long-term debt	(4,005)	(4,005)	(1,000)
Net cash provided by financing activities	59,927	26,331	52,392

Net increase (decrease) in cash and cash equivalents	4,103	(5,384)	(1,482)

Cash and cash equivalents:
Beginning of the period	$16,969	$22,353	$23,835
End of the period	$21,072	$16,969	$22,353

Supplemental disclosures of cash flow information:
Interest paid	$7,706	$7,533	$6,760
Income taxes paid	4,784	1,995	3,134
Transfers of loans to other real estate owned	1,187	821	3,436
Transfers of building premises and equipment to held for sale	—	2,118	465

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary (and subsidiaries of the Bank). All material intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2016 and 2015. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and interest-bearing bank balances.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. For the final weekly reporting period, the aggregate amount of daily average required reserves was $0 for each of the years ended December 31, 2016 and 2015, respectively, as the Bank’s levels of vault cash sufficiently covered the reserve requirement.

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

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The evaluation also considers the following risk characteristics of each loan portfolio:

•	Residential 1-4 family mortgage loans include HELOCs and single family investment properties secured by first liens. The carry risks associated with owner-occupied and investment properties are the continued credit-worthiness of the borrower, changes in the value of the collateral, successful property maintenance and collection of rents due from tenants. The Company manages these risks by using specific underwriting policies and procedures and by avoiding concentrations in geographic regions.
•	Commercial real estate loans, including owner occupied and non-owner occupied mortgages, carry risks associated with the successful operations of the principal business operated on the property securing the loan or the successful operation of the real estate project securing the loan. General market conditions and economic activity may impact the performance of these loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry, and by diversifying the lending to various lines of businesses, such as retail, office, office warehouse, industrial and hotel.

•	Construction and land development loans are generally made to commercial and residential builders/developers for specific construction projects, as well as to consumer borrowers. These carry more risk than real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market and state and local government regulations. The Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry and by diversifying lending to various lines of businesses, in various geographic regions and in various sales or rental price points.
•	Second mortgages on residential 1-4 family loans carry risk associated with the continued credit-worthiness of the borrower, changes in value of the collateral and a higher risk of loss in the event the collateral is liquidated due to the inferior lien position. The Company manages risk by using specific underwriting policies and procedures.
•	Multifamily loans carry risks associated with the successful operation of the property, general real estate market conditions and economic activity. In addition to using specific underwriting policies and procedures, the Company manages risk by avoiding concentrations to geographic regions and by diversifying the lending to various unit mixes, tenant profiles and rental rates.
•	Agriculture loans carry risks associated with the successful operation of the business, changes in value of non-real estate collateral that may depreciate over time and inventory that may be affected by weather, biological, price, labor, regulatory and economic factors. The Company manages risks by using specific underwriting policies and procedures, as well as avoiding concentrations to individual borrowers and by diversifying lending to various agricultural lines of business (i.e., crops, cattle, dairy, etc.).
•	Commercial loans carry risks associated with the successful operation of the business, changes in value of non-real estate collateral that may depreciate over time, accounts receivable whose collectability may change and inventory values that may be subject to various risk including obsolescence. General market conditions and economic activity may also impact the performance of these loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various industries and avoids geographic concentrations.
•	Consumer installment loans carry risks associated with the continued credit-worthiness of the borrower and the value of rapidly depreciating assets or lack thereof. These types of loans are more likely than real estate loans to be quickly and adversely affected by job loss, divorce, illness or personal bankruptcy. The Company manages risk by using specific underwriting policies and procedures for these types of loans.
•	All other loans generally support the obligations of state and political subdivisions in the U.S. and are not a material source of business for the Company. The loans carry risks associated with the continued credit-worthiness of the obligations and economic activity. The Company manages risk by using specific underwriting policies and procedures for these types of loans.

While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component covers uncertainties that could affect management’s estimate of probable losses.

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “PCI loans”), subject to FASB ASC Topic 805, Business Combinations, were recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310-30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

The PCI loans are subject to credit review standards described above for loans. If and when credit deterioration occurs subsequent to the acquisition date, a provision for loan loss for PCI loans will be charged to earnings.

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Depreciation of bank premises and equipment is computed on the straight-line method over estimated useful lives of 10 to 50 years for premises and 3 to 10 years for equipment, furniture and fixtures.

Costs of maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Upon sale or retirement of depreciable properties, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in the determination of income.

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $4.4 million and $5.5 million in other real estate at December 31, 2016 and 2015, respectively.

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

Bank Owned Life Insurance

The Company is the owner and beneficiary of bank owned life insurance (BOLI) policies on certain current and former Bank employees. These policies are recorded at their cash surrender value and can be liquidated, if necessary, with associated tax costs. Income generated from these policies is recorded as noninterest income. The Bank is exposed to credit risk to the extent an insurance company is unable to fulfill its financial obligations under a policy.

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $499,000, $651,000 and $475,000 for 2016, 2015 and 2014, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2016, 2015 or 2014. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2013 through 2016 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. There were no dividends declared or paid in each of the years 2016 and 2015. The Company declared and paid $247,000 in dividends on preferred stock in 2014.

Stock-Based Compensation

In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 14 for details regarding this plan.

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

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The Company’s cash flow hedge was deemed to be effective for each of the years ended 2016 and 2015.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, this ASU will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements due to the nature of the entities that it may reasonably be expected to enter into business combinations with.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents.

For public business entities, this ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

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

For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its accounting, but it expects to recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The only amendment to potentially impact earnings is the one relating to income tax consequences, which refers to a change in the recording of the related tax effects of share-based compensation awards. Currently, an entity must determine for each award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital while tax deficiencies are recognized as income tax expense. Under the amendment, all excess tax benefits and tax deficiencies should be recognized as income tax benefit or expense in the income statement.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements, as stock based compensation has not, and is not expected to be material to its financial statements.

In February 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements. The Company’s preliminary finding is that the new pronouncement will not have a significant impact on its consolidated financial statements as the projected minimum lease payments under existing leases subject to the new pronouncement are less than one percent of its current total assets.

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

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, as the Company currently methodology approximates the guidance above.

In 2014 - 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers; ASU 2015-14, Deferral of the Effective Date; ASU 2016-08, Principal versus Agent Considerations; ASU 2016-10, Identifying Performance Obligations and Licensing; ASU 2016-12, Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date. For public companies, the ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017.

The Company is evaluating the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASUs are not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including net interest income. Preliminary analysis indicates that service charges on deposit accounts and certain components within other noninterest income contain revenue streams that are in scope of these updates; however, the Company does not expect a material change in the timing or measurement of these revenues. The Company plans to adopt the standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption.

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

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentations. Such reclassifications had no impact on net income or shareholders’ equity.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

	December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

The amortized cost and fair value of securities at December 31, 2016 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,561	$1,542	$11,100	$11,099
Due after one year through five years	21,315	21,381	91,657	92,594
Due after five years through ten years	14,856	15,023	100,409	99,162
Due after ten years	8,876	8,912	13,576	13,266
Total securities	$46,608	$46,858	$216,742	$216,121

Proceeds from sales of securities available for sale were $103.7 million, $105.8 million and $79.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

62

	2016	2015	2014
Gross realized gains	$1,265	$974	$1,584
Gross realized losses	(631)	(502)	(495)
Net securities gains	$634	$472	$1,089

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2016, 2015 and 2014.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$29,756	$(324)	$25,155	$(439)	$54,911	$(763)
U.S. Gov’t sponsored agencies	-	-	2,523	(116)	2,523	(116)
State, county and municipal	39,713	(848)	3,885	(312)	43,598	(1,160)
Corporate and other bonds	6,864	(103)	8,639	(330)	15,503	(433)
Mortgage backed – U.S. Gov’t agencies	1,598	(18)	1,897	(101)	3,495	(119)
Mortgage backed – U.S. Gov’t sponsored agencies	9,247	(313)	-	-	9,247	(313)
Total	$87,178	$(1,606)	$42,099	$(1,298)	$129,277	$(2,904)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,846	$(154)	$-	$-	$9,846	$(154)
State, county and municipal	8,052	(185)	-	-	8,052	(185)
Total	$17,898	$(339)	$-	$-	$17,898	$(339)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$20,408	$(84)	$28,063	$(576)	$48,471	$(660)
U.S. Gov’t sponsored agencies	742	(14)	-	-	742	(14)
State, county and municipal	23,733	(252)	10,270	(615)	34,003	(867)
Corporate and other bonds	8,996	(669)	3,290	(42)	12,286	(711)
Mortgage backed – U.S. Gov’t agencies	6,386	(88)	1,919	(79)	8,305	(167)
Mortgage backed – U.S. Gov’t sponsored agencies	24,129	(360)	175	(2)	24,304	(362)
Total	$84,394	$(1,467)	$43,717	$(1,314)	$128,111	$(2,781)

Securities Held to Maturity
State, county and municipal	$3,889	$(35)	$-	$-	$3,889	$(35)

The unrealized losses (impairments) in the investment portfolio at December 31, 2016 and 2015 are generally a result of market fluctuations that occur daily. The unrealized losses are from 177 securities at December 31, 2016. Of those, 155 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twenty-two investment grade asset-backed securities comprised of student loan pools included in corporate obligations make up the remaining securities with unrealized losses at December 31, 2016. The Company considers the reason for impairment, length of impairment, intent, and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $80.2 million and $88.7 million at December 31, 2016 and 2015, respectively, were pledged to secure the cash flow hedge and public deposits as required or permitted by law. At each of December 31, 2016 and 2015, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at December 31, 2016 and 2015 were comprised of the following (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$207,863	24.86%	$194,576	25.99%
Commercial	339,804	40.63	317,955	42.47
Construction and land development	98,282	11.75	67,408	9.00
Second mortgages	7,911	0.95	8,378	1.12
Multifamily	39,084	4.67	45,389	6.06
Agriculture	7,185	0.86	6,238	0.83
Total real estate loans	700,129	83.72	639,944	85.47
Commercial loans	129,300	15.46	102,507	13.69
Consumer installment loans	5,627	0.67	4,928	0.66
All other loans	1,243	0.15	1,345	0.18
Total loans	$836,299	100.00%	$748,724	100.00%

The Company held $15.8 million and $13.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2016 and 2015, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $749,000 and $586,000 at December 31, 2016 and 2015, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At December 31, 2016 and 2015, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,704	$1,931	$—	$2,749	$3,274	$—
Commercial	6,570	7,078	—	4,327	4,814	—
Construction and land development	—	—	—	—	—	—
Second mortgages	—	—	—	—	—	—
Total real estate loans	8,274	9,009	—	7,076	8,088	—
Commercial loans	1,200	1,200	—	—	—	—
Consumer installment loans	—	—	—	—	—	—
Subtotal impaired loans with no valuation allowance	9,474	10,209	—	7,076	8,088	—
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,621	3,062	283	3,215	3,619	490
Commercial	617	1,051	73	375	699	64
Construction and land development	5,495	6,746	730	4,508	6,179	574
Second mortgages	—	—	—	13	14	2
Total real estate loans	8,733	10,859	1,086	8,111	10,511	1,130
Commercial loans	53	53	7	—	—	—
Consumer installment loans	281	285	37	79	84	14
Subtotal impaired loans with a valuation allowance	9,067	11,197	1,130	8,190	10,595	1,144
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,325	4,993	283	5,964	6,893	490
Commercial	7,187	8,129	73	4,702	5,513	64
Construction and land development	5,495	6,746	730	4,508	6,179	574
Second mortgages	—	—	—	13	14	2
Total real estate loans	17,007	19,868	1,086	15,187	18,599	1,130
Commercial loans	1,253	1,253	7	—	—	—
Consumer installment loans	281	285	37	79	84	14
Total impaired loans	$18,541	$21,406	$1,130	$15,266	$18,683	$1,144

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	2016		2015		2014
	Average Investment	Interest Recognized	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,301	$78	$5,544	$73	$5,430	$87
Commercial	5,217	284	5,066	173	7,230	228
Construction and land development	5,178	—	5,054	—	5,431	8
Second mortgages	86	—	42	—	191	—
Agriculture	—	—	—	—	41	—
Total real estate loans	15,782	362	15,706	246	18,323	323
Commercial loans	283	49	2,987	—	1,550	—
Consumer installment loans	266	4	92	—	92	—
Total impaired loans	$16,331	$415	$18,785	$246	$19,965	$323

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2016 and December 31, 2015 is set forth in the table below (dollars in thousands):

	December 31, 2016	December 31, 2015
Nonaccruals	$10,243	$10,670
Trouble debt restructure and still accruing	4,653	4,596
Substandard and still accruing	3,645	—
Total impaired	$18,541	$15,266

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the year ended December 31, 2016. Cash basis income of $465,000 and $612,000 was recognized during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, estimated interest income of $681,000, $734,000 and $890,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days old and still accruing interest for each of the years ended December 31, 2016 and 2015. The following tables present an age analysis of past due status of loans, excluding PCI loans, by category as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$296	$2,893	$3,189	$204,674	$207,863
Commercial	—	1,758	1,758	338,046	339,804
Construction and land development	54	5,495	5,549	92,733	98,282
Second mortgages	—	—	—	7,911	7,911
Multifamily	—	—	—	39,084	39,084
Agriculture	—	—	—	7,185	7,185
Total real estate loans	350	10,146	10,496	689,633	700,129
Commercial loans	—	53	53	129,247	129,300
Consumer installment loans	3	44	47	5,580	5,627
All other loans	—	—	—	1,243	1,243
Total loans	$353	$10,243	$10,596	$825,703	$836,299

	December 31, 2015
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$811	$4,562	$5,373	$189,203	$194,576
Commercial	1,471	1,508	2,979	314,976	317,955
Construction and land development	51	4,509	4,560	62,848	67,408
Second mortgages	135	13	148	8,230	8,378
Multifamily	—	—	—	45,389	45,389
Agriculture	—	—	—	6,238	6,238
Total real estate loans	2,468	10,592	13,060	626,884	639,944
Commercial loans	16	—	16	102,491	102,507
Consumer installment loans	10	78	88	4,840	4,928
All other loans	33	—	33	1,312	1,345
Total loans	$2,527	$10,670	$13,197	$735,527	$748,724

Activity in the allowance for loan losses on loans, excluding PCI loans, by segment for the years ended December 31, 2016, 2015 and 2014 is presented in the following tables (dollars in thousands):

	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	December 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,884	$303	$(560)	$142	$2,769
Commercial	3,769	(1,772)	(112)	67	1,952
Construction and land development	1,298	886	(15)	26	2,195
Second mortgages	96	(34)	—	10	72
Multifamily	141	119	—	—	260
Agriculture	24	(9)	—	—	15
Total real estate loans	8,212	(507)	(687)	245	7,263
Commercial loans	631	(40)	—	11	602
Consumer installment loans	93	127	(191)	106	135
All other loans	25	(18)	—	—	7
Unallocated	598	888	—	—	1,486
Total loans	$9,559	$450	$(878)	$362	$9,493

	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$2,698	$593	$(490)	$83	$2,884
Commercial	1,963	1,773	—	33	3,769
Construction and land development	1,792	(31)	(593)	130	1,298
Second mortgages	49	50	(100)	97	96
Multifamily	54	87	—	—	141
Agriculture	58	(34)	—	—	24
Total real estate loans	6,614	2,438	(1,183)	343	8,212
Commercial loans	977	(1,554)	(3)	1,211	631
Consumer installment loans	72	97	(174)	98	93
All other loans	59	(34)	—	—	25
Unallocated	1,545	(947)	—	—	598
Total loans	$9,267	$—	$(1,360)	$1,652	$9,559

	December 31, 2013	Provision Allocation	Charge-offs	Recoveries	December 31, 2014
Mortgage loans on real estate:
Residential 1-4 family	$3,813	$(460)	$(733)	$78	$2,698
Commercial	1,992	322	(446)	95	1,963
Construction and land development	2,163	(372)	—	1	1,792
Second mortgages	88	(43)	—	4	49
Multifamily	101	(47)	—	—	54
Agriculture	71	(13)	—	—	58
Total real estate loans	8,228	(613)	(1,179)	178	6,614
Commercial loans	1,554	(425)	(1,217)	1,065	977
Consumer installment loans	93	3	(134)	110	72
All other loans	67	(8)	—	—	59
Unallocated	502	1,043	—	—	1,545
Total loans	$10,444	$—	$(2,530)	$1,353	$9,267

The provision for loan losses on Consolidated Statement of Income (Loss) includes a credit of $284,000 related to the PCI loans. See Note 4 for more details.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$283	$2,486	$2,769	$4,325	$203,538	$207,863
Commercial	73	1,879	1,952	7,187	332,617	339,804
Construction and land development	730	1,465	2,195	5,495	92,787	98,282
Second mortgages	—	72	72	—	7,911	7,911
Multifamily	—	260	260	—	39,084	39,084
Agriculture	—	15	15	—	7,185	7,185
Total real estate loans	1,086	6,177	7,263	17,007	683,122	700,129
Commercial loans	7	595	602	1,253	128,047	129,300
Consumer installment loans	37	98	135	281	5,346	5,627
All other loans	—	7	7	—	1,243	1,243
Unallocated	—	1,486	1,486	—	—	—
Total loans	$1,130	$8,363	$9,493	$18,541	$817,758	$836,299

	December 31, 2015
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$490	$2,394	$2,884	$5,964	$188,612	$194,576
Commercial	64	3,705	3,769	4,702	313,253	317,955
Construction and land development	574	724	1,298	4,508	62,900	67,408
Second mortgages	2	94	96	13	8,365	8,378
Multifamily	—	141	141	—	45,389	45,389
Agriculture	—	24	24	—	6,238	6,238
Total real estate loans	1,130	7,082	8,212	15,187	624,757	639,944
Commercial loans	—	631	631	—	102,507	102,507
Consumer installment loans	14	79	93	79	4,849	4,928
All other loans	—	25	25	—	1,345	1,345
Unallocated	—	598	598	—	—	—
Total loans	$1,144	$8,415	$9,559	$15,266	$733,458	$748,724

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $15.8 million and $13.4 million at December 31, 2016 and 2015, respectively.

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

The following tables present the composition of loans, excluding PCI loans, by credit quality indicator at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$199,973	$4,612	$3,278	$—	$207,863
Commercial	330,851	3,168	5,785	—	339,804
Construction and land development	92,556	234	5,492	—	98,282
Second mortgages	7,474	437	—	—	7,911
Multifamily	36,474	—	2,610	—	39,084
Agriculture	7,067	118	—	—	7,185
Total real estate loans	674,395	8,569	17,165	—	700,129
Commercial loans	122,129	5,879	1,292	—	129,300
Consumer installment loans	5,563	20	44	—	5,627
All other loans	1,243	—	—	—	1,243
Total loans	$803,330	$14,468	$18,501	$—	$836,299

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$182,394	$6,612	$5,570	$—	$194,576
Commercial	306,267	8,520	3,168	—	317,955
Construction and land development	62,391	434	4,583	—	67,408
Second mortgages	7,126	1,239	13	—	8,378
Multifamily	45,389	—	—	—	45,389
Agriculture	6,113	125	—	—	6,238
Total real estate loans	609,680	16,930	13,334	—	639,944
Commercial loans	98,159	4,290	58	—	102,507
Consumer installment loans	4,593	256	79	—	4,928
All other loans	1,345	—	—	—	1,345
Total loans	$713,777	$21,476	$13,471	$—	$748,724

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 17 loans for each of the years ended December 31, 2016 and 2015 that met the definition of a TDR.

During the year ended December 31, 2016, the Company modified four loans that were considered to be TDRs. The Company extended the terms for all four loans and the interest rate was lowered for three of these loans. The following table presents information relating to loans modified as TDRs during the year ended December 31, 2016 (dollars in thousands):

	Year ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Mortgage loans on real estate:
Residential 1-4 family	1	$81	$93
Commercial	1	298	298
Construction and land development	1	217	217
Total real estate loans	3	596	608
Consumer loans	1	248	248
Total loans	4	$844	$856

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

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the years ended December 31, 2016, 2015 and 2014.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2016 the Company had 1-4 family mortgages in the amount of $155.3 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $142.2 million.

Note 4.  PCI Loans and Related Allowance for Loan Losses

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the FDIC to assume all of the deposits and certain other liabilities and acquire substantially all assets of SFSB. The Company is applying the provisions of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “PCI” loans). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310-30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1-4 family, were analogized to meet the criteria of FASB ASC 310-30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

As of December 31, 2016 and 2015, the outstanding contractual balance of the PCI loans was $81.1 million and $91.3 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$46,623	89.72%	$52,696	89.38%
Commercial	649	1.25	850	1.44
Construction and land development	1,969	3.79	2,310	3.92
Second mortgages	2,453	4.72	2,822	4.79
Multifamily	270	0.52	277	0.47
Total real estate loans	51,964	100.00	58,955	100.00
Total PCI loans	$51,964	100.00%	$58,955	100.00%

There was no activity in the allowance for loan losses on PCI loans for the years ended December 31, 2015 and 2014. The only activity in the allowance for the year ended December 31, 2016 was a $284,000 credit to the provision for loan losses on PCI loans, which was the result of an increase in expected cash flows in the Company’s PCI loan portfolio.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$46,623	$484	$52,696
Commercial	—	649	—	850
Construction and land development	—	1,969	—	2,310
Second mortgages	—	2,453	—	2,822
Multifamily	—	270	—	277
Total real estate loans	200	51,964	484	58,955
Total PCI loans	$200	$51,964	$484	$58,955

The change in the accretable yield balance for the years ended December 31, 2016, 2015 and 2014 is as follows (dollars in thousands):

Balance, January 1, 2014	$51,515
Accretion	(11,204)
Reclassification from nonaccretable yield	10,771
Balance, December 31, 2014	$51,082
Accretion	(7,811)
Reclassification from nonaccretable yield	5,857
Balance, December 31, 2015	$49,128
Accretion	(6,206)
Reclassification from nonaccretable yield	5,433
Balance, December 31, 2016	$48,355

The PCI loans were not classified as nonperforming assets as of December 31, 2016 or 2015, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

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

The following table presents the balances of the FDIC indemnification asset at December 31, 2015 and 2014 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2014	$13,514	$10,811	$14,598	$25,409
Increases:
Writedown of OREO property to FMV	34	27		27
Decreases:
Net amortization of premium			(5,795)	(5,795)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	(87)	(69)		(69)
OREO sales	(1,085)	(868)		(868)
Reimbursements requested from FDIC	(118)	(95)		(95)
Reforecasted Change in Anticipated Expected Losses	(6,707)	(5,365)	5,365	—
December 31, 2014	5,551	4,441	14,168	18,609
Increases:
Writedown of OREO property to FMV	—	—		—
Decreases:
Net amortization of premium			(3,104)	(3,104)
Charge-off due to termination of shared-loss agreement			(13,091)	(13,091)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	34	27		27
OREO sales	(131)	(105)		(105)
Reimbursements requested from FDIC	(2,920)	(2,336)		(2,336)
Reforecasted Change in Anticipated Expected Losses	(2,534)	(2,027)	2,027	—
December 31, 2015	$—	$—	$—	$—

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	2016	2015
Land	$8,035	$8,060
Land improvements and buildings	20,048	19,815
Leasehold improvements	762	315
Furniture and equipment	8,797	8,211
Construction in progress	892	171
Total	38,534	36,572
Less accumulated depreciation and amortization	(10,177)	(9,194)
Bank premises and equipment, net	$28,357	$27,378

Depreciation expense was $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7. Other Real Estate Owned

The following table presents the balances of other real estate owned at December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015

Residential 1-4 family	$1,276	$1,407
Commercial	643	634
Construction and land development	2,508	3,449
Total other real estate owned	$4,427	$5,490

At December 31, 2016, the Company had $2.4 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 8. Other Intangibles

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years. The core deposit intangible related to the Georgia transaction was written off in conjunction with the sale of the branches in that market in 2013. The Company estimates that it will recognize amortization expense of $898,000 in the year ended December 31, 2017, which is the final year of amortization.

Other intangible assets are presented in the following table (dollars in thousands):

	December 31, 2016	December 31, 2015

Core deposit intangibles	$20,290	$20,290
Accumulated amortization	(17,919)	(16,012)
Reduction due to sale of deposits	(1,473)	(1,473)
Balance	$898	$2,805

Note 9.  Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015

NOW	$137,332	$128,761
MMDA	111,346	108,810
Savings	90,340	84,047
Time deposits less than or equal to $250,000	440,699	409,085
Time deposits over $250,000	128,690	118,600
Total interest bearing deposits	$908,407	$849,303

The scheduled maturities of time deposits at December 31, 2016 are as follows (dollars in thousands):

2017	$395,474
2018	90,004
2019	53,536
2020	16,408
2021	13,967
$569,389

Brokered deposits totaled $53.4 million and $62.3 million at December 31, 2016 and 2015, respectively.

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

	As of December 31
	2016	2015
Short-term:
Federal Funds purchased	$4,714	$18,921

Maximum month-end outstanding balance	$12,301	$18,921
Average outstanding balance during the year	$1,776	$1,516
Average interest rate during the year	0.88%	0.76%
Average interest rate at end of year	1.10%	1.28%

Long-term borrowings are obtained through the FHLB of Atlanta. As of December 31, 2016, the Company had residential 1-4 family mortgages in the amount of $155.3 million pledged as collateral to the FHLB for a total borrowing capacity of $142.2 million. The Company had $11.6 million and $10.7 million in variable LIBOR rate long-term borrowings at December 31, 2016 and 2015, respectively.

On April 23, 2014, the Company repurchased the then outstanding 10,680 shares of Series A Preferred Stock (see Note 28). The Company funded the repurchase through an unsecured third-party term loan. The term loan, which has a maturity date of April 21, 2017, requires that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. The interest rate resets quarterly based on three-month LIBOR plus 3.50% per annum. The terms of the loan require the Company to be in compliance with certain covenants, such as maintenance of minimum regulatory capital ratios, minimum return on assets, minimum cash on hand, minimum dividend capacity, and subsidiary dividend restrictions.

In January 2017, the Company paid the then remaining outstanding balance of $1.7 million. There were no prepayment penalties related to this transaction.

The following information is provided for long-term borrowings balances, rates, and maturities (dollars in thousands):

	As of December 31
	2016	2015	Interest Rates	Maturities
Long-term:
Federal Home Loan Bank advances	$81,887	$95,656	0.56-1.80%	2017 - 2019
Long-term debt	1,670	5,675	4.20%	2017
Total long-term borrowings	$83,557	$101,331

Maturities of long-term debt at December 31, 2016 are as follows (dollars in thousands):

2017	$61,670
2018	10,000
2019	11,887
Total	$83,557

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $45.0 million at December 31, 2016.

Note 11. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	December 31, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive (loss) income before reclassifications	(434)	131	85	(218)
Amounts reclassified from AOCI	(419)	3	—	(416)
Net current period other comprehensive (loss) income	(853)	134	85	(634)
Ending balance	$(410)	$(767)	$(46)	$(1,223)

	December 31, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive (loss) income before reclassifications	(697)	(93)	(154)	(944)
Amounts reclassified from AOCI	(312)	3	—	(309)
Net current period other comprehensive (loss) income	(1,009)	(90)	(154)	(1,253)
Ending balance	$443	$(901)	$(131)	$(589)

	December 31, 2014
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(3,954)	$(155)	$—	$(4,109)
Other comprehensive (loss) income before reclassifications	6,125	(659)	23	5,489
Amounts reclassified from AOCI	(719)	3	—	(716)
Net current period other comprehensive (loss) income	5,406	(656)	23	4,773
Ending balance	$1,452	$(811)	$23	$664

The following tables present the effects of reclassifications out of AOCI on line items of consolidated (loss) income for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Details about AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Income
	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Securities available for sale
Unrealized gains on securities available for sale	$(634)	$(472)	$(1,089)	Gain on securities transactions, net
Related tax expense	215	160	370	Income tax expense (benefit)
	(419)	(312)	(719)	Net of tax

Defined benefit plan
Amortization of prior service cost	4	5	4	Salaries and employee benefits
Related tax benefit	(1)	(2)	(1)	Income tax expense (benefit)
	3	3	3	Net of tax
Total reclassifications for the period	$(416)	$(309)	$(716)

Note 12. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (dollars in thousands):

	2016	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,228	$3,415	$3,315
Deferred compensation	761	493	661
Unrealized loss on available for sale securities	211	—	—
Pension adjustment	395	464	417
Purchase accounting adjustment (1)	5,730	5,696	—
Depreciation premises and equipment	—	—	180
OREO	608	569	667
Other	392	440	392
	$11,325	$11,077	$5,632
Deferred tax liabilities:
Accrued pension	367	426	411
Purchase accounting adjustment (1)	—	—	942
Unrealized gain on available for sale securities	—	228	747
Depreciation premises and equipment	496	287	—
Other	18	18	123
	$881	$959	$2,223
Net deferred tax asset	$10,444	$10,118	$3,409

(1)	Purchase accounting adjustment includes timing differences related to PCI loans, purchased fixed assets, and differences in income recognition on the purchase transactions.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

The Company has evaluated the need for a deferred tax valuation allowance for the year ended December 31, 2016 in accordance with FASB ASC 740. Based on its historical levels of taxable income, a three year income projection of taxable income and tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, the Company believes that it is more likely than not that the deferred tax assets are realizable. Therefore, no allowance is required. Years 2013 through 2016 are subject to audit by taxing authorities.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2016	2015	2014
Current tax provision	$3,816	$3,450	$2,768
Deferred tax expense (benefit)	—	(6,077)	(40)

Income tax expense (benefit)	$3,816	$(2,627)	$2,728

The following is a reconciliation of the expected income tax expense (benefit) with the reported expense for each year:

	2016	2015	2014
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
(Reduction) Increase in taxes resulting from:
Municipal interest	(5.3)	(13.6)	(3.1)
Bank owned life insurance income	(1.9)	(4.9)	(3.8)
Other, net	1.0	1.2	(0.5)
Effective tax rate	27.8%	(51.3)%	26.6%

Note 13. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all the Defined Benefit Plan participants effective December 31, 2010. The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2016 and 2015 (dollars in thousands):

	December 31
	2016	2015
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,836	$5,154
Interest cost	190	189
Actuarial (gain)/loss	29	(143)
Benefits paid	(1,068)	(405)
Settlement gain	10	41
Benefit obligation, ending	$3,997	$4,836

Change in Plan Assets
Fair value of plan assets, beginning of year	$4,725	$5,135
Actual return on plan assets	258	(5)
Benefits paid	(1,068)	(405)
Fair value of plan assets, ending	3,915	4,725
Funded Status	$(82)	$(111)

Amounts Recognized in the Balance Sheet
Other liabilities	$(82)	$(111)
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,108	$1,307
Prior service cost	54	58
Deferred tax	(395)	(464)
Total amount recognized	$767	$901

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2016 and 2015 was $4.0 million and $4.8 million, respectively.

The following table provides the components of net periodic benefit cost (income) for the plan for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Interest cost	$190	$189	$223
Expected return on plan assets	(326)	(353)	(396)
Amortization of prior service cost	4	5	4
Recognized net loss due to settlement	253	70	19
Recognized net actuarial loss	54	43	—
Net periodic benefit cost	$175	$(46)	$(150)

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive (loss) income	$(29)	$92	$842

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December 31
	2016	2015	2014
Discount rate used for net periodic pension cost	4.25%	4.00%	5.00%
Discount rate used to determine obligation	4.00%	4.25%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2016 are as follows (dollars in thousands):

Net gain	$(199)
Amortization of prior service cost	(4)
Total amount recognized	$(203)

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2017 are as follows (dollars in thousands):

Prior service cost	$4
Net loss	47
Total amount recognized	$51

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2016 and 2015 by asset category were as follows:

	December 31
	2016	2015
Asset Category
Mutual funds — fixed income	39.00%	40.00%
Mutual funds — equity	61.00	60.00
Cash and equivalents	0.00	0.00
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 22, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2016 and 2015 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2016	December 31, 2015

Cash	$—	$7
Mutual funds:
Fixed income funds	1,517	1,903
International funds	568	686
Large cap funds	807	1,117
Mid cap funds	412	550
Small cap funds	185	219
Stock fund	426	243
	$3,915	$4,725

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 39% fixed income and 61% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2017	$—
Expected Benefit Payments
2017	75
2018	95
2019	597
2020	180
2021	74
2022-2026	1,662

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

The amounts charged to expense under these plans for the years ended December 31, 2016, 2015 and 2014 were $568,000, $584,000 and $475,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $290,000, $154,000 and $165,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The associated liabilities related to these agreements were $2.4 million and $1.9 million at December 31, 2016 and 2015, respectively. During 2016, the Company changed the discount rate related to these plans from 6% to 5%. This resulted in an expense of $134,000 for the year ended December 31, 2016.

Effective June 1, 2016, the Company commenced a non-qualified defined contribution retirement plan for certain key executive officers.  The purpose of the plan is to enhance the retirement benefits that the Company provides to each officer and to recognize each officer for overall performance through additional incentive-based compensation. For 2016, the planned contributions were based on the same metrics that the Company used for its annual incentive plan for executive officers.  The metrics were net income, the amount of non-performing assets as a percentage of total assets, a job-related discretionary component and non-interest-bearing deposit growth, which were assigned weights of 75%, 10%, 10% and 5%, respectively.  Initial contributions are 50% vested as of December 31, 2016 and will be 100% vested as of December 31, 2017.  All subsequent contributions will be fully vested when credited. The expense related to this plan was $345,000 for the year ended December 31, 2016 with an associated liability of the same amount.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Expected volatility	50.0%	50.0%	50.0%
Expected dividend	—	1.0%	1.0%
Expected term (years)	6.25	6.25	6.25
Risk free rate	1.70%	1.67%	2.00%

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

In January 2013, the Company granted 25,000 restricted shares of common stock to an executive officer in accordance with the minimum rules for long-term equity grants for companies participating in the Department of the Treasury’s TARP Capital Purchase Program.  These rules require that for each 25% of total financial assistance repaid, 25% of the total restricted stock may become transferrable.    Following the Company’s repayment of such financial assistance, 25% of this award vested and became transferable in January 2014, January 2015 and January 2016. The remaining 25% of this award will vest (and will become transferable) in January 2017 in accordance with the terms of the award. See Note 28 for further information related to the Company’s participation in the TARP Capital Purchase Program.

The Company issues equity grants to non-employee directors as payment for annual retainer fees. The fair market value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2016, 2015 and 2014 is shown in the following table:

	For the Year Ended
	2016		2015		2014
Month	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value
March	7,956	4.90	8,882	4.39	7,375	4.00
June	7,400	5.27	8,862	4.40	9,954	4.16
September	7,166	5.44	7,722	5.05	8,901	4.38
December	6,182	6.30	7,205	5.41	8,697	4.48

The Company granted 175,000 options in 2014, 320,000 options in 2015, and 263,000 options in 2016 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2016, is shown in the following table:

	Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	952,500	$3.11
Granted	263,000	5.07
Forfeited	(22,750)	4.20
Expired	—	—
Exercised	(57,750)	2.31
Outstanding at end of year	1,135,000	3.58	$4,161,910
Options outstanding and exercisable at end of year	551,000	2.60	$2,561,453

Weighted average remaining contractual life for outstanding and exercisable shares at year end	68 months

The weighted average fair value per option of options granted during the year was $2.52, $1.97, and $1.73 for the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2016. This amount changes with changes in the market value of the Company’s stock. The Company received $133,000, $86,000 and $39,000 in cash related to option exercises with a total intrinsic value of $167,000, $93,000 and $74,000 during the years ended December 31, 2016, 2015 and 2014, respectively. A tax benefit of $62,000, $34,000 and $38,000 was recognized in additional paid-in-capital in connection with the option exercises and issuances of restricted stock during 2016, 2015 and 2014, respectively.

The Company recorded total stock-based compensation expense of $566,000, $467,000 and $332,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Of the $566,000 in expense that was recorded in 2016, $410,000 related to employee grants and is classified as salaries and employee benefits expense; $156,000 related to the non-employee director grants and is classified as other operating expenses. Of the $467,000 in expense that was recorded in 2015, $310,000 related to employee grants and is classified as salaries and employee benefits expense; $157,000 related to the non-employee director grants and is classified as other operating expenses. Of the $332,000 in expense that was recorded in 2014, $182,000 related to employee grants and is classified as salaries and employee benefits expense; $149,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2016:

	Options		Restricted Stock
		Weighted Average Grant-Date		Weighted Average Grant-Date
	Number of Shares	Fair Value	Number of Shares	Fair Value

Non-vested at beginning of the year	546,500	$1.66	12,500	$2.86
Granted	263,000	2.52	—	—
Vested	(202,750)	1.40	(6,250)	2.86
Forfeited	(22,750)	1.92	—	—
Non-vested at end of year	584,000	2.13	6,250	2.86

The unrecognized compensation expense related to non-vested options and restricted stock was $822,000 at December 31, 2016 to be recognized over a weighted average period of 30 months. The total fair market value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $284,000, $148,000 and $101,000, respectively.

Note 15. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the year ended December 31, 2016
Basic EPS	$9,922	21,914	$0.45
Effect of dilutive stock awards	—	247	—
Diluted EPS	$9,922	22,161	$0.45

For the year ended December 31, 2015
Basic EPS	$(2,497)	21,827	$(0.11)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(2,497)	21,827	$(0.11)

For the year ended December 31, 2014
Basic EPS	$7,269	21,755	$0.33
Effect of dilutive stock awards	—	226	—
Diluted EPS	$7,269	21,981	$0.33

Antidilutive common shares issuable under awards or options of 953,000 were excluded from the computation of diluted earnings per common share for the year ended 2015. There were no antidilutive exclusions from the computation of diluted earnings per common share for the years ended 2016 and 2014, respectively.

Note 16. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. The table below presents the activity for both direct and indirect loans at December 31, 2016 and 2015 (dollars in thousands).

	December 31
	2016	2015
Balance, beginning of year	$6,727	$2,081
Principal additions	1,481	5,517
Repayments and reclassifications	(1,684)	(871)
Balance, end of year	$6,524	$6,727

Indirect loans at December 31, 2016 and 2015 were $6.5 million and $6.7 million, respectively.

The Bank held deposits of related parties in the amount of $2.0 million at December 31, 2016 and 2015.

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $390,000 and $440,000 of cash pledged as collateral as of December 31, 2016 and 2015, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the years ended 2016 and 2015. The fair value of the Company’s cash flow hedge was an unrealized loss of $70,000 and $199,000 at December 31, 2016 and 2015, respectively, and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income net of associated tax effects.

Note 18. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  All transfers of funds from the banking subsidiary to the parent corporation require prior approval from federal and state regulatory authorities as a result of the retained deficit at the banking subsidiary.  However, there are guidelines that exist that guide the bank as to amounts that may be transferred with appropriate prior approval.  As of December 31, 2016, 2015 and 2014, the aggregate amount of funds that could be transferred from the banking subsidiary to the parent corporation, with prior regulatory approval, totaled $5.7 million, $0 and $1.1 million, respectively.

Note 19. Concentration of Credit Risk

At December 31, 2016 and 2015, the Bank’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 84.67% and 86.53% of the loan portfolio for 2016 and 2015, respectively.

The Bank maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $10.8 million and $4.5 million at December 31, 2016 and 2015, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Bank’s exposure to off-balance sheet risk as of December 31, 2016 and 2015, is as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Commitments with off-balance sheet risk:
Commitments to extend credit	$134,517	$106,099
Standby letters of credit	7,151	7,146
Total commitments with off-balance sheet risks	$141,668	$113,245

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, based on regulatory guidelines, the Company believes that the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

					Required in Order to be
	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital to risk weighted assets
Company	$128,877	13.16%	$78,369	8.00%	NA	NA
Bank	127,606	13.03%	78,355	8.00%	97,943	10.00%
Tier 1 Capital to risk weighted assets
Company	119,527	12.20%	58,777	6.00%	NA	NA
Bank	118,256	12.07%	58,766	6.00%	78,354	8.00%
Common Equity Tier 1 Capital to risk weighted assets
Company	115,403	11.78%	44,083	4.50%	NA	NA
Bank	118,256	12.07%	44,074	4.50%	63,663	6.50%
Tier 1 Capital to adjusted average total assets
Company	119,527	9.60%	49,823	4.00%	NA	NA
Bank	118,256	9.50%	49,815	4.00%	62,269	5.00%
As of December 31, 2015:
Total Capital to risk weighted assets
Company	$118,157	13.16%	$71,831	8.00%	NA	NA
Bank	119,683	13.34%	71,790	8.00%	89,737	10.00%
Tier 1 Capital to risk weighted assets
Company	108,457	12.08%	53,873	6.00%	NA	NA
Bank	109,983	12.26%	53,842	6.00%	71,790	8.00%
Common Equity Tier 1 Capital to risk weighted assets
Company	104,333	11.62%	40,405	4.50%	NA	NA
Bank	109,983	12.26%	40,382	4.50%	58,329	6.50%
Tier 1 Capital to adjusted average total assets
Company	108,457	9.38%	46,241	4.00%	NA	NA
Bank	109,983	9.55%	46,088	4.00%	57,611	5.00%

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At December 31, 2016, the Company had a capital conservation buffer of 5.02%, well above the 2016 required buffer of 0.625%.

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2016.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,976	$11,055	$46,921	$-
U.S. Gov’t sponsored agencies	3,336	952	2,384	-
State, county and municipal	122,773	2,345	120,428	-
Corporate and other bonds	15,503	-	15,503	-
Mortgage backed – U.S. Gov’t agencies	3,495	-	3,495	-
Mortgage backed – U.S. Gov’t sponsored agencies	13,038	-	13,038	-
Total investment securities available for sale	216,121	14,352	201,769	-
Total assets at fair value	$216,121	$14,352	$201,769	$-
Cash flow hedge	$(70)	$-	$(70)	$-
Total liabilities at fair value	$(70)	$-	$(70)	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$49,941	$39,748	$10,193	$-
U.S. Gov’t sponsored agencies	742	-	742	-
State, county and municipal	141,498	687	140,811	-
Corporate and other bonds	14,296	-	14,296	-
Mortgage backed – U.S. Gov’t agencies	8,496	-	8,496	-
Mortgage backed – U.S. Gov’t sponsored agencies	28,297	-	28,297	-
Total investment securities available for sale	243,270	40,435	202,835	-
Loans held for sale	2,101	-	2,101	-
Total assets at fair value	$245,371	$40,435	$204,936	$-
Cash flow hedge	$(199)	$-	$(199)	$-
Total liabilities at fair value	$(199)	$-	$(199)	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis for the years ended December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,536	$—	$2,168	$7,368
Other real estate owned	4,427	—	3,408	1,019
Total assets at fair value	$13,963	$—	$5,576	$8,387
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,737	$—	$1,982	$6,755
Bank premises held for sale	110	—	—	110
Other real estate owned	5,490	—	31	5,459
Total assets at fair value	$14,337	$—	$2,013	$12,324
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2016 and December 31, 2015, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and /or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

Other real estate owned

OREO assets are adjusted to fair value less estimated disposal costs upon transfer of the related loans to OREO property establishing a new cost basis. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less estimated disposal costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value due to such things as absorption rates and market conditions, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,608	$46,858	$1,093	$45,765	$—
Loans, net of allowance	826,806	829,349	—	821,981	7,368
PCI loans, net of allowance	51,764	57,100	—	—	57,100

Financial liabilities:
Interest bearing deposits	908,407	909,627	—	909,627	—
Long-term borrowings	87,681	87,611	—	87,611	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$36,478	$37,611	$—	$37,611	$—
Loans, net of allowance	739,165	739,367	—	733,026	6,341
PCI loans, net of allowance	58,471	62,902	—	—	62,902

Financial liabilities:
Interest bearing deposits	849,303	850,770	—	850,770	—
Long-term borrowings	105,455	105,476	—	105,476	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of December 31, 2016. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

Financial Assets

Cash and cash equivalents

The carrying amounts of cash and due from banks, interest bearing bank deposits, and federal funds sold approximate fair value (Level 1).

Securities held to maturity

For securities held to maturity, fair values are based on quoted market prices or dealer quotes (Level 1 and 2).

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

Note 23. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2016, 2015 and 2014 was 3.68%, 3.28% and 3.24%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2016, all trust preferred notes were included in tier 1 capital.

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

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year, some with renewal options, as of December 31, 2016 (dollars in thousands):

2017	$1,150
2018	1,242
2019	1,177
2020	1,155
2021	839
Thereafter	4,572
Total of future payments	$10,135

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $790,000 and $783,000, respectively.

Note 25. Other Noninterest Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately (dollars in thousands).

	Year Ended
	2016	2015	2014
Bank franchise tax	$587	$574	$544
Telephone and internet line	647	714	739
Stationery, printing and supplies	562	446	449
Exam fees	370	398	567
Marketing expense	499	651	475
Credit expense	442	745	635
Outside vendor fees	536	532	388
Other expenses	2,380	2,407	2,550
Total other operating expenses	$6,023	$6,467	$6,347

Note 26. Parent Corporation Only Financial Statements

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2016 and 2015

(dollars in thousands)

	2016	2015
Assets
Cash	$2,521	$3,680
Other assets	443	518
Investments in subsidiaries	117,389	110,135
Total assets	$120,353	$114,333

Liabilities
Other liabilities	$23	$47
Balances due to non-bank subsidiary	4,124	4,124
Long term debt	1,670	5,675
Total liabilities	5,817	9,846

Shareholders’ Equity
Common stock (200,000,000 shares authorized $0.01 par value; 21,959,648 and 21,866,944 shares issued and outstanding, respectively)	220	219
Additional paid in capital	146,667	145,907
Retained deficit	(31,128)	(41,050)
Accumulated other comprehensive loss	(1,223)	(589)

Total shareholders’ equity	$114,536	$104,487

Total liabilities and shareholders’ equity	$120,353	$114,333

PARENT COMPANY

STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Income:
Dividends received from subsidiaries	$2,500	$—	$8,250
Other operating income	5	4	4
Total income	2,505	4	8,254

Expenses:
Interest expense	366	461	423
Management fee paid to subsidiaries	179	175	164
Stock option expense	19	13	7
State taxes	—	—	15
Professional and legal expenses	62	61	121
Other operating expenses	76	80	84
Total expenses	702	790	814

Equity in undistributed income (loss) of subsidiaries	7,887	(1,975)	(198)
Net income (loss) before income taxes	9,690	(2,761)	7,242
Income tax benefit	232	264	274
Net income (loss)	$9,922	$(2,497)	$7,516

Comprehensive income (loss)	$9,288	$(3,750)	$12,289

PARENT COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Operating activities:
Net income (loss)	$9,922	$(2,497)	$7,516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	566	467	332
Undistributed equity in income (loss) of subsidiary	(7,887)	1,975	198
Decrease (increase) in other assets	135	(231)	1,497
(Decrease) increase in other liabilities, net	(23)	(25)	32

Net cash and cash equivalents provided by (used in) operating activities	2,713	(311)	9,575

Financing activities:
Proceeds from long term debt	—	—	10,680
Payment on long term debt	(4,005)	(4,005)	(1,000)
Redemption of preferred stock and related warrants	—	—	(11,460)
Cash dividends paid	—	—	(247)
Proceeds from issuance of common stock	133	86	39

Net cash and cash equivalents used in financing activities	(3,872)	(3,919)	(1,988)

(Decrease) increase in cash and cash equivalents	(1,159)	(4,230)	7,587
Cash and cash equivalents at beginning of the period	3,680	7,910	323
Cash and cash equivalents at end of the period	$2,521	$3,680	$7,910

Note 27. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued noting no items to be disclosed.

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

Note 29. Quarterly Data (unaudited)

	2016				2015
(dollars in thousands)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$12,038	$12,133	$12,407	$12,717	$11,650	$12,333	$11,723	$11,846
Interest expense	1,925	1,900	1,904	2,091	1,865	1,870	1,878	1,884

Net interest income	10,113	10,233	10,503	10,626	9,785	10,463	9,845	9,962
Provision for loan losses	—	200	250	(284)	—	—	—	—

Net interest income after provision for loan losses	10,113	10,033	10,253	10,910	9,785	10,463	9,845	9,962
Noninterest income	1,321	1,395	1,345	1,118	1,397	1,206	1,253	1,225
Noninterest expense	8,031	8,229	8,278	8,212	9,519	9,443	23,029	8,269

Income (loss) before income taxes	3,403	3,199	3,320	3,816	1,663	2,226	(11,931)	2,918
Income tax expense (benefit)	983	881	862	1,090	351	533	(4,215)	704

Net income (loss)	$2,420	$2,318	$2,458	$2,726	$1,312	$1,693	$(7,716)	$2,214

Net income (loss) per common share, basic	$0.11	$0.11	$0.11	$0.12	$0.06	$0.08	$(0.35)	$0.10
Net income (loss) per common share, diluted	$0.11	$0.11	$0.11	$0.12	$0.06	$0.08	$(0.35)	$0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company for the year ended December 31, 2016, has issued an attestation report the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 45 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

2.1	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3	Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.1	Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Federal Deposit Insurance Corporation and Essex Bank (formerly known as Bank of Essex), Richmond, Virginia, dated as of September 10, 2015, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 16, 2015 (File No. 001-32590)

10.2	Term Loan Agreement, dated as of April 22, 2014, among Community Bankers Trust Corporation as Borrower, the Lenders from Time to Time Party Hereto and SunTrust Bank as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2014 (File No. 001-32590)

10.3	Letter Amendment to Term Loan Agreement, dated December 28, 2015, between Community Bankers Trust Corporation as Borrower and SunTrust Bank as Lender and Administrative Agent*

10.4	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.5	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.6	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

10.7	Form of Performance Driven Retirement Agreement (Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III and Patricia M. Davis), incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2016 (File No. 001-32590)

10.8	Form of Change in Control Employment Agreement (Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III and Patricia M. Davis), incorporated by reference to the Company’s Current Report on Form 8-K filed on October 25, 2016 (File No. 001-32590)

14.1	Code of Business Conduct and Ethics (amended as of November 18, 2016), incorporated by reference to the Company’s Current Report on Form 8-K filed on November 25, 2016 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)*

23.2	Consent of Independent Registered Public Accounting Firm (Elliott Davis Decosimo, LLC)*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above
(c)	Financial Statement Schedules. See Item 15(a)2. above

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 16, 2017
Rex L. Smith, III	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 16, 2017
Bruce E. Thomas	Chief Financial Officer
(principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 16, 2017
Laureen D. Trice	and Controller
(principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 16, 2017
John C. Watkins

/s/ Gerald F. Barber	Director	March 16, 2017
Gerald F. Barber

/s/ Richard F. Bozard	Director	March 16, 2017
Richard F. Bozard

/s/ P. Emerson Hughes, Jr.	Director	March 16, 2017
P. Emerson Hughes, Jr.

/s/ Troy A. Peery, Jr.	Director	March 16, 2017
Troy A. Peery, Jr.

Signature	Title	Date

/s/ Eugene S. Putnam, Jr.	Director	March 16, 2017
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 16, 2017
S. Waite Rawls III

/s/ Robin Traywick Williams	Director	March 16, 2017
Robin Traywick Williams

