Form 10-Q
period 2017-03-31
Community Bankers Trust Corp
filed 2017-05-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

At March 31, 2017, there were 21,970,773 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$11,720	$13,828
Interest bearing bank deposits	12,002	7,244
Federal funds sold	132	—
Total cash and cash equivalents	23,854	21,072

Securities available for sale, at fair value	213,713	216,121
Securities held to maturity, at cost (fair value of $46,881 and $46,858, respectively)	46,500	46,608
Equity securities, restricted, at cost	8,177	8,290
Total securities	268,390	271,019

Loans held for sale	—	—

Loans	852,226	836,299
Purchased credit impaired (PCI) loans	49,738	51,964
Total loans	901,964	888,263
Allowance for loan losses (loans of $9,513 and $9,493, respectively; PCI loans of $200 and $200, respectively)	(9,713)	(9,693)
Net loans	892,251	878,570

Bank premises and equipment, net	28,588	28,357
Other real estate owned	3,569	4,427
Bank owned life insurance	27,531	27,339
Core deposit intangibles, net	421	898
Other assets	18,117	18,134
Total assets	$1,262,721	$1,249,816

LIABILITIES
Deposits:
Noninterest bearing	$129,042	$128,887
Interest bearing	923,630	908,407
Total deposits	1,052,672	1,037,294

Federal funds purchased	—	4,714
Federal Home Loan Bank advances	81,692	81,887
Long-term debt	—	1,670
Trust preferred capital notes	4,124	4,124
Other liabilities	6,520	5,591
Total liabilities	1,145,008	1,135,280

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 21,970,773 and 21,959,648 shares issued and outstanding, respectively)	220	220
Additional paid in capital	146,852	146,667
Retained deficit	(28,635)	(31,128)
Accumulated other comprehensive loss	(724)	(1,223)
Total shareholders’ equity	117,713	114,536
Total liabilities and shareholders’ equity	$1,262,721	$1,249,816

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2017	March 31, 2016
Interest and dividend income
Interest and fees on loans	$9,597	$8,553
Interest and fees on PCI loans	1,479	1,599
Interest on deposits in other banks	26	21
Interest and dividends on securities
Taxable	1,249	1,271
Nontaxable	597	594
Total interest and dividend income	12,948	12,038
Interest expense
Interest on deposits	1,779	1,551
Interest on other borrowed funds	302	374
Total interest expense	2,081	1,925
Net interest income	10,867	10,113
Provision for loan losses	—	—
Net interest income after provision for loan losses	10,867	10,113
Noninterest income
Service charges on deposit accounts	643	569
Gain on securities transactions, net	95	259
Income on bank owned life insurance	234	188
Mortgage loan income	33	173
Other	148	132
Total noninterest income	1,153	1,321
Noninterest expense
Salaries and employee benefits	4,682	4,611
Occupancy expenses	732	641
Equipment expenses	284	239
FDIC assessment	201	251
Data processing fees	488	415
Amortization of intangibles	477	477
Other real estate expense (income), net	27	(102)
Other operating expenses	1,560	1,499
Total noninterest expense	8,451	8,031
Income before income taxes	3,569	3,403
Income tax expense	1,076	983
Net income	$2,493	$2,420
Net income per share — basic	$0.11	$0.11
Net income per share — diluted	$0.11	$0.11
Weighted average number of shares outstanding
Basic	21,962	21,873
Diluted	22,433	22,065

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
Net income	$2,493	$2,420

Other comprehensive income:
Unrealized gain on investment securities:
Change in unrealized gain in investment securities	770	3,553
Tax related to unrealized gain in investment securities	(262)	(1,208)
Reclassification adjustment for gain in securities sold	(95)	(259)
Tax related to realized gain in securities sold	32	88
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	82	(548)
Tax related to cash flow hedge	(28)	186
Total other comprehensive income	499	1,812
Total comprehensive income	$2,992	$4,232

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2016	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	20	—	44	—	—	44
Exercise and issuance of employee stock options	—	—	124	—	—	124
Net income	—	—	—	2,420	—	2,420
Other comprehensive income	—	—	—	—	1,812	1,812
Balance March 31, 2016	21,887	$219	$146,075	$(38,630)	$1,223	$108,887
Balance January 1, 2017	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	11	—	39	—	—	39
Exercise and issuance of employee stock options	—	—	146	—	—	146
Net income	—	—	—	2,493	—	2,493
Other comprehensive income	—	—	—	—	499	499
Balance March 31, 2017	21,971	$220	$146,852	$(28,635)	$(724)	$117,713

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(dollars in thousands)

	March 31, 2017	March 31, 2016
Operating activities:
Net income	$2,493	$2,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	877	844
Stock-based compensation expense	185	143
Amortization of purchased loan premium	45	63
Amortization of security premiums and accretion of discounts, net	359	409
Net gain on sale of securities	(95)	(259)
Net gain on sale and valuation of OREO and bank premises	(14)	(154)
Originations of mortgages held for sale	—	(10,618)
Proceeds from sales of mortgages held for sale	—	11,681
Increase in bank owned life insurance investment	(192)	(153)
Changes in assets and liabilities:
(Increase) decrease in other assets	(226)	393
Increase (decrease) in other liabilities	1,000	(1,088)
Net cash provided by operating activities	4,432	3,681

Investing activities:
Proceeds from available for sale securities	23,816	53,331
Proceeds from held to maturity securities	89	677
Proceeds from equity securities	813	935
Purchase of available for sale securities	(20,981)	(13,508)
Purchase of held to maturity securities	—	(8,510)
Purchase of equity securities	(700)	(909)
Proceeds from sale of other real estate owned	872	543
Improvements of other real estate, net of insurance proceeds	—	(24)
Net increase in loans	(13,832)	(14,703)
Principal recoveries of loans previously charged off	105	173
Purchase of premises and equipment, net	(631)	(214)
Proceeds from sale of premises and equipment	—	145
Net cash (used in) provided by investing activities	(10,449)	17,936

Financing activities:
Net increase (decrease) in deposits	15,378	(11,467)
Net decrease in federal funds purchased	(4,714)	(7,904)
Net decrease in Federal Home Loan Bank advances	(195)	(4,190)
Proceeds from issuance of common stock	—	15
Payments on long-term debt	(1,670)	(801)
Net cash provided by (used in) financing activities	8,799	(24,347)

Net increase (decrease) in cash and cash equivalents	2,782	(2,730)

Cash and cash equivalents:
Beginning of the period	21,072	16,969
End of the period	$23,854	$14,239

Supplemental disclosures of cash flow information:
Interest paid	$2,141	$1,901
Income taxes paid	—	2,400

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2017, and the statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2017. Results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.

Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. Stakeholders have expressed concerns with the current approach on the basis that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. Further, there is diversity in practice (1) in the amortization period for premiums of callable debt securities, and (2) in how the potential for exercise of a call is factored into current impairment assessments.

The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is currently in compliance with this guidance; therefore, its adoption will have no impact on its financial statements.

Also in March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its financial statements. The Company does not offer a post retirement benefit plan. As the Company’s pension plan is frozen, no additional service cost will be incurred. The remaining components of net periodic benefit cost are not expected to be significant. See Note 10 for further details.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	March 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$49,637	$18	$(701)	$48,954
U.S. Gov’t sponsored agencies	2,921	—	(59)	2,862
State, county and municipal	125,731	2,398	(1,042)	127,087
Corporate and other bonds	16,246	54	(239)	16,061
Mortgage backed – U.S. Gov’t agencies	3,606	—	(130)	3,476
Mortgage backed – U.S. Gov’t sponsored agencies	15,519	25	(271)	15,273
Total Securities Available for Sale	$213,660	$2,495	$(2,442)	$213,713

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(124)	$9,876
State, county and municipal	35,831	668	(178)	36,321
Mortgage backed – U.S. Gov’t agencies	669	15	—	684
Total Securities Held to Maturity	$46,500	$683	$(302)	$46,881

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	482
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

The amortized cost and fair value of securities at March 31, 2017 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,104	$12,998	$1,837	$1,862
Due after one year through five years	11,481	11,641	91,477	92,637
Due after five years through ten years	13,667	13,907	100,870	100,024
Due after ten years	8,248	8,335	19,476	19,190
Total securities	$46,500	$46,881	$213,660	$213,713

Proceeds from sales of securities available for sale were $22.3 million and $51.4 million during the three months ended March 31, 2017 and 2016, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Gross realized gains	$130	$754
Gross realized losses	(35)	(495)
Net securities gains	$95	$259

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2017 and 2016.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$17,873	$(290)	$25,400	$(411)	$43,273	$(701)
U.S. Gov’t sponsored agencies	-	-	2,362	(59)	2,362	(59)
State, county and municipal	33,054	(729)	3,483	(313)	36,537	(1,042)
Corporate and other bonds	2,995	(75)	7,363	(164)	10,358	(239)
Mortgage backed – U.S. Gov’t agencies	1,586	(22)	1,890	(108)	3,476	(130)
Mortgage backed – U.S. Gov’t sponsored agencies	10,157	(270)	132	(1)	10,289	(271)
Total	$65,665	$(1,386)	$40,630	$(1,056)	$106,295	$(2,442)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,876	$(124)	$-	$-	$9,876	$(124)
State, county and municipal	7,494	(178)	-	-	7,494	(178)
Total	$17,370	$(302)	$-	$-	$17,370	$(302)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$29,756	$(324)	$25,155	$(439)	$54,911	$(763)
U.S. Gov’t sponsored agencies	-	-	2,523	(116)	2,523	(116)
State, county and municipal	39,713	(848)	3,885	(312)	43,598	(1,160)
Corporate and other bonds	6,864	(103)	8,639	(330)	15,503	(433)
Mortgage backed – U.S. Gov’t agencies	1,598	(18)	1,897	(101)	3,495	(119)
Mortgage backed – U.S. Gov’t sponsored agencies	9,247	(313)	-	-	9,247	(313)
Total	$87,178	$(1,606)	$42,099	$(1,298)	$129,277	$(2,904)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,846	$(154)	$-	$-	$9,846	$(154)
State, county and municipal	8,052	(185)	-	-	8,052	(185)
Total	$17,898	$(339)	$-	$-	$17,898	$(339)

The unrealized losses (impairments) in the investment portfolio at March 31, 2017 and December 31, 2016 are generally a result of market fluctuations that occur daily. The unrealized losses are from 147 securities at March 31, 2017. Of those, 131 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Sixteen investment grade corporate and other bond obligations comprise the remaining securities with unrealized losses at March 31, 2017. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $72.3 million and $75.8 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $4.2 million and $4.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of March 31, 2017 and December 31, 2016, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at March 31, 2017 and December 31, 2016 were comprised of the following (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$210,517	24.71%	$207,863	24.86%
Commercial	343,604	40.32	339,804	40.63
Construction and land development	96,152	11.28	98,282	11.75
Second mortgages	7,724	0.91	7,911	0.95
Multifamily	49,469	5.80	39,084	4.67
Agriculture	7,449	0.87	7,185	0.86
Total real estate loans	714,915	83.89	700,129	83.72
Commercial loans	130,729	15.34	129,300	15.46
Consumer installment loans	5,321	0.62	5,627	0.67
All other loans	1,261	0.15	1,243	0.15
Total loans	$852,226	100.00%	$836,299	100.00%

The Company held $15.7 million and $15.8 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2017 and December 31, 2016, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $718,000 and $749,000 at March 31, 2017 and December 31, 2016, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At March 31, 2017 and December 31, 2016, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on historical loan loss experience, economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of March 31, 2017 (dollars in thousands):

				Three months ended
	March 31, 2017			March 31, 2017
With no related allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$2,189	$2,479	$—	$1,947	$7
Commercial	4,156	4,726	—	5,363	38
Construction and land development	—	—	—	—	—
Total real estate loans	6,345	7,205	—	7,310	45
Commercial loans	—	—	—	600	—
Consumer installment loans	—	—	—	—	—
Subtotal impaired loans with no valuation allowance	6,345	7,205	—	7,910	45
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,335	2,737	321	2,478	12
Commercial	396	786	50	506	2
Construction and land development	4,304	5,558	538	4,900	—
Total real estate loans	7,035	9,081	909	7,884	14
Commercial loans	284	284	36	168	1
Consumer installment loans	42	46	5	162	—
Subtotal impaired loans with a valuation allowance	7,361	9,411	950	8,214	15
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,524	5,216	321	4,425	19
Commercial	4,552	5,512	50	5,869	40
Construction and land development	4,304	5,558	538	4,900	—
Total real estate loans	13,380	16,286	909	15,194	59
Commercial loans	284	284	36	768	1
Consumer installment loans	42	46	5	162	—
Total impaired loans	$13,706	$16,616	$950	$16,124	$60

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes information related to impaired loans as of December 31, 2016 and the three months ended March 31, 2016 (dollars in thousands):

				Three months ended
	December 31, 2016			March 31, 2016
With no related allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,704	$1,931	$—	$2,455	$11
Commercial	6,570	7,078	—	4,297	39
Construction and land development	—	—	—	—	—
Second mortgages	—	—	—	—	—
Total real estate loans	8,274	9,009	—	6,752	50
Commercial loans	1,200	1,200	—	—	—
Consumer installment loans	—	—	—	124	1
Subtotal impaired loans with no valuation allowance	9,474	10,209	—	6,876	51
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,621	3,062	283	3,400	7
Commercial	617	1,051	73	481	2
Construction and land development	5,495	6,746	730	4,502	—
Second mortgages	—	—	—	80	—
Total real estate loans	8,733	10,859	1,086	8,463	9
Commercial loans	53	53	7	27	—
Consumer installment loans	281	285	37	79	—
Subtotal impaired loans with a valuation allowance	9,067	11,197	1,130	8,569	9
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,325	4,993	283	5,855	18
Commercial	7,187	8,129	73	4,778	41
Construction and land development	5,495	6,746	730	4,502	—
Second mortgages	—	—	—	80	—
Total real estate loans	17,007	19,868	1,086	15,215	59
Commercial loans	1,253	1,253	7	27	—
Consumer installment loans	281	285	37	203	1
Total impaired loans	$18,541	$21,406	$1,130	$15,445	$60

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2017 and December 31, 2016, is set forth in the table below (dollars in thousands):

	March 31, 2017	December 31, 2016
Nonaccruals	$9,091	$10,243
Trouble debt restructure and still accruing	4,615	4,653
Substandard and still accruing	—	3,645
Total impaired	$13,706	$18,541

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, estimated interest income of $163,000 and $204,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$271	$—	$3,104	$3,375	$207,142	$210,517
Commercial	—	—	1,588	1,588	342,016	343,604
Construction and land development	—	—	4,304	4,304	91,848	96,152
Second mortgages	—	—	—	—	7,724	7,724
Multifamily	—	—	—	—	49,469	49,469
Agriculture	—	112	—	112	7,337	7,449
Total real estate loans	271	112	8,996	9,379	705,536	714,915
Commercial loans	334	—	53	387	130,342	130,729
Consumer installment loans	27	—	42	69	5,252	5,321
All other loans	—	—	—	—	1,261	1,261
Total loans	$632	$112	$9,091	$9,835	$842,391	$852,226

	December 31, 2016
	30-89 Days Past Due	90+ Days Past Due and Accruing	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$296	$—	$2,893	$3,189	$204,674	$207,863
Commercial	—	—	1,758	1,758	338,046	339,804
Construction and land development	54	—	5,495	5,549	92,733	98,282
Second mortgages	—	—	—	—	7,911	7,911
Multifamily	—	—	—	—	39,084	39,084
Agriculture	—	—	—	—	7,185	7,185
Total real estate loans	350	—	10,146	10,496	689,633	700,129
Commercial loans	—	—	53	53	129,247	129,300
Consumer installment loans	3	—	44	47	5,580	5,627
All other loans	—	—	—	—	1,243	1,243
Total loans	$353	$—	$10,243	$10,596	$825,703	$836,299

Activity in the allowance for loan losses, excluding PCI loans, on loans by segment for the three months ended March 31, 2017 and 2016 is presented in the following tables (dollars in thousands):

	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	March 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$62	$(26)	$18	$2,823
Commercial	1,952	(183)	—	7	1,776
Construction and land development	2,195	(635)	(14)	1	1,547
Second mortgages	72	(69)	—	47	50
Multifamily	260	(67)	—	—	193
Agriculture	15	17	—	—	32
Total real estate loans	7,263	(875)	(40)	73	6,421
Commercial loans	602	712	—	2	1,316
Consumer installment loans	135	13	(45)	30	133
All other loans	7	8	—	—	15
Unallocated	1,486	142	—	—	1,628
Total loans	$9,493	$—	$(85)	$105	$9,513

	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	March 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,884	$(508)	$(19)	$98	$2,455
Commercial	3,769	(630)	(37)	12	3,114
Construction and land development	1,298	290	—	1	1,589
Second mortgages	96	3	—	4	103
Multifamily	141	159	—	—	300
Agriculture	24	(12)	—	—	12
Total real estate loans	8,212	(698)	(56)	115	7,573
Commercial loans	631	317	—	—	948
Consumer installment loans	93	17	(82)	58	86
All other loans	25	(19)	—	—	6
Unallocated	598	383	—	—	981
Total loans	$9,559	$—	$(138)	$173	$9,594

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$321	$2,502	$2,823	$4,524	$205,993	$210,517
Commercial	50	1,726	1,776	4,552	339,052	343,604
Construction and land development	538	1,009	1,547	4,304	91,848	96,152
Second mortgages	—	50	50	—	7,724	7,724
Multifamily	—	193	193	—	49,469	49,469
Agriculture	—	32	32	—	7,449	7,449
Total real estate loans	909	5,512	6,421	13,380	701,535	714,915
Commercial loans	36	1,280	1,316	284	130,445	130,729
Consumer installment loans	5	128	133	42	5,279	5,321
All other loans	—	15	15	—	1,261	1,261
Unallocated	—	1,628	1,628	—	—	—
Total loans	$950	$8,563	$9,513	$13,706	$838,520	$852,226

	December 31, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$283	$2,486	$2,769	$4,325	$203,538	$207,863
Commercial	73	1,879	1,952	7,187	332,617	339,804
Construction and land development	730	1,465	2,195	5,495	92,787	98,282
Second mortgages	—	72	72	—	7,911	7,911
Multifamily	—	260	260	—	39,084	39,084
Agriculture	—	15	15	—	7,185	7,185
Total real estate loans	1,086	6,177	7,263	17,007	683,122	700,129
Commercial loans	7	595	602	1,253	128,047	129,300
Consumer installment loans	37	98	135	281	5,346	5,627
All other loans	—	7	7	—	1,243	1,243
Unallocated	—	1,486	1,486	—	—	—
Total loans	$1,130	$8,363	$9,493	$18,541	$817,758	$836,299

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $15.7 million and $15.8 million at March 31, 2017 and December 31, 2016, respectively.

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

The following tables present the composition of loans by credit quality indicator at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$203,046	$4,171	$3,300	$—	$210,517
Commercial	334,557	3,330	5,717	—	343,604
Construction and land development	91,659	189	4,304	—	96,152
Second mortgages	7,245	479	—	—	7,724
Multifamily	46,883	—	2,586	—	49,469
Agriculture	7,224	113	112	—	7,449
Total real estate loans	690,614	8,282	16,019	—	714,915
Commercial loans	123,179	5,111	2,439	—	130,729
Consumer installment loans	5,256	23	42	—	5,321
All other loans	1,261	—	—	—	1,261
Total loans	$820,310	$13,416	$18,500	$—	$852,226

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$199,973	$4,612	$3,278	$—	$207,863
Commercial	330,851	3,168	5,785	—	339,804
Construction and land development	92,556	234	5,492	—	98,282
Second mortgages	7,474	437	—	—	7,911
Multifamily	36,474	—	2,610	—	39,084
Agriculture	7,067	118	—	—	7,185
Total real estate loans	674,395	8,569	17,165	—	700,129
Commercial loans	122,129	5,879	1,292	—	129,300
Consumer installment loans	5,563	20	44	—	5,627
All other loans	1,243	—	—	—	1,243
Total loans	$803,330	$14,468	$18,501	$—	$836,299

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 17 loans that met the definition of a TDR at each of March 31, 2017 and 2016, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company modified one consumer installment loan that was considered to be a TDR. The Company extended the terms and lowered the interest rate for this loan, which had a pre- and post-modification balance of $248,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three months ended March 31, 2017 and 2016.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At March 31, 2017, the Company had 1-4 family mortgages in the amount of $149.4 million pledged to the Federal Home Loan Bank with a lendable collateral value of $135.0 million.

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

As of March 31, 2017 and December 31, 2016, the outstanding contractual balance of the PCI loans was $78.3 million and $81.1 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$44,465	89.40%	$46,623	89.72%
Commercial	622	1.25	649	1.25
Construction and land development	1,935	3.89	1,969	3.79
Second mortgages	2,450	4.93	2,453	4.72
Multifamily	266	0.53	270	0.52
Total real estate loans	49,738	100.00	51,964	100.00
Total PCI loans	$49,738	100.00%	$51,964	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three months ended March 31, 2017 and 2016.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$44,465	$200	$46,623
Commercial	—	622	—	649
Construction and land development	—	1,935	—	1,969
Second mortgages	—	2,450	—	2,453
Multifamily	—	266	—	270
Total real estate loans	200	49,738	200	51,964
Total PCI loans	$200	$49,738	$200	$51,964

The change in the accretable yield balance for the three months ended March 31, 2017 and the year ended December 31, 2016, is as follows (dollars in thousands):

Balance, January 1, 2016	$49,128
Accretion	(6,206)
Reclassification from nonaccretable yield	5,433
Balance, December 31, 2016	$48,355
Accretion	(1,479)
Reclassification from nonaccretable yield	45
Balance, March 31, 2017	$46,921

The PCI loans were not classified as nonperforming assets as of March 31, 2017, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016

Residential 1-4 family	$454	$1,276
Commercial	630	643
Construction and land development	2,485	2,508
Total other real estate owned	$3,569	$4,427

At March 31, 2017, the Company had $1.7 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016

NOW	$130,971	$137,332
MMDA	103,042	111,346
Savings	92,683	90,340
Time deposits less than or equal to $250,000	452,075	440,699
Time deposits over $250,000	144,859	128,690
Total interest bearing deposits	$923,630	$908,407

Note 7. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive income (loss) before reclassifications	508	-	54	562
Amounts reclassified from AOCI	(63)	-	-	(63)
Net current period other comprehensive income (loss)	445	-	54	499
Ending balance	$35	$(767)	$8	$(724)

	Three months ended March 31, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive income (loss) before reclassifications	2,345	-	(362)	1,983
Amounts reclassified from AOCI	(171)	-	-	(171)
Net current period other comprehensive income (loss)	2,174	-	(362)	1,812
Ending balance	$2,617	$(901)	$(493)	$1,223

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Details about AOCI Components	Amount Reclassified fromAOCI		Affected Line Item in the Unaudited Consolidated Statement of Income (Loss)
	Three months ended
	March 31, 2017	March 31, 2016
Securities available for sale
Unrealized gains on securities available for sale	$(95)	$(259)	Gain on securities transactions, net
Related tax expense	32	88	Income tax expense
	$(63)	$(171)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2017.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$48,954	$1,790	$47,164	$-
U.S. Gov’t sponsored agencies	2,862	-	2,862	-
State, county and municipal	127,087	3,328	123,759	-
Corporate and other bonds	16,061	-	16,061	-
Mortgage backed – U.S. Gov’t agencies	3,476	-	3,476	-
Mortgage backed – U.S. Gov’t sponsored agencies	15,273	1,066	14,207	-
Total investment securities available for sale	213,713	6,184	207,529	-
Cash flow hedge	$12	$-	$12	$-
Total assets at fair value	$213,725	$6,184	$207,541	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,976	$11,055	$46,921	$-
U.S. Gov’t sponsored agencies	3,336	952	2,384	-
State, county and municipal	122,773	2,345	120,428	-
Corporate and other bonds	15,503	-	15,503	-
Mortgage backed – U.S. Gov’t agencies	3,495	-	3,495	-
Mortgage backed – U.S. Gov’t sponsored agencies	13,038	-	13,038	-
Total investment securities available for sale	216,121	14,352	201,769	-
Total assets at fair value	$216,121	$14,352	$201,769	$-
Cash flow hedge	$(70)	$-	$(70)	$-
Total liabilities at fair value	$(70)	$-	$(70)	$-

Investment securities available for sale

Investment securities available for sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available (Level 1). If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,557	$—	$1,969	$6,588
Other real estate owned	3,569	—	1,995	1,574
Total assets at fair value	$12,126	$—	$3,964	$8,162
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,536	$—	$2,168	$7,368
Other real estate owned	4,427	—	3,408	1,019
Total assets at fair value	$13,963	$—	$5,576	$8,387
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2017 and December 31, 2016, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

Other real estate owned

OREO assets are adjusted to fair value less estimated disposal costs upon transfer of the related loans to OREO property, establishing a new cost basis. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less estimated disposal costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value due to such things as absorption rates and market conditions, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,500	$46,881	$—	$46,881	$—
Loans, net of allowance	842,713	846,180	—	839,592	6,588
PCI loans, net of allowance	49,538	55,408	—	—	55,408

Financial liabilities:
Interest bearing deposits	923,630	924,471	—	924,471	—
Long-term borrowings	85,816	85,711	—	85,711	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,608	$46,858	$1,093	$45,765	$—
Loans, net of allowance	826,806	829,349	—	821,981	7,368
PCI loans, net of allowance	51,764	57,100	—	—	57,100

Financial liabilities:
Interest bearing deposits	908,407	909,627	—	909,627	—
Long-term borrowings	87,681	87,611	—	87,611	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of March 31, 2017. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three months ended March 31, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2017
Basic EPS	$2,493	21,962	$0.11
Effect of dilutive stock awards	—	471	—
Diluted EPS	$2,493	22,433	$0.11

For the three months ended March 31, 2016
Basic EPS	$2,420	21,873	$0.11
Effect of dilutive stock awards	—	192	—
Diluted EPS	$2,420	22,065	$0.11

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three months ended March 31, 2017. Antidilutive common shares issuable under awards or options of 263,000 were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2016.

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

The following table provides the components of net periodic benefit cost for the plan for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended
	March 31, 2017	March 31, 2016
Interest cost	$39	$48
Expected return on plan assets	(70)	(82)
Amortization of prior service cost	1	1
Recognized net loss due to settlement	—	13
Recognized net actuarial loss	12	13
Net periodic benefit cost	$(18)	$(7)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $390,000 of cash pledged as collateral for each of the periods ended March 31, 2017 and December 31, 2016.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three months ended March 31, 2017 and 2016. The fair value of the Company’s cash flow hedge was an unrealized gain of $12,000 and an unrealized loss of $70,000 at March 31, 2017 and December 31, 2016, respectively, and was recorded in other assets and other liabilities, respectively. The gain and loss were recorded as a component of other comprehensive income net of associated tax effects.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2017 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2017 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses. Additionally, the Bank earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products. Other sources of noninterest income can include gains or losses on securities transactions, mortgage loan income and income from Bank Owned Life Insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and employee benefits, occupancy and equipment costs, professional fees, transactions involving bank-owned property, the amortization of intangible assets and other operational expenses. The provision for loan losses and income taxes may materially affect net income.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

The PCI loans are subject to the credit review standards described above for loans. If and when credit deterioration occurs subsequent to the date that the loans were acquired, a provision for loan loss for PCI loans will be charged to earnings for the full amount.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three months ended March 31, 2017 and 2016. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2013 through 2016 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income was $2.5 million for the first quarter of 2017, compared with $2.4 million in the first quarter of 2016. Earnings per common share, basic and fully diluted, were $0.11 per share for each of the three months ended March 31, 2017 and 2016, respectively. The increase in net income of $73,000, or 3.0%, for the first quarter of 2017 compared with the first quarter of 2016 was due to a $910,000 increase in interest and dividend income. Offsetting this increase was an increase of $420,000 in noninterest expenses, a decrease of $168,000 in noninterest income, an increase of $156,000 in interest expense and an increase of $93,000 in income tax expense.

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

Net interest income increased $754,000, or 7.5%, from the first quarter of 2016 to the first quarter of 2017. Interest income increased $910,000, or 7.6%, over this time period. The increase in interest income was generated by a combination of an increase of 6.9%, or $74.9 million, in the level of earning assets, coupled with an increase of eight basis points in the tax-equivalent yield earned on those assets. The yield on earning assets increased from 4.53% in the first quarter of 2016 to 4.61% in the first quarter of 2017. The average balance of loans, excluding PCI loans, increased $85.5 million, or 11.3%, from $753.6 million in the first quarter of 2016 to $839.2 million in the first quarter of 2017. Interest income on securities was $2.2 million on a tax-equivalent basis in each of the first quarters of 2016 and 2017.

Interest on PCI loans was $1.5 million in the first quarter of 2017 compared with $1.6 million in the first quarter of 2016. The average balance of the PCI portfolio declined $7.1 million during the year-over-year comparison period.

Interest expense increased $156,000, or 8.1%, when comparing the first quarter of 2016 and the first quarter of 2017. Interest expense on deposits increased $228,000, or 14.7%, as the average balance of interest bearing deposits increased $64.9 million, or 7.7%. The increase in deposit cost was driven by higher cost time deposits to fund loan growth. Overall the Bank’s cost of interest bearing liabilities increased only four basis points from 0.81% in the first quarter of 2016 to 0.85% in the first quarter of 2017.

The tax-equivalent net interest margin increased five basis points from 3.83% in the first quarter of 2016 to 3.88% in the first quarter of 2017. Likewise, the net interest spread increased from 3.72% to 3.76% over the same time period.  The increase in the margin was precipitated by the increase in earning asset yields of eight basis points.

The following table sets forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2017 and 2016. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended March 31, 2017			Three months ended March 31, 2016
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$839,167	$9,597	4.64%	$753,632	$8,553	4.55%
PCI loans, including fees	50,777	1,479	11.65	57,861	1,599	11.08
Total loans	889,944	11,076	5.05	811,493	10,152	5.02
Interest bearing bank balances	9,134	26	1.13	9,993	21	0.85
Federal funds sold	49	-	0.88	-	-	-
Securities (taxable)	183,247	1,249	2.73	184,661	1,271	2.75
Securities (tax exempt)(1)	84,726	905	4.27	86,057	900	4.19
Total earning assets	1,167,100	13,256	4.61	1,092,204	12,344	4.53
Allowance for loan losses	(9,722)			(10,078)
Non-earning assets	88,613			81,829
Total assets	$1,245,991			$1,163,955

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$238,829	142	0.24	$230,660	173	0.30
Savings	91,936	61	0.27	83,129	63	0.30
Time deposits	574,344	1,576	1.11	526,468	1,315	1.00
Total deposits	905,109	1,779	0.80	840,257	1,551	0.74
Short-term borrowings	2,104	6	1.08	2,798	5	0.75
FHLB and other borrowings	89,975	296	1.33	104,016	307	1.18
Long-term debt	-	-	-	5,666	62	4.36
Total interest bearing liabilities	997,188	2,081	0.85	952,737	1,925	0.81
Noninterest bearing deposits	126,827			98,792
Other liabilities	5,414			5,053
Total liabilities	1,129,429			1,056,582
Shareholders' equity	116,562			107,373

Total liabilities and shareholders' equity	$1,245,991			$1,163,955
Net interest earnings		$11,175			$10,419
Net interest spread			3.76%			3.72%
Net interest margin			3.88%			3.83%

Tax equivalent adjustment:
Securities		$308			$306

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

The Company did not record a provision for loan losses in either of the three months ended March 31, 2017 or 2016 with respect to either its loan portfolio or its PCI loan portfolio.  With respect to the loan portfolio, this was the direct result of nominal charge-offs and the ongoing stabilization of asset quality. Additional discussion of loan quality is presented below.

There were net recoveries of $20,000 in the first quarter of 2017, compared with net recoveries of $35,000 in the first quarter of 2016.  Total charge-offs for the first quarter of 2017 were $85,000 compared with $138,000 in the first quarter of 2016.  Recoveries of previously charged-off loans were $105,000 for the first quarter of 2017 compared with $173,000 in the first quarter of 2016.

Noninterest Income

Noninterest income decreased $168,000, or 12.7%, from the first quarter of 2016 to the first quarter of 2017. Gains on securities transactions declined $164,000 over this time frame as securities were liquidated in the first quarter of 2016 to fund loan growth. Mortgage loan income declined $140,000 year-over-year and was $33,000 in the first quarter of 2017 compared with $173,000 in the first quarter of 2016. The Company discontinued a wholesale mortgage operation at the end of the third quarter of 2016 and has shifted to a platform that is less expensive but has equivalent or better net revenue potential. Offsetting these decreases were an increase of $74,000 in service charge income, which was $643,000 in the first quarter of 2017, and an increase of $46,000 in income on bank owned life insurance, which was $234,000 in the first quarter of 2017. Other noninterest income increased from $132,000 in the first quarter of 2016 to $148,000 in the first quarter of 2017.

Noninterest Expense

Noninterest expense increased $420,000, or 5.2%, when comparing the first quarter of 2017 to the same period in 2016. Other real estate (income) expense, up $129,000, exhibited the largest increase year-over-year followed by occupancy expenses, up $91,000, data processing expense, up $73,000, salaries and employee benefits, up $71,000, other operating expenses, up $61,000, and equipment expenses, up $45,000. The increase on other real estate (income) expense reflects a gain of $152,000 in bank owned property sales in the first quarter of 2016. These higher remaining expenses for the first quarter of 2017 were the result of staffing and equipping two new full service banking offices opened after the end of the first quarter of 2016. FDIC assessment declined $50,000 year-over-year, due to lower assessment rates by the FDIC.

Income Taxes

Income tax expense was $1.1 million for the three months ended March 31, 2017, compared with income tax expense of $1.0 million for the first quarter of 2016. The effective tax rate was 30.1% for the first quarter of 2017 versus 28.9% for the first quarter of 2016.

FINANCIAL CONDITION

General

Total assets increased $12.9 million, or 1.0%, to $1.263 billion at March 31, 2017 as compared to December 31, 2016. Total loans, excluding PCI loans, were $852.2 million at March 31, 2017, increasing $15.9 million, or 1.9%, from year end 2016.  Total PCI loans were $49.7 million at March 31, 2017 versus $52.0 million at the prior quarter end.

During the first quarter of 2017, multifamily loans grew $10.4 million, or 26.6%, and were $49.5 million at March 31, 2017. Commercial mortgage loans on real estate grew by $3.8 million, or 1.1%, and were $343.6 million at March 31, 2017. Residential 1-4 family loans grew $2.7 million, or 1.3%, during the first quarter of 2017 and were $210.5 million at March 31, 2017. Commercial loans grew $1.4 million, or 1.1%, and were $130.7 million at March 31, 2017.

The Company’s securities portfolio, excluding equity securities, declined $2.5 million, or 1.0%, from $262.7 million at December 31, 2016 to $260.2 million at March 31, 2017. Net gains of $95,000 were recognized during the first quarter of 2017 through sales and call activity, as compared with $259,000 recognized during the first quarter of 2016. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $213.7 million at March 31, 2017 and $216.1 million at December 31, 2016. At March 31, 2017, the Company had a net unrealized gain on the AFS portfolio of $53,000 compared with a net unrealized loss of $621,000 at December 31, 2016. Municipal securities comprised 59.5% of the total AFS portfolio at March 31, 2017. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $23.9 million and $21.0 million at March 31, 2017 and December 31, 2016, respectively. There were federal funds sold of $132,000 at March 31, 2017 compared with federal funds purchased of $4.7 million at December 31, 2016.

Interest bearing deposits at March 31, 2017 were $923.6 million, an increase of $15.2 million from December 31, 2016. As a result of a certificate of deposit (CD) campaign during the first quarter of 2017, time deposits $250,000 and over increased $16.2 million and time deposits less than or equal to $250,000 increased $11.4 million. This $27.6 million growth in CDs was partially offset by a decline of $8.3 million in MMDA balances and a decline of $6.4 million in NOW accounts.

FHLB advances were $81.7 million at March 31, 2017, compared with $81.9 million at December 31, 2016. Long term debt was $0 at March 31, 2017 and totaled $1.7 million at December 31, 2016. This borrowing, now fully paid-off, was initially in the amount of $10.7 million and was obtained in April 2014 to redeem the Company’s remaining outstanding TARP preferred stock.

Shareholders’ equity was $117.7 million at March 31, 2017 and $114.5 million at December 31, 2016. The ratio of shareholder’s equity to assets was 9.32% at March 31, 2017, compared with 9.16% at December 31, 2016.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $12.8 million at March 31, 2017 and net recoveries were $20,000 for the three months ended March 31, 2017. This compares with nonperforming assets of $14.7 million and net charge-offs of $516,000 at and for the year ended December 31, 2016.

Nonperforming loans were $9.2 million at March 31, 2017, a $1.0 million decrease from $10.2 million at December 31, 2016. The $1.0 million decrease in nonperforming loans since December 31, 2016 was the net result of $443,000 in additions to nonperforming loans and $1.5 million in reductions.  With respect to the reductions in nonperforming loans, $87,000 were payments to existing credits, $40,000 were charge-offs, $145,000 were loans returned to accruing status, and $1.2 million paid off.

The allowance for loan losses, excluding PCI, equaled 104.64% of nonaccrual loans at March 31, 2017 compared with 92.68% at December 31, 2016. The ratio of the allowance for loan losses to total nonperforming assets was 76.05% at March 31, 2017, compared with 66.07% at December 31, 2016.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 1.49% at March 31, 2017 versus 1.74% at December 31, 2016.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2017 and December 31, 2016, total impaired loans, excluding PCI loans, equaled $13.7 million and $18.5 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
Nonaccrual loans	$9,091	$10,243
Loans past due 90 days and accruing interest	112	—
Total nonperforming loans	9,203	10,243
OREO	3,569	4,427
Total nonperforming assets	$12,772	$14,670

Accruing troubled debt restructure loans	$4,616	$4,653

Balances
Specific reserve on impaired loans	950	1,130
General reserve related to unimpaired loans	8,563	8,363
Total allowance for loan losses	9,513	9,493
Average loans during the year, net of unearned income	839,167	787,245

Impaired loans	13,706	18,541
Non-impaired loans	838,520	817,758
Total loans, net of unearned income	852,226	836,299
Ratios
Allowance for loan losses to loans, excluding PCI loans, to loans	1.12%	1.14%
Allowance for loan losses to nonperforming assets	76.05	66.07
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	104.64	92.68
General reserve to non-impaired loans	1.02	1.02
Nonaccrual loans to loans	1.07	1.22
Nonperforming assets to loans and OREO	1.49	1.74
Net (recoveries) charge-offs to average loans	(0.01)	0.07

The Company grants troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2017, the Company had 17 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Five of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at March 31, 2017 was $6.6 million, of which $2.0 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at March 31, 2017 and December 31, 2016 is below (dollars in thousands):

	March 31, 2017	December 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$3,104	$2,893
Commercial	1,588	1,758
Construction and land development	4,304	5,495
Total real estate loans	8,996	10,146
Commercial loans	53	53
Consumer installment loans	42	44
Total loans	$9,091	$10,243

At March 31, 2017, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2017 was $4.3 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all six relationships was $538,000 at March 31, 2017, or 12.5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 13.3% at March 31, 2017 compared with 13.2% at December 31, 2016. The tier 1 risk-based capital ratio was 12.3% at March 31, 2017 and 12.2% at December 31, 2016. The Company’s tier 1 leverage ratio was 9.8% at March 31, 2017 and 9.6% at December 31, 2016.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 11.9% at March 31, 2017 and 11.8% at December 31, 2016.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At March 31, 2017, the Company had a capital conservation buffer of 5.2%, well above the 2017 required buffer of 1.25%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2017 and December 31, 2016 was as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Cash and due from banks	$11,720	$13,828
Interest bearing bank deposits	12,002	7,244
Federal funds sold	132	—
Available for sale securities, at fair value, unpledged	171,976	170,898
Total liquid assets	$195,830	$191,970

Deposits and other liabilities	$1,145,008	$1,135,280
Ratio of liquid assets to deposits and other liabilities	17.10%	16.91%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2017 and December 31, 2016, is as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit	$134,108	$134,517
Standby letters of credit	6,437	7,151
Total commitments with off-balance sheet risks	$140,545	$141,668

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

The fair value of the Company’s cash flow hedge was an unrealized gain of $12,000 and an unrealized loss of $70,000 at March 31, 2017 and December 31, 2016, respectively, which was recorded in other assets and other liabilities, respectively. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain and loss were recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2017 (dollars in thousands):

	March 31, 2017
	%	$
Change in Yield curve
+400 bp	3.7	1,577
+300 bp	2.6	1,142
+200 bp	1.8	775
+100 bp	0.9	382
most likely	—	—
-100 bp	(1.0)	(447)
-200 bp	(3.0)	(1,299)
-300 bp	(3.2)	(1,391)
-400 bp	(3.2)	(1,395)

At March 31, 2017, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 3.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 3.2%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 1A.  Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2017

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2017