Form 10-Q
period 2017-06-30
Community Bankers Trust Corp
filed 2017-08-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

At June 30, 2017, there were 22,037,221 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$11,342	$13,828
Interest bearing bank deposits	29,908	7,244
Federal funds sold	152	—
Total cash and cash equivalents	41,402	21,072

Securities available for sale, at fair value	212,343	216,121
Securities held to maturity, at cost (fair value of $47,764 and $46,858, respectively)	46,914	46,608
Equity securities, restricted, at cost	8,048	8,290
Total securities	267,305	271,019

Loans	864,049	836,299
Purchased credit impaired (PCI) loans	48,387	51,964
Total loans	912,436	888,263
Allowance for loan losses (loans of $9,489 and $9,493, respectively; PCI loans of $200 and $200, respectively)	(9,689)	(9,693)
Net loans	902,747	878,570

Bank premises and equipment, net	29,771	28,357
Other real estate owned	2,387	4,427
Bank owned life insurance	27,723	27,339
Core deposit intangibles, net	82	898
Other assets	19,090	18,134
Total assets	$1,290,507	$1,249,816

LIABILITIES
Deposits:
Noninterest bearing	$138,471	$128,887
Interest bearing	944,414	908,407
Total deposits	1,082,885	1,037,294

Federal funds purchased	—	4,714
Federal Home Loan Bank advances	76,494	81,887
Long-term debt	—	1,670
Trust preferred capital notes	4,124	4,124
Other liabilities	5,247	5,591
Total liabilities	1,168,750	1,135,280

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,037,221 and 21,959,648 shares issued and outstanding, respectively)	220	220
Additional paid in capital	147,250	146,667
Retained deficit	(25,701)	(31,128)
Accumulated other comprehensive loss	(12)	(1,223)
Total shareholders’ equity	121,757	114,536
Total liabilities and shareholders’ equity	$1,290,507	$1,249,816

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income
Interest and fees on loans	$9,952	$8,873	$19,549	$17,426
Interest and fees on PCI loans	1,453	1,556	2,932	3,155
Interest on deposits in other banks	52	23	78	44
Interest and dividends on securities
Taxable	1,157	1,124	2,406	2,395
Nontaxable	606	557	1,203	1,151
Total interest and dividend income	13,220	12,133	26,168	24,171
Interest expense
Interest on deposits	1,944	1,537	3,723	3,088
Interest on borrowed funds	302	363	604	737
Total interest expense	2,246	1,900	4,327	3,825
Net interest income	10,974	10,233	21,841	20,346
Provision for loan losses	—	200	—	200
Net interest income after provision for loan losses	10,974	10,033	21,841	20,146
Noninterest income
Service charges on deposit accounts	690	599	1,333	1,168
Gain on securities transactions, net	37	261	132	520
Income on bank owned life insurance	235	204	469	392
Mortgage loan income	71	174	104	347
Other	155	157	303	289
Total noninterest income	1,188	1,395	2,341	2,716
Noninterest expense
Salaries and employee benefits	4,886	4,561	9,568	9,172
Occupancy expenses	740	646	1,472	1,287
Equipment expenses	260	248	544	487
FDIC assessment	164	252	365	503
Data processing fees	477	405	965	820
Amortization of intangibles	339	476	816	953
Other real estate expense (income), net	34	(15)	61	(117)
Other operating expenses	1,636	1,656	3,196	3,155
Total noninterest expense	8,536	8,229	16,987	16,260
Income before income taxes	3,626	3,199	7,195	6,602
Income tax expense	692	881	1,768	1,864
Net income	$2,934	$2,318	$5,427	$4,738
Net income per share — basic	$0.13	$0.11	$0.25	$0.22
Net income per share — diluted	$0.13	$0.11	$0.24	$0.22
Weighted average number of shares outstanding
Basic	21,997	21,897	21,979	21,885
Diluted	22,424	22,039	22,440	22,080

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$2,934	$2,318	$5,427	$4,738

Other comprehensive income:
Unrealized gains on investment securities:
Change in unrealized gain in investment securities	1,165	1,644	1,935	5,197
Tax related to unrealized gain in investment securities	(407)	(559)	(669)	(1,767)
Reclassification adjustment for gain in securities sold	(37)	(261)	(132)	(520)
Tax related to realized gain in securities sold	13	89	45	177
Defined benefit pension plan:
Tax related to defined benefit pension plan	11	—	11	—
Cash flow hedge:
Change in unrealized (loss) gain in cash flow hedge	(51)	(129)	31	(677)
Tax related to cash flow hedge	18	44	(10)	230
Total other comprehensive income	712	828	1,211	2,640
Total comprehensive income	$3,646	$3,146	$6,638	$7,378

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2016	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	44	—	83	—	—	83
Exercise and issuance of employee stock options	—	—	283	—	—	283
Net income	—	—	—	4,738	—	4,738
Other comprehensive income	—	—	—	—	2,640	2,640
Balance June 30, 2016	21,911	$219	$146,273	$(36,312)	$2,051	$112,231
Balance January 1, 2017	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	77	—	81	—	—	81
Exercise and issuance of employee stock options	—	—	502	—	—	502
Net income	—	—	—	5,427	—	5,427
Other comprehensive income	—	—	—	—	1,211	1,211
Balance June 30, 2017	22,037	$220	$147,250	$(25,701)	$(12)	$121,757

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands)

	June 30, 2017	June 30, 2016
Operating activities:
Net income	$5,427	$4,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,630	1,707
Stock-based compensation expense	373	286
Tax benefit of exercised stock options	(94)	(20)
Amortization of purchased loan premium	91	126
Provision for loan losses	—	200
Amortization of security premiums and accretion of discounts, net	833	892
Net gain on sale of securities	(132)	(520)
Net loss (gain) on sale and valuation of OREO and bank premises	1	(227)
Originations of mortgages held for sale	—	(30,940)
Proceeds from sales of mortgages held for sale	—	31,278
Increase in bank owned life insurance investment	(384)	(321)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,220)	329
Decrease in other liabilities	(313)	(1,124)
Net cash provided by operating activities	6,212	6,404

Investing activities:
Proceeds from available for sale securities	35,173	76,311
Proceeds from held to maturity securities	233	6,164
Proceeds from restricted equity securities	1,035	2,253
Purchase of available for sale securities	(30,191)	(32,547)
Purchase of held to maturity securities	(643)	(18,910)
Purchase of restricted equity securities	(793)	(2,477)
Proceeds from sale of other real estate owned	2,081	1,249
Improvements of other real estate, net of insurance proceeds	—	(34)
Net increase in loans	(24,602)	(33,207)
Principal recoveries of loans previously charged off	291	228
Purchase of premises and equipment, net	(2,228)	(1,035)
Purchase of small business investment company fund investment	(262)	—
Purchase of bank owned life insurance investment	—	(5,000)
Proceeds from sale of premises and equipment	—	146
Net cash used in investing activities	(19,906)	(6,859)

Financing activities:
Net increase in deposits	45,591	11,495
Net decrease in federal funds purchased	(4,714)	(6,620)
Net decrease in Federal Home Loan Bank advances	(5,393)	(1,382)
Proceeds from issuance of common stock	210	56
Payments on long-term debt	(1,670)	(1,869)
Net cash provided by financing activities	34,024	1,680

Net increase in cash and cash equivalents	20,330	1,225

Cash and cash equivalents:
Beginning of the period	21,072	16,969
End of the period	$41,402	$18,194

Supplemental disclosures of cash flow information:
Interest paid	$4,315	$3,844
Income taxes paid	2,470	3,214
Transfer of OREO property	42	425

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2017, the statements of income and comprehensive income for the three and six months ended June 30, 2017, and the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2017. Results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$47,450	$20	$(641)	$46,829
U.S. Gov’t sponsored agencies	2,844	—	(54)	2,790
State, county and municipal	123,625	2,877	(669)	125,833
Corporate and other bonds	16,087	119	(116)	16,090
Mortgage backed – U.S. Gov’t agencies	4,372	—	(118)	4,254
Mortgage backed – U.S. Gov’t sponsored agencies	16,784	17	(254)	16,547
Total Securities Available for Sale	$211,162	$3,033	$(1,852)	$212,343

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(79)	$9,921
State, county and municipal	36,392	975	(57)	37,310
Mortgage backed – U.S. Gov’t agencies	522	11	—	533
Total Securities Held to Maturity	$46,914	$986	$(136)	$47,764

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

The amortized cost and fair value of securities at June 30, 2017 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,126	$4,170	$1,560	$1,577
Due after one year through five years	23,226	23,416	93,522	94,729
Due after five years through ten years	13,641	14,083	99,688	99,820
Due after ten years	5,921	6,095	16,392	16,217
Total securities	$46,914	$47,764	$211,162	$212,343

Proceeds from sales of securities available for sale were $8.7 million and $20.1 million during the three months ended June 30, 2017 and 2016, respectively, and $21.0 million and $71.5 million for the six months ended June 30, 2017 and 2016, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross realized gains	$134	$278	$264	$1,032
Gross realized losses	(97)	(17)	(132)	(512)
Net securities gains	$37	$261	$132	$520

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2017 and 2016.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$16,777	$(229)	$24,266	$(412)	$41,043	$(641)
U.S. Gov’t sponsored agencies	-	-	2,290	(54)	2,290	(54)
State, county and municipal	18,184	(327)	4,504	(342)	22,688	(669)
Corporate and other bonds	1,240	(9)	6,700	(107)	7,940	(116)
Mortgage backed – U.S. Gov’t agencies	1,576	(23)	1,903	(95)	3,479	(118)
Mortgage backed – U.S. Gov’t sponsored agencies	12,571	(253)	124	(1)	12,695	(254)
Total	$50,348	$(841)	$39,787	$(1,011)	$90,135	$(1,852)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,921	$(79)	$-	$-	$9,921	$(79)
State, county and municipal	3,834	(57)	-	-	3,834	(57)
Total	$13,755	$(136)	$-	$-	$13,755	$(136)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$29,756	$(324)	$25,155	$(439)	$54,911	$(763)
U.S. Gov’t sponsored agencies	-	-	2,523	(116)	2,523	(116)
State, county and municipal	39,713	(848)	3,885	(312)	43,598	(1,160)
Corporate and other bonds	6,864	(103)	8,639	(330)	15,503	(433)
Mortgage backed – U.S. Gov’t agencies	1,598	(18)	1,897	(101)	3,495	(119)
Mortgage backed – U.S. Gov’t sponsored agencies	9,247	(313)	-	-	9,247	(313)
Total	$87,178	$(1,606)	$42,099	$(1,298)	$129,277	$(2,904)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,846	$(154)	$-	$-	$9,846	$(154)
State, county and municipal	8,052	(185)	-	-	8,052	(185)
Total	$17,898	$(339)	$-	$-	$17,898	$(339)

The unrealized losses (impairments) in the investment portfolio at June 30, 2017 and December 31, 2016 are generally a result of market fluctuations that occur daily. The unrealized losses are from 116 securities at June 30, 2017. Of those, 102 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Fourteen investment grade corporate and other bond obligations comprise the remaining securities with unrealized losses at June 30, 2017. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $67.2 million and $75.8 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $4.1 million and $4.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of June 30, 2017 and December 31, 2016, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at June 30, 2017 and December 31, 2016 were comprised of the following (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$212,502	24.59%	$207,863	24.86%
Commercial	341,182	39.49	339,804	40.63
Construction and land development	100,677	11.65	98,282	11.75
Second mortgages	7,537	0.87	7,911	0.95
Multifamily	50,511	5.85	39,084	4.67
Agriculture	7,985	0.92	7,185	0.86
Total real estate loans	720,394	83.37	700,129	83.72
Commercial loans	137,261	15.89	129,300	15.46
Consumer installment loans	5,107	0.59	5,627	0.67
All other loans	1,287	0.15	1,243	0.15
Total loans	$864,049	100.00%	$836,299	100.00%

The Company held $15.5 million and $15.8 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2017 and December 31, 2016, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $688,000 and $749,000 at June 30, 2017 and December 31, 2016, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At June 30, 2017 and December 31, 2016, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on historical loan loss experience, economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of June 30, 2017 (dollars in thousands):

				Three months ended		Six months ended
	June 30, 2017			June 30, 2017		June 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,941	$2,257	$—	$2,065	$7	$1,945	$15
Commercial	3,699	4,282	—	3,927	38	4,808	76
Construction and land development	—	—	—	—	—	—	—
Agriculture	258	258	—	129	—	86	—
Total real estate loans	5,898	6,797	—	6,121	45	6,839	91
Commercial loans	—	—	—	—	—	400	—
Consumer installment loans	—	—	—	—	—	—	—
Subtotal impaired loans with no valuation allowance	5,898	6,797	—	6,121	45	7,239	91
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,369	2,787	314	2,352	20	2,441	39
Commercial	2,796	3,194	355	1,596	2	1,270	4
Construction and land development	4,296	5,552	569	4,300	—	4,699	—
Agriculture	—	—	—	—	—	—	—
Total real estate loans	9,461	11,533	1,238	8,248	22	8,410	43
Commercial loans	1,499	1,620	189	892	1	612	2
Consumer installment loans	10	27	1	26	—	111	—
Subtotal impaired loans with a valuation allowance	10,970	13,180	1,428	9,166	23	9,133	45
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,310	5,044	314	4,417	27	4,386	54
Commercial	6,495	7,476	355	5,523	40	6,078	80
Construction and land development	4,296	5,552	569	4,300	—	4,699	—
Agriculture	258	258	—	129	—	86	—
Total real estate loans	15,359	18,330	1,238	14,369	67	15,249	134
Commercial loans	1,499	1,620	189	892	1	1,012	2
Consumer installment loans	10	27	1	26	—	111	—
Total impaired loans	$16,868	$19,977	$1,428	$15,287	$68	$16,372	$136

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances

The following table summarizes information related to impaired loans as of December 31, 2016 and the three and six months ended June 30, 2016 (dollars in thousands):

				Three months ended		Six months ended
	December 31, 2016			June 30, 2016		June 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,704	$1,931	$—	$2,570	$11	$2,863	$22
Commercial	6,570	7,078	—	4,252	39	4,282	78
Construction and land development	—	—	—	—	—	—	—
Second mortgages	—	—	—	68	—	68	—
Total real estate loans	8,274	9,009	—	6,890	50	7,213	100
Commercial loans	1,200	1,200	—	—	—	—	—
Consumer installment loans	—	—	—	246	1	122	2
Subtotal impaired loans with no valuation allowance	9,474	10,209	—	7,136	51	7,335	102
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,621	3,062	283	2,984	7	2,799	14
Commercial	617	1,051	73	540	2	435	4
Construction and land development	5,495	6,746	730	5,100	—	5,107	—
Second mortgages	—	—	—	74	—	6	—
Total real estate loans	8,733	10,859	1,086	8,698	9	8,347	18
Commercial loans	53	53	7	54	—	27	—
Consumer installment loans	281	285	37	82	—	81	—
Subtotal impaired loans with a valuation allowance	9,067	11,197	1,130	8,834	9	8,455	18
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,325	4,993	283	5,554	18	5,662	36
Commercial	7,187	8,129	73	4,792	41	4,717	82
Construction and land development	5,495	6,746	730	5,100	—	5,107	—
Second mortgages	—	—	—	142	—	74	—
Total real estate loans	17,007	19,868	1,086	15,588	59	15,560	118
Commercial loans	1,253	1,253	7	54	—	27	—
Consumer installment loans	281	285	37	328	1	203	2
Total impaired loans	$18,541	$21,406	$1,130	$15,970	$60	$15,790	$120

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2017 and December 31, 2016, is set forth in the table below (dollars in thousands):

	June 30, 2017	December 31, 2016
Nonaccruals	$11,514	$10,243
Trouble debt restructure and still accruing	5,354	4,653
Substandard and still accruing	—	3,645
Total impaired	$16,868	$18,541

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and six months ended June 30, 2017 and 2016. For the three months ended June 30, 2017 and 2016, estimated interest income of $201,000 and $219,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2017 and 2016, estimated interest income of $345,000 and $409,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at June 30, 2017 and December 31, 2016. The following tables present an age analysis of past due status of loans by category as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,289	$2,130	$3,419	$209,083	$212,502
Commercial	1,904	3,548	5,452	335,730	341,182
Construction and land development	—	4,296	4,296	96,381	100,677
Second mortgages	—	—	—	7,537	7,537
Multifamily	—	—	—	50,511	50,511
Agriculture	—	258	258	7,727	7,985
Total real estate loans	3,193	10,232	13,425	706,969	720,394
Commercial loans	1,300	1,272	2,572	134,689	137,261
Consumer installment loans	52	10	62	5,045	5,107
All other loans	—	—	—	1,287	1,287
Total loans	$4,545	$11,514	$16,059	$847,990	$864,049

	December 31, 2016
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$296	$2,893	$3,189	$204,674	$207,863
Commercial	—	1,758	1,758	338,046	339,804
Construction and land development	54	5,495	5,549	92,733	98,282
Second mortgages	—	—	—	7,911	7,911
Multifamily	—	—	—	39,084	39,084
Agriculture	—	—	—	7,185	7,185
Total real estate loans	350	10,146	10,496	689,633	700,129
Commercial loans	—	53	53	129,247	129,300
Consumer installment loans	3	44	47	5,580	5,627
All other loans	—	—	—	1,243	1,243
Total loans	$353	$10,243	$10,596	$825,703	$836,299

Activity in the allowance for loan losses on loans by segment for the three and six months ended June 30, 2017 and 2016 is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2017
	March 31, 2017	Provision Allocation	Charge-offs	Recoveries	June 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,823	$927	$(12)	$59	$3,797
Commercial	1,776	(11)	—	18	1,783
Construction and land development	1,547	(226)	—	62	1,383
Second mortgages	50	(19)	—	2	33
Multifamily	193	(26)	—	—	167
Agriculture	32	(11)	—	—	21
Total real estate loans	6,421	634	(12)	141	7,184
Commercial loans	1,316	260	(120)	1	1,457
Consumer installment loans	133	12	(78)	44	111
All other loans	15	(6)	—	—	9
Unallocated	1,628	(900)	—	—	728
Total loans	$9,513	$—	$(210)	$186	$9,489

	Three Months Ended June 30, 2016
	March 31, 2016	Provision Allocation	Charge-offs	Recoveries	June 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,455	$281	$(305)	$14	$2,445
Commercial	3,114	516	(75)	17	3,572
Construction and land development	1,589	(13)	—	1	1,577
Second mortgages	103	(58)	—	1	46
Multifamily	300	(7)	—	—	293
Agriculture	12	13	—	—	25
Total real estate loans	7,573	732	(380)	33	7,958
Commercial loans	948	310	—	10	1,268
Consumer installment loans	86	39	(34)	11	102
All other loans	6	4	—	—	10
Unallocated	981	(885)	—	—	96
Total loans	$9,594	$200	$(414)	$54	$9,434

	Six Months Ended June 30, 2017
	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	June 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$989	$(38)	$77	$3,797
Commercial	1,952	(194)	—	25	1,783
Construction and land development	2,195	(861)	(14)	63	1,383
Second mortgages	72	(88)	—	49	33
Multifamily	260	(93)	—	—	167
Agriculture	15	6	—	—	21
Total real estate loans	7,263	(241)	(52)	214	7,184
Commercial loans	602	972	(120)	3	1,457
Consumer installment loans	135	25	(123)	74	111
All other loans	7	2	—	—	9
Unallocated	1,486	(758)	—	—	728
Total loans	$9,493	$—	$(295)	$291	$9,489

	Six Months Ended June 30, 2016
	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	June 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,884	$(225)	$(325)	$111	$2,445
Commercial	3,769	(114)	(112)	29	3,572
Construction and land development	1,298	277	—	2	1,577
Second mortgages	96	(56)	—	6	46
Multifamily	141	152	—	—	293
Agriculture	24	1	—	—	25
Total real estate loans	8,212	35	(437)	148	7,958
Commercial loans	631	626	—	11	1,268
Consumer installment loans	93	56	(116)	69	102
All other loans	25	(15)	—	—	10
Unallocated	598	(502)	—	—	96
Total loans	$9,559	$200	$(553)	$228	$9,434

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$314	$3,483	$3,797	$4,310	$208,192	$212,502
Commercial	355	1,428	1,783	6,495	334,687	341,182
Construction and land development	569	814	1,383	4,296	96,381	100,677
Second mortgages	—	33	33	—	7,537	7,537
Multifamily	—	167	167	—	50,511	50,511
Agriculture	—	21	21	258	7,727	7,985
Total real estate loans	1,238	5,946	7,184	15,359	705,035	720,394
Commercial loans	189	1,268	1,457	1,499	135,762	137,261
Consumer installment loans	1	110	111	10	5,097	5,107
All other loans	—	9	9	—	1,287	1,287
Unallocated	—	728	728	—	—	—
Total loans	$1,428	$8,061	$9,489	$16,868	$847,181	$864,049

	December 31, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$283	$2,486	$2,769	$4,325	$203,538	$207,863
Commercial	73	1,879	1,952	7,187	332,617	339,804
Construction and land development	730	1,465	2,195	5,495	92,787	98,282
Second mortgages	—	72	72	—	7,911	7,911
Multifamily	—	260	260	—	39,084	39,084
Agriculture	—	15	15	—	7,185	7,185
Total real estate loans	1,086	6,177	7,263	17,007	683,122	700,129
Commercial loans	7	595	602	1,253	128,047	129,300
Consumer installment loans	37	98	135	281	5,346	5,627
All other loans	—	7	7	—	1,243	1,243
Unallocated	—	1,486	1,486	—	—	—
Total loans	$1,130	$8,363	$9,493	$18,541	$817,758	$836,299

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $15.5 million and $15.8 million at June 30, 2017 and December 31, 2016, respectively.

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

The following tables present the composition of loans by credit quality indicator at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$206,324	$3,934	$2,244	$—	$212,502
Commercial	333,570	2,523	5,089	—	341,182
Construction and land development	95,677	703	4,297	—	100,677
Second mortgages	7,427	110	—	—	7,537
Multifamily	47,950	—	2,561	—	50,511
Agriculture	7,327	380	278	—	7,985
Total real estate loans	698,275	7,650	14,469	—	720,394
Commercial loans	131,826	2,833	2,602	—	137,261
Consumer installment loans	5,057	40	10	—	5,107
All other loans	1,287	—	—	—	1,287
Total loans	$836,445	$10,523	$17,081	$—	$864,049

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$199,973	$4,612	$3,278	$—	$207,863
Commercial	330,851	3,168	5,785	—	339,804
Construction and land development	92,556	234	5,492	—	98,282
Second mortgages	7,474	437	—	—	7,911
Multifamily	36,474	—	2,610	—	39,084
Agriculture	7,067	118	—	—	7,185
Total real estate loans	674,395	8,569	17,165	—	700,129
Commercial loans	122,129	5,879	1,292	—	129,300
Consumer installment loans	5,563	20	44	—	5,627
All other loans	1,243	—	—	—	1,243
Total loans	$803,330	$14,468	$18,501	$—	$836,299

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 21 and 18 loans that met the definition of a TDR as of June 30, 2017 and 2016, respectively.

During the three and six months ended June 30, 2017, the Company modified one 1-4 family loan and one agriculture loan that was considered to be a TDR. The Company lowered the interest rate for the 1-4 family loan, which had a pre- and post-modification balance of $894,000. The Company extended the terms for the agriculture loan, which had a pre- and post-modification balance of $258,000.

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

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and six months ended June 30, 2017 and 2016.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2017, the Company had 1-4 family mortgages in the amount of $150.1 million pledged to the Federal Home Loan Bank with a lendable collateral value of $124.7 million.

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

As of June 30, 2017 and December 31, 2016, the outstanding contractual balance of the PCI loans was $76.3 million and $81.1 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$43,290	89.47%	$46,623	89.72%
Commercial	571	1.18	649	1.25
Construction and land development	1,915	3.96	1,969	3.79
Second mortgages	2,348	4.85	2,453	4.72
Multifamily	263	0.54	270	0.52
Total real estate loans	48,387	100.00	51,964	100.00
Total PCI loans	$48,387	100.00%	$51,964	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and six months ended June 30, 2017 and 2016.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$43,290	$200	$46,623
Commercial	—	571	—	649
Construction and land development	—	1,915	—	1,969
Second mortgages	—	2,348	—	2,453
Multifamily	—	263	—	270
Total real estate loans	200	48,387	200	51,964
Total PCI loans	$200	$48,387	$200	$51,964

The change in the accretable yield balance for the six months ended June 30, 2017 and the year ended December 31, 2016, is as follows (dollars in thousands):

Balance, January 1, 2016	$49,128
Accretion	(6,206)
Reclassification from nonaccretable yield	5,433
Balance, December 31, 2016	$48,355
Accretion	(2,931)
Reclassification from nonaccretable yield	149
Balance, June 30, 2017	$45,573

The PCI loans were not classified as nonperforming assets as of June 30, 2017, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016

Residential 1-4 family	$27	$1,276
Commercial	15	643
Construction and land development	2,345	2,508
Total other real estate owned	$2,387	$4,427

At June 30, 2017, the Company had $1.3 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016

NOW	$142,838	$137,332
MMDA	119,582	111,346
Savings	90,224	90,340
Time deposits less than or equal to $250,000	451,352	440,699
Time deposits over $250,000	140,418	128,690
Total interest bearing deposits	$944,414	$908,407

Note 7. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$35	$(767)	$8	$(724)
Other comprehensive income (loss) before reclassifications	758	11	(33)	736
Amounts reclassified from AOCI	(24)	-	-	(24)
Net current period other comprehensive income (loss)	734	-	(33)	712
Ending balance	$769	$(756)	$(25)	$(12)

	Three months ended June 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$2,617	$(901)	$(493)	$1,223
Other comprehensive income (loss) before reclassifications	1,085	-	(85)	1,000
Amounts reclassified from AOCI	(172)	-	-	(172)
Net current period other comprehensive income (loss)	913	-	(85)	828
Ending balance	$3,530	$(901)	$(578)	$2,051

	Six months ended June 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive income (loss) before reclassifications	1,266	11	21	1,298
Amounts reclassified from AOCI	(87)	-	-	(87)
Net current period other comprehensive income (loss)	1,179	-	21	1,211
Ending balance	$769	$(756)	$(25)	$(12)

	Six months ended June 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive income (loss) before reclassifications	3,430	-	(447)	2,983
Amounts reclassified from AOCI	(343)	-	-	(343)
Net current period other comprehensive income (loss)	3,087	-	(447)	2,640
Ending balance	$3,530	$(901)	$(578)	$2,051

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income (Loss)
	Three months ended
	June 30, 2017	June 30, 2016
Securities available for sale:
Unrealized gains on securities available for sale	$(37)	$(261)	Gain on securities transactions, net
Related tax expense	13	89	Income tax expense
	$(24)	$(172)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income (Loss)
	Six months ended
	June 30, 2017	June 30, 2016
Securities available for sale:
Unrealized gains on securities available for sale	$(132)	$(520)	Gain on securities transactions, net
Related tax expense	45	177	Income tax expense
	$(87)	$(343)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2017.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$46,829	$1,086	$45,743	$-
U.S. Gov’t sponsored agencies	2,790	-	2,790	-
State, county and municipal	125,833	3,552	122,281	-
Corporate and other bonds	16,090	-	16,090	-
Mortgage backed – U.S. Gov’t agencies	4,254	-	4,254	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,547	1,809	14,738	-
Total investment securities available for sale	212,343	6,447	205,896	-
Total assets at fair value	$212,343	$6,447	$205,896	$-
Cash flow hedge	39	-	39	-
Total liabilities at fair value	$39	$-	$39	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,976	$11,055	$46,921	$-
U.S. Gov’t sponsored agencies	3,336	952	2,384	-
State, county and municipal	122,773	2,345	120,428	-
Corporate and other bonds	15,503	-	15,503	-
Mortgage backed – U.S. Gov’t agencies	3,495	-	3,495	-
Mortgage backed – U.S. Gov’t sponsored agencies	13,038	-	13,038	-
Total investment securities available for sale	216,121	14,352	201,769	-
Total assets at fair value	$216,121	$14,352	$201,769	$-
Cash flow hedge	$(70)	$-	$(70)	$-
Total liabilities at fair value	$(70)	$-	$(70)	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$11,013	$—	$1,301	$9,712
Other real estate owned	2,387	—	1,226	1,161
Total assets at fair value	$13,400	$—	$2,527	$10,873
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,536	$—	$2,168	$7,368
Other real estate owned	4,427	—	3,408	1,019
Total assets at fair value	$13,963	$—	$5,576	$8,387
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2017 and December 31, 2016, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not measured as such on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,914	$47,764	$643	$47,121	$—
Loans, net of allowance	854,560	855,322	—	845,610	9,712
PCI loans, net of allowance	48,187	53,879	—	—	53,879

Financial liabilities:
Interest bearing deposits	944,414	945,069	—	945,069	—
Long-term borrowings	80,618	80,549	—	80,549	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,608	$46,858	$1,093	$45,765	$—
Loans, net of allowance	826,806	829,349	—	821,981	7,368
PCI loans, net of allowance	51,764	57,100	—	—	57,100

Financial liabilities:
Interest bearing deposits	908,407	909,627	—	909,627	—
Long-term borrowings	87,681	87,611	—	87,611	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of June 30, 2017. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2017
Basic EPS	$2,934	21,997	$0.13
Effect of dilutive stock awards	—	427	—
Diluted EPS	$2,934	22,424	$0.13

For the three months ended June 30, 2016
Basic EPS	$2,318	21,897	$0.11
Effect of dilutive stock awards	—	142	—
Diluted EPS	$2,318	22,039	$0.11

For the six months ended June 30, 2017
Basic EPS	$5,427	21,979	$0.25
Effect of dilutive stock awards	—	461	(0.01)
Diluted EPS	$5,427	22,440	$0.24

For the six months ended June 30, 2016
Basic EPS	$4,738	21,885	$0.22
Effect of dilutive stock awards	—	195	—
Diluted EPS	$4,738	22,080	$0.22

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and six months ended June 30, 2017. Antidilutive common shares issuable under awards or options of 259,000 were excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2016.

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

The following table provides the components of net periodic benefit cost for the plan for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest cost	$39	$47	$78	$95
Expected return on plan assets	(70)	(81)	(140)	(163)
Amortization of prior service cost	1	1	2	2
Recognized net loss due to settlement	—	13	—	26
Recognized net actuarial loss	12	59	24	72
Net periodic benefit (income) cost	$(18)	$39	$(36)	$32

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $390,000 of cash pledged as collateral for each of the periods ended June 30, 2017 and December 31, 2016.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and six months ended June 30, 2017 and 2016. The fair value of the Company’s cash flow hedge was an unrealized loss of $39,000 and $70,000 at June 30, 2017 and December 31, 2016, respectively, and was recorded in other liabilities. The loss was recorded as a component of other comprehensive income net of associated tax effects.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2017 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2017 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 25 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three and six months ended June 30, 2017 and 2016. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2013 through 2016 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income was $2.9 million for the second quarter of 2017, compared with $2.3 million in the second quarter of 2016. Earnings per common share, basic and fully diluted, were $0.13 per share and $0.11 per share for the three months ended June 30, 2017 and 2016, respectively.

The increase of $616,000 in net income in the second quarter of 2017 over the same period in 2016 was principally driven by a $1.1 million increase in interest and fees on loans, which resulted in an increase in net interest income of $741,000, or 7.2%. Also improving in the second quarter of 2017 versus the same period in 2016 was a reduction of $189,000, or 21.5%, in income tax expense. Offsetting these improvements was an increase of $307,000, or 3.7%, in noninterest expenses and a decrease of $207,000 in noninterest income, as gains on securities transactions declined $224,000 year-over-year.

Net income was $5.4 million for the six months ended June 30, 2017 compared with $4.7 million for the first half of 2016. The increase in net income was the result of an increase of $2.0 million in interest and dividend income, driving an improvement in net interest income of $1.5 million. Another improvement was a decline of $96,000 in income tax expense. Offsetting the increases in net income was an increase of $727,000, or 4.5%, in noninterest expenses and a decline of $375,000 in noninterest income. Basic and fully diluted earnings per common share for the six months ended June 30, 2017 were $0.25 and $0.24, respectively, compared with basic and fully diluted earnings per common share of $0.22 for the same period in 2016. The change in basic earnings per common share represents an increase of 13.6%.

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

Net interest income for the second quarter of 2017 was $11.0 million, an increase of $741,000, or 7.2%, from the second quarter of 2016. The yield on earning assets of 4.53% in the second quarter of 2017 is an increase of two basis points from 4.51% for the second quarter of 2016. The yield for the second quarter of 2017 was positively influenced by an increase in the yield on loans, from 4.59% in the second quarter of 2016 to 4.64% for the same period in 2017. Additionally, the tax-equivalent yield on securities increased from 3.03% in the second quarter of 2016 to 3.09% in the second quarter of 2017. Interest and dividend income increased $1.1 million, or 9.0%, over this time period. The average balance of loans increased $85.8 million, or 11.1%, from $774.6 million in the second quarter of 2016 to $860.4 million in the second quarter of 2017. Interest income on securities on a tax equivalent basis increased by $107,000, year-over-year, from $2.0 million in the second quarter of 2016 to $2.1 million in the second quarter of 2017. Interest and fees on PCI loans decreased by $103,000 year-over-year and was $1.5 million for the second quarter of 2017. The yield on the PCI portfolio was 11.8% in the second quarter of 2017 compared with 11.2% in the second quarter of 2016. The average balance of the PCI portfolio declined $6.5 million for the year-over-year comparison period.

Interest expense increased $346,000, or 18.2%, when comparing the second quarter of 2016 and the second quarter of 2017. Interest expense on deposits increased $407,000, or 26.5%, as the average balance of interest bearing deposits increased $93.3 million, or 11.1%. The Bank’s cost of interest bearing liabilities increased from 0.80% in the second quarter of 2016 to 0.89% in the second quarter of 2017.

The tax equivalent net interest margin declined four basis points from 3.82% in the second quarter of 2016 to 3.78% in the second quarter of 2017. Likewise, the interest spread decreased from 3.71% to 3.64% over the same time period.  The decline in the margin was precipitated by an increase of two basis points in yield on earning assets, offset by an increase of nine basis points in the cost of total interest bearing liabilities.

For the first half of 2017, net interest income increased $1.5 million, or 7.3%, over the prior year and was $21.8 million. The yield on earning assets of 4.57% for the same period compared with 4.52% for the first six months of 2016. Interest and fees on loans of $19.5 million in the first two quarters of 2017 was an increase of $2.1 million compared with $17.4 million for the same period in 2016. Interest and fees on PCI loans declined $223,000 over this same time frame. Securities income increased $63,000 for the first six months of 2017 compared with the same period in 2016. On a tax-equivalent basis, income on securities increased $89,000 and the tax-equivalent yield on the portfolio was 3.15% for the first two quarters of 2017 and 3.12% for the same period in 2016.

Interest expense of $4.3 million represents an increase of $502,000 in the first six months of 2017 compared with the same period in 2016. Total average interest bearing liabilities increased 5.9%, or $56.5 million, as loan growth has been fueled by an average balance increase of 12.1%, or $63.4 million, in time deposits and by a $23.8 million, or 22.4%, increase in noninterest bearing deposits.

The tax equivalent net interest margin was 3.83% for the first six months of 2017 versus 3.82% for the first six months of 2016. The net interest spread was 3.70% for the first six months of 2017 versus 3.71% for the first six months of 2016.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2017 and 2016. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended June 30, 2017			Three months ended June 30, 2016
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$860,393	$9,952	4.64%	$774,553	$8,873	4.59%
Purchased credit impaired (PCI) loans	49,253	1,453	11.80	55,780	1,556	11.19
Total loans	909,646	11,405	5.03	830,333	10,429	5.04
Interest bearing bank balances	19,225	52	1.10	13,338	23	0.71
Federal funds sold	137	-	1.04	-	-	-
Securities (taxable)	182,227	1,157	2.54	178,915	1,124	2.51
Securities (tax exempt)(1)	85,972	918	4.27	81,205	844	4.16
Total earning assets	1,197,207	13,532	4.53	1,103,791	12,420	4.51
Allowance for loan losses	(9,697)			(10,014)
Non-earning assets	89,222			84,859
Total assets	$1,276,732			$1,178,636

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$241,376	154	0.26	$234,051	152	0.26
Savings	91,723	60	0.26	84,508	55	0.26
Time deposits	598,965	1,730	1.16	520,207	1,330	1.02
Total deposits	932,064	1,944	0.84	838,766	1,537	0.73
Short-term borrowings	517	2	1.37	1,405	3	0.92
FHLB and other borrowings	84,761	300	1.42	103,883	302	1.17
Long-term debt	-	-	-	4,862	58	4.75
Total interest bearing liabilities	1,017,342	2,246	0.89	948,916	1,900	0.80
Noninterest bearing deposits	133,320			113,777
Other liabilities	5,654			5,076
Total liabilities	1,156,316			1,067,769
Shareholders' equity	120,416			110,867

Total liabilities and shareholders' equity	$1,276,732			$1,178,636
Net interest earnings		$11,286			$10,520
Interest spread			3.64%			3.71%
Net interest margin			3.78%			3.82%

Tax equivalent adjustment:
Securities		$312			$287

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Six months ended June 30, 2017			Six months ended June 30, 2016
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$849,839	$19,549	4.64%	$764,093	$17,426	4.57%
Purchased credit impaired (PCI) loans	50,011	2,932	11.66	56,820	3,155	11.14
Total loans	899,850	22,481	5.04	820,913	20,581	5.03
Interest bearing bank balances	14,207	78	1.11	11,665	44	0.77
Federal funds sold	93	-	1.00	-	-	-
Securities (taxable)	182,734	2,406	2.63	181,788	2,395	2.63
Securities (tax exempt)(1)	85,353	1,822	4.27	83,631	1,744	4.17
Total earning assets	1,182,237	26,787	4.57	1,097,997	24,764	4.52
Allowance for loan losses	(9,709)			(10,046)
Non-earning assets	88,919			83,344
Total assets	$1,261,447			$1,171,295

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$240,110	295	0.25	$232,356	325	0.28
Savings	91,829	121	0.27	83,818	118	0.28
Time deposits	586,722	3,307	1.14	523,337	2,645	1.01
Total deposits	918,661	3,723	0.82	839,511	3,088	0.74
Short-term borrowings	1,306	7	1.14	2,102	8	0.80
FHLB and other borrowings	87,354	597	1.38	103,949	608	1.17
Long-term debt	-	-	-	5,264	121	4.54
Total interest bearing liabilities	1,007,321	4,327	0.87	950,826	3,825	0.81
Noninterest bearing deposits	130,091			106,282
Other liabilities	5,534			5,067
Total liabilities	1,142,946			1,062,175
Shareholders' equity	118,500			109,120

Total liabilities and shareholders' equity	$1,261,446			$1,171,295
Net interest earnings		$22,460			$20,939
Interest spread			3.70%			3.71%
Net interest margin			3.83%			3.82%

Tax equivalent adjustment:
Securities		$619			$593

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

The Company did not record a provision for loan losses during the three and six months ended June 30, 2017. Likewise, there was no provision for loan losses on the PCI loan portfolio during the three and six months ended June 30, 2017 and 2016, respectively. The Company recorded a $200,000 provision for loan losses for the three and six months ended June 30, 2016. The provision for loan losses booked in the second quarter of 2016 supported general reserves following loan growth of $19.5 million during the quarter. During the other periods, the absence of a provision was the direct result of minimal charge-offs and the ongoing stabilization of asset quality. Additional discussion of loan quality is presented below.

There were net charge-offs of $24,000 in the second quarter of 2017, compared with net charge-offs of $360,000 in the second quarter of 2016.  Total charge-offs for the second quarter of 2017 were $210,000 compared with $414,000 in the second quarter of 2016.  Recoveries of previously charged-off loans were $186,000 for the second quarter of 2017 compared with $54,000 in the second quarter of 2016.

There were net charge-offs of $4,000 for the six months ended June 30, 2017, compared with net charge-offs of $325,000 for the six months ended June 30, 2016.  Total charge-offs for the six months ended June 30, 2017 were $295,000 compared with $553,000 for the six months ended June 30, 2016.  Recoveries of previously charged-off loans were $291,000 for the six months ended June 30, 2017 compared with $228,000 for the six months ended June 30, 2016.

Noninterest Income

Noninterest income decreased $207,000, or 14.8%, from the second quarter of 2016 to the second quarter of 2017. Gains on securities transactions were $37,000 in the second quarter of 2017 compared with $261,000 in the second quarter of 2016, decreasing $224,000. Also decreasing year-over-year was mortgage loan income, which decreased $103,000. Offsetting these decreases were increases in service charges on deposit accounts, which increased by $91,000, or 15.2%, on a higher level of demand deposit accounts. Income on bank owned life insurance increased by $31,000 over the comparison period.

Noninterest income was $2.3 million for the first six months of 2017, a decrease of $375,000, or 13.8%, compared with $2.7 million for the first six months of 2016. Securities gains of $132,000 in the first two quarters of 2017 compared with $520,000 for the same period in 2016, a decrease of $388,000. Mortgage loan income of $104,000 for the first six months of 2017 is a decline of $243,000 from mortgage loan income of $347,000 for the same period in 2016. The Company discontinued a wholesale mortgage operation at the end of the third quarter of 2016 and has shifted to a platform that requires lower overhead but has equivalent or better net revenue potential. Offsetting these declines were a $165,000 increase in service charges on deposit accounts, which were $1.3 million for the first six months of 2017, and a $77,000 increase in income on bank owned life insurance. The increase in service charges is the result of an increased volume of DDA accounts in 2017 versus the same period in 2016.

Noninterest Expense

Noninterest expenses increased $307,000, or 3.7%, when comparing the second quarter of 2017 to the same period in 2016. Salaries and employee benefits increased $325,000 over this time frame while occupancy expenses increased $94,000, data processing expenses increased $72,000, other real estate expense increased $49,000 and equipment expenses increased $12,000. Offsetting these increases was a decrease of $137,000 in amortization of intangibles and a decrease of $88,000 in FDIC assessment.

Noninterest expenses were $17.0 million for the first six months of 2017, as compared with $16.3 million for the same period in 2016. This is an increase of $727,000, or 4.5%. This increase is primarily the result from staffing, occupancy, equipment, data processing, advertising and supply costs associated with the six full months in 2017 of operating new offices opened in Fairfax during the first quarter of 2016, in Cumberland in August 2016 and in western Henrico and Lynchburg during 2017. The largest increase in noninterest expenses over this time frame was in salaries and employee benefits, which increased $396,000, or 4.3%. Occupancy expenses increased by $185,000. Other real estate (ORE) expenses increased by $178,000 for the first six months of 2017 compared with the same period in 2016. The increase in other real estate expenses was the direct result of $197,000 in net gain on sale of ORE and $30,000 in gain on disposal of the Catonsville branch during the first six months of 2016. Offsetting those gains were ORE legal and direct expenses of $158,000 in 2016 versus $103,000 in 2017 and rental income on ORE properties of $47,000 during the first six months of 2016, compared to $41,000 during the first six months of 2017. Data processing fees increased by $145,000, equipment expenses by $57,000 and other operating expenses by $41,000 in the first six month of 2017 compared with the same period in 2016. Offsetting these increases to noninterest expenses were decreases to amortization of intangibles, which declined $137,000, and to FDIC assessment, which declined $138,000.

Income Taxes

Income tax expense was $692,000 for the three months ended June 30, 2017 compared with income tax expense of $881,000 for the second quarter of 2016. The effective tax rate was 19.1% for the second quarter of 2017 compared with 27.5% for the second quarter of 2016. The effective tax rate was 24.6% for the six month period ended June 30, 2017 compared with 28.2% for the same period in 2016.

FINANCIAL CONDITION

General

Total assets increased $40.7 million, or 3.3%, to $1.291 billion at June 30, 2017 as compared with $1.250 billion at December 31, 2016. Total loans were $864.0 million at June 30, 2017, increasing $27.8 million, or 3.3%, from year end 2016. Total PCI loans were $48.4 million at June 30, 2017 versus $52.0 million at year end 2016.

During the first six months of 2017, multifamily loans exhibited the largest dollar volume increase, $11.4 million, or 29.2%, and were $50.5 million, representing less than 6% of the total portfolio. Commercial loans grew $8.0 million, or 6.2%, and had total balances of $137.3 million at June 30, 2017. Residential 1-4 family loans grew $4.6 million, or 2.2%, and had total balances of $212.5 million at June 30, 2017. Construction and land development loan balances of $100.7 million at June 30, 2017 grew $2.4 million during 2017.

The Company’s securities portfolio, excluding equity securities, declined $3.5 million, or 1.3%, from $262.7 million at December 31, 2016 to $259.3 million at June 30, 2017. Net realized gains of $132,000 were recognized during the first six months of 2017 through sales and call activity, as compared with $520,000 recognized during the first six months of 2016.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $212.3 million at June 30, 2017 and $216.1 million at December 31, 2016. At June 30, 2017, the Company had a net unrealized gain on the AFS portfolio of $1.2 million compared with a net unrealized loss of $621,000 at December 31, 2016. Municipal securities comprised 59.3% of the total AFS portfolio at June 30, 2017. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $41.4 million and $21.1 million at June 30, 2017 and December 31, 2016, respectively. There were federal funds sold of $152,000 at June 30, 2017 and federal funds purchased of $4.7 million at December 31, 2016.

Interest bearing deposits at June 30, 2017 were $944.4 million, an increase of $36.0 million, or 4.0%, from $908.4 million at December 31, 2016. During this period, time deposits $250,000 and over increased $11.7 million, or 9.1%, time deposits less than or equal to $250,000 increased $10.7 million, or 2.4%, MMDA balances increased $8.2 million, or 7.4%, and NOW accounts increased $5.5 million, or 4.0%. Total deposits grew 4.4%, or $45.6 million, during 2017. That increase included a decline in brokered funding of $17.4 million, meaning retail deposits actually grew $63.0 million, or 6.4%, during 2017.

FHLB advances were $76.5 million at June 30, 2017, compared with $81.9 million at December 31, 2016. Long term debt was $0 at June 30, 2017 compared with $1.7 million at December 31, 2016. The Company has fully paid a borrowing, initially in the amount of $10.7 million and obtained in April 2014, the proceeds of which were used to redeem the Company’s remaining outstanding TARP preferred stock.

Shareholders’ equity was $121.8 million at June 30, 2017 and $114.5 million at December 31, 2016.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $13.9 million at June 30, 2017 and net charge-offs were $4,000 for the six months ended June 30, 2017. This compares with nonperforming assets of $14.7 million and net charge-offs of $516,000 at and for the year ended December 31, 2016.

Nonperforming loans were $11.5 million at June 30, 2017, a $1.3 million increase from $10.2 million at December 31, 2016. The $1.3 million increase in nonperforming loans since December 31, 2016 was the net result of $4.4 million in additions to nonperforming loans and $3.1 million in reductions.  With respect to the reductions in nonperforming loans, $841,000 were payments to existing credits, $172,000 were charge-offs, $926,000 were loans returned to accruing status, and $1.2 million paid off.

The allowance for loan losses, excluding PCI, equaled 82.41% of nonaccrual loans at June 30, 2017 compared with 92.68% at December 31, 2016. The ratio of the allowance for loan losses to total nonperforming assets was 69.70% at June 30, 2017, compared with 66.07% at December 31, 2016.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 1.60% at June 30, 2017 versus 1.74% at December 31, 2016.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2017 and December 31, 2016, total impaired loans, excluding PCI loans, equaled $16.9 million and $18.5 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Nonaccrual loans	$11,514	$10,243
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	11,514	10,243
OREO	2,387	4,427
Total nonperforming assets	$13,901	$14,670

Accruing troubled debt restructure loans	$5,354	$4,653

Balances
Specific reserve on impaired loans	1,428	1,130
General reserve related to unimpaired loans	8,061	8,363
Total allowance for loan losses	9,489	9,493
Average loans during the year, net of unearned income	849,839	787,245

Impaired loans	16,868	18,541
Non-impaired loans	847,181	817,758
Total loans, net of unearned income	864,049	836,299

Ratios
Allowance for loan losses to loans, excluding PCI loans, to loans	1.10%	1.14%
Allowance for loan losses to nonperforming assets	69.70	66.07
Allowance for loan losses, excluding PCI loans, to nonaccrual loans	82.41	92.68
General reserve to non-impaired loans	0.95	1.02
Nonaccrual loans to loans	1.33	1.22
Nonperforming assets to loans and OREO	1.60	1.74
Net charge-offs to average loans	0.00	0.07

The Company grants troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2017, the Company had 21 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Six of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at June 30, 2017 was $6.9 million, of which $1.5 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at June 30, 2017 and December 31, 2016 is below (dollars in thousands):

	June 30, 2017	December 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,130	$2,893
Commercial	3,548	1,758
Construction and land development	4,296	5,495
Agriculture	258	—
Total real estate loans	10,232	10,146
Commercial loans	1,272	53
Consumer installment loans	10	44
Total loans	$11,514	$10,243

At June 30, 2017, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2017 was $4.3 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all six relationships was $569,000 at June 30, 2017, or 13.25% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 13.5% at June 30, 2017 compared with 13.2% at December 31, 2016. The tier 1 risk-based capital ratio was 12.6% at June 30, 2017 and 12.2% at December 31, 2016. The Company’s tier 1 leverage ratio was 9.9% at June 30, 2017 and 9.6% at December 31, 2016.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.2% at June 30, 2017 and 11.8% at December 31, 2016.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At June 30, 2017, the Company had a capital conservation buffer of 5.5%, well above the 2017 required buffer of 1.25%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2017 and December 31, 2016 was as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Cash and due from banks	$11,342	$13,828
Interest bearing bank deposits	29,908	7,244
Federal funds sold	152	—
Available for sale securities, at fair value, unpledged	175,450	170,898
Total liquid assets	$216,852	$191,970

Deposits and other liabilities	$1,168,750	$1,135,280
Ratio of liquid assets to deposits and other liabilities	18.55%	16.91%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2017 and December 31, 2016, is as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit	$129,597	$134,517
Standby letters of credit	6,399	7,151
Total commitments with off-balance sheet risks	$135,996	$141,668

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

The fair value of the Company’s cash flow hedge was an unrealized loss of $39,000 and $70,000 at June 30, 2017 and December 31, 2016, respectively, which was recorded in other liabilities. The Company’s cash flow hedge is deemed to be effective. Therefore, the loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2017 (dollars in thousands):

	June 30, 2017
	%	$
Change in Yield curve
+400 bp	2.8	1,246
+300 bp	2.2	982
+200 bp	1.6	685
+100 bp	0.8	358
most likely	—	—
-100 bp	(1.2)	(539)
-200 bp	(3.5)	(1,556)
-300 bp	(3.7)	(1,615)
-400 bp	(3.7)	(1,618)

At June 30, 2017, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 2.8%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 3.7%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2017

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2017

