Form 10-Q
period 2017-09-30
Community Bankers Trust Corp
filed 2017-11-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

At September 30, 2017, there were 22,047,833 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(dollars in thousands)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$9,750	$13,828
Interest bearing bank deposits	12,656	7,244
Federal funds sold	144	—
Total cash and cash equivalents	22,550	21,072

Securities available for sale, at fair value	210,447	216,121
Securities held to maturity, at cost (fair value of $47,325 and $46,858, respectively)	46,460	46,608
Equity securities, restricted, at cost	8,356	8,290
Total securities	265,263	271,019

Loans	889,980	836,299
Purchased credit impaired (PCI) loans	45,451	51,964
Total loans	935,431	888,263
Allowance for loan losses (loans of $8,667 and $9,493, respectively; PCI loans of $200 and $200, respectively)	(8,867)	(9,693)
Net loans	926,564	878,570

Bank premises and equipment, net	29,469	28,357
Other real estate owned	2,710	4,427
Bank owned life insurance	27,911	27,339
Core deposit intangibles, net	20	898
Other assets	19,643	18,134
Total assets	$1,294,130	$1,249,816

LIABILITIES
Deposits:
Noninterest bearing	$145,328	$128,887
Interest bearing	933,054	908,407
Total deposits	1,078,382	1,037,294

Federal funds purchased	—	4,714
Federal Home Loan Bank advances	81,296	81,887
Long-term debt	—	1,670
Trust preferred capital notes	4,124	4,124
Other liabilities	5,905	5,591
Total liabilities	1,169,707	1,135,280

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,047,833 and 21,959,648 shares issued and outstanding, respectively)	220	220
Additional paid in capital	147,453	146,667
Retained deficit	(23,285)	(31,128)
Accumulated other comprehensive income (loss)	35	(1,223)
Total shareholders’ equity	124,423	114,536
Total liabilities and shareholders’ equity	$1,294,130	$1,249,816

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income
Interest and fees on loans	$10,127	$9,156	$29,676	$26,582
Interest and fees on PCI loans	1,423	1,549	4,355	4,704
Interest on federal funds sold	1	—	1	—
Interest on deposits in other banks	65	22	143	66
Interest and dividends on securities
Taxable	1,171	1,133	3,577	3,528
Nontaxable	602	547	1,805	1,698
Total interest and dividend income	13,389	12,407	39,557	36,578
Interest expense
Interest on deposits	2,053	1,550	5,776	4,638
Interest on borrowed funds	310	354	914	1,091
Total interest expense	2,363	1,904	6,690	5,729
Net interest income	11,026	10,503	32,867	30,849
Provision for loan losses	150	250	150	450
Net interest income after provision for loan losses	10,876	10,253	32,717	30,399
Noninterest income
Service charges on deposit accounts	678	617	2,011	1,785
Gain on securities transactions, net	48	88	180	608
Income on bank owned life insurance	235	238	704	630
Mortgage loan income	59	252	163	599
Other	145	150	448	439
Total noninterest income	1,165	1,345	3,506	4,061
Noninterest expense
Salaries and employee benefits	4,998	4,676	14,566	13,848
Occupancy expenses	857	756	2,329	2,043
Equipment expenses	305	242	849	729
FDIC assessment	185	253	550	756
Data processing fees	501	410	1,466	1,230
Amortization of intangibles	62	477	878	1,430
Other real estate expense (income), net	37	28	98	(89)
Other operating expenses	1,761	1,436	4,957	4,591
Total noninterest expense	8,706	8,278	25,693	24,538
Income before income taxes	3,335	3,320	10,530	9,922
Income tax expense	919	862	2,687	2,726
Net income	$2,416	$2,458	$7,843	$7,196
Net income per common share — basic	$0.11	$0.11	$0.36	$0.33
Net income per common share — diluted	$0.11	$0.11	$0.35	$0.33
Weighted average number of shares outstanding
Basic	22,041	21,935	22,000	21,902
Diluted	22,542	22,127	22,491	22,105

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$2,416	$2,458	$7,843	$7,196

Other comprehensive income (loss):
Unrealized gains on investment securities:
Change in unrealized gain (loss) in investment securities	66	(488)	2,001	4,710
Tax related to unrealized gain in investment securities	(23)	166	(692)	(1,601)
Reclassification adjustment for gain in securities sold	(48)	(88)	(180)	(608)
Tax related to realized gain in securities sold	17	30	62	206
Defined benefit pension plan:
Tax related to defined benefit pension plan	—	—	11	—
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	55	286	86	(391)
Tax related to cash flow hedge	(20)	(97)	(30)	133
Total other comprehensive income (loss)	47	(191)	1,258	2,449
Total comprehensive income	$2,463	$2,267	$9,101	$9,645

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2016	21,867	$219	$145,907	$(41,050)	$(589)	$104,487
Issuance of common stock	28	—	122	—	—	122
Exercise and issuance of employee stock options	52	—	475	—	—	475
Net income	—	—	—	7,196	—	7,196
Other comprehensive income	—	—	—	—	2,449	2,449
Balance September 30, 2016	21,947	$219	$146,504	$(33,854)	$1,860	$114,729
Balance January 1, 2017	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	21	—	120	—	—	120
Exercise and issuance of employee stock options	67	—	666	—	—	666
Net income	—	—	—	7,843	—	7,843
Other comprehensive income	—	—	—	—	1,258	1,258
Balance September 30, 2017	22,048	$220	$147,453	$(23,285)	$35	$124,423

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(dollars in thousands)

	September 30, 2017	September 30, 2016
Operating activities:
Net income	$7,843	$7,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	2,136	2,571
Stock-based compensation expense	559	426
Tax benefit of exercised stock options	(105)	(50)
Amortization of purchased loan premium	141	191
Provision for loan losses	150	450
Amortization of security premiums and accretion of discounts, net	1,331	1,307
Net gain on sale of securities	(180)	(608)
Net gain on sale and valuation of other real estate owned	(4)	(315)
Originations of mortgages held for sale	—	(49,185)
Proceeds from sales of mortgages held for sale	—	51,286
Increase in bank owned life insurance investment	(572)	(520)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,526)	334
Increase (decrease) in accrued expenses and other liabilities	400	(227)
Net cash provided by operating activities	10,173	12,856

Investing activities:
Proceeds from available for sale securities	47,313	96,320
Proceeds from held to maturity securities	660	10,402
Proceeds from equity securities, restricted	1,255	2,890
Purchase of available for sale securities	(40,839)	(43,494)
Purchase of held to maturity securities	(643)	(19,589)
Purchase of equity securities, restricted	(1,321)	(3,756)
Proceeds from sale of other real estate owned	2,118	1,851
Improvements of other real estate, net of insurance proceeds	—	(34)
Net increase in loans	(49,063)	(59,519)
Principal recoveries of loans previously charged off	380	272
Purchase of premises and equipment, net	(2,370)	(1,573)
Purchase small business investment company fund investment	(525)	(262)
Purchase of bank owned life insurance investment	—	(5,000)
Proceeds from sale of premises and equipment	—	145
Net cash used in investing activities	(43,035)	(21,347)

Financing activities:
Net increase in deposits	41,088	21,805
Net decrease in federal funds purchased	(4,714)	(18,921)
Net (decrease) increase in Federal Home Loan Bank borrowings	(591)	13,426
Proceeds from issuance of common stock	227	116
Payments on long-term debt	(1,670)	(2,937)
Net cash provided by financing activities	34,340	13,489

Net increase in cash and cash equivalents	1,478	4,998

Cash and cash equivalents:
Beginning of the period	21,072	16,969
End of the period	$22,550	$21,967

Supplemental disclosures of cash flow information:
Interest paid	$6,638	$5,787
Income taxes paid	3,320	3,444
Transfer of OREO property	397	947

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2017, the statements of income and comprehensive income for the three and nine months ended September 30, 2017, and the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2017. Results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

From 2014 to 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers; ASU 2015-14, Deferral of the Effective Date; ASU 2016-08, Principal versus Agent Considerations; ASU 2016-10, Identifying Performance Obligations and Licensing; ASU 2016-12, Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date. For public companies, the ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017.

The Company is evaluating the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASUs are not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including interest income. The Company’s analysis indicates that service charges on deposit accounts and certain components within other noninterest income contain revenue streams that are in scope of these updates; however, the Company does not expect a material change in the timing or measurement of these revenues. The updates are expected to impact the presentation and disclosure related to these revenues. The Company will begin to analyze the underlying contracts, as applicable, related to these revenues to determine the ultimate impact of these updates. The Company plans to adopt the standards beginning January 1, 2018 and expects to use the modified retrospective method of adoption.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$46,919	$26	$(558)	$46,387
U.S. Gov’t sponsored agencies	2,779	—	(36)	2,743
State, county and municipal	122,318	2,655	(644)	124,329
Corporate and other bonds	14,947	142	(67)	15,022
Mortgage backed – U.S. Gov’t agencies	5,659	47	(123)	5,583
Mortgage backed – U.S. Gov’t sponsored agencies	16,625	16	(258)	16,383
Total Securities Available for Sale	$209,247	$2,886	$(1,686)	$210,447

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(78)	$9,922
State, county and municipal	35,965	974	(42)	36,897
Mortgage backed – U.S. Gov’t agencies	495	11	—	506
Total Securities Held to Maturity	$46,460	$985	$(120)	$47,325

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

The amortized cost and fair value of securities at September 30, 2017 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,202	$3,221	$3,684	$3,740
Due after one year through five years	24,804	25,034	97,802	98,829
Due after five years through ten years	12,779	13,204	98,364	98,427
Due after ten years	5,675	5,866	9,397	9,451
Total securities	$46,460	$47,325	$209,247	$210,447

Proceeds from sales of securities available for sale were $9.1 million and $22.2 million during the three months ended September 30, 2017 and 2016, respectively, and $30.1 million and $93.7 million for the nine months ended September 30, 2017 and 2016, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross realized gains	$114	$191	$378	$1,223
Gross realized losses	(66)	(103)	(198)	(615)
Net securities gains	$48	$88	$180	$608

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2017 and 2016.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$17,662	$(225)	$21,523	$(333)	$39,185	$(558)
U.S. Gov’t sponsored agencies	-	-	2,243	(36)	2,243	(36)
State, county and municipal	18,753	(203)	8,252	(441)	27,005	(644)
Corporate and other bonds	-	-	6,540	(67)	6,540	(67)
Mortgage backed – U.S. Gov’t agencies	1,773	(23)	1,898	(100)	3,671	(123)
Mortgage backed – U.S. Gov’t sponsored agencies	7,482	(99)	5,066	(159)	12,548	(258)
Total	$45,670	$(550)	$45,522	$(1,136)	$91,192	$(1,686)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,922	$(78)	$-	$-	$9,922	$(78)
State, county and municipal	2,423	(12)	1,256	(30)	3,679	(42)
Total	$12,345	$(90)	$1,256	$(30)	$13,601	$(120)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$29,756	$(324)	$25,155	$(439)	$54,911	$(763)
U.S. Gov’t sponsored agencies	-	-	2,523	(116)	2,523	(116)
State, county and municipal	39,713	(848)	3,885	(312)	43,598	(1,160)
Corporate and other bonds	6,864	(103)	8,639	(330)	15,503	(433)
Mortgage backed – U.S. Gov’t agencies	1,598	(18)	1,897	(101)	3,495	(119)
Mortgage backed – U.S. Gov’t sponsored agencies	9,247	(313)	-	-	9,247	(313)
Total	$87,178	$(1,606)	$42,099	$(1,298)	$129,277	$(2,904)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,846	$(154)	$-	$-	$9,846	$(154)
State, county and municipal	8,052	(185)	-	-	8,052	(185)
Total	$17,898	$(339)	$-	$-	$17,898	$(339)

The unrealized losses (impairments) in the investment portfolio at September 30, 2017 and December 31, 2016 are generally a result of market fluctuations that occur daily. The unrealized losses are from 119 securities at September 30, 2017. Of those, 107 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twelve investment grade corporate and other bond obligations comprise the remaining securities with unrealized losses at September 30, 2017. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $65.6 million and $75.8 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $3.9 million and $4.4 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of September 30, 2017 and December 31, 2016, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at September 30, 2017 and December 31, 2016 were comprised of the following (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$229,745	25.82%	$207,863	24.86%
Commercial	345,759	38.85	339,804	40.63
Construction and land development	102,594	11.53	98,282	11.75
Second mortgages	7,399	0.83	7,911	0.95
Multifamily	53,642	6.03	39,084	4.67
Agriculture	7,588	0.85	7,185	0.86
Total real estate loans	746,727	83.91	700,129	83.72
Commercial loans	136,643	15.35	129,300	15.46
Consumer installment loans	5,331	0.60	5,627	0.67
All other loans	1,279	0.14	1,243	0.15
Total loans	$889,980	100.00%	$836,299	100.00%

The Company held $16.7 million and $15.8 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2017 and December 31, 2016, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $752,000 and $749,000 at September 30, 2017 and December 31, 2016, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At September 30, 2017 and December 31, 2016, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 450, Contingencies, based on historical loan loss experience, economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of September 30, 2017 (dollars in thousands):

				Three months ended		Nine months ended
	September 30, 2017			September 30, 2017		September 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,929	$2,257	$—	$1,935	$7	$1,941	$21
Commercial	3,905	4,510	—	3,802	39	4,582	114
Agriculture	—	—	—	129	—	65	—
Total real estate loans	5,834	6,767	—	5,866	46	6,588	135
Commercial loans	1,248	1,248	—	624	—	612	—
Subtotal impaired loans with no valuation allowance	7,082	8,015	—	6,490	46	7,200	135
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,379	2,831	307	2,373	20	2,426	59
Commercial	2,510	2,920	119	2,653	2	1,580	6
Construction and land development	4,283	5,542	456	4,290	—	4,595	—
Agriculture	66	68	8	33	—	16	—
Total real estate loans	9,238	11,361	890	9,349	22	8,617	65
Commercial loans	1,640	1,923	72	1,570	1	869	3
Consumer installment loans	30	33	4	20	—	91	—
Subtotal impaired loans with a valuation allowance	10,908	13,317	966	10,939	23	9,577	68
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,308	5,088	307	4,308	27	4,367	80
Commercial	6,415	7,430	119	6,455	41	6,162	120
Construction and land development	4,283	5,542	456	4,290	—	4,595	—
Agriculture	66	68	8	162	—	81	—
Total real estate loans	15,072	18,128	890	15,215	68	15,205	200
Commercial loans	2,888	3,171	72	2,194	1	1,481	3
Consumer installment loans	30	33	4	20	—	91	—
Total impaired loans	$17,990	$21,332	$966	$17,429	$69	$16,777	$203

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances

The following table summarizes information related to impaired loans as of December 31, 2016 and the three and nine months ended September 30, 2016 (dollars in thousands):

				Three months ended		Nine months ended
	December 31, 2016			September 30, 2016		September 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,704	$1,931	$—	$2,410	$5	$2,433	$13
Commercial	6,570	7,078	—	4,198	39	4,247	117
Second mortgages	—	—	—	135	—	68	—
Total real estate loans	8,274	9,009	—	6,743	44	6,748	130
Commercial loans	1,200	1,200	—	—	—	—	—
Consumer installment loans	—	—	—	122	—	123	—
Subtotal impaired loans with no valuation allowance	9,474	10,209	—	6,865	44	6,871	130
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,621	3,062	283	2,825	15	3,113	46
Commercial	617	1,051	73	475	2	478	6
Construction and land development	5,495	6,746	730	5,694	—	5,098	—
Second mortgages	—	—	—	—	—	40	—
Total real estate loans	8,733	10,859	1,086	8,994	17	8,729	52
Commercial loans	53	53	7	54	—	40	—
Consumer installment loans	281	285	37	200	1	140	4
Subtotal impaired loans with a valuation allowance	9,067	11,197	1,130	9,248	18	8,909	56
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,325	4,993	283	5,235	20	5,546	59
Commercial	7,187	8,129	73	4,673	41	4,725	123
Construction and land development	5,495	6,746	730	5,694	—	5,098	—
Second mortgages	—	—	—	135	—	108	—
Total real estate loans	17,007	19,868	1,086	15,737	61	15,477	182
Commercial loans	1,253	1,253	7	54	—	40	—
Consumer installment loans	281	285	37	322	1	263	4
Total impaired loans	$18,541	$21,406	$1,130	$16,113	$62	$15,780	$186

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2017 and December 31, 2016, is set forth in the table below (dollars in thousands):

	September 30, 2017	December 31, 2016
Nonaccruals	$12,677	$10,243
Trouble debt restructure and still accruing	5,313	4,653
Substandard and still accruing	—	3,645
Total impaired	$17,990	$18,541

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and nine months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, estimated interest income of $224,000 and $198,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2017 and 2016, estimated interest income of $550,000 and $588,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at September 30, 2017 and December 31, 2016. The following tables present an age analysis of past due status of loans by category as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$579	$2,140	$2,719	$227,026	$229,745
Commercial	—	3,492	3,492	342,267	345,759
Construction and land development	—	4,283	4,283	98,311	102,594
Second mortgages	—	—	—	7,399	7,399
Multifamily	2,545	—	2,545	51,097	53,642
Agriculture	—	66	66	7,522	7,588
Total real estate loans	3,124	9,981	13,105	733,622	746,727
Commercial loans	603	2,666	3,269	133,374	136,643
Consumer installment loans	17	30	47	5,284	5,331
All other loans	—	—	—	1,279	1,279
Total loans	$3,744	$12,677	$16,421	$873,559	$889,980

	December 31, 2016
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$296	$2,893	$3,189	$204,674	$207,863
Commercial	—	1,758	1,758	338,046	339,804
Construction and land development	54	5,495	5,549	92,733	98,282
Second mortgages	—	—	—	7,911	7,911
Multifamily	—	—	—	39,084	39,084
Agriculture	—	—	—	7,185	7,185
Total real estate loans	350	10,146	10,496	689,633	700,129
Commercial loans	—	53	53	129,247	129,300
Consumer installment loans	3	44	47	5,580	5,627
All other loans	—	—	—	1,243	1,243
Total loans	$353	$10,243	$10,596	$825,703	$836,299

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2017 and 2016 is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2017
	June 30, 2017	Provision Allocation	Charge-offs	Recoveries	September 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$3,797	$(444)	$(73)	$15	$3,295
Commercial	1,783	897	(457)	14	2,237
Construction and land development	1,383	(78)	(180)	—	1,125
Second mortgages	33	9	—	2	44
Multifamily	167	566	—	—	733
Agriculture	21	(2)	—	—	19
Total real estate loans	7,184	948	(710)	31	7,453
Commercial loans	1,457	(193)	(265)	2	1,001
Consumer installment loans	111	26	(86)	56	107
All other loans	9	(4)	—	—	5
Unallocated	728	(627)	—	—	101
Total loans	$9,489	$150	$(1,061)	$89	$8,667

	Three Months Ended September 30, 2016
	June 30, 2016	Provision Allocation	Charge-offs	Recoveries	September 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,445	$739	$(202)	$13	$2,995
Commercial	3,572	(1,057)	—	21	2,536
Construction and land development	1,577	(154)	(15)	1	1,409
Second mortgages	46	(24)	—	2	24
Multifamily	293	297	—	—	590
Agriculture	25	(9)	—	—	16
Total real estate loans	7,958	(208)	(217)	37	7,570
Commercial loans	1,268	(392)	—	—	876
Consumer installment loans	102	38	(31)	7	116
All other loans	10	(3)	—	—	7
Unallocated	96	815	—	—	911
Total loans	$9,434	$250	$(248)	$44	$9,480

	Nine Months Ended September 30, 2017
	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	September 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$545	$(111)	$92	$3,295
Commercial	1,952	703	(457)	39	2,237
Construction and land development	2,195	(939)	(194)	63	1,125
Second mortgages	72	(79)	—	51	44
Multifamily	260	473	—	—	733
Agriculture	15	4	—	—	19
Total real estate loans	7,263	707	(762)	245	7,453
Commercial loans	602	779	(385)	5	1,001
Consumer installment loans	135	51	(209)	130	107
All other loans	7	(2)	—	—	5
Unallocated	1,486	(1,385)	—	—	101
Total loans	$9,493	$150	$(1,356)	$380	$8,667

	Nine Months Ended September 30, 2016
	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	September 30, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,884	$514	$(527)	$124	$2,995
Commercial	3,769	(1,171)	(112)	50	2,536
Construction and land development	1,298	123	(15)	3	1,409
Second mortgages	96	(80)	—	8	24
Multifamily	141	449	—	—	590
Agriculture	24	(8)	—	—	16
Total real estate loans	8,212	(173)	(654)	185	7,570
Commercial loans	631	234	—	11	876
Consumer installment loans	93	94	(147)	76	116
All other loans	25	(18)	—	—	7
Unallocated	598	313	—	—	911
Total loans	$9,559	$450	$(801)	$272	$9,480

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$307	$2,988	$3,295	$4,308	$225,437	$229,745
Commercial	119	2,118	2,237	6,415	339,344	345,759
Construction and land development	456	669	1,125	4,283	98,311	102,594
Second mortgages	—	44	44	—	7,399	7,399
Multifamily	—	733	733	—	53,642	53,642
Agriculture	8	11	19	66	7,522	7,588
Total real estate loans	890	6,563	7,453	15,072	731,655	746,727
Commercial loans	72	929	1,001	2,888	133,755	136,643
Consumer installment loans	4	103	107	30	5,301	5,331
All other loans	—	5	5	—	1,279	1,279
Unallocated	—	101	101	—	—	—
Total loans	$966	$7,701	$8,667	$17,990	$871,990	$889,980

	December 31, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$283	$2,486	$2,769	$4,325	$203,538	$207,863
Commercial	73	1,879	1,952	7,187	332,617	339,804
Construction and land development	730	1,465	2,195	5,495	92,787	98,282
Second mortgages	—	72	72	—	7,911	7,911
Multifamily	—	260	260	—	39,084	39,084
Agriculture	—	15	15	—	7,185	7,185
Total real estate loans	1,086	6,177	7,263	17,007	683,122	700,129
Commercial loans	7	595	602	1,253	128,047	129,300
Consumer installment loans	37	98	135	281	5,346	5,627
All other loans	—	7	7	—	1,243	1,243
Unallocated	—	1,486	1,486	—	—	—
Total loans	$1,130	$8,363	$9,493	$18,541	$817,758	$836,299

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $16.7 million and $15.8 million at September 30, 2017 and December 31, 2016, respectively.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$223,878	$3,638	$2,229	$—	$229,745
Commercial	337,645	3,102	5,012	—	345,759
Construction and land development	98,132	179	4,283	—	102,594
Second mortgages	7,292	107	—	—	7,399
Multifamily	51,097	—	2,545	—	53,642
Agriculture	7,115	387	86	—	7,588
Total real estate loans	725,159	7,413	14,155	—	746,727
Commercial loans	133,173	769	2,701	—	136,643
Consumer installment loans	5,283	18	30	—	5,331
All other loans	1,279	—	—	—	1,279
Total loans	$864,894	$8,200	$16,886	$—	$889,980

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$199,973	$4,612	$3,278	$—	$207,863
Commercial	330,851	3,168	5,785	—	339,804
Construction and land development	92,556	234	5,492	—	98,282
Second mortgages	7,474	437	—	—	7,911
Multifamily	36,474	—	2,610	—	39,084
Agriculture	7,067	118	—	—	7,185
Total real estate loans	674,395	8,569	17,165	—	700,129
Commercial loans	122,129	5,879	1,292	—	129,300
Consumer installment loans	5,563	20	44	—	5,627
All other loans	1,243	—	—	—	1,243
Total loans	$803,330	$14,468	$18,501	$—	$836,299

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 23 and 17 loans that met the definition of a TDR as of September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017, the Company modified two 1-4 family loans that were considered to be TDRs. The Company lowered the interest rate and extended the term for each of the 1-4 family loans, which had a pre- and post-modification balance of $354,000. During the nine months ended September 30, 2017, the Company modified three 1-4 family loans and one agriculture loan that were considered to be TDRs. The Company extended the terms for two of the 1-4 family loans and lowered the interest rate for each of these loans, which had a pre- and post-modification balance of $1.1 million. The Company extended the term for the agriculture loan, which had a pre- and post-modification balance of $258,000.

The Company had no loan modifications considered to be TDRs during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company modified one residential 1-4 family loan and one consumer installment loan that were considered to be TDRs. The Company extended the term for the residential 1-4 family loan, which had a pre- and post-modification balance of $81,000 and $97,000, respectively. The Company extended the term and lowered the interest rate for the consumer installment loan, which had a pre- and post-modification balance of $248,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and nine months ended September 30, 2017 and 2016.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2017, the Company had 1-4 family mortgages in the amount of $147.4 million pledged to the Federal Home Loan Bank with a lendable collateral value of $124.0 million.

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

As of September 30, 2017 and December 31, 2016, the outstanding contractual balance of the PCI loans was $73.8 million and $81.1 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$40,746	89.65%	$46,623	89.72%
Commercial	559	1.23	649	1.25
Construction and land development	1,599	3.52	1,969	3.79
Second mortgages	2,289	5.04	2,453	4.72
Multifamily	258	0.56	270	0.52
Total real estate loans	45,451	100.00	51,964	100.00
Total PCI loans	$45,451	100.00%	$51,964	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2017 and 2016.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$40,746	$200	$46,623
Commercial	—	559	—	649
Construction and land development	—	1,599	—	1,969
Second mortgages	—	2,289	—	2,453
Multifamily	—	258	—	270
Total real estate loans	200	45,451	200	51,964
Total PCI loans	$200	$45,451	$200	$51,964

The change in the accretable yield balance for the nine months ended September 30, 2017 and the year ended December 31, 2016, is as follows (dollars in thousands):

Balance, January 1, 2016	$49,128
Accretion	(6,206)
Reclassification from nonaccretable yield	5,433
Balance, December 31, 2016	$48,355
Accretion	(4,353)
Reclassification from nonaccretable yield	339
Balance, September 30, 2017	$44,341

The PCI loans were not classified as nonperforming assets as of September 30, 2017, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016

Residential 1-4 family	$383	$1,276
Commercial	15	643
Construction and land development	2,312	2,508
Total other real estate owned	$2,710	$4,427

At September 30, 2017, the Company had $3.2 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016

NOW	$137,559	$137,332
MMDA	144,409	111,346
Savings	91,642	90,340
Time deposits less than or equal to $250,000	440,607	440,699
Time deposits over $250,000	118,837	128,690
Total interest bearing deposits	$933,054	$908,407

Note 7. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$769	$(756)	$(25)	$(12)
Other comprehensive income (loss) before reclassifications	43	-	35	78
Amounts reclassified from AOCI	(31)	-	-	(31)
Net current period other comprehensive income (loss)	12	-	35	47
Ending balance	$781	$(756)	$10	$35

	Three months ended September 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$3,530	$(901)	$(578)	$2,051
Other comprehensive income (loss) before reclassifications	(322)	-	189	(133)
Amounts reclassified from AOCI	(58)	-	-	(58)
Net current period other comprehensive income (loss)	(380)	-	189	(191)
Ending balance	$3,150	$(901)	$(389)	$1,860

	Nine months ended September 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive income (loss) before reclassifications	1,309	11	56	1,376
Amounts reclassified from AOCI	(118)	-	-	(118)
Net current period other comprehensive income (loss)	1,191	11	56	1,258
Ending balance	$781	$(756)	$10	$35

	Nine months ended September 30, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive income (loss) before reclassifications	3,109	-	(258)	2,851
Amounts reclassified from AOCI	(402)	-	-	(402)
Net current period other comprehensive income (loss)	2,707	-	(258)	2,449
Ending balance	$3,150	$(901)	$(389)	$1,860

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income)
	Three months ended
	September 30, 2017	September 30, 2016
Securities available for sale:
Unrealized gains on securities available for sale	$(48)	$(88)	Gain on securities transactions, net
Related tax expense	17	30	Income tax expense
	$(31)	$(58)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Nine months ended
	September 30, 2017	September 30, 2016
Securities available for sale:
Unrealized gains on securities available for sale	$(180)	$(608)	Gain on securities transactions, net
Related tax expense	62	206	Income tax expense
	$(118)	$(402)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2017.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$46,387	$2,721	$43,666	$-
U.S. Gov’t sponsored agencies	2,743	-	2,743	-
State, county and municipal	124,329	250	124,079	-
Corporate and other bonds	15,022	-	15,022	-
Mortgage backed – U.S. Gov’t agencies	5,583	-	5,583	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,383	1,597	14,786	-
Total investment securities available for sale	$210,447	$4,568	$205,879	$-
Cash flow hedge	17	-	17	-
Total assets at fair value	$210,464	$4,568	$205,896	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,976	$11,055	$46,921	$-
U.S. Gov’t sponsored agencies	3,336	952	2,384	-
State, county and municipal	122,773	2,345	120,428	-
Corporate and other bonds	15,503	-	15,503	-
Mortgage backed – U.S. Gov’t agencies	3,495	-	3,495	-
Mortgage backed – U.S. Gov’t sponsored agencies	13,038	-	13,038	-
Total investment securities available for sale	216,121	14,352	201,769	-
Total assets at fair value	$216,121	$14,352	$201,769	$-
Cash flow hedge	$(70)	$-	$(70)	$-
Total liabilities at fair value	$(70)	$-	$(70)	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$11,408	$—	$4,511	$6,897
Other real estate owned	2,710	—	1,226	1,484
Total assets at fair value	$14,118	$—	$5,737	$8,381
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,536	$—	$2,168	$7,368
Other real estate owned	4,427	—	3,408	1,019
Total assets at fair value	$13,963	$—	$5,576	$8,387
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2017 and December 31, 2016, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

The Company may also identify collateral deterioration based on current market sales data, including price and absorption, as well as input from real estate sales professionals and developers, county or city tax assessments, market data and on-site inspections by Company personnel. When management determines that the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. In instances where an appraisal received subsequent to an internally prepared estimate reflects a higher collateral value, management does not revise the carrying amount. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Reviews of classified loans are performed by management on a quarterly basis.

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

The following reflects the fair value of financial instruments, whether or not measured as such on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,460	$47,325	$—	$47,325	$—
Loans, net of allowance	881,313	882,433	—	875,536	6,897
PCI loans, net of allowance	45,251	52,219	—	—	52,219

Financial liabilities:
Interest bearing deposits	933,054	933,819	—	933,819	—
Long-term borrowings	85,420	85,343	—	85,343	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,608	$46,858	$1,093	$45,765	$—
Loans, net of allowance	826,806	829,349	—	821,981	7,368
PCI loans, net of allowance	51,764	57,100	—	—	57,100

Financial liabilities:
Interest bearing deposits	908,407	909,627	—	909,627	—
Long-term borrowings	87,681	87,611	—	87,611	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of September 30, 2017. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended September 30, 2017
Basic EPS	$2,416	22,041	$0.11
Effect of dilutive stock awards	—	501	—
Diluted EPS	$2,416	22,542	$0.11

For the three months ended September 30, 2016
Basic EPS	$2,458	21,935	$0.11
Effect of dilutive stock awards	—	192	—
Diluted EPS	$2,458	22,127	$0.11

For the nine months ended September 30, 2017
Basic EPS	$7,843	22,000	$0.36
Effect of dilutive stock awards	—	491	—
Diluted EPS	$7,843	22,491	$0.35

For the nine months ended September 30, 2016
Basic EPS	$7,196	21,902	$0.33
Effect of dilutive stock awards	—	203	—
Diluted EPS	$7,196	22,105	$0.33

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016.

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

The following table provides the components of net periodic benefit cost for the plan for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest cost	$39	$47	$117	$142
Expected return on plan assets	(70)	(81)	(210)	(244)
Amortization of prior service cost	1	1	3	3
Recognized net loss due to settlement	—	13	—	39
Recognized net actuarial loss	12	91	36	163
Net periodic benefit cost	$(18)	$71	$(54)	$103

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $390,000 of cash pledged as collateral for each of the periods ended September 30, 2017 and December 31, 2016.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and nine months ended September 30, 2017 and 2016. The fair value of the Company’s cash flow hedge was an unrealized gain of $17,000 at September 30, 2017, and was recorded in other assets. The fair value of the Company’s cash flow hedge was an unrealized loss of $70,000 at December 31, 2016, and was recorded in other liabilities. The gain and loss were recorded as a component of other comprehensive income net of associated tax effects.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2017 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2017 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three and nine months ended September 30, 2017 and 2016. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2013 through 2016 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income was $2.4 million for the third quarter of 2017, compared with net income of $2.5 million in the third quarter of 2016. Earnings per common share, basic and fully diluted, were $0.11 per share for each of the three months ended September 30, 2017 and 2016.

Net income was $7.8 million for the nine months ended September 30, 2017 versus net income of $7.2 million for the same period in 2016. Basic earnings per common share were $0.36 per share and $0.33 per share for the nine months ended September 30, 2017 and 2016, respectively. Fully diluted earnings per common share were $0.35 per share and $0.33 per share for the nine months ended September 30, 2017 and 2016, respectively.

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

Net interest income increased $523,000, or 5.0%, from the third quarter of 2016 to the third quarter of 2017 and was $11.0 million. The yield on earning assets of 4.51% in the third quarter of 2017 was a slight increase from 4.50% in the third quarter of 2016. Yield on loans increased from 4.54% to 4.62%, and volume considerations increased the average balance by $68.5 million, or 8.5%. Interest income on loans was $10.1 million, an increase of $971,000 over third quarter 2016 interest income of $9.2 million. Interest on PCI loans was $1.4 million in the third quarter of 2017, a decrease of $126,000 year over year. The return on PCI loans increased over this time frame, from 11.32% to 11.76%. Income on securities of $1.8 million in the third quarter of 2017 represented an increase of $93,000 year over year as a result of an increase of $15.2 million in the average balance of securities. The tax-equivalent yield on securities was 3.10% in the third quarter of each of 2017 and 2016.

Interest expense increased $459,000, or 24.1%, when comparing the third quarter of 2017 and the third quarter of 2016. Interest expense on deposits increased $503,000, or 32.5%, as the average balance of interest bearing deposits increased $103.4 million, or 12.4%. Overall, the Bank’s cost of interest bearing liabilities increased from 0.79% in the third quarter of 2016 to 0.92% in the third quarter of 2017. While average interest bearing deposit costs increased from 0.74% in the third quarter of 2016 to 0.87% in the third quarter of 2017, there was a decline of $34.1 million in the average balance of FHLB advances, other borrowings and long-term debt. Management is shifting from wholesale funding sources to retail deposits. The cost of FHLB advances for the Bank increased from 1.05% in the third quarter of 2016 to 1.57% in the third quarter of 2017. The lower average balance of FHLB advances, coupled with the higher rate, resulted in a $13,000 increase in interest expense, year-over-year.

The tax equivalent net interest margin decreased 8 basis points, from 3.82% in the third quarter of 2016 to 3.74% in the third quarter of 2017. Likewise, the interest spread decreased from 3.71% to 3.59% over the same time period.  The decrease in the margin was precipitated by an increase of 16.5% in the cost of interest bearing labilities.

For the first nine months of 2017, net interest income increased $2.0 million, or 6.5%, and was $32.9 million. The tax-equivalent yield on earning assets was 4.55% for the first nine months of 2017 compared with 4.52% for the first nine months of 2016. Interest and fees on loans of $29.7 million was an increase of $3.1 million compared with $26.6 million for the same period in 2016. Interest and fees on PCI loans declined $349,000 over this same time frame. Securities income increased $156,000 for the first nine months of 2017 compared with the same period in 2016. The tax-equivalent yield on the securities portfolio was 3.14% for the first nine months of 2017 compared with 3.11% for the same time frame in 2016.

Interest expense of $6.7 million represented an increase of $961,000, or 16.8%, in the first nine months of 2017 compared with the same period in 2016. Total average interest bearing liabilities increased 6.2%, or $58.7 million, as loan growth has also been funded by an increase of $21.1 million, or 18.9%, in the average balance noninterest bearing deposits.

The tax equivalent net interest margin was 3.80% for the first nine months of 2017 compared with 3.82% for the first nine months of 2016. The net interest spread was 3.66% for the first nine months of 2017 versus 3.72% for the first nine months of 2016.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2017 and 2016. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended September 30, 2017			Three months ended September 30, 2016
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$869,501	$10,127	4.62%	$801,017	$9,156	4.54%
Purchased credit impaired (PCI) loans	47,358	1,423	11.76	54,301	1,549	11.32
Total loans	916,859	11,550	5.00	855,318	10,705	4.97
Interest bearing bank balances	18,333	65	1.40	9,876	22	0.88
Federal funds sold	105	1	1.21	14	-	0.50
Securities (taxable)	182,703	1,171	2.56	172,591	1,133	2.63
Securities (tax exempt)(1)	86,106	912	4.24	81,007	829	4.09
Total earning assets	1,204,106	13,699	4.51	1,118,806	12,689	4.50
Allowance for loan losses	(9,523)			(9,861)
Non-earning assets	89,935			87,419
Total assets	$1,284,518			$1,196,364

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$280,253	284	0.40	$234,828	156	0.26
Savings	90,774	60	0.26	86,327	58	0.27
Time deposits	567,800	1,709	1.19	514,312	1,336	1.03
Total deposits	938,827	2,053	0.87	835,467	1,550	0.74
Short-term borrowings	381	2	1.67	2,731	6	0.93
FHLB and other borrowings	77,617	308	1.57	111,757	295	1.05
Long-term debt	-	-	-	3,795	53	5.50
Total interest bearing liabilities	1,016,825	2,363	0.92	953,750	1,904	0.79
Noninterest bearing deposits	138,330			122,571
Other liabilities	5,395			5,753
Total liabilities	1,160,550			1,082,074
Shareholders' equity	123,968			114,290

Total liabilities and shareholders' equity	$1,284,518			$1,196,364
Net interest earnings		$11,336			$10,785
Interest spread			3.59%			3.71%
Net interest margin			3.74%			3.82%

Tax equivalent adjustment:
Securities		$310			$282

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$856,465	$29,676	4.63%	$776,491	$26,582	4.56%
Purchased credit impaired (PCI) loans	49,117	4,355	11.69	55,974	4,704	11.20
Total loans	905,582	34,031	5.02	832,465	31,286	5.01
Interest bearing bank balances	15,597	143	1.22	11,065	66	0.80
Federal funds sold	97	1	1.08	5	-	0.50
Securities (taxable)	182,724	3,577	2.61	178,700	3,528	2.63
Securities (tax exempt)(1)	85,607	2,735	4.26	82,750	2,573	4.15
Total earning assets	1,189,607	40,487	4.55	1,104,985	37,453	4.52
Allowance for loan losses	(9,647)			(9,985)
Non-earning assets	89,261			84,712
Total assets	$1,269,221			$1,179,712

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$253,638	579	0.31	$233,186	481	0.27
Savings	91,473	181	0.27	84,661	176	0.28
Time deposits	580,346	5,016	1.16	520,306	3,981	1.02
Total deposits	925,457	5,776	0.83	838,153	4,638	0.74
Short-term borrowings	994	9	1.21	2,313	14	0.85
FHLB and other borrowings	84,072	905	1.44	106,571	903	1.13
Long-term debt	-	-	-	4,771	174	4.80
Total interest bearing liabilities	1,010,523	6,690	0.89	951,808	5,729	0.80
Noninterest bearing deposits	132,868			111,751
Other liabilities	5,487			5,297
Total liabilities	1,148,878			1,068,856
Shareholders' equity	120,343			110,856

Total liabilities and shareholders' equity	$1,269,221			$1,179,712
Net interest earnings		$33,797			$31,724
Interest spread			3.66%			3.72%
Net interest margin			3.80%			3.82%

Tax equivalent adjustment:
Securities		$930			$875

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

The Company recorded a $150,000 provision for loan losses during the three and nine months ended September 30, 2017. There was no provision for loan losses on the PCI loan portfolio during the three and nine months ended September 30, 2017 and 2016. The Company recorded a provision for loan losses in the amount of $250,000 and $450,000 for the three and nine months ended September 30, 2016. The $150,000 provision for loan losses in the third quarter of 2017 was to provide the required level of reserve needed when considering the existing loan portfolio and recent charge-off activity of $972,000 and to support loan growth during the quarter. The provision for loan losses booked for the three and nine months ended September 30, 2016 supported general reserves following loan growth of $63.1 million during the year. Additional discussion of loan quality is presented below.

There were net charge-offs of $972,000 in the third quarter of 2017, compared with net charge-offs of $204,000 in the third quarter of 2016.  Total charge-offs were $1.1 million for the third quarter of 2017 compared with $248,000 in the third quarter of 2016.  Recoveries of previously charged-off loans were $89,000 for the third quarter of 2017 compared with $44,000 in the third quarter of 2016.

There were net charge-offs of $976,000 for the nine months ended September 30, 2017, compared with net charge-offs of $529,000 for the nine months ended September 30, 2016.  Total charge-offs were $1.4 million for the nine months ended September 30, 2017 compared with $801,000 for the nine months ended September 30, 2016.  Recoveries of previously charged-off loans were $380,000 for the nine months ended September 30, 2017 compared with $272,000 for the nine months ended September 30, 2016.

Noninterest Income

Noninterest income decreased $180,000, or 13.4%, from the third quarter of 2016 to the third quarter of 2017. Mortgage loan income decreased $193,000. Gains on securities transactions were $48,000 in the third quarter of 2017, as compared with $88,000 in the third quarter of 2016, a decrease of $40,000. Offsetting these decreases was an increase of $61,000 in service charge income.

Noninterest income was $3.5 million for the first nine months of 2017 compared with $4.1 million for the first nine months of 2016, a decrease of $555,000, or 13.7%. Mortgage loan income decreased $436,000, from $599,000 in the first nine months of 2016 to $163,000 for the same period in 2017. The Company discontinued a wholesale mortgage operation at the end of the third quarter of 2016 and shifted to a platform that requires lower overhead but has equivalent or better net revenue potential. Securities gains of $180,000 in the first three quarters of 2017 compared with $608,000 for the same period in 2016. Securities were sold during 2016 to fund a portion of the Bank’s loan growth, while in 2017 much of the loan growth has been funded with deposit balance growth. Offsetting these decreases for the first nine months of 2017 compared with the same period in 2016 were increases of $226,000 in service charges on deposit accounts, $74,000 in income on bank owned life insurance and $9,000 in other noninterest income.

Noninterest Expense

Noninterest expenses increased $428,000, or 5.2%, when comparing the third quarter of 2017 to the same period in 2016. Other operating expenses increased $325,000. Salaries and employee benefits increased $322,000, occupancy expenses increased $101,000, and data processing expenses increased $91,000. Offsetting these increases was a decrease year-over-year of $415,000 in amortization of intangibles. The Bank has opened two new branches since the end of the 2016 comparison period. While the increases in noninterest expenses in the third quarter of 2017 compared with the same period in 2016 are primarily a reflection of the branch expansion activity that has occurred in 2016 and 2017, credit expenses also increased $190,000 year over year.

Noninterest expenses were $25.7 million for the first nine months of 2017, as compared with $24.5 million for the same period in 2016. This is an increase of $1.2 million, or 4.7%. Salaries and employee benefits increased $718,000, or 5.2%, in the first nine months of 2017 compared with the same period in 2016. Other operating expenses increased $366,000 over the comparison period. Occupancy expenses increased $286,000, data processing fees increased $236,000, other real estate expenses increased $187,000 and equipment expenses increased $120,000. Offsetting these increases were decreases in amortization of intangibles, which declined $552,000, and FDIC assessment, which declined $206,000. The increases in noninterest expenses in the first nine months of 2017 compared with the same period in 2016 are primarily a reflection of the branch expansion activity that has occurred in 2016 and 2017. The Bank has opened four new branches over the course of 2016 and 2017. Credit expenses also increased $137,000 from the first nine months of 2016 to the same period in 2017.

Income Taxes

Income tax expense was $919,000 for the three months ended September 30, 2017 compared with an income tax expense of $862,000 for the third quarter of 2016. The effective tax rate was 27.6% for the third quarter of 2017 compared with 26.0% for the third quarter of 2016. For the nine months ended September 30, 2017, income tax expense of $2.7 million represented an effective tax rate of 25.5%. For the nine months ended September 30, 2016, income tax expense was $2.7 million, or an effective rate of 27.5%. The lower rate in 2017 was primarily the result of the exercise of stock options by employees, which reduced income tax expense, as required by a recently adopted GAAP standard.

FINANCIAL CONDITION

General

Total assets increased $44.3 million, or 3.5%, to $1.294 billion at September 30, 2017 as compared with $1.250 billion at December 31, 2016. Total loans were $890.0 million at September 30, 2017, increasing $53.7 million, or 6.4%, from year end 2016.  Total PCI loans were $45.5 million at September 30, 2017 versus $52.0 million at December 31, 2016.

During the first nine months of 2017, residential 1-4 family loans grew $21.9 million, or 10.5%. Of this amount, $15.7 million was a pool of in-market mortgages purchased in late third quarter of 2017. Multifamily loans grew $14.6 million, or 37.2%, commercial loans grew $7.3 million, or 5.7%, commercial mortgage loans on real estate grew $6.0 million, or 1.8%, and construction and land development loans grew $4.3 million, or 4.4%.

The Company’s securities portfolio, excluding equity securities, declined $5.8 million, or 2.2%, from $262.7 million at December 31, 2016 to $256.9 million at September 30, 2017. Net realized gains of $180,000 were recognized during the first nine months of 2017 through sales and call activity, as compared with $608,000 recognized during the first nine months of 2016. The decline in the volume of securities was a strategic decision by management to fund strong loan growth with securities sales. Also, there were normal securities amortization, call activity, sales and maturities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $210.4 million at September 30, 2017 and $216.1 million at December 31, 2016. At September 30, 2017, the Company had a net unrealized gain on the AFS portfolio of $1.2 million compared with a net unrealized loss of $621,000 at December 31, 2016. Municipal securities comprised 59.1% of the total AFS portfolio at September 30, 2017. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $22.6 million and $21.1 million at September 30, 2017 and December 31, 2016, respectively. There were federal funds sold of $144,000 at September 30, 2017 and federal funds purchased of $4.7 million at December 31, 2016.

Interest bearing deposits at September 30, 2017 were $933.1 million, an increase of $24.6 million, or 2.7%, from $908.4 million at December 31, 2016. MMDA balances have increased $33.1 million, or 29.7%, during 2017, the result of promotions at new branches. This growth has enabled management to allow brokered deposit balances of $38.9 million to mature and run-off. As a result, time deposits over $250,000 declined $9.9 million, or 7.7%.

FHLB advances were $81.3 million at September 30, 2017, compared with $81.9 million at December 31, 2016. Long term debt was $0 at September 30, 2017 and $1.7 million at December 31, 2016. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s then remaining outstanding TARP preferred stock. The Company fully paid this debt during the first quarter of 2017.

Shareholders’ equity was $124.4 million at September 30, 2017 and $114.5 million at December 31, 2016. Shareholders’ equity increased $9.9 million, or 8.6%, from year end 2016 due to an increase of $1.3 million in other comprehensive income related to net unrealized gains related to the investment portfolio and cash flow hedge, an increase of $786,000 in additional paid in capital and net income of $7.8 million in the first nine months of 2017.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $15.4 million at September 30, 2017 and net charge-offs were $976,000 for the nine months ended September 30, 2017. This compares with nonperforming assets of $14.7 million and net charge-offs of $516,000 at and for the year ended December 31, 2016.

Nonperforming loans were $12.7 million at September 30, 2017, a $2.4 million increase from $10.2 million at December 31, 2016. The $2.4 million increase in nonperforming loans since December 31, 2016 was the net result of $7.0 million in additions to nonperforming loans and $4.6 million in reductions.  With respect to the reductions in nonperforming loans, $1.1 million were payments to existing credits, $1.2 million were charge-offs, $926,000 were loans returned to accruing status, $23,000 were loans transferred to OREO, and $1.4 million paid off.

The allowance for loan losses, excluding PCI, equaled 68.37% of nonaccrual loans at September 30, 2017 compared with 92.68% at December 31, 2016.  The ratio of nonperforming assets to loans and OREO continued to decline. The ratio was 1.72% at September 30, 2017 versus 1.74% at December 31, 2016.

The allowance for loan losses for each of the periods presented includes an amount that could not be related to individual types of loans and thus is referred to as the unallocated portion of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the provision of $450,000 taken during the year ended 2016 primarily due to loan growth resulted in an elevated unallocated amount of $1.5 million at December 31, 2016. Several factors justified the maintenance of this unallocated amount including an unusually low level of delinquencies at December 31, 2016, which the Company believed was unsustainable over the next several quarters and was not reflective of the Company’s experience, as well as the fact that the Company believed the allowance as reported was indicative of the credit risks of the loan portfolio at December 31, 2016. During 2017, delinquencies increased $3.4 million, net charge-offs were $976,000, nonaccrual loans increased $2.4 million and the Company took a provision of $150,000, all of which contributed to the reduction of the unallocated amount to $101,000 at September 30, 2017.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2017 and December 31, 2016, total impaired loans, excluding PCI loans, equaled $18.0 million and $18.5 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Nonaccrual loans	$12,677	$10,243
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	12,677	10,243
OREO	2,710	4,427
Total nonperforming assets	$15,387	$14,670

Accruing troubled debt restructure loans	$5,313	$4,653

Balances
Specific reserve on impaired loans	965	1,130
General reserve related to unimpaired loans	7,702	8,363
Total allowance for loan losses	8,667	9,493
Average loans during the year, net of unearned income	856,465	787,245

Impaired loans	17,990	18,541
Non-impaired loans	871,990	817,758
Total loans, net of unearned income	889,980	836,299

Ratios
Allowance for loan losses to loans	0.97%	1.14%
Allowance for loan losses to nonperforming loans	68.37	92.68
Allowance for loan losses to nonaccrual loans	68.37	92.68
General reserve to non-impaired loans	0.88	1.02
Nonaccrual loans to loans	1.42	1.22
Nonperforming assets to loans and OREO	1.72	1.74
Net charge-offs to average loans	0.15	0.07

The Company grants troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2017, the Company had 23 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Six of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at September 30, 2017 was $7.0 million, of which $1.7 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2017 and December 31, 2016 is below (dollars in thousands):

	September 30, 2017	December 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,140	$2,893
Commercial	3,492	1,758
Construction and land development	4,283	5,495
Agriculture	66	—
Total real estate loans	9,981	10,146
Commercial loans	2,666	53
Consumer installment loans	30	44
Total loans	$12,677	$10,243

At September 30, 2017, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2017 was $4.3 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all six relationships was $456,000 at September 30, 2017, or 10.64% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 13.4% at September 30, 2017 compared with 13.2% at December 31, 2016. The tier 1 risk-based capital ratio was 12.6% at September 30, 2017 and 12.2% at December 31, 2016. The Company’s tier 1 leverage ratio was 10.0% at September 30, 2017 and 9.6% at December 31, 2016.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.2% at September 30, 2017 and 11.8% at December 31, 2016.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At September 30, 2017, the Company had a capital conservation buffer of 5.4%, well above the 2017 required buffer of 1.25%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2017 and December 31, 2016 was as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Cash and due from banks	$9,750	$13,828
Interest bearing bank deposits	12,656	7,244
Federal funds sold	144	—
Available for sale securities, at fair value, unpledged	175,776	170,898
Total liquid assets	$198,326	$191,970

Deposits and other liabilities	$1,169,707	$1,135,280
Ratio of liquid assets to deposits and other liabilities	16.96%	16.91%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2017 and December 31, 2016, is as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit	$153,330	$134,517
Standby letters of credit	6,636	7,151
Total commitments with off-balance sheet risks	$159,966	$141,668

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

The fair value of the Company’s cash flow hedge was an unrealized gain and an unrealized loss of $17,000 and $70,000 at September 30, 2017 and December 31, 2016, respectively, which was recorded in other assets and other liabilities, respectively. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain and loss was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2017 (dollars in thousands):

	September 30, 2017
	%	$
Change in Yield curve
+400 bp	0.2	91
+300 bp	0.2	90
+200 bp	0.2	70
+100 bp	0.1	45
most likely	—	—
-100 bp	(0.4)	(171)
-200 bp	(2.3)	(1,015)
-300 bp	(2.5)	(1,081)
-400 bp	(2.5)	(1,085)

At September 30, 2017, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 0.2%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 2.5%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2017

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 8, 2017