Form 10-K
period 2017-12-31
Community Bankers Trust Corp
filed 2018-03-15
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $174,575,122

On February 28, 2018, there were 22,074,523 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2018 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

December 31, 2017

PART I

ITEM 1.	BUSINESS

GENERAL

The Company is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 26 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

The Company’s corporate headquarters are located at 9954 Mayland Drive, Suite 2100, Richmond, Virginia 23233. The telephone number of the corporate headquarters is (804) 934-9999. The Company’s website is www.cbtrustcorp.com, and the Banks’s website is www.essexbank.com.

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESXB”.

STRATEGY

The Company operates in some of the strongest growth markets in Virginia and Maryland. Its operating strategy has been to provide the products and services of the larger financial institutions, but delivered with the individual service focus of a small community bank. This strategy has allowed the Company to have significant organic growth in its core markets.

The Company’s markets are diverse enough to spread economic risk throughout a number of different customer bases. Operating under the individual community delivery philosophy, the Company seeks to enhance customer relationships through superior products delivered with extraordinary service, while maintaining a prudent approach to credit quality and risk controls. The Company’s associates are the most important element in its strategy for success, and therefore there is significant focus on training and building a team-oriented environment. In a constantly changing world, competition remains intense for community banks. One of the features that sets the Company apart from other organizations is the ability and desire to give superior personal service to customers.

In 2017, the Company expanded on its internal “Growing to Win” campaign and engaged its associates to determine and reflect on the core values that the Company wants to deliver to associates, customers and shareholders. The Company’s mission statement is “To provide financial inspiration through intriguingly unique experiences that educate and empower action”. What makes the Company intriguingly unique is the consistent delivery of core values to the customers and the communities of which it is a part.

The Company’s strategic focus on the offering a broad array of products delivered with individual service has resulted in expanded market presence, earnings growth and increased value for shareholders. Since this strategy has been historically successful, management believes that it will continue to provide solid results. Additionally, the Company has been focused on controlling risks and allowing growth in a safe and sound manner. The Company continues to build the capital strength and growth capacities to execute its strategies to create superior value for shareholders.

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

CORPORATE HISTORY

The Company was formed in 2005 as a special purpose acquisition company to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the banking industry.

In May 2008, the Company acquired each of TransCommunity Financial Corporation (TFC), which was the holding company for TransCommunity Bank, N.A., and BOE Financial Services of Virginia, Inc. (BOE), which was the holding company for the Bank. TFC had been the holding company for four separately-chartered banking subsidiaries — Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge – until 2007, when they were consolidated into the newly created TransCommunity Bank. Later in 2008, TransCommunity Bank was consolidated into the Bank under the Bank’s state charter and, until 2010, the former branch offices of TFC operated as separate divisions under the Bank’s charter, using the names of TFC’s former banking subsidiaries.

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

In January 2014, the Company completed a reincorporation from Delaware, its original state of incorporation, to Virginia. As a result of the reincorporation, the Company’s corporate affairs are now governed by Virginia law. The purpose of the reincorporation to Virginia was annual cost savings of over $175,000 that the Company realizes from the difference between Delaware’s franchise tax and Virginia’s annual corporate fee. The form of the reincorporation was the merger of the then existing Delaware corporation into a newly created Virginia corporation. The Company retained the same name and conducts business in the same manner as before the reincorporation. In addition, all of the issued and outstanding shares of the Company’s common stock and preferred stock became shares of a Virginia corporation. The reincorporation had no effect on the Bank and its operations.

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

EMPLOYEES

As of December 31, 2017, the Company had 264 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

Capital Conservation Buffer	Maximum payout ratio (as a percentage of eligible retained income)
Greater than 2.5%.	No applicable limitation.
≤ 2.5% and > 1.875%.	60%
≤ 1.875% and > 1.25%	40%
≤ 1.25% and > 0.625%	20%
≤ 0.625%	0%

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2017, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 83.23% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

At this time, it is difficult to predict the legislative and regulatory changes that will result from the current presidential and congressional administrations. The President and/or Congress may change existing financial services regulations or enact new policies affecting financial institutions, specifically community banks. Such changes may include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2017, we may need to raise additional capital in the future if we unexpectedly incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

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

The total amount of our available-for-sale securities portfolio was $204.8 million at December 31, 2017. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

We rely upon independent appraisals to determine the value of the real estate, which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate (83.23% at December 31, 2017). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2017, we recorded net deferred income tax assets of $6.1 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

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

Cumberland — 1496 Anderson Highway, Cumberland, VA 23040

Deep Run at Mayland — 9954 Mayland Drive, Richmond, VA 23233

Fairfax — 10509 Judicial Drive, Fairfax, VA 22030

Flat Rock — 2320 Anderson Highway, Powhatan, VA 23139

Goochland Courthouse — 1949 Sandy Hook Road, Goochland, VA 23063

King William — 4935 Richmond-Tappahannock Highway, Aylett, VA 23009

Louisa — 217 East Main Street, Louisa, VA 23093

Lynchburg–Old Forest Road — 3638 Old Forest Road, Lynchburg, VA 24501

Lynchburg–Timberlake — 21437 Timberlake Road, Lynchburg, VA 24502

Mechanicsville — 6315 Mechanicsville Turnpike, Mechanicsville, VA 23111

Tappahannock–Dillard — 1325 Tappahannock Boulevard, Tappahannock, VA 22560

Tappahannock–Prince Street — 323 Prince Street, Tappahannock, VA 22560

Virginia Center — 9951 Brook Road, Glen Allen, VA 23060

West Broad Marketplace — 12254 West Broad Marketplace, Henrico, VA 23233

West Point — 16th and Main Street, West Point, VA 23181

Winterfield — 3740 Winterfield Road, Midlothian, VA 23113

Maryland Branch Offices:

Annapolis — 1835 West Street, Annapolis, MD 21401

Arnold — 1460 Ritchie Highway, Arnold, MD 21012

Bowie — 6143 High Bridge Road, Bowie, MD 20720

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, the Fairfax, West Broad Marketplace and Winterfield offices in the Virginia market and the Arnold, Crofton and Rockville offices in the Maryland market. The Company also has a loan production office in Lynchburg, Virginia, which it leases.

The Company opened its West Board Marketplace branch office on May 16, 2017, its Lynchburg–Timberlake branch office on June 19, 2017 and its Lynchburg–Old Forest Road on December 4, 2017. The Company expects to open a branch office in the Stonehenge Village development in Midlothian, Virginia (12646 Stone Village Way) in July 2018.

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

The following table sets summarizes the high and low sales prices for the Company’s common stock for the quarterly periods during the years ended December 31, 2017 and 2016:

	2017		2016
	High	Low	High	Low
Quarter ended March 31	$8.50	$7.00	$5.45	$4.45
Quarter ended June 30	8.30	6.95	5.30	4.72
Quarter ended September 30	9.25	8.05	5.50	5.10
Quarter ended December 31	9.35	7.90	7.25	5.35

HOLDERS OF RECORD

As of December 31, 2017, there were 1,931 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2017.

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2012, to December 31, 2017, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2012 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

		Period Ended
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Community Bankers Trust Corporation	100.00	141.89	166.79	202.64	273.58	307.55
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company over each of the past five years ended December 31. The historical results included below and elsewhere in this report are not indicative of the future performance of the Company and its subsidiaries.

	Year Ended December 31
(dollars in thousands, except for per share amounts)	2017	2016	2015	2014	2013
Results of Operations
Interest and dividend income	$53,315	$49,295	$47,552	$48,725	$50,045
Interest expense	9,199	7,820	7,497	6,933	7,078
Net interest income	44,116	41,475	40,055	41,792	42,967
Provision for loan losses	550	166	—	—	—
Net interest income after provision for loan losses	43,566	41,309	40,055	41,792	42,967
Noninterest income	4,697	5,179	5,081	5,269	4,724
Noninterest expenses	34,157	32,750	50,260	36,817	39,288
Income (loss) before income taxes	14,106	13,738	(5,124)	10,244	8,403
Income tax expense (benefit)	6,903	3,816	(2,627)	2,728	2,497
Net income (loss)	$7,203	$9,922	$(2,497)	$7,516	$5,906

Financial Condition
Assets	$1,336,190	$1,249,816	$1,180,557	$1,155,734	$1,089,532
FDIC indemnification asset	—	—	—	18,609	25,409
PCI loans	44,333	51,964	58,955	67,460	73,275
Loans	942,018	836,299	748,724	660,020	596,173
Deposits	1,095,764	1,037,294	945,519	918,945	892,341
Shareholders’ equity	124,003	114,536	104,487	107,650	106,659
Ratios
Return on average assets	0.56%	0.83%	(0.22)%	0.67%	0.53%
Return on average equity	5.91%	8.92%	(2.31)%	7.09%	5.22%
Non-GAAP return on average tangible assets (1)	0.61%	0.94%	(0.11)%	0.79%	0.66%
Non-GAAP return on average tangible common equity (1)	6.40%	10.23%	(1.19)%	9.09%	8.38%
Efficiency ratio (2)	69.98%	70.20%	111.35%	78.23%	82.38%
Equity to assets	9.28%	9.15%	8.86%	9.31%	9.79%
Loan to deposits	90.01%	85.63%	85.42%	79.16%	75.02%
Average tangible common equity / average tangible assets (1)	9.50%	9.16%	9.10%	8.70%	7.90%
Asset Quality
Allowance for loan losses (3)	$8,969	$9,493	$9,559	$9,267	$10,444
Allowance for loan losses / loans (3)	0.95%	1.14%	1.28%	1.40%	1.75%
Allowance for loan losses / nonaccrual loans (3)	99.37%	92.68%	89.59%	55.92%	86.28%
Non-covered nonperforming assets / loans and other real estate (3)	1.25%	1.74%	2.14%	3.64%	3.05%
Per Share Data
Earnings per share, basic	$0.33	$0.45	$(0.11)	$0.33	$0.22
Earnings per share, diluted	0.32	0.45	(0.11)	0.33	0.22
Non-GAAP earnings per share, diluted (1)	0.35	0.50	(0.06)	0.40	0.33
Market value per share	8.15	7.25	5.37	4.42	3.76
Book value per tangible common share (1)	5.62	5.17	4.65	4.72	4.07
Price to earnings ratio, diluted	25.47	16.11	(48.82)	13.39	17.09
Price to book value ratio	145.0%	139.2%	112.4%	89.5%	86.0%
Weighted average shares outstanding, basic	22,013,810	21,914,270	21,826,845	21,755,448	21,699,964
Weighted average shares outstanding, diluted	22,512,206	22,161,221	21,826,845	21,980,979	21,922,132

	Year Ended December 31
	2017	2016	2015	2014	2013
Capital Ratios
Leverage Ratio	9.74%	9.60%	9.38%	9.36%	9.52%
Common equity tier 1 capital ratio	11.50%	11.78%	11.62%	n/a	n/a
Tier 1 risk-based capital ratio	11.88%	12.20%	12.08%	13.52%	15.62%
Total risk-based capital ratio	12.70%	13.16%	13.16%	14.72%	16.82%

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

The following discussion and analysis of the financial condition at December 31, 2017 and results of operations for the year ended December 31, 2017 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

GENERAL

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 26 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

The Company’s critical accounting policies are discussed in detail in Note 1 - “Nature of Banking Activities and Significant Accounting Policies” in Item 8 of this Form 10-K. The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2017, 2016 or 2015. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore, no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2014 through 2017 are open to examination by the respective tax authorities.

OVERVIEW

Total assets increased $86.4 million, or 6.9%, to $1.336 billion at December 31, 2017 as compared with $1.250 billion at December 31, 2016. Total loans were $942.0 million at December 31, 2017, increasing $105.7 million, or 12.6%, from year end 2016.  Total PCI loans were $44.3 million at December 31, 2017 versus $52.0 million at year end 2016.

The Company’s securities portfolio, excluding equity securities, declined $11.7 million, or 4.5%, from $262.7 million at December 31, 2016 to $251.0 million at December 31, 2017. Net realized gains of $210,000 were recognized during 2017 through sales and call activity, as compared with $634,000 recognized during 2016. The decline in the volume of securities was a strategic decision by management to fund strong loan growth with securities sales, normal securities amortization, call activity, sales and maturities.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments - Debt and Equity Securities. The market value of the AFS portfolio was $204.8 million and $216.1 million at December 31, 2017 and 2016, respectively. The Company had a net unrealized gain of $1.2 million and a net unrealized loss of $621,000 in the AFS portfolio at December 31, 2017 and 2016, respectively.

Noninterest bearing deposits increased $24.1 million, or 18.7%, from $128.9 million at December 31, 2016 to $153.0 million at December 31, 2017. Interest bearing deposits at December 31, 2017 were $942.7 million, an increase of $34.3 million, or 3.8%, from $908.4 million at December 31, 2016. NOW, MMDA and savings account balances increased $19.7 million, $32.0 million and $3.6 million, respectively, since December 31, 2016. Total time deposits declined $21.0 million, or 3.7%. While retail time deposits increased by $18.8 million, or 3.6%, the level of brokered deposits declined by $39.8 million, or 74.5%, and were $13.6 million at December 31, 2017. Excluding brokered deposits, retail interest bearing deposits increased in 2017 by $74.1 million, or 8.7%.

FHLB advances were $101.4 million at December 31, 2017, compared with $81.9 million at December 31, 2016. The increase in FHLB advances was offset by the decline in brokered deposits. FHLB advances were less costly than most brokered deposit alternatives in 2017.

Long term debt totaled $0 and $1.7 million at December 31, 2017 and 2016, respectively. This borrowing, initially in the amount of $10.7 million, was obtained in April 2014, and the proceeds were used to redeem the Company’s remaining outstanding TARP preferred stock. The Company had paid down this debt by $9.0 million at December 31, 2016, and the loan, which was scheduled to be fully paid on April 21, 2017, was fully paid on January 9, 2017.

Shareholders' equity was $124.0 million at December 31, 2017 and $114.5 million at December 31, 2016.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2017, net income was $7.2 million, or $0.33 per common share basic and $0.32 fully diluted, compared with net income of $9.9 million, or $0.45 per common share, basic and fully diluted, for the year ended December 31, 2016. Net income in 2017 was affected by a charge of $3.5 million to income tax expense in the fourth quarter of 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act of 2017.

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

For the 2017 year, net interest income increased $2.6 million, or 6.4%, and was $44.1 million. The tax equivalent yield (non-GAAP) on earning assets was 4.54% for 2017 compared with 4.50% for 2016. Interest and fees on loans of $40.3 million in 2017 was an increase of $4.3 million, or 12.0%, compared with $36.0 million for 2016. Interest and fees on PCI loans declined $497,000 over this same time frame. Securities income increased $139,000 for 2017 compared to 2016, and the tax-equivalent yield on the portfolio was 3.12% in 2017 and 3.11% in 2016.

Interest expense of $9.2 million for 2017 represented an increase of $1.4 million, or 17.6%, compared with 2016. Total average interest bearing liabilities increased $53.0 million, as loan growth has been fueled by this increase and an average balance increase of $20.5 million, or 17.6%, in noninterest bearing deposits.

Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. The Company's net interest spread declined from 3.69% for the year ended December 31, 2016 to 3.64% for the same period in 2017. The tax equivalent yield (non-GAAP) on earning assets increased from 4.50% for the year ended December 31, 2016 to 4.54% for the year ended December 31, 2017. The yield on total loans was stable, finishing at 5.01% for each of 2017 and 2016. PCI loan yield rose from 11.29% to 11.95%, and the yield on loans, excluding PCI loans, increased 6 basis points, from 4.57% to 4.63%. The tax-equivalent yield on securities increased from 3.11% for 2016 to 3.12% for 2017, as the Company sold lower yielding securities during the course of 2017 to fund loan demand.

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

The Company’s total loan to deposit ratio was 90.01% at December 31, 2017 versus 85.63% at December 31, 2016 and 85.42% at December 31, 2015.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$870,258	$40,301	4.63%	$787,245	$35,998	4.57%	$687,463	$31,990	4.65%
PCI loans	47,983	5,733	11.95	55,178	6,230	11.29	63,552	7,875	12.39
Total loans	918,241	46,034	5.01	842,423	42,228	5.01	751,015	39,865	5.31
Interest bearing bank balances	15,618	196	1.26	17,922	122	0.68	14,551	59	0.41
Federal funds sold	94	1	1.11	27	—	0.49	1,852	2	0.10
Securities (taxable)	181,476	4,682	2.58	178,833	4,696	2.63	220,525	5,469	2.48
Securities (tax exempt)(1)	85,305	3,639	4.27	82,045	3,407	4.15	76,644	3,268	4.26
Total earning assets	1,200,734	54,552	4.54	1,121,250	50,453	4.50	1,064,587	48,663	4.57
Allowance for loan losses	(9,431)			(9,967)			(9,981)
Non-earning assets	89,904			85,779			95,190
Total assets	$1,281,207			$1,197,062			$1,149,796

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$264,082	$897	0.34%	$235,571	$636	0.27%	$229,220	$698	0.30%
Savings	91,687	243	0.26	86,499	236	0.27	83,614	260	0.31
Time deposits	574,630	6,757	1.18	530,531	5,510	1.04	523,726	5,025	0.96
Total deposits	930,399	7,897	0.85	852,601	6,382	0.75	836,560	5,983	0.72
Short-term borrowings	1,556	25	1.58	1,776	16	0.88	1,516	12	0.76
FHLB and other borrowings	85,127	1,277	1.50	105,455	1,210	1.15	96,937	1,179	1.22
Long-term debt	—	—	—	4,257	212	4.97	7,707	323	4.20
Total interest bearing liabilities	1,017,082	9,199	0.90	964,089	7,820	0.81	942,720	7,497	0.80
Noninterest bearing deposits	136,674			116,215			94,476
Other liabilities	5,550			5,543			4,490
Total liabilities	1,159,306			1,085,847			1,041,686
Shareholders' equity	121,901			111,215			108,110

Total liabilities and shareholders' equity	$1,281,207			$1,197,062			$1,149,796
Net interest earnings		$45,353			$42,633			$41,166
Interest spread			3.64%			3.69%			3.77%
Net interest margin			3.78%			3.80%			3.87%

Tax equivalent adjustment:
Securities		$1,237			$1,158			$1,111

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017 compared to 2016			2016 compared to 2015
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$3,796	$507	$4,303	$4,643	$(635)	$4,008
PCI loans	(812)	315	(497)	(1,038)	(607)	(1,645)
Interest bearing bank balances and federal funds sold	(16)	91	75	12	49	61
Investments	157	(18)	139	(931)	250	(681)

Total Earning Assets	3,125	895	4,020	2,686	(943)	1,743

Interest Expense:
Demand deposits	77	184	261	19	(80)	(61)
Savings deposits	14	(7)	7	9	(34)	(25)
Time deposits	458	789	1,247	65	420	485
Total deposits	549	966	1,515	93	306	399

Other borrowed funds	(320)	184	(136)	76	(152)	(76)

Total interest-bearing liabilities	229	1,150	1,379	169	154	323
Net increase (decrease) in net interest income	$2,896	$(255)	$2,641	$2,517	$(1,097)	$1,420

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

The provision for loan losses was $550,000 for the year ended December 31, 2017 compared with $166,000 and $0 for the years ended December 31, 2016 and 2015, respectively. The Company records a separate provision for loan losses for its loan portfolio and its PCI loan portfolio. The provision for loan losses on loans, excluding PCI loans, was $550,000 for the year ended December 31, 2017 compared with $450,000 and $0 for the years ended December 31, 2016 and 2015, respectively. The provision for loan losses on PCI loans was a $284,000 credit for the year ended December 31, 2016, which was the result of improvement in expected losses on the Company’s PCI portfolio. There was no provision for the PCI loan portfolio for the years ended December 31, 2017 and 2015. With respect to the loan portfolio, the provision was taken as additional general reserves to support current period loan growth.

The allowance for loan losses, excluding PCI loans, equaled 99.4% of nonaccrual loans at December 31, 2017 compared with 92.7% at December 31, 2016. The ratio of the allowance for loan losses to total loans, excluding PCI loans, was 0.95% at December 31, 2017 compared with 1.14% at December 31, 2016. Net charge-offs were $1.1 million in 2017 compared with net charge-offs of $516,000 in 2016.

While the PCI loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the acquisition. See the Asset Quality discussion below for further analysis.

Noninterest Income

Noninterest income was $4.7 million for the year ended December 31, 2017, a decrease of $482,000, or 9.3%, from $5.2 million for the year ended December 31, 2016. Securities gains were $210,000 in 2017 compared with $634,000 for 2016. Mortgage loan income declined by $364,000 from 2016 to 2017 and was $242,000. The Bank instituted a lower cost mortgage platform beginning in 2017, which resulted in a steady improvement in results during the year. Offsetting these decreases for 2017 compared with 2016 was an increase of $261,000 in service charges on deposit accounts, which were $2.7 million for the year ended December 31, 2017.

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

Noninterest Expenses

Noninterest expenses were $34.2 million for the year ended December 31, 2017, as compared with $32.8 million for the year ended December 31, 2016. This is an increase of $1.4 million, or 4.3%. Salaries and employee benefits increased $1.2 million in 2017 compared with 2016 reflecting two branch openings in 2016 and three in 2017. These new branches also impacted the 2017 increase in occupancy expenses, which were $393,000 higher in 2017 than the previous year. Data processing, advertising, equipment expenses and supplies all also were affected by the new branches as they increased $249,000, $157,000, $145,000 and $112,000, respectively. Offsetting these increases was a reduction of amortization of intangible assets, which was $1.9 million in 2016 and $898,000 in 2017. The Company has no intangible assets that are being amortized as of December 31, 2017.

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

Income Taxes

For the year ended December 31 2017, income tax expense of $6.9 million represented an effective tax rate of 48.9% compared with an income tax expense of $3.8 million for the year ended December 31, 2016. The increase in income tax expense for the year ended December 31, 2017 was related to a $3.5 million re-measurement of net deferred tax assets resulting from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act of 2017 enacted in December 2017.

For the year ended December 31 2016, income tax expense of $3.8 million represented an effective tax rate of 27.8% compared with an income tax benefit of $2.6 million for the year ended December 31, 2015. The benefit for the year ended 2015 was the result of the net loss for the year generated by the accounting for the termination of the shared-loss agreements.

Loans

Total loans were $986.4 million at December 31, 2017, increasing $98.1 million from $888.3 million at December 31, 2016. Total loans, excluding PCI loans, were $942.0 million at December 31, 2017 versus $836.3 million at December 31, 2016. Total loans, excluding PCI loans, increased $105.7 million, or 12.6%, during 2017. Commercial loans exhibited the largest dollar volume increase year-over-year and were up $29.7 million, or 23.0%, and ended the year at $159.0 million. Commercial mortgage loans of $366.3 million at December 31, 2017 reflected an increase of 7.8%, or $26.5 million, since year end 2016. This is also the largest category of loans in the portfolio. Residential 1-4 family mortgage loans increased $19.7 million, or 9.5%, over this time frame and were $227.5 million at December 31, 2017. Multifamily loans of $59.0 million at December 31, 2017 was an increase of $19.9 million over the balance at December 31, 2016. PCI loans were $44.3 million at December 31, 2017, $7.6 million lower than at year-end 2016.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2017
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$227,542	24.16%	$39,805	89.79%	$267,347	27.10%
Commercial	366,331	38.89	547	1.23	366,878	37.20
Construction and land development	107,814	11.44	1,588	3.58	109,402	11.09
Second mortgages	8,410	0.89	2,136	4.82	10,546	1.07
Multifamily	59,024	6.27	257	0.58	59,281	6.01
Agriculture	7,483	0.79	—	—	7,483	0.76
Total real estate loans	776,604	82.44	44,333	100.00	820,937	83.23
Commercial loans	159,024	16.88	—	—	159,024	16.13
Consumer installment loans	5,169	0.55	—	—	5,169	0.52
All other loans	1,221	0.13	—	—	1,221	0.12
Total loans	$942,018	100.00%	$44,333	100.00%	$986,351	100.00%

	2016
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$207,863	24.86%	$46,623	89.72%	$254,486	28.64%
Commercial	339,804	40.63	649	1.25	340,453	38.33
Construction and land development	98,282	11.75	1,969	3.79	100,251	11.29
Second mortgages	7,911	0.95	2,453	4.72	10,364	1.17
Multifamily	39,084	4.67	270	0.52	39,354	4.43
Agriculture	7,185	0.86	—	—	7,185	0.81
Total real estate loans	700,129	83.72	51,964	100.00	752,093	84.67
Commercial loans	129,300	15.46	—	—	129,300	14.56
Consumer installment loans	5,627	0.67	—	—	5,627	0.63
All other loans	1,243	0.15	—	—	1,243	0.14
Total loans	$836,299	100.00%	$51,964	100.00%	$888,263	100.00%

34

	2015
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$194,576	25.99%	$52,696	89.38%	$247,272	30.62%
Commercial	317,955	42.47	850	1.44	318,805	39.47
Construction and land development	67,408	9.00	2,310	3.92	69,718	8.63
Second mortgages	8,378	1.12	2,822	4.79	11,200	1.39
Multifamily	45,389	6.06	277	0.47	45,666	5.65
Agriculture	6,238	0.83	—	—	6,238	0.77
Total real estate loans	639,944	85.47	58,955	100.00	698,899	86.53
Commercial loans	102,507	13.69	—	—	102,507	12.69
Consumer installment loans	4,928	0.66	—	—	4,928	0.61
All other loans	1,345	0.18	—	—	1,345	0.17
Total loans	$748,724	100.00%	$58,955	100.00%	$807,679	100.00%

	2014
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,171	25.33%	$60,171	89.20%	$227,342	31.25%
Commercial	282,127	42.75	1,148	1.70	283,275	38.94
Construction and land development	57,027	8.64	2,456	3.64	59,483	8.18
Second mortgages	5,997	0.91	3,409	5.05	9,406	1.29
Multifamily	33,812	5.12	276	0.41	34,088	4.69
Agriculture	7,163	1.08	—	—	7,163	0.98
Total real estate loans	553,297	83.83	67,460	100.00	620,757	85.33
Commercial loans	99,783	15.12	—	—	99,783	13.72
Consumer installment loans	5,496	0.83	—	—	5,496	0.76
All other loans	1,444	0.22	—	—	1,444	0.19
Total loans	$660,020	100.00%	$67,460	100.00%	$727,480	100.00%

	2013
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$144,279	24.20%	$64,610	88.18%	$208,889	31.20%
Commercial	247,106	41.45	1,389	1.90	248,495	37.12
Construction and land development	55,238	9.27	2,940	4.01	58,178	8.69
Second mortgages	6,849	1.15	3,898	5.32	10,747	1.61
Multifamily	35,748	6.00	266	0.36	36,014	5.38
Agriculture	9,558	1.60	172	0.23	9,730	1.45
Total real estate loans	498,778	83.67	73,275	100.00	572,053	85.45
Commercial loans	90,282	15.14	—	—	90,282	13.49
Consumer installment loans	5,667	0.95	—	—	5,667	0.85
All other loans	1,446	0.24	—	—	1,446	0.21
Total loans	$596,173	100.00%	$73,275	100.00%	$669,448	100.00%

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2017 (dollars in thousands):

	Commercial	Construction and land development
Within 1 year	$63,464	$69,975
Variable Rate
One to Five Years	$24,534	$3,551
After Five Years	14,326	15,231
Total	$38,860	$18,782
Fixed Rate
One to Five Years	$47,944	$19,901
After Five Years	8,756	744
Total	$56,700	$20,645
Total Maturities	$159,024	$109,402

Asset Quality – Assets, Excluding PCI Loans

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2017, nonperforming assets totaled $11.8 million and net charge-offs were $1.1 million. Nonperforming assets totaled $14.7 million and net charge-offs were $516,000 at December 31, 2016.

Nonperforming loans were $9.0 million at December 31, 2017 compared to $10.2 million at December 31, 2016, a $1.2 million decrease. Additions to nonaccrual loans during 2017 totaled $7.0 million. The increase related to one relationship comprised of commercial and commercial real estate loans totaling $3.9 million, one commercial loan relationship of $1.3 million and several small real estate relationships. There were $1.2 million in charge-offs taken during 2017, including $693,000 related to the $3.9 million relationship noted above. The remaining charge-offs were mainly centered in real estate and commercial loans. There were $4.7 million in pay-offs, including $3.2 million related to the $3.9 million relationship noted above. There were also $1.4 million in pay-downs during the year and $926,000 in loans returned to accruing status. Foreclosures for the period totaled $23,000.

The following table sets forth selected asset quality data and ratios with respect to assets, excluding PCI loans, at December 31 of the years presented (dollars in thousands):

	2017	2016	2015	2014	2013
Nonaccrual loans	$9,026	$10,243	$10,670	$16,571	$12,105
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	9,026	10,243	10,670	16,571	12,105
OREO	2,791	4,427	5,490	7,743	6,244
Total nonperforming assets	$11,817	$14,670	$16,160	$24,314	$18,349

Accruing troubled debt restructure loans	$5,271	$4,653	$4,596	$6,195	$9,922

Balances
Specific reserve on impaired loans	959	1,130	1,144	1,761	1,636
General reserve related to unimpaired loans	8,010	8,363	8,415	7,506	8,808
Total allowance for loan losses	8,969	9,493	9,559	9,267	10,444
Average loans during the year, net of unearned income	870,258	787,245	687,463	621,213	585,343

Impaired loans	14,297	18,541	15,266	22,929	22,027
Non-impaired loans	927,721	817,758	733,476	637,091	574,146
Total loans, net of unearned income	942,018	836,299	748,742	660,020	596,173

Ratios
Allowance for loan losses to loans	0.95%	1.14%	1.28%	1.40%	1.75%
Allowance for loan losses to nonaccrual loans	99.37	92.68	89.59	55.92	86.28
General reserve to non-impaired loans	0.86	1.02	1.15	1.18	1.53
Nonaccrual loans to loans	0.96	1.22	1.43	2.51	2.03
Nonperforming assets to loans and OREO	1.25	1.74	2.14	3.64	3.05
Net charge-offs (recoveries) to average loans	0.12	0.07	(0.04)	0.19	0.42

At December 31, 2017, the Company had six construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed, and all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at December 31, 2017 was $4.3 million. These loans have either been charged down or sufficiently reserved against to equate to the current expected realizable value. The total amount of the allowance for loan losses attributed to all six relationships was $556,000 at December 31, 2017, or 13.00% of the total credit exposure outstanding.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. The Company had 23 and 19 loans for the years ended December 31, 2017 and 2016, respectively, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were six loans totaling $3.4 million and seven loans totaling $4.1 million for the years ended December 31, 2017 and 2016, respectively, that were restructured using multiple new loans. At December 31, 2017 and 2016, the aggregated outstanding principal of all TDRs was $7.0 million and $6.7 million, respectively, of which $1.7 million and $2.0 million, respectively, were classified as nonaccrual.

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

The following table presents the composition of the Company’s nonaccrual loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2017	2016	2015	2014	2013
Mortgage loans on real estate:
Residential 1-4 family	$1,962	$2,893	$4,562	$3,342	$4,229
Commercial	1,498	1,758	1,508	607	1,382
Construction and land development	4,277	5,495	4,509	4,920	5,882
Second mortgages	—	—	13	61	225
Agriculture	68	—	—	—	205
Total real estate loans	7,805	10,146	10,592	8,930	11,923
Commercial loans	1,214	53	—	7,521	127
Consumer installment loans	7	44	78	120	55
Total loans	$9,026	$10,243	$10,670	$16,571	$12,105

Allowance for Credit Losses on Loans

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

The following table indicates the dollar amount of the allowance for loan losses, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2017	2016	2015	2014	2013
Balance, beginning of year	$9,493	$9,559	$9,267	$10,444	$12,920
Loans charged-off:
Commercial	431	-	3	1,217	325
Real estate	797	687	1,183	1,179	2,999
Consumer and other loans	285	191	174	134	167
Total loans charged-off	1,513	878	1,360	2,530	3,491
Recoveries:
Commercial	5	11	1,211	1,065	82
Real estate	282	245	343	178	857
Consumer and other loans	152	106	98	110	76
Total recoveries	439	362	1,652	1,353	1,015
Net charge-offs (recoveries)	1,074	516	(292)	1,177	2,476
Provision for loan losses	550	450	-	-	-
Balance, end of year	$8,969	$9,493	$9,559	$9,267	$10,444
Allowance for loan losses to loans	0.95%	1.14%	1.28%	1.40%	1.75%
Net charge-offs (recoveries) to average loans	0.12%	0.07%	(0.04)%	0.19%	0.42%
Allowance to nonperforming loans	99.37%	92.68%	89.59%	55.92%	86.28%

During 2017, the Company’s net charge-offs increased $558,000 from net charge-offs in the prior year and were primarily centered in real estate loans. Net charge-offs by loan category to total net charge-offs were the following for 2017: 39.7% for commercial loans, 47.9% for real estate loans, and 12.4% for consumer loans.

During 2016, the Company’s net charge-offs increased $808,000 from a net recovery in the prior year and were primarily centered in real estate loans. Net charge-offs (recoveries) by loan category to total net charge-offs were the following for 2016: (2.1%) for commercial loans, 85.7% for real estate loans, and 16.4% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,139	16.9%	$602	15.5%	$631	13.6%	$977	15.2%	$1,554	15.1%
Construction and land development	1,247	11.4	2,195	11.7	1,298	9.0	1,792	8.6	2,163	9.3
Real estate mortgage	6,423	71.0	5,068	72.0	6,914	76.4	4,822	75.2	6,065	74.4
Consumer and other	113	0.7	142	0.8	118	1.0	131	1.0	160	1.2
Unallocated	47	—	1,486	—	598	—	1,545	—	502	—
Total allowance	$8,969	100.00%	$9,493	100.00%	$9,559	100.00%	$9,267	100.00%	$10,444	100.00%

The allowance for loan losses for each of the periods presented includes an amount that could not be related to individual types of loans and thus is referred to as the unallocated portion of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the provision of $450,000 taken during the year ended 2016 primarily due to loan growth resulted in an elevated unallocated amount of $1.5 million at December 31, 2016. Several factors justified the maintenance of this unallocated amount, including an unusually low level of delinquencies at December 31, 2016, which the Company believed was unsustainable over the next several quarters and was not reflective of the Company’s experience, as well as the fact that the Company believed the allowance as reported was indicative of the credit risks of the loan portfolio at December 31, 2016. During 2017, delinquencies increased $886,000, net charge-offs were $1.1 million, and the Company recorded a provision of $550,000, all of which contributed to the reduction of the unallocated amount to $47,000 at December 31, 2017.

Asset Quality and Allowance for Credit Losses – PCI assets

Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The PCI loans are subject to credit review standards for loans. If and when credit deterioration occurs subsequent to the date that they were acquired, a provision for credit loss for PCI loans will be charged to earnings for the full amount. The Company makes an estimate of the total cash flows it expects to collect from a pool of PCI loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

Securities

The Company’s securities portfolio decreased $10.7 million, or 4.0%, from $271.0 million at December 31, 2016 to $260.3 million at December 31, 2017. This decrease is the result of a shift in assets to higher yielding loans. At December 31, 2017, the Company had $204.8 million in securities available for sale and $46.1 million of securities held to maturity. Equity securities totaled $9.3 million. Realized gains of $210,000 occurred during 2017 through sales and call activity.

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

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2017 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	4,343	26,678	23,487	5,212	59,720
Fair Value	4,312	26,392	23,414	5,261	59,379
Weighted Avg Yield	(2.36)%	1.18%	2.24%	3.44%	1.54%
State, county and municipal (1)
Amortized Cost	5,575	71,114	75,198	7,823	159,710
Fair Value	5,621	72,571	76,129	8,006	162,327
Weighted Avg Yield	5.40%	3.90%	3.96%	4.41%	4.01%
Corporate bonds and other securities
Amortized Cost	-	801	4,699	1,823	7,323
Fair Value	-	786	4,737	1,937	7,460
Weighted Avg Yield	-	1.78%	1.77%	1.82%	1.78%
Mortgage Backed securities
Amortized Cost	-	13,435	9,569	-	23,004
Fair Value	-	13,324	9,232	-	22,556
Weighted Avg Yield	-	1.83%	2.22%	-	2.00%
Total
Amortized Cost	9,918	112,028	112,953	14,858	249,757
Fair Value	9,933	113,073	113,512	15,204	251,722
Weighted Avg Yield	2.00%	2.99%	3.36%	3.75%	3.16%

(1)	Computed on a tax equivalent basis

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

		December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,473	$165	$(382)	$40,256
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	5,551	37	(146)	5,442
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

		December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

		December 31, 2015
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$50,590	$11	$(660)	$49,941
U.S. Gov’t sponsored agencies	756	—	(14)	742
State, county and municipal	138,965	3,400	(867)	141,498
Corporate and other bonds	14,997	10	(711)	14,296
Mortgage backed – U.S. Gov’t agencies	8,654	9	(167)	8,496
Mortgage backed – U.S. Gov’t sponsored agencies	28,637	22	(362)	28,297
Total Securities Available for Sale	$242,599	$3,452	$(2,781)	$243,270

Securities Held to Maturity
State, county and municipal	$35,456	$1,136	$(35)	$36,557
Mortgage backed – U.S. Gov’t agencies	1,022	32	—	1,054
Mortgage backed – U.S. Gov’t sponsored agencies	—	—	—	—
Total Securities Held to Maturity	$36,478	$1,168	$(35)	$37,611

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2017		2016		2015
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
NOW	$139,620	0.19%	$127,723	0.18%	$121,329	0.21%
MMDA	124,462	0.51	107,848	0.38	107,891	0.41
Savings	91,687	0.26	86,499	0.27	83,614	0.31
Time deposits less than $100,000	239,267	1.13	222,475	1.00	233,784	0.94
Time deposits $100,000 and over	335,363	1.21	308,056	1.07	289,942	0.98
Total deposits	$930,399	0.85	$852,601	0.75	$836,560	0.72

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2017 (dollars in thousands):

Within 3 months	$55,506
3-6 months	59,434
6-12 months	102,181
over 12 months	95,136
Total	$312,257

Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include overnight borrowings from correspondent banks (federal funds purchased) and funding from the Federal Home Loan Bank (FHLB). The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings. The following information is provided for borrowings balances, rates, and maturities as of December 31 of the years presented (dollars in thousands):

		FHLB Borrowings
	Federal Funds Purchased	Short-term Advances	Long-term notes payable	Total
As of December 31, 2017
Amount outstanding at year end	$4,849	$70,500	$30,929	$101,429
Maximum month-end outstanding balance	14,878	101,429	31,296
Average outstanding balance during the year	1,556	53,884	27,083
Average interest rate during the year	1.58%	1.34%	1.37%
Average interest rate at year end	1.85%	1.45%	1.62%

As of December 31, 2016
Amount outstanding at year end	$4,714	$55,000	$26,887	$81,887
Maximum month-end outstanding balance	12,301	121,466	37,082
Average outstanding balance during the year	1,776	73,806	27,524
Average interest rate during the year	0.88%	0.96%	1.26%
Average interest rate at year end	1.10%	0.62%	1.35%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2017 and 2016 was as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Cash and due from banks	$14,642	$13,828
Interest bearing bank deposits	7,316	7,244
Federal funds sold	—	—
Available for sale securities, at fair value, unpledged	168,221	170,898
Total liquid assets	$190,179	$191,970

Deposits and other liabilities	$1,212,187	$1,135,280
Ratio of liquid assets to deposits and other liabilities	15.69%	16.91%

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

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019 as follows: 2016 - 0.625%, 2017 – 1.25%, 2018 – 1.875% and 2019 – 2.5%. The Company had a capital conservation buffer of 4.70% and 5.16% at December 31, 2017 and 2016, respectively, well above the required buffer of 1.25% and 0.625% for 2017 and 2016, respectively.

The following table shows the Company’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Company	$136,910	12.70%	$128,877	13.16%
Bank	134,972	12.52%	127,606	13.03%
Tier 1 Capital to risk weighted assets
Company	128,084	11.88%	119,527	12.20%
Bank	126,146	11.71%	118,256	12.07%
Common Equity Tier 1 Capital to risk weighted assets
Company	123,960	11.50%	115,403	11.78%
Bank	126,146	11.71%	118,256	12.07%
Tier 1 Capital to adjusted average total assets
Company	128,084	9.74%	119,527	9.60%
Bank	126,146	9.59%	118,256	9.50%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 21 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2017, 2016 and 2015 was 4.20%, 3.68% and 3.28%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

Off-Balance Sheet Arrangements

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2017 and 2016, is as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit	$163,686	$134,517
Standby letters of credit	6,532	7,151
Total commitments with off-balance sheet risks	$170,218	$141,668

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

At December 31, 2017, the fair value of the Company’s cash flow hedge was an unrealized gain of $177,000, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Contractual Obligations

A summary of the Company’s contractual obligations at December 31, 2017 is as follows (dollars in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$548,356	$376,168	$152,240	$19,948	$—
Trust preferred debt	4,124	—	—	—	4,124
Federal Home Loan Bank advances	101,429	80,500	11,096	9,833	—
Operating leases	12,205	1,349	2,626	1,464	6,766
Total contractual obligations	$666,114	$458,017	$165,962	$31,245	$10,890

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. The Company did not pay dividends to common shareholders during the years ended December 31, 2017, 2016 and 2015. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2017	2016	2015
Return on average assets	0.56%	0.83%	(0.22)%
Return on average equity	5.91%	8.92%	(2.31)%
Leverage	9.51%	9.29%	9.40%

Non-GAAP Measures

The Company accounts for business combinations under FASB ASC 805, Business Combinations, using the acquisition method of accounting. The original merger between the Company, TFC and BOE as well as the SFSB transaction were business combinations accounted for using the purchase method of accounting. The TCB transaction was accounted for as an asset purchase. At December 31, 2017, 2016 and 2015, core deposit intangible assets totaled $0, $898,000 and $2.8 million, respectively.

In reporting the results of 2017, 2016 and 2015 in Item 6 above, the Company has provided supplemental performance measures on an operating or tangible basis. Such measures exclude amortization expense related to intangible assets, such as core deposit intangibles. The Company believes these measures are useful to investors as they exclude non-operating adjustments resulting from acquisition activity and allow investors to see the combined economic results of the organization. Non-GAAP operating earnings (loss) per share were $0.35 for the year ended December 31, 2017 compared with $0.50 in 2016 and $(0.06) in 2015. Non-GAAP return on average tangible common equity and assets for the year ended December 31, 2017 was 6.40% and 0.61%, respectively, compared with 10.23% and 0.94%, respectively, in 2016 and (1.19)% and (0.11)%, respectively, in 2015.

These measures are a supplement to GAAP used to prepare the Company’s financial statements and should not be viewed as a substitute for GAAP measures. In addition, the Company’s non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following table reconciles these non-GAAP measures from their respective GAAP basis measures for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Net (loss) income	$7,203	$9,922	$(2,497)
Plus: core deposit intangible amortization, net of tax	585	1,259	1,259
Non-GAAP operating earnings	$7,788	$11,181	$(1,238)

Total shareholders' equity	$124,003	$114,536	$104,487
Preferred stock (net)	—	—	—
Core deposit intangible (net)	—	898	2,805
Common tangible book value	$124,003	$113,638	$101,682
Shares outstanding	22,073	21,960	21,867
Common tangible book value per share	$5.62	$5.17	$4.65

Average assets	$1,281,207	$1,197,062	$1,149,796
Less: average core deposit intangibles	248	1,893	3,797
Average tangible assets	$1,280,959	$1,195,169	$1,145,999

Average equity	$121,901	$111,215	$108,110
Less: average core deposit intangibles	248	1,893	3,797
Less: average preferred equity	—	—	—
Average tangible common equity	$121,653	$109,322	$104,313

Weighted average shares outstanding, diluted	22,512	22,161	21,827
Non-GAAP earnings per share, diluted	$0.35	$0.50	$(0.06)
Average tangible common equity/average tangible assets	9.50%	9.15%	9.10%
Non-GAAP return on average tangible assets	0.61%	0.94%	(0.11)%
Non-GAAP return on average tangible common equity	6.40%	10.23%	(1.19)%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	%	$	%	$	%	$
Change in Yield curve
+400 bp	4.7	2,132	4.6	1,931	(7.7)	(3,100)
+300 bp	3.6	1,637	3.3	1,369	(6.2)	(2,479)
+200 bp	2.6	1,185	2.2	897	(4.2)	(1,677)
+100 bp	1.4	632	0.9	390	(2.3)	(924)
most likely	—	—	—	—	—	—
-100 bp	(1.2)	(554)	0.1	45	2.6	1,054
-200 bp	(3.9)	(1,782)	(1.4)	(585)	1.1	437
-300 bp	(4.5)	(2,051)	(1.5)	(644)	0.9	376
-400 bp	(4.6)	(2,055)	(1.6)	(648)	0.9	374

At December 31, 2017, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 4.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 4.6%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Community Bankers Trust Corporation at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Community Bankers Trust Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Community Bankers Trust Corporation’s management. Our responsibility is to express an opinion on Community Bankers Trust Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as Community Bankers Trust Corporation's auditor since 2015.
Richmond, Virginia
March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Community Bankers Trust Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, Community Bankers Trust Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Community Bankers Trust Corporation as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

Community Bankers Trust Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Controls over Financial Reporting”. Our responsibility is to express an opinion on Community Bankers Trust Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Community Bankers Trust Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/S/ BDO USA, LLP
Richmond, Virginia
March 15, 2018

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016

(dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$14,642	$13,828
Interest bearing bank deposits	7,316	7,244
Total cash and cash equivalents	21,958	21,072

Securities available for sale, at fair value	204,834	216,121
Securities held to maturity, at cost (fair value of $46,888 and $46,858, respectively)	46,146	46,608
Equity securities, restricted, at cost	9,295	8,290
Total securities	260,275	271,019

Loans	942,018	836,299
Purchased credit impaired (PCI) loans	44,333	51,964
Total loans	986,351	888,263
Allowance for loan losses (loans of $8,969 and $9,493, respectively; PCI loans of $200 and $200, respectively)	(9,169)	(9,693)
Net loans	977,182	878,570

Bank premises and equipment, net	30,198	28,357
Other real estate owned	2,791	4,427
Bank owned life insurance	28,099	27,339
Core deposit intangibles, net	—	898
Other assets	15,687	18,134
Total assets	$1,336,190	$1,249,816

LIABILITIES
Deposits:
Noninterest bearing	$153,028	$128,887
Interest bearing	942,736	908,407
Total deposits	1,095,764	1,037,294

Federal funds purchased	4,849	4,714
Federal Home Loan Bank borrowings	101,429	81,887
Long-term debt	—	1,670
Trust preferred capital notes	4,124	4,124
Other liabilities	6,021	5,591
Total liabilities	1,212,187	1,135,280

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,072,523 and 21,959,648 shares issued and outstanding, respectively)	221	220
Additional paid in capital	147,671	146,667
Retained deficit	(23,932)	(31,128)
Accumulated other comprehensive income (loss)	43	(1,223)
Total shareholders’ equity	124,003	114,536
Total liabilities and shareholders’ equity	$1,336,190	$1,249,816

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars and shares in thousands, except per share data)

	2017	2016	2015
Interest and dividend income
Interest and fees on loans	$40,301	$35,998	$31,990
Interest and fees on PCI loans	5,733	6,230	7,875
Interest on federal funds sold	1	—	2
Interest on deposits in other banks	196	122	59
Interest and dividends on securities
Taxable	4,682	4,696	5,469
Nontaxable	2,402	2,249	2,157
Total interest and dividend income	53,315	49,295	47,552
Interest expense
Interest on deposits	7,897	6,382	5,983
Interest on borrowed funds	1,302	1,438	1,514
Total interest expense	9,199	7,820	7,497
Net interest income	44,116	41,475	40,055
Provision for loan losses	550	166	—
Net interest income after provision for loan losses	43,566	41,309	40,055
Noninterest income
Service charges on deposit accounts	2,681	2,420	2,269
Gain on securities transactions, net	210	634	472
Gain on sale of loans, net	—	—	69
Income on bank owned life insurance	939	870	751
Mortgage loan income	242	606	784
Other	625	649	736
Total noninterest income	4,697	5,179	5,081
Noninterest expense
Salaries and employee benefits	19,604	18,412	18,141
Occupancy expenses	3,130	2,737	2,592
Equipment expenses	1,144	999	1,035
FDIC assessment	726	823	938
Data processing fees	1,923	1,674	1,709
FDIC indemnification asset amortization	—	—	16,195
Amortization of intangibles	898	1,907	1,908
Other real estate expense, net	162	175	1,275
Other operating expenses	6,570	6,023	6,467
Total noninterest expense	34,157	32,750	50,260
Income (loss) before income taxes	14,106	13,738	(5,124)
Income tax expense (benefit)	6,903	3,816	(2,627)
Net income (loss)	$7,203	$9,922	$(2,497)
Net income (loss) per share — basic	$0.33	$0.45	$(0.11)
Net income (loss) per share — diluted	$0.32	$0.45	$(0.11)
Weighted average number of shares outstanding
Basic	22,014	21,914	21,827
Diluted	22,512	22,161	21,827

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	2017	2016	2015
Net income (loss)	$7,203	$9,922	$(2,497)

Other comprehensive income (loss):
Unrealized gain on investment securities:
Change in unrealized (loss) gain in investment securities	2,054	(658)	(1,056)
Tax related to unrealized loss (gain) in investment securities	(712)	224	359
Reclassification adjustment for gain in securities sold	(210)	(634)	(472)
Tax related to realized gain in securities sold	73	215	160
Defined benefit pension plan:
Change in prior service cost	5	4	5
Change in unrealized gain (loss) in plan assets	(185)	199	(142)
Tax related to defined benefit pension plan	74	(69)	47
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	246	129	(234)
Tax related to cash flow hedge	(86)	(44)	80
Total other comprehensive income (loss)	1,259	(634)	(1,253)
Total comprehensive income (loss)	$8,462	$9,288	$(3,750)

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2014	21,792	$218	$145,321	$(38,553)	$664	$107,650
Issuance of common stock	42	1	276	—	—	277
Exercise and issuance of employee stock options	33	—	310	—	—	310
Net loss	—	—	—	(2,497)	—	(2,497)
Other comprehensive loss	—	—	—	—	(1,253)	(1,253)
Balance December 31, 2015	21,867	219	145,907	(41,050)	(589)	104,487
Issuance of common stock	29	—	155	—	—	155
Exercise and issuance of employee stock options	64	1	605	—	—	606
Net income	—	—	—	9,922	—	9,922
Other comprehensive loss	—	—	—	—	(634)	(634)
Balance December 31, 2016	21,960	220	146,667	(31,128)	(1,223)	114,536
Issuance of common stock	19	—	159	—	—	159
Exercise and issuance of employee stock options	94	1	845	—	—	846
Net income	—	—	—	7,203	—	7,203
Impact of the Tax Cut and Jobs Act	—	—	—	(7)	7	—
Other comprehensive income	—	—	—	—	1,259	1,259
Balance December 31, 2017	22,073	$221	$147,671	$(23,932)	$43	$124,003

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Dollars in thousands)

	2017	2016	2015
Operating activities:
Net income (loss)	$7,203	$9,922	$(2,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and intangibles amortization	2,601	3,447	3,494
Stock-based compensation expense	745	566	467
Tax benefit of exercised stock options	(163)	(62)	(34)
Amortization of purchased loan premium	195	243	304
Deferred tax expense (benefit)	3,729	—	(6,077)
Provision for loan losses	550	166	—
Amortization of security premiums and accretion of discounts, net	1,848	1,691	2,546
Net gain on sale of securities	(210)	(634)	(472)
Net (gain) loss on sale and valuation of other real estate owned	(5)	(122)	1,111
Net gain on sale of loans	—	—	(69)
Originations of mortgages held for sale	—	(49,185)	(55,465)
Proceeds from sales of mortgages held for sale	—	51,286	53,564
Increase in bank owned life insurance investment	(760)	(719)	(751)
Loss on termination of FDIC shared-loss agreement	—	—	13,084
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,490)	467	4,558
Increase (decrease) in accrued expenses and other liabilities	741	(127)	1,522
Net cash provided by operating activities	14,984	16,939	15,285

Investing activities:
Proceeds from available for sale securities	61,825	108,226	146,906
Proceeds from held to maturity securities	946	10,484	4,583
Proceeds from equity securities	1,255	3,961	1,845
Purchase of available for sale securities	(50,174)	(83,357)	(121,854)
Purchase of held to maturity securities	(642)	(20,683)	(2,221)
Purchase of equity securities	(2,260)	(3,828)	(1,452)
Proceeds from sale of other real estate owned	2,141	2,376	2,900
Improvements of other real estate, net of insurance proceeds	—	(34)	(516)
Net increase in loans	(100,296)	(83,115)	(85,675)
Principal recoveries of loans previously charged off	439	362	1,652
Purchase of premises and equipment, net	(3,544)	(2,524)	(1,768)
Proceeds from termination of FDIC shared-loss agreements	—	—	3,100
Purchase of small business investment company fund investment	(525)	—	—
Proceeds from sale of loans	—	224	3,380
Purchase of bank owned life insurance investment	—	(5,000)	—
Proceeds from sale of premises and equipment	—	145	2,120
Net cash used in investing activities	(90,835)	(72,763)	(47,000)

Financing activities:
Net increase in deposits	58,470	91,775	26,574
Net increase (decrease) in federal funds purchased	135	(14,207)	4,421
Net increase (decrease) in short-term Federal Home Loan Bank borrowings	15,500	(15,000)	20,000
Proceeds from long-term Federal Home Loan Bank borrowings	10,000	12,000	—
Payments on long-term Federal Home Loan Bank borrowings	(5,958)	(10,769)	(20,745)
Proceeds from issuance of common stock	260	133	86
Payments on long-term debt	(1,670)	(4,005)	(4,005)
Net cash provided by financing activities	76,737	59,927	26,331

Net increase (decrease) in cash and cash equivalents	886	4,103	(5,384)

Cash and cash equivalents:
Beginning of the period	21,072	16,969	22,353
End of the period	$21,958	$21,072	$16,969

Supplemental disclosures of cash flow information:
Interest paid	$9,124	$7,706	$7,533
Income taxes paid	3,570	4,784	1,995
Transfers of loans to other real estate owned	500	1,187	821
Transfers of building premises and equipment to held for sale	—	—	2,118

See accompanying notes to consolidated financial statements

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 26 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary (and subsidiaries of the Bank). All intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2017 and 2016. The subordinated debt of the Trust is reflected as a liability of the Company.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and interest-bearing bank balances.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. At December 31, 2017 and 2016, the Bank’s levels of vault cash sufficiently covered the reserve requirement.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $2.8 million and $4.4 million in other real estate at December 31, 2017 and 2016, respectively.

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $656,000, $499,000 and $651,000 for 2017, 2016 and 2015, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2017, 2016 or 2015. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2014 through 2017 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. There were no dividends declared or paid in each of the years 2017, 2016 and 2015.

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

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The Company’s cash flow hedge was deemed effective for each of the years ended 2017 and 2016.

Change in Accounting Principles

In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income, in response to the recently passed Tax Cuts and Jobs Act of 2017 (the “Act”), which reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018. As a result of the Act, the Company recorded $3.5 million in income tax expense to adjust the net deferred tax asset to reflect the reduction in the corporate income tax rate. This ASU allows for the reclassification of the stranded tax effects in accumulated other comprehensive income (loss) (AOCI) resulting from the Act effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company has elected early adoption and has reclassified $7,000 from AOCI to retained deficit at December 31, 2017.

Recent Accounting Pronouncements

Adopted in 2017

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

For public companies, the amendments were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this guidance with no material impact on its consolidated financial statements as stock based compensation is not expected to be a material component of earnings.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.

Under current U.S. generally accepted accounting principles (GAAP), entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. Stakeholders have expressed concerns with the current approach on the basis that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. Further, there is diversity in practice in (1) the amortization period for premiums of callable debt securities and (2) how the potential for exercise of a call is factored into current impairment assessments.

The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company adopted this guidance in 2017 with no material impact on its consolidated financial statements.

Adopted January 1, 2018

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

The amendments were effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company adopted this guidance with no material impact on its consolidated financial statements. The Company does not offer a post retirement benefit plan. As the Company’s pension plan is frozen, no additional service cost will be incurred. The remaining components of net periodic benefit cost are not expected to be significant. See Note 13 for further details.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

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

For public companies, this ASU was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted the guidance with no material impact on its consolidated financial statements due to the nature of the entities that it may reasonably be expected to enter into business combinations with.

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

For public business entities, this ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance with no material impact on its consolidated financial statements, as the primary impact deals with classification within the statement of cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing GAAP by:

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

The new guidance was effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance with no material impact on its consolidated financial statements, as the Company has an insignificant amount of equity investments and its currently methodology incorporates exit price.

From 2014 to 2016, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers; ASU No. 2015-14, Deferral of the Effective Date; ASU No. 2016-08, Principal versus Agent Considerations; ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date. For public companies, the ASUs were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

The Company has evaluated the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASUs are not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenue, including interest income. The Company’s analysis indicates that service charges on deposit accounts and certain components within other noninterest income contain revenue streams that are in scope of these updates; however, there will not be a material change in the timing or measurement of these revenues. The updates are expected to impact the presentation and disclosure related to these revenues. The Company has analyzed the underlying contracts, as applicable, related to these revenues in determining the ultimate impact of these updates. The Company adopted the standards beginning January 1, 2018 utilizing the modified retrospective method of adoption with no cumulative effect adjustment being required.

Issued But Not Yet Adopted

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

For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its accounting, but it expects to recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations as the final impact will be dependent, among other things, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at that time.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The adoption of this standard is expected to result in additional assets and liabilities, as the Company will be required to recognize operating leases on the Consolidated Balance Sheet. Other implementation matters to be addressed include, but are not limited to, the determination of effects on the financial and capital ratios and the quantification of the impacts that this accounting guidance will have on the Company's consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, projected cash flows relating to certain acquired loans, the value of the indemnification asset, and the valuation of deferred tax assets.

Reclassifications

Certain reclassifications have been made to prior period balances on the consolidated statement cash flows to conform to the current year presentations. Such reclassifications had no impact on net income or shareholders’ equity.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at December 31, 2017 and 2016 were as follows (dollars in thousands):

		December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,473	$165	$(382)	$40,256
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	5,551	37	(146)	5,442
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

		December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$58,724	$15	$(763)	$57,976
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	3,614	—	(119)	3,495
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

The amortized cost and fair value of securities at December 31, 2017 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,866	$3,903	$6,052	$6,030
Due after one year through five years	23,928	24,013	88,100	89,061
Due after five years through ten years	12,768	13,206	100,185	100,304
Due after ten years	5,584	5,766	9,274	9,439
Total securities	$46,146	$46,888	$203,611	$204,834

Proceeds from sales of securities available for sale were $41.4 million, $103.7 million and $105.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
Gross realized gains	$520	$1,265	$974
Gross realized losses	(310)	(631)	(502)
Net securities gains	$210	$634	$472

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2017, 2016 and 2015.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2017 and 2016 were as follows (dollars in thousands):

			December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$5,097	$(36)	$19,443	$(346)	$24,540	$(382)
U.S. Gov’t sponsored agencies	497	(3)	5,040	(21)	5,537	(24)
State, county and municipal	20,740	(188)	9,569	(408)	30,309	(596)
Corporate and other bonds	-	-	2,772	(36)	2,772	(36)
Mortgage backed – U.S. Gov’t agencies	1,722	(25)	1,876	(121)	3,598	(146)
Mortgage backed – U.S. Gov’t sponsored agencies	6,525	(111)	7,985	(262)	14,510	(373)
Total	$34,581	$(363)	$46,685	$(1,194)	$81,266	$(1,557)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,845	$(155)	$9,845	$(155)
State, county and municipal	1,485	(14)	1,262	(19)	2,747	(33)
Total	$1,485	$(14)	$11,107	$(174)	$12,592	$(188)

			December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$29,756	$(324)	$25,155	$(439)	$54,911	$(763)
U.S. Gov’t sponsored agencies	-	-	2,523	(116)	2,523	(116)
State, county and municipal	39,713	(848)	3,885	(312)	43,598	(1,160)
Corporate and other bonds	6,864	(103)	8,639	(330)	15,503	(433)
Mortgage backed – U.S. Gov’t agencies	1,598	(18)	1,897	(101)	3,495	(119)
Mortgage backed – U.S. Gov’t sponsored agencies	9,247	(313)	-	-	9,247	(313)
Total	$87,178	$(1,606)	$42,099	$(1,298)	$129,277	$(2,904)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$9,846	$(154)	$-	$-	$9,846	$(154)
State, county and municipal	8,052	(185)	-	-	8,052	(185)
Total	$17,898	$(339)	$-	$-	$17,898	$(339)

The unrealized losses (impairments) in the investment portfolio at December 31, 2017 and 2016 are generally a result of market fluctuations that occur daily. The unrealized losses are from 112 securities at December 31, 2017. Of those, 99 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Twelve investment grade asset-backed securities comprised of student loan pools included in corporate obligations and one corporate bond make up the remaining securities with unrealized losses at December 31, 2017. The Company considers the reason for impairment, length of impairment, intent, and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $71.7 million and $80.2 million at December 31, 2017 and 2016, respectively, were pledged to secure the cash flow hedge and public deposits as required or permitted by law. At each of December 31, 2017 and 2016, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at December 31, 2017 and 2016 were comprised of the following (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$227,542	24.16%	$207,863	24.86%
Commercial	366,331	38.89	339,804	40.63
Construction and land development	107,814	11.44	98,282	11.75
Second mortgages	8,410	0.89	7,911	0.95
Multifamily	59,024	6.27	39,084	4.67
Agriculture	7,483	0.79	7,185	0.86
Total real estate loans	776,604	82.44	700,129	83.72
Commercial loans	159,024	16.88	129,300	15.46
Consumer installment loans	5,169	0.55	5,627	0.67
All other loans	1,221	0.13	1,243	0.15
Total loans	$942,018	100.00%	$836,299	100.00%

The Company held $18.0 million and $15.8 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2017 and 2016, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $824,000 and $749,000 at December 31, 2017 and 2016, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At December 31, 2017 and 2016, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,901	$2,246	$—	$1,704	$1,931	$—
Commercial	3,862	4,477	—	6,570	7,078	—
Construction and land development	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Total real estate loans	5,763	6,723	—	8,274	9,009	—
Commercial loans	1,108	1,108	—	1,200	1,200	—
Consumer installment loans	—	—	—	—	—	—
Subtotal impaired loans with no valuation allowance	6,871	7,831	—	9,474	10,209	—
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,216	2,640	290	2,621	3,062	283
Commercial	533	958	65	617	1,051	73
Construction and land development	4,277	5,537	556	5,495	6,746	730
Agriculture	68	71	8	—	—	—
Total real estate loans	7,094	9,206	919	8,733	10,859	1,086
Commercial loans	325	446	39	53	53	7
Consumer installment loans	7	7	1	281	285	37
Subtotal impaired loans with a valuation allowance	7,426	9,659	959	9,067	11,197	1,130
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,117	4,886	290	4,325	4,993	283
Commercial	4,395	5,435	65	7,187	8,129	73
Construction and land development	4,277	5,537	556	5,495	6,746	730
Agriculture	68	71	8	—	—	—
Total real estate loans	12,857	15,929	919	17,007	19,868	1,086
Commercial loans	1,433	1,554	39	1,253	1,253	7
Consumer installment loans	7	7	1	281	285	37
Total impaired loans	$14,297	$17,490	$959	$18,541	$21,406	$1,130

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	2017		2016		2015
	Average Investment	Interest Recognized	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,317	$106	$5,301	$78	$5,544	$73
Commercial	5,808	160	5,217	284	5,066	173
Construction and land development	4,531	—	5,178	—	5,054	—
Second mortgages	—	—	86	—	42	—
Agriculture	79	—	—	—	—	—
Total real estate loans	14,735	266	15,782	362	15,706	246
Commercial loans	1,471	4	283	49	2,987	—
Consumer installment loans	74	—	266	4	92	—
Total impaired loans	$16,280	$270	$16,331	$415	$18,785	$246

Troubled debt restructures and some substandard loans still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2017 and December 31, 2016 is set forth in the table below (dollars in thousands):

	December 31, 2017	December 31, 2016
Nonaccruals	$9,026	$10,243
Trouble debt restructure and still accruing	5,271	4,653
Substandard and still accruing	—	3,645
Total impaired	$14,297	$18,541

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the years ended December 31, 2017 and 2016. Cash basis income of $465,000 was recognized during the year ended December 31, 2015. For the years ended December 31, 2017, 2016 and 2015, estimated interest income of $625,000, $681,000 and $734,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days old and still accruing interest at December 31, 2017 and 2016. The following tables present an age analysis of past due status of loans, excluding PCI loans, by category as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,056	$1,962	$3,018	$224,524	$227,542
Commercial	104	1,498	1,602	364,729	366,331
Construction and land development	—	4,277	4,277	103,537	107,814
Second mortgages	—	—	—	8,410	8,410
Multifamily	—	—	—	59,024	59,024
Agriculture	19	68	87	7,396	7,483
Total real estate loans	1,179	7,805	8,984	767,620	776,604
Commercial loans	48	1,214	1,262	157,762	159,024
Consumer installment loans	12	7	19	5,150	5,169
All other loans	—	—	—	1,221	1,221
Total loans	$1,239	$9,026	$10,265	$931,753	$942,018

	December 31, 2016
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$296	$2,893	$3,189	$204,674	$207,863
Commercial	—	1,758	1,758	338,046	339,804
Construction and land development	54	5,495	5,549	92,733	98,282
Second mortgages	—	—	—	7,911	7,911
Multifamily	—	—	—	39,084	39,084
Agriculture	—	—	—	7,185	7,185
Total real estate loans	350	10,146	10,496	689,633	700,129
Commercial loans	—	53	53	129,247	129,300
Consumer installment loans	3	44	47	5,580	5,627
All other loans	—	—	—	1,243	1,243
Total loans	$353	$10,243	$10,596	$825,703	$836,299

Activity in the allowance for loan losses on loans, excluding PCI loans, by segment for the years ended December 31, 2017, 2016 and 2015 is presented in the following tables (dollars in thousands):

	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	December 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$726	$(146)	$117	$3,466
Commercial	1,952	879	(457)	49	2,423
Construction and land development	2,195	(817)	(194)	63	1,247
Second mortgages	72	(101)	—	53	24
Multifamily	260	236	—	—	496
Agriculture	15	(1)	—	—	14
Total real estate loans	7,263	922	(797)	282	7,670
Commercial loans	602	963	(431)	5	1,139
Consumer installment loans	135	108	(285)	152	110
All other loans	7	(4)	—	—	3
Unallocated	1,486	(1,439)	—	—	47
Total loans	$9,493	$550	$(1,513)	$439	$8,969

	December 31, 2015	Provision Allocation	Charge-offs	Recoveries	December 31, 2016
Mortgage loans on real estate:
Residential 1-4 family	$2,884	$303	$(560)	$142	$2,769
Commercial	3,769	(1,772)	(112)	67	1,952
Construction and land development	1,298	886	(15)	26	2,195
Second mortgages	96	(34)	—	10	72
Multifamily	141	119	—	—	260
Agriculture	24	(9)	—	—	15
Total real estate loans	8,212	(507)	(687)	245	7,263
Commercial loans	631	(40)	—	11	602
Consumer installment loans	93	127	(191)	106	135
All other loans	25	(18)	—	—	7
Unallocated	598	888	—	—	1,486
Total loans	$9,559	$450	$(878)	$362	$9,493

	December 31, 2014	Provision Allocation	Charge-offs	Recoveries	December 31, 2015
Mortgage loans on real estate:
Residential 1-4 family	$2,698	$593	$(490)	$83	$2,884
Commercial	1,963	1,773	—	33	3,769
Construction and land development	1,792	(31)	(593)	130	1,298
Second mortgages	49	50	(100)	97	96
Multifamily	54	87	—	—	141
Agriculture	58	(34)	—	—	24
Total real estate loans	6,614	2,438	(1,183)	343	8,212
Commercial loans	977	(1,554)	(3)	1,211	631
Consumer installment loans	72	97	(174)	98	93
All other loans	59	(34)	—	—	25
Unallocated	1,545	(947)	—	—	598
Total loans	$9,267	$—	$(1,360)	$1,652	$9,559

The provision for loan losses at December 31, 2016 as presented on Consolidated Statement of Income (Loss) included a credit of $284,000 related to the PCI loans. See Note 4 for more details.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$290	$3,176	$3,466	$4,117	$223,425	$227,542
Commercial	65	2,358	2,423	4,396	361,935	366,331
Construction and land development	556	691	1,247	4,276	103,538	107,814
Second mortgages	—	24	24	—	8,410	8,410
Multifamily	—	496	496	—	59,024	59,024
Agriculture	8	6	14	68	7,415	7,483
Total real estate loans	919	6,751	7,670	12,857	763,747	776,604
Commercial loans	39	1,100	1,139	1,433	157,591	159,024
Consumer installment loans	1	109	110	7	5,162	5,169
All other loans	—	3	3	—	1,221	1,221
Unallocated	—	47	47	—	—	—
Total loans	$959	$8,010	$8,969	$14,297	$927,721	$942,018

	December 31, 2016
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$283	$2,486	$2,769	$4,325	$203,538	$207,863
Commercial	73	1,879	1,952	7,187	332,617	339,804
Construction and land development	730	1,465	2,195	5,495	92,787	98,282
Second mortgages	—	72	72	—	7,911	7,911
Multifamily	—	260	260	—	39,084	39,084
Agriculture	—	15	15	—	7,185	7,185
Total real estate loans	1,086	6,177	7,263	17,007	683,122	700,129
Commercial loans	7	595	602	1,253	128,047	129,300
Consumer installment loans	37	98	135	281	5,346	5,627
All other loans	—	7	7	—	1,243	1,243
Unallocated	—	1,486	1,486	—	—	—
Total loans	$1,130	$8,363	$9,493	$18,541	$817,758	$836,299

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $18.0 million and $15.8 million at December 31, 2017 and 2016, respectively.

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

The following tables present the composition of loans, excluding PCI loans, by credit quality indicator at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$222,026	$3,442	$2,074	$—	$227,542
Commercial	355,188	8,145	2,998	—	366,331
Construction and land development	103,356	182	4,276	—	107,814
Second mortgages	8,187	223	—	—	8,410
Multifamily	56,452	—	2,572	—	59,024
Agriculture	7,010	385	88	—	7,483
Total real estate loans	752,219	12,377	12,008	—	776,604
Commercial loans	156,604	1,171	1,249	—	159,024
Consumer installment loans	5,137	25	7	—	5,169
All other loans	1,221	—	—	—	1,221
Total loans	$915,181	$13,573	$13,264	$—	$942,018

	December 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$199,973	$4,612	$3,278	$—	$207,863
Commercial	330,851	3,168	5,785	—	339,804
Construction and land development	92,556	234	5,492	—	98,282
Second mortgages	7,474	437	—	—	7,911
Multifamily	36,474	—	2,610	—	39,084
Agriculture	7,067	118	—	—	7,185
Total real estate loans	674,395	8,569	17,165	—	700,129
Commercial loans	122,129	5,879	1,292	—	129,300
Consumer installment loans	5,563	20	44	—	5,627
All other loans	1,243	—	—	—	1,243
Total loans	$803,330	$14,468	$18,501	$—	$836,299

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 23 and 17 loans that met the definition of a TDR at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company modified three 1-4 family loans and one agriculture loan that were considered to be TDRs. The Company extended the terms for two of the 1-4 family loans and lowered the interest rate for each of these loans, which had a pre- and post-modification balance of $1.1 million. The Company extended the term for the agriculture loan, which had a pre- and post-modification balance of $258,000.

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

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the years ended December 31, 2017, 2016 and 2015.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2017 the Company had 1-4 family mortgages in the amount of $139.8 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $113.9 million.

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

As of December 31, 2017 and 2016, the outstanding contractual balance of the PCI loans was $71.0 million and $81.1 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$39,805	89.79%	$46,623	89.72%
Commercial	547	1.23	649	1.25
Construction and land development	1,588	3.58	1,969	3.79
Second mortgages	2,136	4.82	2,453	4.72
Multifamily	257	0.58	270	0.52
Total real estate loans	44,333	100.00	51,964	100.00
Total PCI loans	$44,333	100.00%	$51,964	100.00%

There was no activity in the allowance for loan losses on PCI loans for the years ended December 31, 2017 and 2015. The only activity in the allowance for the year ended December 31, 2016 was a $284,000 credit to the provision for loan losses on PCI loans, which was the result of an increase in expected cash flows in the Company’s PCI loan portfolio.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$39,805	$200	$46,623
Commercial	—	547	—	649
Construction and land development	—	1,588	—	1,969
Second mortgages	—	2,136	—	2,453
Multifamily	—	257	—	270
Total real estate loans	200	44,333	200	51,964
Total PCI loans	$200	$44,333	$200	$51,964

The change in the accretable yield balance for the years ended December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

Balance, January 1, 2015	$51,082
Accretion	(7,811)
Reclassification from nonaccretable yield	5,857
Balance, December 31, 2015	49,128
Accretion	(6,206)
Reclassification from nonaccretable yield	5,433
Balance, December 31, 2016	48,355
Accretion	(5,729)
Reclassification from nonaccretable yield	1,500
Balance, December 31, 2017	$44,126

The PCI loans were not classified as nonperforming assets as of December 31, 2017 or 2016, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

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

The following table presents the balances of the FDIC indemnification asset at December 31, 2015 (dollars in thousands):

	Anticipated Expected Losses	Estimated Loss Sharing Value	Amortizable Premium (Discount) at Present Value	FDIC Indemnification Asset Total
January 1, 2015	$5,551	$4,441	$14,168	$18,609
Increases:
Writedown of OREO property to FMV	—	—		—
Decreases:
Net amortization of premium			(3,104)	(3,104)
Charge-off due to termination of shared-loss agreement			(13,091)	(13,091)
Reclassifications to FDIC receivable:
Net loan charge-offs and recoveries	34	27		27
OREO sales	(131)	(105)		(105)
Reimbursements requested from FDIC	(2,920)	(2,336)		(2,336)
Reforecasted Change in Anticipated Expected Losses	(2,534)	(2,027)	2,027	—
December 31, 2015	$—	$—	$—	$—

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2017	2016
Land	$8,623	$8,035
Land improvements and buildings	22,475	20,048
Leasehold improvements	802	762
Furniture and equipment	9,840	8,797
Construction in progress	290	892
Total	42,030	38,534
Less accumulated depreciation and amortization	(11,832)	(10,177)
Bank premises and equipment, net	$30,198	$28,357

Depreciation expense was $1.7 million, $1.5 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7. Other Real Estate Owned

The following table presents the balances of other real estate owned at December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016

Residential 1-4 family	$486	$1,276
Commercial	15	643
Construction and land development	2,290	2,508
Total other real estate owned	$2,791	$4,427

At December 31, 2017, the Company had $1.0 million in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 8. Other Intangibles

Core deposit intangibles are recognized, amortized and evaluated for impairment as required by FASB ASC 350, Intangibles. As a result of the mergers with TransCommunity Financial Corporation (TFC), and BOE Financial Services of Virginia, Inc. (BOE) on May 31, 2008, the Company recorded $15.0 million in core deposit intangible assets, which are being amortized over 9 years. Core deposit intangibles resulting from the Georgia and Maryland transactions, in 2008 and 2009, respectively, equaled $3.2 million and $2.1 million, respectively, and are being amortized over 9 years. The core deposit intangible related to the Georgia transaction was written off in conjunction with the sale of the branches in that market in 2013. The Company recognized amortization expense of $898,000 in the year ended December 31, 2017, which was the final year of amortization.

Other intangible assets are presented in the following table (dollars in thousands):

	December 31, 2017	December 31, 2016

Core deposit intangibles	$20,290	$20,290
Accumulated amortization	(18,817)	(17,919)
Reduction due to sale of deposits	(1,473)	(1,473)
Balance	$-	$898

Note 9.  Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016

NOW	$157,037	$137,332
MMDA	143,363	111,346
Savings	93,980	90,340
Time deposits less than or equal to $250,000	437,810	440,699
Time deposits over $250,000	110,546	128,690
Total interest bearing deposits	$942,736	$908,407

The scheduled maturities of time deposits at December 31, 2017 are as follows (dollars in thousands):

2018	$376,168
2019	130,343
2020	21,897
2021	13,068
2022	6,880
2023	—
Total	$548,356

Brokered deposits totaled $13.6 million and $53.4 million at December 31, 2017 and 2016, respectively.

Note 10. Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include overnight borrowings from correspondent banks (federal funds purchased) and funding from the Federal Home Loan Bank (FHLB). The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term borrowings.

The following table presents the Company’s borrowings at December 31, 2017 and 2016 (dollars in thousands):

	As of December 31
	2017	2016

Federal funds purchased	$4,849	$4,714

FHLB:
Short-term advances	$70,500	$55,000
Long-term notes payable	30,929	26,887
Total	$101,429	$81,887

Long-term debt	$—	$1,670

The average interest rate of federal funds purchased during December 31, 2017 and 2016 was 1.58% and 0.88%, respectively.

The Company has an available line of credit with the FHLB of Atlanta which allows the company to borrow on a collateralized basis. As of December 31, 2017, the Company had residential 1-4 family mortgages in the amount of $139.8 million pledged as collateral to the FHLB for a total borrowing capacity of $113.9 million. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. The average interest rate of FHLB advances during the years ended December 31, 2017 and 2016 was 1.34% and 0.96%, respectively. Long-term notes payable have interest rates ranging from1.07% to 2.07% with maturities ranging from 2018-2022. The Company had $29.6 million and $11.6 million in variable LIBOR rate long-term notes payable at December 31, 2017 and 2016, respectively

On April 23, 2014, the Company repurchased the then outstanding 10,680 shares of Series A Preferred Stock. The Company funded the repurchase through an unsecured third-party term loan. The term loan, which had a maturity date of April 21, 2017, required that the Company make quarterly payments of 7.5% of the initial outstanding principal, plus accrued interest, during a six-quarter period beginning with the quarter ending December 31, 2014, quarterly payments of 10% of the initial outstanding principal, plus accrued interest, during the subsequent four-quarter period and the remaining principal amount and accrued interest at maturity. The interest rate reset quarterly based on three-month LIBOR plus 3.50% per annum. The terms of the loan required the Company to be in compliance with certain covenants, such as maintenance of minimum regulatory capital ratios, minimum return on assets, minimum cash on hand, minimum dividend capacity, and subsidiary dividend restrictions.

In January 2017, the Company paid the then remaining outstanding balance of $1.7 million. There were no prepayment penalties related to this transaction

Maturities of long-term debt at December 31, 2017 are as follows (dollars in thousands):

2018	$10,000
2019	11,096
2022	9,833
Total	$30,929

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $35.0 million at December 31, 2017.

Note 11. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive (loss) income before reclassifications	1,342	(109)	160	1,393
Amounts reclassified from AOCI	(137)	3	—	(134)
Net current period other comprehensive (loss) income	1,205	(106)	160	1,259
Impact of the Tax Cuts and Jobs Act	159	(175)	23	7
Ending balance	$954	$(1,048)	$137	$43

	December 31, 2016
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$443	$(901)	$(131)	$(589)
Other comprehensive (loss) income before reclassifications	(434)	131	85	(218)
Amounts reclassified from AOCI	(419)	3	—	(416)
Net current period other comprehensive (loss) income	(853)	134	85	(634)
Ending balance	$(410)	$(767)	$(46)	$(1,223)

	December 31, 2015
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$1,452	$(811)	$23	$664
Other comprehensive (loss) income before reclassifications	(697)	(93)	(154)	(944)
Amounts reclassified from AOCI	(312)	3	—	(309)
Net current period other comprehensive (loss) income	(1,009)	(90)	(154)	(1,253)
Ending balance	$443	$(901)	$(131)	$(589)

The Company releases the income tax effects included in AOCI when income or loss from the related items has been recognized in earnings. The following tables present the effects of reclassifications out of AOCI on line items of consolidated (loss) income for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

Details about AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Income
	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Securities available for sale
Unrealized gains on securities available for sale	$(210)	$(634)	$(472)	Gain on securities transactions, net
Related tax expense	73	215	160	Income tax expense (benefit)
	(137)	(419)	(312)	Net of tax

Defined benefit plan
Amortization of prior service cost	5	4	5	Salaries and employee benefits
Related tax benefit	(2)	(1)	(2)	Income tax expense (benefit)
	3	3	3	Net of tax
Total reclassifications for the period	$(134)	$(416)	$(309)

Note 12. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (dollars in thousands):

	2017	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,971	$3,228	$3,415
Deferred compensation	686	761	493
Unrealized loss on available for sale securities	—	211	—
Pension adjustment	294	395	464
Purchase accounting adjustment	3,544	5,730	5,696
OREO	394	608	569
Other	123	392	440
	7,012	11,325	11,077
Deferred tax liabilities:
Accrued pension	253	367	426
Unrealized gain on available for sale securities	269	—	228
Depreciation premises and equipment	367	496	287
Other	51	18	18
	940	881	959
Net deferred tax asset	$6,072	$10,444	$10,118

(1)	Purchase accounting adjustment includes timing differences related to PCI loans, purchased fixed assets, and differences in income recognition on the purchase transactions.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018. In accordance with FASB ASC 740, the Company recorded additional income tax expense of $3.5 million to write down the net deferred tax asset to reflect the realizable value as of December 31, 2017 based on the new 21% tax rate. The Company has determined that the impacts of the Act are final as of December 31, 2017.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2017	2016	2015
Current tax expense	$3,174	$3,816	$3,450
Deferred tax expense (benefit)	3,729	—	(6,077)

Income tax expense (benefit)	$6,903	$3,816	$(2,627)

The following is a reconciliation of the expected income tax expense (benefit) with the reported expense for each year:

	2017	2016	2015
Statutory federal income tax rate	34.0%	34.0%	(34.0)%
(Reduction) Increase in taxes resulting from:
Impact of the Act	25.2	—	—
Municipal interest	(5.5)	(5.3)	(13.6)
Bank owned life insurance income	(2.2)	(1.9)	(4.9)
Other, net	(2.6)	1.0	1.2
Effective tax rate	48.9%	27.8%	(51.3)%

Note 13. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all the Defined Benefit Plan participants effective December 31, 2010. The following table provides a reconciliation of the changes in the plan’s benefit obligations and fair value of assets for the year ended December 31, 2017 and 2016 (dollars in thousands):

	December 31
	2017	2016
Change in Benefit Obligation
Benefit obligation, beginning of year	$3,997	$4,836
Interest cost	158	190
Actuarial (gain)/loss	481	29
Benefits paid	(76)	(1,068)
Settlement gain	—	10
Benefit obligation, ending	$4,560	$3,997

Change in Plan Assets
Fair value of plan assets, beginning of year	$3,915	$4,725
Actual return on plan assets	530	258
Benefits paid	(76)	(1,068)
Fair value of plan assets, ending	4,369	3,915
Funded Status	$(191)	$(82)

Amounts Recognized in the Balance Sheet
Other liabilities	$(191)	$(82)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss	$1,293	$1,108
Prior service cost	49	54
Deferred tax	(294)	(395)
Total amount recognized	$1,048	$767

The accumulated benefit obligation for the defined benefit pension plan at December 31, 2017 and 2016 was $4.6 million and $4.0 million, respectively.

The following table provides the components of net periodic benefit cost (income) for the plan for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Interest cost	$158	190	$189
Expected return on plan assets	(281)	(326)	(353)
Amortization of prior service cost	5	4	5
Recognized net loss due to settlement	—	253	70
Recognized net actuarial loss	46	54	43
Net periodic benefit cost (income)	$(72)	$175	$(46)

Total recognized in net periodic benefit cost (income) and accumulated other comprehensive (loss) income	$281	$(29)	$92

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December 31
	2017	2016	2015
Discount rate used for net periodic pension cost	4.00%	4.25%	4.00%
Discount rate used to determine obligation	3.50%	4.00%	4.25%
Expected return on plan assets	7.25%	7.50%	7.50%

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2017 are as follows (dollars in thousands):

Net loss	$185
Amortization of prior service cost	(5)
Total amount recognized	$180

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows (dollars in thousands):

Prior service cost	$4
Net loss	60
Total amount recognized	$64

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2017 and 2016 by asset category were as follows:

	December 31
	2017	2016
Asset Category
Mutual funds — fixed income	74.00%	39.00%
Mutual funds — equity	26.00	61.00
Cash and equivalents	0.00	0.00
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 22, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2017 and 2016 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2017	December 31, 2016

Cash	$5	$—
Mutual funds:
Fixed income funds	3,239	1,517
International funds	319	568
Large cap funds	390	807
Mid cap funds	145	412
Small cap funds	76	185
Stock fund	195	426
	$4,369	$3,915

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 74% fixed income and 26% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2018	$—
Expected Benefit Payments
2018	100
2019	649
2020	192
2021	76
2022	137
2023-2027	1,739

401(k) Plan

The Company maintains the Essex Bank 401(k) plan. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2017, 2016 and 2015 were $595,000, $568,000 and $584,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $155,000, $290,000 and $154,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The associated liabilities related to these agreements were $2.1 million and $2.4 million at December 31, 2017 and 2016, respectively. During 2016, the Company changed the discount rate related to these plans from 6% to 5%. This resulted in an expense of $134,000 for the year ended December 31, 2016.

Effective June 1, 2016, the Company commenced a non-qualified defined contribution retirement plan for certain key executive officers.  The purpose of the plan is to enhance the retirement benefits that the Company provides to each officer and to recognize each officer for overall performance through additional incentive-based compensation. For 2017 and 2016, the planned contributions were based on the same metrics that the Company used for its annual incentive plan for executive officers.  All contributions were 100% vested as of December 31, 2017.  The expense related to this plan was $515,000 and $345,000 for the years ended December 31, 2017 and 2016, respectively, with an associated liability of $860,000 and $345,000 at December 31, 2017 and 2016, respectively.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Expected volatility	40.0%	50.0%	50.0%
Expected dividend	—	—	1.0%
Expected term (years)	6.25	6.25	6.25
Risk free rate	1.97% -2.02%	1.70%	1.67%

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

The Company plans to issue new shares of common stock when options are exercised. The Company recognizes forfeitures as they occur.

The Company issues equity grants to non-employee directors as payment for annual retainer fees. The fair market value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2017, 2016 and 2015 is shown in the following table:

	For the Year Ended
	2017		2016		2015
Month	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value	Shares Issued	Fair Market Value
March	4,875	8.00	7,956	4.90	8,882	4.39
May	391	8.20	—	—	—	—
June	4,807	8.10	7,400	5.27	8,862	4.40
September	4,612	8.45	7,166	5.44	7,722	5.05
December	4,690	8.30	6,182	6.30	7,205	5.41

The Company granted 320,000 options in 2015, 263,000 options in 2016, and 293,000 options in 2017 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2017, is shown in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	1,135,000	$3.58
Granted	293,000	7.40
Forfeited	(2,000)	7.40
Expired	—	—
Exercised	(87,250)	2.98
Outstanding at end of year	1,338,750	4.45	$4,949,273
Options outstanding and exercisable at end of year	674,750	3.06	$3,437,595

Weighted average remaining contractual life for outstanding and exercisable shares at year end	64 months

The weighted average fair value per option of options granted during the year was $3.12, $2.52, and $1.97 for the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2017. This amount changes with changes in the market value of the Company’s stock. The Company received $260,000, $133,000 and $86,000 in cash related to option exercises with a total intrinsic value of $452,000, $167,000 and $93,000 during the years ended December 31, 2017, 2016 and 2015, respectively. A tax benefit in connection with the option exercises and issuances of restricted stock of $163,000 was recognized in income tax expense during 2017, and $62,000 and $34,000 was recognized in additional paid-in-capital during 2016 and 2015, respectively.

The Company recorded total stock-based compensation expense of $745,000, $566,000 and $467,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Of the $745,000 in expense that was recorded in 2017, $586,000 related to employee grants and is classified as salaries and employee benefits expense; $159,000 related to the non-employee director grants and is classified as other operating expenses. Of the $566,000 in expense that was recorded in 2016, $410,000 related to employee grants and is classified as salaries and employee benefits expense; $156,000 related to the non-employee director grants and is classified as other operating expenses. Of the $467,000 in expense that was recorded in 2015, $310,000 related to employee grants and is classified as salaries and employee benefits expense; $157,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options and restricted stock outstanding at December 31, 2017:

	Options		Restricted Stock
		Weighted Average Grant-Date		Weighted Average Grant-Date
	Number of Shares	Fair Value	Number of Shares	Fair Value

Non-vested at beginning of the year	584,000	$2.13	6,250	$2.86
Granted	293,000	3.12	—	—
Vested	(211,000)	1.95	(6,250)	2.86
Forfeited	(2,000)	3.12	—	—
Non-vested at end of year	664,000	2.62	—	—

The unrecognized compensation expense related to non-vested options was $1.2 million at December 31, 2017 to be recognized over a weighted average period of 30 months. The total fair market value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $410,000, $284,000 and $148,000, respectively.

Note 15. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (EPS) is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the year ended December 31, 2017
Basic EPS	$7,203	22,014	$0.33
Effect of dilutive stock awards	—	498	—
Diluted EPS	$7,203	22,512	$0.32

For the year ended December 31, 2016
Basic EPS	$9,922	21,914	$0.45
Effect of dilutive stock awards	—	247	—
Diluted EPS	$9,922	22,161	$0.45

For the year ended December 31, 2015
Basic EPS	$(2,497)	21,827	$(0.11)
Effect of dilutive stock awards	—	—	—
Diluted EPS	$(2,497)	21,827	$(0.11)

Antidilutive common shares issuable under awards or options of 953,000 were excluded from the computation of diluted earnings per common share for the year ended 2015. There were no antidilutive exclusions from the computation of diluted earnings per common share for the years ended 2017 and 2016, respectively.

Note 16. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. The table below presents the activity for loans at December 31, 2017 and 2016 (dollars in thousands).

	December 31
	2017	2016
Balance, beginning of year	$6,524	$6,727
Principal additions	35	1,481
Repayments and reclassifications	(679)	(1,684)
Balance, end of year	$5,880	$6,524

The Bank held deposits of related parties in the amount of $3.0 million and $2.0 million at December 31, 2017 and 2016, respectively.

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $390,000 of cash pledged as collateral as of each of December 31, 2017 and 2016.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the years ended 2017 and 2016. The fair value of the Company’s cash flow hedge was an unrealized gain of $177,000 at December 31, 2017, and was recorded in other assets. The fair value of the Company’s cash flow hedge was an unrealized loss of $70,000 at December 31, 2016, and was recorded in other liabilities. The gain and loss were recorded as a component of other comprehensive income net of associated tax effects.

Note 18. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  All transfers of funds from the banking subsidiary to the parent corporation require prior approval from federal and state regulatory authorities as a result of the retained deficit at the banking subsidiary.  However, there are guidelines that exist that guide the bank as to amounts that may be transferred with appropriate prior approval.  As of December 31, 2017, 2016 and 2015, the aggregate amount of funds that could be transferred from the banking subsidiary to the parent corporation, with prior regulatory approval, totaled $13.5 million, $5.7 million and $0, respectively.

Note 19. Concentration of Credit Risk

At December 31, 2017 and 2016, the Company’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 83.23% and 84.67% of the loan portfolio for 2017 and 2016, respectively.

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $8.2 million and $10.8 million at December 31, 2017 and 2016, respectively.

Note 20. Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2017 and 2016, is as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Commitments with off-balance sheet risk:
Commitments to extend credit	$163,686	$134,517
Standby letters of credit	6,532	7,151
Total commitments with off-balance sheet risks	$170,218	$141,668

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s evaluation of the counterparty. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, based on regulatory guidelines, the Company believes that the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

					Required in Order to be
	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital to risk weighted assets
Company	$136,910	12.70%	$86,232	8.00%	NA	NA
Bank	134,972	12.52%	86,217	8.00%	107,771	10.00%
Tier 1 Capital to risk weighted assets
Company	128,084	11.88%	64,674	6.00%	NA	NA
Bank	126,146	11.71%	64,663	6.00%	86,217	8.00%
Common Equity Tier 1 Capital to risk weighted assets
Company	123,960	11.50%	48,506	4.50%	NA	NA
Bank	126,146	11.71%	48,497	4.50%	70,051	6.50%
Tier 1 Capital to adjusted average total assets
Company	128,084	9.74%	52,619	4.00%	NA	NA
Bank	126,146	9.59%	52,613	4.00%	65,767	5.00%
As of December 31, 2016:
Total Capital to risk weighted assets
Company	$128,877	13.16%	$78,369	8.00%	NA	NA
Bank	127,606	13.03%	78,355	8.00%	97,943	10.00%
Tier 1 Capital to risk weighted assets
Company	119,527	12.20%	58,777	6.00%	NA	NA
Bank	118,256	12.07%	58,766	6.00%	78,354	8.00%
Common Equity Tier 1 Capital to risk weighted assets
Company	115,403	11.78%	44,083	4.50%	NA	NA
Bank	118,256	12.07%	44,074	4.50%	63,663	6.50%
Tier 1 Capital to adjusted average total assets
Company	119,527	9.60%	49,823	4.00%	NA	NA
Bank	118,256	9.50%	49,815	4.00%	62,269	5.00%

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. The Company had a capital conservation buffer of 4.70% and 5.16% at December 31, 2017 and 2016, respectively, above the required buffer of 1.25% and 0.625% for 2017 and 2016, respectively.

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2017.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,256	$-	$40,256	$-
U.S. Gov’t sponsored agencies	9,278	-	9,278	-
State, county and municipal	125,760	332	125,428	-
Corporate and other bonds	7,460	-	7,460	-
Mortgage backed – U.S. Gov’t agencies	5,442	-	5,442	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,638	-	16,638	-
Total investment securities available for sale	204,834	332	204,502	-
Cash flow hedge	177	-	177	-
Total assets at fair value	$205,011	$332	$204,679	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$57,976	$11,055	$46,921	$-
U.S. Gov’t sponsored agencies	3,336	952	2,384	-
State, county and municipal	122,773	2,345	120,428	-
Corporate and other bonds	15,503	-	15,503	-
Mortgage backed – U.S. Gov’t agencies	3,495	-	3,495	-
Mortgage backed – U.S. Gov’t sponsored agencies	13,038	-	13,038	-
Total investment securities available for sale	216,121	14,352	201,769	-
Total assets at fair value	$216,121	$14,352	$201,769	$-
Cash flow hedge	$(70)	$-	$(70)	$-
Total liabilities at fair value	$(70)	$-	$(70)	$-

Investment securities available for sale

Investment securities available for sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available (Level 1). Quoted prices are available within the same month as the settlement date of the related security transaction. As a result, investment securities held at December 31, 2016 priced as level 1 that were still held at December 31, 2017 were priced as level 2 securities. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions (Level 2).

The Company utilizes a third party vendor to provide fair value data for purposes of determining the fair value of its available for sale securities portfolio. The third party vendor uses a reputable pricing company for security market data. The third party vendor has controls in place for month-to-month market checks and zero pricing, and a Statement on Standards for Attestation Engagements No. 16 report is obtained from the third party vendor on an annual basis. The Company makes no adjustments to the pricing service data received for its securities available for sale.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis for the years ended December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,915	$—	$1,306	$6,609
Other real estate owned	2,791	—	1,203	1,588
Total assets at fair value	$10,706	$—	$2,509	$8,197
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,536	$—	$2,168	$7,368
Other real estate owned	4,427	—	3,408	1,019
Total assets at fair value	$13,963	$—	$5,576	$8,387
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2017 and December 31, 2016, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and /or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

The Company may also identify collateral deterioration based on current market sales data, including price and absorption, as well as input from real estate sales professionals and developers, county or city tax assessments, market data and on-site inspections by Company personnel. When management determines that the fair value of the collateral is further impaired below the appraised value, due to such things as absorption rates and market conditions, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. In instances where an appraisal received subsequent to an internally prepared estimate reflects a higher collateral value, management does not revise the carrying amount. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Reviews of classified loans are performed by management on a quarterly basis.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,146	$46,888	$—	$46,888	$—
Loans, net of allowance	933,049	933,938	—	927,329	6,609
PCI loans, net of allowance	44,133	48,655	—	—	48,655

Financial liabilities:
Interest bearing deposits	942,736	943,037	—	943,037	—
Borrowings	105,553	105,363	—	105,363	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,608	$46,858	$1,093	$45,765	$—
Loans, net of allowance	826,806	829,349	—	821,981	7,368
PCI loans, net of allowance	51,764	57,100	—	—	57,100

Financial liabilities:
Interest bearing deposits	908,407	909,627	—	909,627	—
Borrowings	87,681	87,611	—	87,611	—

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value as of December 31, 2017 and 2016. The Company applied the provisions of FASB ASC 820 to the fair value measurements of financial instruments not recognized on the consolidated balance sheet at fair value. The provisions requiring the Company to maximize the use of observable inputs and to measure fair value using a notion of exit price were factored into the Company’s selection of inputs into its established valuation techniques.

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

Borrowings

The fair values of the Company’s FHLB borrowings and long-term debt, are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Note 23. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2017, 2016 and 2015 was 4.20%, 3.68% and 3.28%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

The trust preferred notes may be included in tier 1 capital for regulatory capital adequacy determination purposes up to 25% of tier 1 capital after its inclusion. The portion of the trust preferred not considered as tier 1 capital may be included in tier 2 capital. At December 31, 2017 and 2016, all trust preferred notes were included in tier 1 capital.

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

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year, some with renewal options, as of December 31, 2017 (dollars in thousands):

2018	$1,349
2019	1,324
2020	1,302
2021	986
2022	478
Thereafter	6,766
Total of future payments (1)	$12,205

(1) Future payments have not been reduced by minimum sublease rentals of $1.3 million due in the future under a non-cancelable sublease.

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $1.1 million and $790,000, respectively.

Note 25. Other Operating Expense

Other noninterest expense totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past three years are stated separately (dollars in thousands).

	Year Ended
	2017	2016	2015
Bank franchise tax	$632	$587	$574
Telephone and internet line	676	647	714
Stationery, printing and supplies	674	562	446
Marketing expense	656	499	651
Credit expense	584	442	745
Outside vendor fees	562	536	532
Other expenses	2,786	2,750	2,805
Total other operating expenses	$6,570	$6,023	$6,467

Note 26. Parent Corporation Only Financial Statements

PARENT COMPANY

BALANCE SHEETS

AS OF DECEMBER 31, 2017 and 2016

(dollars in thousands)

	2017	2016
Assets
Cash	$1,707	$2,521
Other assets	322	443
Investments in subsidiaries	126,189	117,389
Total assets	$128,218	$120,353

Liabilities
Other liabilities	$91	$23
Balances due to non-bank subsidiary	4,124	4,124
Long term debt	—	1,670
Total liabilities	4,215	5,817

Shareholders’ Equity
Common stock (200,000,000 shares authorized $0.01 par value; 22,072,523 and 21,959,648 shares issued and outstanding, respectively)	221	220
Additional paid in capital	147,671	146,667
Retained deficit	(23,932)	(31,128)
Accumulated other comprehensive income (loss)	43	(1,223)

Total shareholders’ equity	124,003	114,536

Total liabilities and shareholders’ equity	$128,218	$120,353

PARENT COMPANY

STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015
Income:
Dividends received from subsidiaries	$—	$2,500	$—
Other operating income	4	5	4
Total income	4	2,505	4

Expenses:
Interest expense	187	366	461
Management fee paid to subsidiaries	177	179	175
Stock option expense	25	19	13
Professional and legal expenses	56	62	61
Other operating expenses	81	76	80
Total expenses	526	702	790

Equity in undistributed income (loss) of subsidiaries	7,541	7,887	(1,975)
Net income (loss) before income taxes	7,019	9,690	(2,761)
Income tax benefit	184	232	264
Net income (loss)	$7,203	$9,922	$(2,497)

Comprehensive income (loss)	$8,462	$9,288	$(3,750)

PARENT COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015
Operating activities:
Net income (loss)	$7,203	$9,922	$(2,497)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Stock-based compensation expense	745	566	467
Tax benefit of exercised stock options	(15)	(4)	—
Undistributed equity in income (loss) of subsidiary	(7,541)	(7,887)	1,975
Decrease (increase) in other assets	136	139	(231)
(Decrease) increase in other liabilities, net	68	(23)	(25)

Net cash and cash equivalents provided by (used in) operating activities	596	2,713	(311)

Financing activities:
Proceeds from long term debt	—	—	—
Payment on long term debt	(1,670)	(4,005)	(4,005)
Redemption of preferred stock and related warrants	—	—	—
Cash dividends paid	—	—	—
Proceeds from issuance of common stock	260	133	86

Net cash and cash equivalents used in financing activities	(1,410)	(3,872)	(3,919)

Decrease in cash and cash equivalents	(814)	(1,159)	(4,230)
Cash and cash equivalents at beginning of the period	2,521	3,680	7,910
Cash and cash equivalents at end of the period	$1,707	$2,521	$3,680

Note 27. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued noting no items to be disclosed.

Note 28. Quarterly Data (unaudited)

	2017				2016
(dollars in thousands)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest and dividend income	$12,948	$13,220	$13,389	$13,758	$12,038	$12,133	$12,407	$12,717
Interest expense	2,081	2,246	2,363	2,509	1,925	1,900	1,904	2,091

Net interest income	10,867	10,974	11,026	11,249	10,113	10,233	10,503	10,626
Provision for loan losses	—	—	150	400	—	200	250	(284)

Net interest income after provision for loan losses	10,867	10,974	10,876	10,849	10,113	10,033	10,253	10,910
Noninterest income	1,153	1,188	1,165	1,191	1,321	1,395	1,345	1,118
Noninterest expense	8,451	8,536	8,706	8,464	8,031	8,229	8,278	8,212

Income before income taxes	3,569	3,626	3,335	3,576	3,403	3,199	3,320	3,816
Income tax expense	1,076	692	919	4,216	983	881	862	1,090

Net income (loss)	$2,493	$2,934	$2,416	$(640)	$2,420	$2,318	$2,458	$2,726

Net income (loss) per common share, basic	$0.11	$0.13	$0.11	$(0.03)	$0.11	$0.11	$0.11	$0.12
Net income (loss) per common share, diluted	$0.11	$0.13	$0.11	$(0.03)	$0.11	$0.11	$0.11	$0.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company for the year ended December 31, 2017, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

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

3. Exhibits

No.	Description

2.1	Purchase and Assumption Agreement, dated as of January 30, 2009, by and among the Federal Deposit Insurance Corporation, Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Bank of Essex and the Federal Deposit Insurance Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2009 (File No. 001-32590)

3.1	Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3	Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.1	Termination Agreement among Federal Deposit Insurance Corporation, as Receiver of Suburban Federal Savings Bank, Crofton, Maryland, Federal Deposit Insurance Corporation and Essex Bank (formerly known as Bank of Essex), Richmond, Virginia, dated as of September 10, 2015, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 16, 2015 (File No. 001-32590)

10.2	Term Loan Agreement, dated as of April 22, 2014, among Community Bankers Trust Corporation as Borrower, the Lenders from Time to Time Party Hereto and SunTrust Bank as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2014 (File No. 001-32590)

10.3	Letter Amendment to Term Loan Agreement, dated December 28, 2015, between Community Bankers Trust Corporation as Borrower and SunTrust Bank as Lender and Administrative Agent, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2017 (File No. 001-32590)

10.4	Employment Agreement between Community Bankers Acquisition Corp. and Bruce E. Thomas, incorporated by reference to the Company’s Current Report on Form 8-K/A filed on July 28, 2008 (File No. 001-32590)

10.5	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.6	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

10.7	Form of Performance Driven Retirement Agreement (Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III and Patricia M. Davis), incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2016 (File No. 001-32590)

10.8	Form of Change in Control Employment Agreement (Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III and Patricia M. Davis), incorporated by reference to the Company’s Current Report on Form 8-K filed on October 25, 2016 (File No. 001-32590)

14.1	Code of Business Conduct and Ethics (amended as of November 18, 2016), incorporated by reference to the Company’s Current Report on Form 8-K filed on November 25, 2016 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statement of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

 *       Filed herewith.

(b)	Exhibits. See Item 15(a)3. above
(c)	Financial Statement Schedules. See Item 15(a)2. above

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer

Date: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 15, 2018
Rex L. Smith, III	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 15, 2018
Bruce E. Thomas	Chief Financial Officer
(principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 15, 2018
Laureen D. Trice	and Controller
(principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 15, 2018
John C. Watkins

/s/ Gerald F. Barber	Director	March 15, 2018
Gerald F. Barber

/s/ Richard F. Bozard	Director	March 15, 2018
Richard F. Bozard

/s/ William E. Hardy	Director	March 15, 2018
William E. Hardy

/s/ P. Emerson Hughes, Jr.	Director	March 15, 2018
P. Emerson Hughes, Jr.

/s/ Troy A. Peery, Jr.	Director	March 15, 2018
Troy A. Peery, Jr.

/s/ Eugene S. Putnam, Jr.	Director	March 15, 2018
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 15, 2018
S. Waite Rawls III

/s/ Robin Traywick Williams	Director	March 15, 2018
Robin Traywick Williams

