Form 10-Q
period 2018-03-31
Community Bankers Trust Corp
filed 2018-05-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

At March 31, 2018, there were 22,084,193 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017 *
ASSETS
Cash and due from banks	$12,013	$14,642
Interest bearing bank deposits	9,141	7,316
Federal funds sold	152	—
Total cash and cash equivalents	21,306	21,958

Securities available for sale, at fair value	202,165	204,834
Securities held to maturity, at cost (fair value of $44,578 and $46,888, respectively)	44,534	46,146
Equity securities, restricted, at cost	9,356	9,295
Total securities	256,055	260,275

Loans	964,311	942,018
Purchased credit impaired (PCI) loans	42,215	44,333
Total loans	1,006,526	986,351
Allowance for loan losses (loans of $8,968 and $8,969, respectively; PCI loans of $200 and $200, respectively)	(9,168)	(9,169)
Net loans	997,358	977,182

Bank premises and equipment, net	29,761	30,198
Bank premises and equipment held for sale	525	—
Other real estate owned	3,166	2,791
Bank owned life insurance	28,282	28,099
Other assets	16,779	15,687
Total assets	$1,353,232	$1,336,190

LIABILITIES
Deposits:
Noninterest bearing	$150,037	$153,028
Interest bearing	946,283	942,736
Total deposits	1,096,320	1,095,764

Federal funds purchased	20,000	4,849
Federal Home Loan Bank borrowings	101,061	101,429
Trust preferred capital notes	4,124	4,124
Other liabilities	6,683	6,021
Total liabilities	1,228,188	1,212,187

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,084,193 and 22,072,523 shares issued and outstanding, respectively)	221	221
Additional paid in capital	147,935	147,671
Retained deficit	(21,338)	(23,932)
Accumulated other comprehensive (loss) income	(1,774)	43
Total shareholders’ equity	125,044	124,003
Total liabilities and shareholders’ equity	$1,353,232	$1,336,190

* Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2018	March 31, 2017
Interest and dividend income
Interest and fees on loans	$10,876	$9,597
Interest and fees on PCI loans	1,398	1,479
Interest on deposits in other banks	40	26
Interest and dividends on securities
Taxable	1,186	1,249
Nontaxable	579	597
Total interest and dividend income	14,079	12,948
Interest expense
Interest on deposits	2,143	1,779
Interest on borrowed funds	469	302
Total interest expense	2,612	2,081
Net interest income	11,467	10,867
Provision for loan losses	—	—
Net interest income after provision for loan losses	11,467	10,867
Noninterest income
Service charges and fees	581	525
Gain on securities transactions, net	30	95
Income on bank owned life insurance	232	234
Mortgage loan income	111	33
Other	128	148
Total noninterest income	1,082	1,035
Noninterest expense
Salaries and employee benefits	5,898	4,682
Occupancy expenses	812	732
Equipment expenses	314	284
FDIC assessment	206	201
Data processing fees	486	488
Amortization of intangibles	—	477
Other real estate expense, net	50	27
Other operating expenses	1,649	1,442
Total noninterest expense	9,415	8,333
Income before income taxes	3,134	3,569
Income tax expense	540	1,076
Net income	$2,594	$2,493
Net income per share — basic	$0.12	$0.11
Net income per share — diluted	$0.12	$0.11
Weighted average number of shares outstanding
Basic	22,076	21,962
Diluted	22,521	22,433

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(dollars in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
Net income	$2,594	$2,493

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities:
Change in unrealized (loss) gain in investment securities	(2,488)	770
Tax related to unrealized loss (gain) in investment securities	548	(262)
Reclassification adjustment for gain in securities sold	(30)	(95)
Tax related to realized gain in securities sold	7	32
Cash flow hedge:
Change in unrealized gain in cash flow hedge	186	82
Tax related to cash flow hedge	(40)	(28)
Total other comprehensive (loss) income	(1,817)	499
Total comprehensive income	$777	$2,992

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance January 1, 2017	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	11	—	39	—	—	39
Exercise and issuance of employee stock options	—	—	146	—	—	146
Net income	—	—	—	2,493	—	2,493
Other comprehensive income	—	—	—	—	499	499
Balance March 31, 2017	21,971	$220	$146,852	$(28,635)	$(724)	$117,713
Balance January 1, 2018	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	4	—	39	—	—	39
Exercise and issuance of employee stock options	7	—	225	—	—	225
Net income	—	—	—	2,594	—	2,594
Other comprehensive loss	—	—	—	—	(1,817)	(1,817)
Balance March 31, 2018	22,084	$221	$147,935	$(21,338)	$(1,774)	$125,044

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(dollars in thousands)

	March 31, 2018	March 31, 2017
Operating activities:
Net income	$2,594	$2,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	459	877
Stock-based compensation expense	234	185
Tax benefit of exercised stock options	(10)	—
Amortization of purchased loan premium	54	45
Amortization of security premiums and accretion of discounts, net	443	359
Net gain on sale of securities	(30)	(95)
Net gain on sale and valuation of other real estate owned	—	(14)
Originations of mortgages held for sale	(872)	—
Proceeds from sales of mortgages held for sale	872	—
Increase in bank owned life insurance investment	(184)	(192)
Changes in assets and liabilities:
Increase in other assets	(182)	(226)
Increase in accrued expenses and other liabilities	673	1,000
Net cash provided by operating activities	4,051	4,432

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	9,363	23,816
Proceeds from calls/maturities/paydowns of held to maturity securities	1,584	89
Proceeds from sales of restricted equity securities	17	813
Purchase of available for sale securities	(9,596)	(20,981)
Purchase of restricted equity securities	(78)	(700)
Proceeds from sale of other real estate owned	21	872
Net increase in loans	(20,708)	(13,832)
Principal recoveries of loans previously charged off	83	105
Purchase of premises and equipment, net	(548)	(631)
Purchase of small business investment company fund investment	(210)	—
Net cash used in investing activities	(20,072)	(10,449)

Financing activities:
Net increase in deposits	556	15,378
Net increase (decrease) in federal funds purchased	15,151	(4,714)
Net increase in short-term Federal Home Loan Bank borrowings	5,000	—
Payments on long-term Federal Home Loan Bank borrowings	(5,368)	(195)
Proceeds from issuance of common stock	30	—
Payments on long-term debt	—	(1,670)
Net cash provided by financing activities	15,369	8,799

Net (decrease) increase in cash and cash equivalents	(652)	2,782

Cash and cash equivalents:
Beginning of the period	21,958	21,072
End of the period	$21,306	$23,854

Supplemental disclosures of cash flow information:
Interest paid	$2,638	$2,141
Transfers of loans to other real estate owned	396	—
Transfers of building premises and equipment to held for sale	525	—

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2018, the statements of income and comprehensive income for the three months ended March 31, 2018, and the statements of changes in shareholders’ equity and cash flows for the three months ended March 31, 2018. Results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Certain reclassifications have been made to prior period balances to conform to the current year presentations. Such reclassifications had no impact on net income or shareholder’s equity.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$37,978	$149	$(526)	$37,601
U.S. Gov’t sponsored agencies	9,168	81	(22)	9,227
State, county and municipal	123,949	1,079	(1,454)	123,574
Corporate and other bonds	7,702	164	(52)	7,814
Mortgage backed – U.S. Gov’t agencies	5,456	20	(204)	5,272
Mortgage backed – U.S. Gov’t sponsored agencies	19,207	26	(556)	18,677
Total Securities Available for Sale	$203,460	$1,519	$(2,814)	$202,165

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(255)	$9,745
State, county and municipal	34,111	415	(121)	34,405
Mortgage backed – U.S. Gov’t agencies	423	5	—	428
Total Securities Held to Maturity	$44,534	$420	$(376)	$44,578

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,473	$165	$(382)	$40,256
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	5,551	37	(146)	5,442
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

The amortized cost and fair value of securities at March 31, 2018 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,662	$13,426	$5,321	$5,292
Due after one year through five years	13,737	13,808	89,246	89,466
Due after five years through ten years	12,529	12,692	101,615	100,099
Due after ten years	4,606	4,652	7,278	7,308
Total securities	$44,534	$44,578	$203,460	$202,165

Proceeds from sales of securities available for sale were $7.0 million and $22.3 million during the three months ended March 31, 2018 and 2017, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Gross realized gains	$42	$130
Gross realized losses	(12)	(35)
Net securities gains	$30	$95

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2018 and 2017.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$7,555	$(70)	$16,619	$(456)	$24,174	$(526)
U.S. Gov’t sponsored agencies	-	-	2,969	(22)	2,969	(22)
State, county and municipal	42,017	(815)	10,481	(639)	52,498	(1,454)
Corporate and other bonds	481	(16)	2,681	(36)	3,162	(52)
Mortgage backed – U.S. Gov’t agencies	1,670	(42)	1,836	(162)	3,506	(204)
Mortgage backed – U.S. Gov’t sponsored agencies	7,865	(238)	7,790	(318)	15,655	(556)
Total	$59,588	$(1,181)	$42,376	$(1,633)	$101,964	$(2,814)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,745	$(255)	$9,745	$(255)
State, county and municipal	6,118	(89)	1,245	(32)	7,363	(121)
Total	$6,118	$(89)	$10,990	$(287)	$17,108	$(376)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$5,097	$(36)	$19,443	$(346)	$24,540	$(382)
U.S. Gov’t sponsored agencies	497	(3)	5,040	(21)	5,537	(24)
State, county and municipal	20,740	(188)	9,569	(408)	30,309	(596)
Corporate and other bonds	-	-	2,772	(36)	2,772	(36)
Mortgage backed – U.S. Gov’t agencies	1,722	(25)	1,876	(121)	3,598	(146)
Mortgage backed – U.S. Gov’t sponsored agencies	6,525	(111)	7,985	(262)	14,510	(373)
Total	$34,581	$(363)	$46,685	$(1,194)	$81,266	$(1,557)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,845	$(155)	$9,845	$(155)
State, county and municipal	1,485	(14)	1,262	(19)	2,747	(33)
Total	$1,485	$(14)	$11,107	$(174)	$12,592	$(188)

The unrealized losses (impairments) in the investment portfolio at March 31, 2018 and December 31, 2017 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 176 securities at March 31, 2018. Of those, 169 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Five investment grade asset-backed securities comprised of student loan pools included in corporate obligations and two corporate bonds make up the remaining securities with unrealized losses at March 31, 2018. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $68.6 million and $71.7 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $7.0 million and $7.0 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of March 31, 2018 and December 31, 2017, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at March 31, 2018 and December 31, 2017 were comprised of the following (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$222,717	23.10%	$227,542	24.16%
Commercial	371,494	38.52	366,331	38.89
Construction and land development	109,534	11.36	107,814	11.44
Second mortgages	7,689	0.80	8,410	0.89
Multifamily	59,920	6.21	59,024	6.27
Agriculture	7,424	0.77	7,483	0.79
Total real estate loans	778,778	80.76	776,604	82.44
Commercial loans	170,445	17.67	159,024	16.88
Consumer installment loans	13,878	1.44	5,169	0.55
All other loans	1,210	0.13	1,221	0.13
Total loans	$964,311	100.00%	$942,018	100.00%

The Company held $17.7 million and $18.0 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2018 and December 31, 2017, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $785,000 and $824,000 at March 31, 2018 and December 31, 2017, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At March 31, 2018 and December 31, 2017, the Company’s allowance for credit losses was comprised of the following: (i) a specific valuation component calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of March 31, 2018 (dollars in thousands):

				Three months ended
	March 31, 2018			March 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,873	$2,235	$—	$1,888	$7
Commercial	3,825	4,467	—	3,844	37
Construction and land development	417	417	—	208	—
Agriculture	—	—	—	—	—
Total real estate loans	6,115	7,119	—	5,940	44
Commercial loans	978	978	—	1,043	—
Subtotal impaired loans with no valuation allowance	7,093	8,097	—	6,983	44
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,253	2,688	296	2,234	19
Commercial	518	955	64	525	2
Construction and land development	5,137	6,401	694	4,707	—
Agriculture	67	71	8	68	—
Total real estate loans	7,975	10,115	1,062	7,534	21
Commercial loans	250	251	31	287	1
Consumer installment loans	4	4	—	5	—
Subtotal impaired loans with a valuation allowance	8,229	10,370	1,093	7,826	22
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,126	4,923	296	4,122	26
Commercial	4,343	5,422	64	4,369	39
Construction and land development	5,554	6,818	694	4,915	—
Agriculture	67	71	8	68	—
Total real estate loans	14,090	17,234	1,062	13,474	65
Commercial loans	1,228	1,229	31	1,330	1
Consumer installment loans	4	4	—	5	—
Total impaired loans	$15,322	$18,467	$1,093	$14,809	$66

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances

The following table summarizes information related to impaired loans as of December 31, 2017 and the three months ended March 31, 2017 (dollars in thousands):

				Three months ended
	December 31, 2017			March 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,901	$2,246	$—	$1,947	$7
Commercial	3,862	4,477	—	5,363	38
Construction and land development	—	—	—	—	—
Agriculture	—	—	—	—	—
Total real estate loans	5,763	6,723	—	7,310	45
Commercial loans	1,108	1,108	—	600	—
Consumer installment loans	—	—	—	—	—
Subtotal impaired loans with no valuation allowance	6,871	7,831	—	7,910	45
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,216	2,640	290	2,478	12
Commercial	533	958	65	506	2
Construction and land development	4,277	5,537	556	4,900	—
Agriculture	68	71	8	—	—
Total real estate loans	7,094	9,206	919	7,884	14
Commercial loans	325	446	39	168	1
Consumer installment loans	7	7	1	162	—
Subtotal impaired loans with a valuation allowance	7,426	9,659	959	8,214	15
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,117	4,886	290	4,425	19
Commercial	4,395	5,435	65	5,869	40
Construction and land development	4,277	5,537	556	4,900	—
Agriculture	68	71	8	—	—
Total real estate loans	12,857	15,929	919	15,194	59
Commercial loans	1,433	1,554	39	768	1
Consumer installment loans	7	7	1	162	—
Total impaired loans	$14,297	$17,490	$959	$16,124	$60

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2018 and December 31, 2017, is set forth in the table below (dollars in thousands):

	March 31, 2018	December 31, 2017
Nonaccruals	$10,090	$9,026
Trouble debt restructure and still accruing	5,232	5,271
Total impaired	$15,322	$14,297

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, estimated interest income of $160,000 and $163,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at March 31, 2018 and December 31, 2017. The following tables present an age analysis of past due status of loans by category as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,075	$1,985	$3,060	$219,657	$222,717
Commercial	1,611	1,466	3,077	368,417	371,494
Construction and land development	62	5,554	5,616	103,918	109,534
Second mortgages	—	—	—	7,689	7,689
Multifamily	—	—	—	59,920	59,920
Agriculture	19	67	86	7,338	7,424
Total real estate loans	2,767	9,072	11,839	766,939	778,778
Commercial loans	98	1,014	1,112	169,333	170,445
Consumer installment loans	9	4	13	13,865	13,878
All other loans	—	—	—	1,210	1,210
Total loans	$2,874	$10,090	$12,964	$951,347	$964,311

	December 31, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,056	$1,962	$3,018	$224,524	$227,542
Commercial	104	1,498	1,602	364,729	366,331
Construction and land development	—	4,277	4,277	103,537	107,814
Second mortgages	—	—	—	8,410	8,410
Multifamily	—	—	—	59,024	59,024
Agriculture	19	68	87	7,396	7,483
Total real estate loans	1,179	7,805	8,984	767,620	776,604
Commercial loans	48	1,214	1,262	157,762	159,024
Consumer installment loans	12	7	19	5,150	5,169
All other loans	—	—	—	1,221	1,221
Total loans	$1,239	$9,026	$10,265	$931,753	$942,018

Activity in the allowance for loan losses on loans by segment for the three months ended March 31, 2018 and 2017 is presented in the following tables (dollars in thousands):

	December 31, 2017	Provision Allocation	Charge-offs	Recoveries	March 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$3,466	$(366)	$—	$15	$3,115
Commercial	2,423	184	—	13	2,620
Construction and land development	1,247	364	—	1	1,612
Second mortgages	24	9	—	1	34
Multifamily	496	(298)	—	—	198
Agriculture	14	19	—	—	33
Total real estate loans	7,670	(88)	—	30	7,612
Commercial loans	1,139	(152)	(39)	14	962
Consumer installment loans	110	8	(45)	39	112
All other loans	3	7	—	—	10
Unallocated	47	225	—	—	272
Total loans	$8,969	$—	$(84)	$83	$8,968

	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	March 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$62	$(26)	$18	$2,823
Commercial	1,952	(183)	—	7	1,776
Construction and land development	2,195	(635)	(14)	1	1,547
Second mortgages	72	(69)	—	47	50
Multifamily	260	(67)	—	—	193
Agriculture	15	17	—	—	32
Total real estate loans	7,263	(875)	(40)	73	6,421
Commercial loans	602	712	—	2	1,316
Consumer installment loans	135	13	(45)	30	133
All other loans	7	8	—	—	15
Unallocated	1,486	142	—	—	1,628
Total loans	$9,493	$—	$(85)	$105	$9,513

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$296	$2,819	$3,115	$4,126	$218,591	$222,717
Commercial	64	2,556	2,620	4,343	367,151	371,494
Construction and land development	694	918	1,612	5,554	103,980	109,534
Second mortgages	—	34	34	—	7,689	7,689
Multifamily	—	198	198	—	59,920	59,920
Agriculture	8	25	33	67	7,357	7,424
Total real estate loans	1,062	6,550	7,612	14,090	764,688	778,778
Commercial loans	31	931	962	1,228	169,217	170,445
Consumer installment loans	—	112	112	4	13,874	13,878
All other loans	—	10	10	—	1,210	1,210
Unallocated	—	272	272	—	—	—
Total loans	$1,093	$7,875	$8,968	$15,322	$948,989	$964,311

	December 31, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$290	$3,176	$3,466	$4,117	$223,425	$227,542
Commercial	65	2,358	2,423	4,396	361,935	366,331
Construction and land development	556	691	1,247	4,276	103,538	107,814
Second mortgages	—	24	24	—	8,410	8,410
Multifamily	—	496	496	—	59,024	59,024
Agriculture	8	6	14	68	7,415	7,483
Total real estate loans	919	6,751	7,670	12,857	763,747	776,604
Commercial loans	39	1,100	1,139	1,433	157,591	159,024
Consumer installment loans	1	109	110	7	5,162	5,169
All other loans	—	3	3	—	1,221	1,221
Unallocated	—	47	47	—	—	—
Total loans	$959	$8,010	$8,969	$14,297	$927,721	$942,018

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $17.7 million and $18.0 million at March 31, 2018 and December 31, 2017, respectively.

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

The following tables present the composition of loans by credit quality indicator at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$217,935	$2,753	$2,029	$—	$222,717
Commercial	354,462	14,073	2,959	—	371,494
Construction and land development	103,810	170	5,554	—	109,534
Second mortgages	7,474	215	—	—	7,689
Multifamily	57,357	—	2,563	—	59,920
Agriculture	6,952	386	86	—	7,424
Total real estate loans	747,990	17,597	13,191	—	778,778
Commercial loans	167,659	1,738	1,048	—	170,445
Consumer installment loans	13,683	191	4	—	13,878
All other loans	1,210	—	—	—	1,210
Total loans	$930,542	$19,526	$14,243	$—	$964,311

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$222,026	$3,442	$2,074	$—	$227,542
Commercial	355,188	8,145	2,998	—	366,331
Construction and land development	103,356	182	4,276	—	107,814
Second mortgages	8,187	223	—	—	8,410
Multifamily	56,452	—	2,572	—	59,024
Agriculture	7,010	385	88	—	7,483
Total real estate loans	752,219	12,377	12,008	—	776,604
Commercial loans	156,604	1,171	1,249	—	159,024
Consumer installment loans	5,137	25	7	—	5,169
All other loans	1,221	—	—	—	1,221
Total loans	$915,181	$13,573	$13,264	$—	$942,018

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 23 and 17 loans that met the definition of a TDR at March 31, 2018 and 2017, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended March 31, 2018 and 2017.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three months ended March 31, 2018 and 2017.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At March 31, 2018, the Company had 1-4 family mortgages in the amount of $137.1 million pledged to the Federal Home Loan Bank with a lendable collateral value of $110.3 million.

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

As of March 31, 2018 and December 31, 2017, the outstanding contractual balance of the PCI loans was $68.2 million and $71.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$37,980	89.97%	$39,805	89.79%
Commercial	503	1.19	547	1.23
Construction and land development	1,526	3.61	1,588	3.58
Second mortgages	1,953	4.63	2,136	4.82
Multifamily	253	0.60	257	0.58
Total real estate loans	42,215	100.00	44,333	100.00
Total PCI loans	$42,215	100.00%	$44,333	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three months ended March 31, 2018 and 2017.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$37,980	$200	$39,805
Commercial	—	503	—	547
Construction and land development	—	1,526	—	1,588
Second mortgages	—	1,953	—	2,136
Multifamily	—	253	—	257
Total real estate loans	200	42,215	200	44,333
Total PCI loans	$200	$42,215	$200	$44,333

The change in the accretable yield balance for the three months ended March 31, 2018 and the year ended December 31, 2017, is as follows (dollars in thousands):

Balance, January 1, 2017	$48,355
Accretion	(5,729)
Reclassification from nonaccretable difference	1,500
Balance, December 31, 2017	$44,126
Accretion	(1,397)
Reclassification to nonaccretable difference	(113)
Balance, March 31, 2018	$42,616

The PCI loans were not classified as nonperforming assets as of March 31, 2018, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017

Residential 1-4 family	$882	$486
Commercial	15	15
Construction and land development	2,269	2,290
Total other real estate owned	$3,166	$2,791

At March 31, 2018, the Company had $417,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017

NOW	$154,236	$157,037
MMDA	148,404	143,363
Savings	93,724	93,980
Time deposits less than or equal to $250,000	435,481	437,810
Time deposits over $250,000	114,438	110,546
Total interest bearing deposits	$946,283	$942,736

Note 7. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31, 2018
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive (loss) income before reclassifications	(1,940)	-	146	(1,794)
Amounts reclassified from AOCI	(23)	-	-	(23)
Net current period other comprehensive (loss) income	(1,963)	-	146	(1,817)
Ending balance	$(1,009)	$(1,048)	$283	$(1,774)

	Three months ended March 31, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive (loss) income before reclassifications	508	-	54	562
Amounts reclassified from AOCI	(63)	-	-	(63)
Net current period other comprehensive (loss) income	445	-	54	499
Ending balance	$35	$(767)	$8	$(724)

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	March 31, 2018	March 31, 2017
Securities available for sale:
Unrealized gains on securities available for sale	$(30)	$(95)	Gain on securities transactions, net
Related tax expense	7	32	Income tax expense
	$(23)	$(63)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2018.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$37,601	$-	$37,601	$-
U.S. Gov’t sponsored agencies	9,227	-	9,227	-
State, county and municipal	123,574	1,468	122,106	-
Corporate and other bonds	7,814	-	7,814	-
Mortgage backed – U.S. Gov’t agencies	5,272	-	5,272	-
Mortgage backed – U.S. Gov’t sponsored agencies	18,677	1,046	17,631	-
Total investment securities available for sale	202,165	2,514	199,651	-
Cash flow hedge	363	-	363	-
Total assets at fair value	$202,528	$2,514	$200,014	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,256	$-	$40,256	$-
U.S. Gov’t sponsored agencies	9,278	-	9,278	-
State, county and municipal	125,760	332	125,428	-
Corporate and other bonds	7,460	-	7,460	-
Mortgage backed – U.S. Gov’t agencies	5,442	-	5,442	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,638	-	16,638	-
Total investment securities available for sale	204,834	332	204,502	-
Cash flow hedge	177	-	177	-
Total assets at fair value	$205,011	$332	$204,679	$-
Total liabilities at fair value	$-	$-	$-	$-

Investment securities available for sale

Investment securities available for sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available (Level 1). Quoted prices are available within the same month as the settlement date of the related security transaction. As a result, investment securities held at December 31, 2017 priced as Level 1 that were still held at March 31, 2018 were priced as Level 2 securities. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,983	$—	$1,716	$7,267
Bank premises and equipment held for sale	525	—	—	525
Other real estate owned	3,166	—	1,183	1,983
Total assets at fair value	$12,674	$—	$2,899	$9,775
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,915	$—	$1,306	$6,609
Other real estate owned	2,791	—	1,203	1,588
Total assets at fair value	$10,706	$—	$2,509	$8,197
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2018 and December 31, 2017, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$44,534	$44,578	$—	$44,578	$—
Loans, net of allowance	955,343	961,245	—		961,245
PCI loans, net of allowance	42,015	46,345	—	—	46,345

Financial liabilities:
Interest bearing deposits	946,283	945,267	—	945,267	—
Borrowings	105,185	104,859	—	104,859	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,146	$46,888	$—	$46,888	$—
Loans, net of allowance	933,049	933,938	—	927,329	6,609
PCI loans, net of allowance	44,133	48,655	—	—	48,655

Financial liabilities:
Interest bearing deposits	942,736	943,037	—	943,037	—
Borrowings	105,553	105,363	—	105,363	—

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three months ended March 31, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended March 31, 2018
Basic EPS	$2,594	22,076	$0.12
Effect of dilutive stock awards	—	445	—
Diluted EPS	$2,594	22,521	$0.12

For the three months ended March 31, 2017
Basic EPS	$2,493	21,962	$0.11
Effect of dilutive stock awards	—	471	—
Diluted EPS	$2,493	22,433	$0.11

Antidilutive common shares issuable under awards or options of 279,000 were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2018. There were no antidilutive exclusions from the computation of diluted earnings per common share for the three months ended March 31, 2017.

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

The following table provides the components of net periodic benefit cost for the plan for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Interest cost	$39	$39
Expected return on plan assets	(59)	(70)
Amortization of prior service cost	1	1
Recognized net actuarial loss	15	12
Net periodic benefit cost	$(4)	$(18)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $0 and $390,000 of cash pledged as collateral for the periods ended March 31, 2018 and December 31, 2017, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three months ended March 31, 2018 and 2017. The fair value of the Company’s cash flow hedge was an unrealized gain of $363,000 and $177,000 at March 31, 2018 and December 31, 2017, respectively, and was recorded in other assets. The gain was recorded as a component of other comprehensive income net of associated tax effects.

Note 12. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and brokerage fees and commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service charges on deposit accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange fees

The Company earns interchange and ATM fees from debit/credit cardholder transactions conducted through the Visa and ATM payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Because the Company acts as an agent and does not control the services rendered to the customers, related costs are netted against the fee income. These costs were included in other operating expenses prior to the adoption of Topic 606.

Brokerage fees and commissions

Brokerage fees and commissions consist of other recurring revenue streams such as commissions from sales of mutual funds and other investments to its customers by a third-party service provider and investment advisor fees. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$391	$370
Interchange fees	190	155
Brokerage fees and commissions	61	80
Noninterest income (in-scope of Topic 606)	642	605
Noninterest income (out-of-scope of Topic 606)	440	430
Total noninterest income	$1,082	$1,035

Note 13. Branch Closing

The Company will close its Prince Street branch located in Tappahanock, Virginia as of the close of business June 29, 2018. From a historical perspective, when the Company opened its Dillard branch, also in Tappahannock, the Company’s intention was to consolidate the Prince Street branch into the newer Dillard branch, which was built as a larger and modern banking facility. The Company is now following through with its intention.

The Prince Street branch building is being marketed for sale. The book value of $525,000 reflects the lower of cost or fair market value at March 31, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2018 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2018 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

Large groups of smaller balance homogeneous loans are evaluated for impairment as a pool. Accordingly, the Company does not separately analyze these individual loans for impairment disclosures.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the three months ended March 31, 2018 and 2017. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore, no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as Virginia and Maryland state income tax. All years from 2014 through 2017 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income was $2.6 million for the first quarter of 2018, compared with net income of $2.5 million in the first quarter of 2017. Earnings per common share, basic and fully diluted, were $0.12 per share and $0.11 per share for the three months ended March 31, 2018 and 2017, respectively.

The increase of $101,000, or 4.1%, in net income, for the first quarter of 2018 compared with the first quarter of 2017 was primarily the result of a $1.1 million increase in interest income and a reduction of $536,000 in income tax expense. Offsetting these increases was an increase of $531,000 in interest expense and an increase of $1.1 million in noninterest expenses, including an increase of $703,000 in group benefit costs.

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

Net interest income increased $600,000, or 5.5%, from the first quarter of 2017 to the first quarter of 2018. Net interest income was $11.5 million in the first quarter of 2018 compared with $10.9 million for the same period in 2017. Interest income increased $1.1 million, or 8.7%, over this time period. The increase in interest income was generated by an increase of $86.7 million, or 7.4%, in the level of earning assets. The yield on earning assets decreased from 4.61% in the first quarter of 2017 to 4.60% in the first quarter of 2018. The average balance of loans, excluding PCI loans, increased $104.2 million, or 12.4%, from $839.2 million in the first quarter of 2017 to $943.4 million in the first quarter of 2018. Interest income on securities was $1.8 million in each of the first quarter of 2018 and first quarter of 2017. On a tax-equivalent basis, the yield on investment securities was 2.98% in the first quarter of 2018, based on a 21% tax rate, and 3.22% in the first quarter of 2017, based on a 34% tax rate.

Interest on PCI loans was $1.4 million in the first quarter of 2018 compared with $1.5 million in the first quarter of 2017. The average balance of the PCI portfolio declined $7.4 million during the year-over-year comparison period.

Interest expense increased $531,000, or 25.5%, when comparing the first quarter of 2017 and the first quarter of 2018. Interest expense on deposits increased $364,000, or 20.5%, as the average balance of interest bearing deposits increased $41.3 million, or 4.6%. The increase in deposit cost was driven by an increase in NOW and MMDA average balances, which increased a combined $62.5 million year-over-year. Likewise, the cost of these balances increased $189,000, from 0.24% to 0.45%, over the same time frame. Higher cost time deposit balances declined over the comparison period by $22.4 million; however, expense on this category increased by $176,000, resulting in an increase in cost from 1.11% to 1.29%. FHLB and other borrowings increased, on average, $15.6 million year-over-year, and there was an increase in the rate paid, from 1.33% in the first quarter of 2017 to 1.74% in the first quarter of 2018. This resulted in an increase in the expense of $162,000, to $458,000 in the first quarter of 2018. The average balance of FHLB and other borrowings was $105.5 million in the first quarter of 2018. Overall, the Bank’s cost of interest bearing liabilities increased 15 basis points, from 0.85% in the first quarter of 2017 to 1.00% in the first quarter of 2018.

The tax-equivalent net interest margin decreased 12 basis points, from 3.88% in the first quarter of 2017 to 3.76% in the first quarter of 2018. Likewise, the interest spread decreased from 3.76% to 3.60% over the same time period.  The decrease in the margin was precipitated by the increase in the cost of interest bearing liabilities without a corresponding increase in the yield on earning assets and the decrease in the tax benefit derived from tax exempt securities resulting from the decrease in the Company’s corporate federal tax rate.

The following table sets forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2018 and 2017. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Three months ended March 31, 2018			Three months ended March 31, 2017
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$943,398	$10,876	4.68%	$839,167	$9,597	4.64%
PCI loans, including fees	43,331	1,398	12.91	50,777	1,479	11.65
Total loans	986,729	12,274	5.05	889,944	11,076	5.05
Interest bearing bank balances	9,060	40	1.80	9,134	26	1.13
Federal funds sold	58	-	1.55	49	-	0.88
Securities (taxable)	176,563	1,186	2.69	183,247	1,249	2.73
Securities (tax exempt)(1)	81,342	733	3.60	84,726	905	4.27
Total earning assets	1,253,752	14,233	4.60	1,167,100	13,256	4.61
Allowance for loan losses	(9,177)			(9,722)
Non-earning assets	88,610			88,613
Total assets	$1,333,185			$1,245,991

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$301,313	331	0.45	$238,829	142	0.24
Savings	93,107	60	0.26	91,936	61	0.27
Time deposits	551,987	1,752	1.29	574,344	1,576	1.11
Total interest bearing deposits	946,407	2,143	0.92	905,109	1,779	0.80
Short-term borrowings	2,343	11	1.95	2,104	6	1.08
FHLB and other borrowings	105,532	458	1.74	89,975	296	1.33
Total interest bearing liabilities	1,054,282	2,612	1.00	997,188	2,081	0.85
Noninterest bearing deposits	148,371			126,827
Other liabilities	5,542			5,414
Total liabilities	1,208,195			1,129,429
Shareholders' equity	124,990			116,562

Total liabilities and shareholders' equity	$1,333,185			$1,245,991
Net interest earnings		$11,621			$11,175
Interest spread			3.60%			3.76%
Net interest margin			3.76%			3.88%

Tax equivalent adjustment:
Securities		$155			$308

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017.

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

There was no provision for loan losses on the loan portfolio, excluding PCI loans, during either of the first quarter of 2018 or the first quarter of 2017. The absence of a provision in the first quarter of 2018 was the direct result of nominal charge-offs and stable asset quality. There was no provision for loan losses on the PCI loan portfolio during the first quarter of 2018 or the first quarter of 2017. Additional discussion of loan quality is presented below.

There were net charge-offs of $1,000 in the first quarter of 2018, compared with net recoveries of $20,000 in the first quarter of 2017.  Total charge-offs were $84,000 for the first quarter of 2018 compared with $85,000 in the first quarter of 2017.  Recoveries of previously charged-off loans were $83,000 for the first quarter of 2018 compared with $105,000 in the first quarter of 2017.

Noninterest Income

Noninterest income increased $47,000, or 4.5%, from $1.0 million in the first quarter of 2017 to $1.1 million in the first quarter of 2018. Mortgage loan income increased $78,000, or 236.4%, from $33,000 in the first quarter of 2017 to $111,000 in the first quarter of 2018. The increase in mortgage loan income reflects continued momentum from a shift that began in the fourth quarter of 2016 to a less expensive platform program. Service charges and fees increased $56,000, or 10.7%, and were $581,000 in the first quarter of 2018 compared with $525,000 in the first quarter of 2017. Gains on securities transactions declined $65,000 over this time frame and were $30,000 in the first quarter of 2018 versus $95,000 in the first quarter of 2017. There has been less activity in the securities portfolio in 2018 as the Company maintains the level of securities to total assets near a target close to the 18.9% reflected at March 31, 2018. Other noninterest income decreased from $148,000 in the first quarter of 2017 to $128,000 in the first quarter of 2018. Within other noninterest income, brokerage fees and commissions declined by $18,000 year-over-year.

Noninterest Expense

Noninterest expenses increased $1.1 million, or 13.0%, when comparing the first quarter of 2018 to the same period in 2017. The increase year-over-year was largely attributable to abnormally higher than usual group benefit costs, which increased by $703,000 in the first quarter of 2018 over the same period in 2017. Salaries and employee benefits increased $1.2 million, or 26.0%, from $4.7 million in the first quarter of 2017 to $5.9 million in the first quarter of 2018. Other operating expenses increased $207,000, or 14.4%, and were $1.6 million in the first quarter of 2018 compared with $1.4 million for the same period in 2017. Occupancy expenses increased $80,000 year-over-year and were $812,000 in the first quarter of 2018 compared with $732,000 in the first quarter of 2017. Since the beginning of 2017, the Bank has opened three full service banking facilities, one office in West Broad Marketplace in the Short Pump area of Richmond and two offices in Lynchburg. These openings also resulted in an increase year-over-year in equipment expenses, which increased $30,000, from $284,000 to $314,000. Other real estate expenses, net, of $50,000 in the first quarter of 2018 represented a year-over-year increase of $23,000. FDIC assessment was $206,000 in the first quarter of 2018 compared with $201,000 for the same period in 2017. Data processing fees of $486,000 in the first quarter of 2018 compared with $488,000 for the same period in 2017. Offsetting these increases was a decline of $477,000 in amortization of intangibles, which expired during 2017 and was $0 in the first quarter of 2018.

Income Taxes

Income tax expense was $540,000 for the three months ended March 31, 2018, compared with income tax expense of $1.1 million for the first quarter of 2017. The effective tax rate for the first quarter of 2018 was 17.2% versus 30.1% for the first quarter of 2017. The decrease in the Company’s effective tax rate resulted principally from the decrease in its applicable federal corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act.

FINANCIAL CONDITION

General

Total assets increased $17.0 million, or 1.3%, to $1.353 billion at March 31, 2018 when compared to December 31, 2017. Total loans, excluding PCI loans, were $964.3 million at March 31, 2018, increasing $22.3 million, or 2.4%, from year end 2017.  Total PCI loans were $42.2 million at March 31, 2018 versus $44.3 million at December 31, 2017.

During the first quarter of 2018, commercial loans grew $11.4 million, or 7.2%, and were $170.4 million at March 31, 2018. Consumer installment loans grew $8.7 million and were $13.9 million at March 31, 2018. On March 30, 2018, the Company purchased an in-market, high quality consumer auto loan pool totaling $9.0 million. The addition of these loans will bring an increase in diversification to the portfolio. Commercial mortgage loans on real estate grew by $5.2 million, or 1.4%, and were $371.5 million at March 31, 2018. Residential 1-4 family loans declined $4.8 million, or 2.1%, during the first quarter of 2018 and were $222.7 million at March 31, 2018.

The Company’s securities portfolio, excluding restricted equity securities, declined $4.3 million since year end 2017 to total $246.7 million at March 31, 2018. Net gains of $30,000 were recognized during the first quarter of 2018 through sales and call activity, and net gains of $95,000 were recognized during the first quarter of 2017. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $202.2 million at March 31, 2018 and $204.8 million at December 31, 2017. At March 31, 2018, the Company had a net unrealized loss on the AFS portfolio of $1.3 million compared with a net unrealized gain of $1.2 million at December 31, 2017. Municipal securities comprised 61.1% of the total AFS portfolio at March 31, 2018. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $21.3 million and $22.0 million at March 31, 2018 and December 31, 2017, respectively. There were federal funds purchased of $20.0 million and federal funds sold of $152,000 at March 31, 2018 compared with federal funds purchased of $4.8 million at December 31, 2017. The increase in federal funds purchased at March 31, 2018 was used to fund loan growth in the first quarter of 2018 and is anticipated to be short-term in nature. Interest bearing bank balances were $9.1 million at March 31, 2018 compared with $7.3 million at December 31, 2017.

Interest bearing deposits at March 31, 2018 were $946.3 million, an increase of $3.5 million from December 31, 2017. Money market balances grew $5.0 million since December 31, 2017. NOW accounts declined $2.8 million during the first quarter of 2018. Time deposits over $250,000 increased $3.9 million during the first quarter of 2018. Driving the changes were brokered deposits, which increased $2.4 million during the first quarter of 2018. The increase in money market and NOW account balances has allowed the Company to replace wholesale funding with core retail deposits. Time deposits less than or equal to $250,000 declined $2.3 million during the first quarter of 2018.

FHLB advances were $101.1 million at March 31, 2018, compared with $101.4 million at December 31, 2017.

Shareholders’ equity was $125.0 million at March 31, 2018 and $124.0 million at December 31, 2017. Shareholder’s equity to assets was 9.2% at March 31, 2018 and 9.3% at December 31, 2017. Total shareholders’ equity increased through retained earnings from net income but was negatively impacted by the rise in interest rates, which impacted accumulated other comprehensive (loss) income due to the effect on the fair value of available-for-sale securities.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $13.3 million at March 31, 2018 and net charge-offs were $1,000 for the three months ended March 31, 2018. This compares with nonperforming assets of $11.8 million and net charge-offs of $1.1 million at and for the year ended December 31, 2017.

Nonperforming loans were $10.1 million at March 31, 2018, a $1.1 million increase from $9.0 million at December 31, 2017. The $1.1 million increase in nonperforming loans since December 31, 2017 was the net result of $1.4 million in additions to nonperforming loans and $293,000 in reductions. The increase related mainly to two residential 1-4 family construction relationships comprised of four loans totaling $1.3 million. With respect to the reductions in nonperforming loans, $249,000 were payments to existing credits and $44,000 were charge-offs.

The allowance for loan losses, excluding PCI, equaled 88.88% of nonaccrual loans at March 31, 2018 compared with 99.37% at December 31, 2017.  The ratio of nonperforming assets to loans and OREO increased. The ratio was 1.37% at March 31, 2018 versus 1.25% at December 31, 2017.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2018 and December 31, 2017, total impaired loans, excluding PCI loans, equaled $15.3 million and $14.3 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2018	December 31, 2017
Nonaccrual loans	$10,090	$9,026
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	10,090	9,026
OREO	3,166	2,791
Total nonperforming assets	$13,256	$11,817

Accruing troubled debt restructure loans	$5,232	$5,271

Balances
Specific reserve on impaired loans	1,093	959
General reserve related to unimpaired loans	7,875	8,010
Total allowance for loan losses	8,968	8,969
Average loans during the year, net of unearned income	943,398	870,258

Impaired loans	15,322	14,297
Non-impaired loans	948,989	927,721
Total loans, net of unearned income	964,311	942,018

Ratios
Allowance for loan losses to loans	0.93%	0.95%
Allowance for loan losses to nonaccrual loans	88.88	99.37
General reserve to non-impaired loans	0.83	0.86
Nonaccrual loans to loans	1.05	0.96
Nonperforming assets to loans and OREO	1.37	1.25
Net charge-offs to average loans	—	0.12

The Company grants troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At March 31, 2018, the Company had 23 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Six of these loans were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at March 31, 2018 was $6.2 million, of which $947,000 were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at March 31, 2018 and December 31, 2017 is below (dollars in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$1,985	$1,962
Commercial	1,466	1,498
Construction and land development	5,554	4,277
Agriculture	67	68
Total real estate loans	9,072	7,805
Commercial loans	1,014	1,214
Consumer installment loans	4	7
Total loans	$10,090	$9,026

At March 31, 2018, the Company had eight construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2018 was $5.6 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all eight relationships was $694,000 at March 31, 2018, or 12. 5% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

The Company’s ratio of total risk-based capital was 12.6% at March 31, 2018 compared with 12.7% at December 31, 2017. The tier 1 risk-based capital ratio was 11.8% at March 31, 2018 and 11.9% at December 31, 2017. The Company’s tier 1 leverage ratio was 9.8% at March 31, 2018 and 9.7% at December 31, 2017.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 11.4% at March 31, 2018 and 11.5% at December 31, 2017.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At March 31, 2018, the Company had a capital conservation buffer of 4.6%, well above the 2018 required buffer of 1.875%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2018 and December 31, 2017 was as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Cash and due from banks	$12,013	$14,642
Interest bearing bank deposits	9,141	7,316
Federal funds sold	152	—
Available for sale securities, at fair value, unpledged	167,103	168,221
Total liquid assets	$188,409	$190,179

Deposits and other liabilities	$1,228,188	$1,212,187
Ratio of liquid assets to deposits and other liabilities	15.34%	15.69%

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2018 and December 31, 2017, is as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit	$171,080	$163,686
Standby letters of credit	6,792	6,532
Total commitments with off-balance sheet risks	$177,872	$170,218

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

The fair value of the Company’s cash flow hedge was an unrealized gain of $363,000 and $177,000 at March 31, 2018 and December 31, 2017, respectively, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive (loss) income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2018 (dollars in thousands):

	March 31, 2018
	%	$
Change in Yield curve
+400 bp	2.1	954
+300 bp	1.8	841
+200 bp	1.4	624
+100 bp	0.6	273
most likely	—	—
-100 bp	(0.8)	(358)
-200 bp	(3.3)	(1,525)
-300 bp	(4.7)	(2,155)
-400 bp	(4.8)	(2,174)

At March 31, 2018, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 2.1%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 4.8%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2018

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2018

