Form 10-Q
period 2018-06-30
Community Bankers Trust Corp
filed 2018-08-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At June 30, 2018, there were 22,111,495 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017*
ASSETS
Cash and due from banks	$11,607	$14,642
Interest bearing bank deposits	12,020	7,316
Federal funds sold	180	—
Total cash and cash equivalents	23,807	21,958

Securities available for sale, at fair value	199,163	204,834
Securities held to maturity, at cost (fair value of $43,914 and $46,888, respectively)	43,989	46,146
Equity securities, restricted, at cost	8,935	9,295
Total securities	252,087	260,275

Loans	967,361	942,018
Purchased credit impaired (PCI) loans	39,911	44,333
Total loans	1,007,272	986,351
Allowance for loan losses (loans of $9,089 and $8,969, respectively; PCI loans of $200 and $200, respectively)	(9,289)	(9,169)
Net loans	997,983	977,182

Bank premises and equipment, net	30,423	30,198
Bank premises and equipment held for sale	552	—
Other real estate owned	3,147	2,791
Bank owned life insurance	28,466	28,099
Other assets	17,403	15,687
Total assets	$1,353,868	$1,336,190

LIABILITIES
Deposits:
Noninterest bearing	$151,956	$153,028
Interest bearing	971,944	942,736
Total deposits	1,123,900	1,095,764

Federal funds purchased	—	4,849
Federal Home Loan Bank advances	90,691	101,429
Trust preferred capital notes	4,124	4,124
Other liabilities	6,509	6,021
Total liabilities	1,225,224	1,212,187

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,111,495 and 22,072,523 shares issued and outstanding, respectively)	221	221
Additional paid in capital	148,242	147,671
Retained deficit	(17,556)	(23,932)
Accumulated other comprehensive (loss) income	(2,263)	43
Total shareholders’ equity	128,644	124,003
Total liabilities and shareholders’ equity	$1,353,868	$1,336,190

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest and dividend income
Interest and fees on loans	$11,353	$9,952	$22,229	$19,549
Interest and fees on PCI loans	1,274	1,452	2,672	2,932
Interest on federal funds sold	1	—	1	—
Interest on deposits in other banks	69	53	109	78
Interest and dividends on securities
Taxable	1,266	1,157	2,452	2,406
Nontaxable	547	606	1,126	1,203
Total interest and dividend income	14,510	13,220	28,589	26,168
Interest expense
Interest on deposits	2,355	1,944	4,498	3,723
Interest on borrowed funds	508	302	977	604
Total interest expense	2,863	2,246	5,475	4,327
Net interest income	11,647	10,974	23,114	21,841
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	11,647	10,974	23,114	21,841
Noninterest income
Service charges and fees	611	582	1,192	1,107
Gain (loss) on securities transactions, net	(16)	37	14	132
Gain on sale of other loans	53	—	53	—
Income on bank owned life insurance	184	192	367	384
Mortgage loan income	80	71	191	104
Other	223	155	351	303
Total noninterest income	1,135	1,037	2,168	2,030
Noninterest expense
Salaries and employee benefits	5,019	4,843	10,868	9,483
Occupancy expenses	769	740	1,581	1,472
Equipment expenses	344	260	658	544
FDIC assessment	198	164	404	365
Data processing fees	499	477	985	965
Amortization of intangibles	—	339	—	816
Other real estate expense, net	45	34	95	61
Other operating expenses	1,313	1,528	2,962	2,970
Total noninterest expense	8,187	8,385	17,553	16,676
Income before income taxes	4,595	3,626	7,729	7,195
Income tax expense	813	692	1,353	1,768
Net income	$3,782	$2,934	$6,376	$5,427
Net income per share — basic	$0.17	$0.13	$0.29	$0.25
Net income per share — diluted	$0.17	$0.13	$0.28	$0.24
Weighted average number of shares outstanding
Basic	22,096	21,997	22,086	21,979
Diluted	22,580	22,424	22,551	22,440

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$3,782	$2,934	$6,376	$5,427

Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities:
Change in unrealized (loss) gain on investment securities	(667)	1,165	(3,154)	1,935
Tax related to unrealized loss (gain) on investment securities	147	(407)	694	(669)
Reclassification adjustment for loss (gain) on securities sold	16	(37)	(14)	(132)
Tax related to realized (loss) gain on securities sold	(4)	13	3	45
Defined benefit pension plan:
Tax related to defined benefit pension plan	—	11	—	11
Cash flow hedge:
Change in unrealized gain (loss) in cash flow hedge	24	(51)	211	31
Tax related to cash flow hedge	(5)	18	(46)	(10)
Total other comprehensive (loss) income	(489)	712	(2,306)	1,211
Total comprehensive income	$3,293	$3,646	$4,070	$6,638

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance January 1, 2017	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	77	—	81	—	—	81
Exercise and issuance of employee stock options	—	—	502	—	—	502
Net income	—	—	—	5,427	—	5,427
Other comprehensive income	—	—	—	—	1,211	1,211
Balance June 30, 2017	22,037	$220	$147,250	$(25,701)	$(12)	$121,757
Balance January 1, 2018	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	7	—	74	—	—	74
Exercise and issuance of employee stock options	31	—	497	—	—	497
Net income	—	—	—	6,376	—	6,376
Other comprehensive loss	—	—	—	—	(2,306)	(2,306)
Balance June 30, 2018	22,111	$221	$148,242	$(17,556)	$(2,263)	$128,644

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(dollars in thousands)

	June 30, 2018	June 30, 2017
Operating activities:
Net income	$6,376	$5,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	940	1,630
Stock-based compensation expense	464	373
Tax benefit of exercised stock options	(37)	(94)
Amortization of purchased loan premium	143	91
Amortization of security premiums and accretion of discounts, net	850	833
Net gain on sale of securities	(14)	(132)
Net gain on sale of loans	(53)	—
Net loss on sale and valuation of other real estate owned	—	1
Originations of mortgages held for sale	(872)	—
Proceeds from sales of mortgages held for sale	872	—
Increase in bank owned life insurance investment	(368)	(384)
Changes in assets and liabilities:
Increase in other assets	(643)	(1,220)
Increase (decrease) in accrued expenses and other liabilities	525	(313)
Net cash provided by operating activities	8,183	6,212

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	20,549	35,173
Proceeds from calls/maturities/paydowns of held to maturity securities	2,103	233
Proceeds from sales/calls/maturities/paydowns of restricted equity securities	465	1,035
Purchase of available for sale securities	(18,828)	(30,191)
Purchase of held to maturity securities	—	(643)
Purchase of restricted equity securities	(105)	(793)
Proceeds from sale of other real estate owned	40	2,081
Net increase in loans	(25,423)	(24,602)
Principal recoveries of loans previously charged off	324	291
Purchase of premises and equipment, net	(1,717)	(2,228)
Purchase of small business investment company fund investment	(210)	(262)
Proceeds from sale of loans	3,812	—
Net cash used in investing activities	(18,990)	(19,906)

Financing activities:
Net increase in deposits	28,136	45,591
Net decrease in federal funds purchased	(4,849)	(4,714)
Net decrease in short-term Federal Home Loan Bank borrowings	(5,000)	(5,000)
Payments on long-term Federal Home Loan Bank borrowings	(5,738)	(393)
Proceeds from issuance of common stock	107	210
Payments on long-term debt	—	(1,670)
Net cash provided by financing activities	12,656	34,024

Net increase in cash and cash equivalents	1,849	20,330

Cash and cash equivalents:
Beginning of the period	21,958	21,072
End of the period	$23,807	$41,402

Supplemental disclosures of cash flow information:
Interest paid	$5,294	$4,315
Income taxes paid	1,169	2,470
Transfers of loans to other real estate owned	396	42
Transfers of building premises and equipment to held for sale	552	—

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

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals, small businesses and larger commercial companies, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and cash management services.

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2018, the statements of income and comprehensive income for the three and six months ended June 30, 2018, and the statements of changes in shareholders’ equity and cash flows for the six months ended June 30, 2018. Results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$34,745	$144	$(550)	$34,339
U.S. Gov’t sponsored agencies	9,077	77	(30)	9,124
State, county and municipal	120,935	780	(1,636)	120,079
Corporate and other bonds	8,539	174	(55)	8,658
Mortgage backed – U.S. Gov’t agencies	5,333	26	(224)	5,135
Mortgage backed – U.S. Gov’t sponsored agencies	22,479	6	(657)	21,828
Total Securities Available for Sale	$201,108	$1,207	$(3,152)	$199,163

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(287)	$9,713
State, county and municipal	33,585	347	(140)	33,792
Mortgage backed – U.S. Gov’t agencies	404	5	—	409
Total Securities Held to Maturity	$43,989	$352	$(427)	$43,914

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,473	$165	$(382)	$40,256
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	5,551	37	(146)	5,442
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

The amortized cost and fair value of securities at June 30, 2018 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,661	$2,681	$9,183	$9,199
Due after one year through five years	23,700	23,454	89,195	88,914
Due after five years through ten years	13,399	13,545	96,976	95,387
Due after ten years	4,229	4,234	5,754	5,663
Total securities	$43,989	$43,914	$201,108	$199,163

Proceeds from sales of securities available for sale were $8.8 million and $8.7 million during the three months ended June 30, 2018 and 2017, respectively, and $15.8 million and $21.0 million for the six months ended June 30, 2018 and 2017, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross realized gains	$26	$134	$68	$264
Gross realized losses	(42)	(97)	(54)	(132)
Net securities gains (losses)	$(16)	$37	$14	$132

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2018 and 2017.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$5,808	$(51)	$17,032	$(499)	$22,840	$(550)
U.S. Gov’t sponsored agencies	-	-	2,868	(30)	2,868	(30)
State, county and municipal	48,387	(924)	12,171	(712)	60,558	(1,636)
Corporate and other bonds	1,438	(19)	2,102	(36)	3,540	(55)
Mortgage backed – U.S. Gov’t agencies	951	(23)	2,496	(201)	3,447	(224)
Mortgage backed – U.S. Gov’t sponsored agencies	9,667	(212)	9,416	(445)	19,083	(657)
Total	$66,251	$(1,229)	$46,085	$(1,923)	$112,336	$(3,152)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,713	$(287)	$9,713	$(287)
State, county and municipal	6,547	(108)	1,241	(32)	7,788	(140)
Total	$6,547	$(108)	$10,954	$(319)	$17,501	$(427)

	Less than 12 Months		12 Months or More		Total
Securities Available for Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury issue and other U.S. Gov’t agencies	$5,097	$(36)	$19,443	$(346)	$24,540	$(382)
U.S. Gov’t sponsored agencies	497	(3)	5,040	(21)	5,537	(24)
State, county and municipal	20,740	(188)	9,569	(408)	30,309	(596)
Corporate and other bonds	-	-	2,772	(36)	2,772	(36)
Mortgage backed – U.S. Gov’t agencies	1,722	(25)	1,876	(121)	3,598	(146)
Mortgage backed – U.S. Gov’t sponsored agencies	6,525	(111)	7,985	(262)	14,510	(373)
Total	$34,581	$(363)	$46,685	$(1,194)	$81,266	$(1,557)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,845	$(155)	$9,845	$(155)
State, county and municipal	1,485	(14)	1,262	(19)	2,747	(33)
Total	$1,485	$(14)	$11,107	$(174)	$12,592	$(188)

The unrealized losses (impairments) in the investment portfolio at June 30, 2018 and December 31, 2017 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 192 securities at June 30, 2018. Of those, 185 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Four investment grade asset-backed securities comprised of student loan pools included in corporate obligations and three corporate bonds make up the remaining securities with unrealized losses at June 30, 2018. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $57.9 million and $71.7 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $7.0 million at both June 30, 2018 and December 31, 2017 were pledged to secure lines of credit at the Federal Reserve discount window. At each of June 30, 2018 and December 31, 2017, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at June 30, 2018 and December 31, 2017 were comprised of the following (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$217,610	22.50%	$227,542	24.16%
Commercial	376,134	38.88	366,331	38.89
Construction and land development	119,110	12.31	107,814	11.44
Second mortgages	7,387	0.76	8,410	0.89
Multifamily	54,329	5.62	59,024	6.27
Agriculture	7,467	0.77	7,483	0.79
Total real estate loans	782,037	80.84	776,604	82.44
Commercial loans	170,065	17.58	159,024	16.88
Consumer installment loans	13,717	1.42	5,169	0.55
All other loans	1,542	0.16	1,221	0.13
Total loans	$967,361	100.00%	$942,018	100.00%

The Company held $17.0 million and $18.0 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2018 and December 31, 2017, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $990,000 and $824,000 at June 30, 2018 and December 31, 2017, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At June 30, 2018 and December 31, 2017, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of June 30, 2018 (dollars in thousands):

				Three months ended		Six months ended
	June 30, 2018			June 30, 2018		June 30, 2018
With no related allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,853	$2,227	$—	$1,863	$10	$1,876	$20
Commercial	3,578	4,225	—	3,702	38	3,755	75
Construction and land development	388	388	—	403	—	268	—
Multifamily	2,559	2,559	—	1,279	31	853	61
Total real estate loans	8,378	9,399	—	7,247	79	6,752	156
Commercial loans	272	278	—	625	—	786	—
Subtotal impaired loans with no valuation allowance	8,650	9,677	—	7,872	79	7,538	156
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,193	2,605	291	2,223	19	2,221	39
Commercial	1,546	1,998	458	1,032	2	866	4
Construction and land development	4,796	6,061	610	4,966	—	4,737	—
Agriculture	—	—	—	34	—	45	—
Total real estate loans	8,535	10,664	1,359	8,255	21	7,869	43
Commercial loans	245	246	31	247	1	273	2
Consumer installment loans	—	—	—	2	—	3	—
Subtotal impaired loans with a valuation allowance	8,780	10,910	1,390	8,504	22	8,145	45
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,046	4,832	291	4,086	29	4,097	59
Commercial	5,124	6,223	458	4,734	40	4,621	79
Construction and land development	5,184	6,449	610	5,369	—	5,005	—
Multifamily	2,559	2,559	—	1,279	31	853	61
Agriculture	—	—	—	34	—	45	—
Total real estate loans	16,913	20,063	1,359	15,502	100	14,621	199
Commercial loans	517	524	31	872	1	1,059	2
Consumer installment loans	—	—	—	2	—	3	—
Total impaired loans	$17,430	$20,587	$1,390	$16,376	$101	$15,683	$201

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2017 and the three and six months ended June 30, 2017 (dollars in thousands):

				Three months ended		Six months ended
	December 31, 2017			June 30, 2017		June 30, 2017
With no related allowance recorded:	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,901	$2,246	$—	$2,065	$7	$1,945	$15
Commercial	3,862	4,477	—	3,927	38	4,808	76
Construction and land development	—	—	—	—	—	—	—
Agriculture	—	—	—	129	—	86	—
Total real estate loans	5,763	6,723	—	6,121	45	6,839	91
Commercial loans	1,108	1,108	—	—	—	400	—
Consumer installment loans	—	—	—	—	—	—	—
Subtotal impaired loans with no valuation allowance	6,871	7,831	—	6,121	45	7,239	91
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,216	2,640	290	2,352	20	2,441	39
Commercial	533	958	65	1,596	2	1,270	4
Construction and land development	4,277	5,537	556	4,300	—	4,699	—
Agriculture	68	71	8	—	—	—	—
Total real estate loans	7,094	9,206	919	8,248	22	8,410	43
Commercial loans	325	446	39	892	1	612	2
Consumer installment loans	7	7	1	26	—	111	—
Subtotal impaired loans with a valuation allowance	7,426	9,659	959	9,166	23	9,133	45
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,117	4,886	290	4,417	27	4,386	54
Commercial	4,395	5,435	65	5,523	40	6,078	80
Construction and land development	4,277	5,537	556	4,300	—	4,699	—
Agriculture	68	71	8	129	—	86	—
Total real estate loans	12,857	15,929	919	14,369	67	15,249	134
Commercial loans	1,433	1,554	39	892	1	1,012	2
Consumer installment loans	7	7	1	26	—	111	—
Total impaired loans	$14,297	$17,490	$959	$15,287	$68	$16,372	$136

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2018 and December 31, 2017, is set forth in the table below (dollars in thousands):

	June 30, 2018	December 31, 2017
Nonaccruals	$9,343	$9,026
Trouble debt restructure and still accruing	8,087	5,271
Total impaired	$17,430	$14,297

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and six months ended June 30, 2018 and 2017. For the three months ended June 30, 2018 and 2017, estimated interest income of $183,000 and $201,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2018 and 2017, estimated interest income of $322,000 and $345,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at June 30, 2018 and December 31, 2017. The following tables present an age analysis of past due status of loans by category as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,104	$1,578	$2,682	$214,928	$217,610
Commercial	87	2,274	2,361	373,773	376,134
Construction and land development	65	5,184	5,249	113,861	119,110
Second mortgages	—	—	—	7,387	7,387
Multifamily	2,559	—	2,559	51,770	54,329
Agriculture	—	—	—	7,467	7,467
Total real estate loans	3,815	9,036	12,851	769,186	782,037
Commercial loans	—	307	307	169,758	170,065
Consumer installment loans	21	—	21	13,696	13,717
All other loans	—	—	—	1,542	1,542
Total loans	$3,836	$9,343	$13,179	$954,182	$967,361

	December 31, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,056	$1,962	$3,018	$224,524	$227,542
Commercial	104	1,498	1,602	364,729	366,331
Construction and land development	—	4,277	4,277	103,537	107,814
Second mortgages	—	—	—	8,410	8,410
Multifamily	—	—	—	59,024	59,024
Agriculture	19	68	87	7,396	7,483
Total real estate loans	1,179	7,805	8,984	767,620	776,604
Commercial loans	48	1,214	1,262	157,762	159,024
Consumer installment loans	12	7	19	5,150	5,169
All other loans	—	—	—	1,221	1,221
Total loans	$1,239	$9,026	$10,265	$931,753	$942,018

Activity in the allowance for loan losses on loans by segment for the three and six months ended June 30, 2018 and 2017 is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2018
	March 31, 2018	Provision Allocation	Charge-offs	Recoveries	June 30, 2018
Mortgage loans on real estate:
Residential 1-4 family	$3,115	$431	$(53)	$58	$3,551
Commercial	2,620	(438)	—	7	2,189
Construction and land development	1,612	(218)	—	35	1,429
Second mortgages	34	(3)	—	1	32
Multifamily	198	128	—	—	326
Agriculture	33	(27)	—	—	6
Total real estate loans	7,612	(127)	(53)	101	7,533
Commercial loans	962	199	—	1	1,162
Consumer installment loans	112	(12)	(67)	136	169
All other loans	10	(10)	—	3	3
Unallocated	272	(50)	—	—	222
Total loans	$8,968	$—	$(120)	$241	$9,089

	Three Months Ended June 30, 2017
	March 31, 2017	Provision Allocation	Charge-offs	Recoveries	June 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,823	$927	$(12)	$59	$3,797
Commercial	1,776	(11)	—	18	1,783
Construction and land development	1,547	(226)	—	62	1,383
Second mortgages	50	(19)	—	2	33
Multifamily	193	(26)	—	—	167
Agriculture	32	(11)	—	—	21
Total real estate loans	6,421	634	(12)	141	7,184
Commercial loans	1,316	260	(120)	1	1,457
Consumer installment loans	133	12	(78)	44	111
All other loans	15	(6)	—	—	9
Unallocated	1,628	(900)	—	—	728
Total loans	$9,513	$—	$(210)	$186	$9,489

	Six Months Ended June 30, 2018
	December 31, 2017	Provision Allocation	Charge-offs	Recoveries	June 30, 2018
Mortgage loans on real estate:
Residential 1-4 family	$3,466	$65	$(53)	$73	$3,551
Commercial	2,423	(254)	—	20	2,189
Construction and land development	1,247	146	—	36	1,429
Second mortgages	24	6	—	2	32
Multifamily	496	(170)	—	—	326
Agriculture	14	(8)	—	—	6
Total real estate loans	7,670	(215)	(53)	131	7,533
Commercial loans	1,139	47	(39)	15	1,162
Consumer installment loans	110	(4)	(112)	175	169
All other loans	3	(3)	—	3	3
Unallocated	47	175	—	—	222
Total loans	$8,969	$—	$(204)	$324	$9,089

	Six Months Ended June 30, 2017
	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	June 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$989	$(38)	$77	$3,797
Commercial	1,952	(194)	—	25	1,783
Construction and land development	2,195	(861)	(14)	63	1,383
Second mortgages	72	(88)	—	49	33
Multifamily	260	(93)	—	—	167
Agriculture	15	6	—	—	21
Total real estate loans	7,263	(241)	(52)	214	7,184
Commercial loans	602	972	(120)	3	1,457
Consumer installment loans	135	25	(123)	74	111
All other loans	7	2	—	—	9
Unallocated	1,486	(758)	—	—	728
Total loans	$9,493	$—	$(295)	$291	$9,489

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$291	$3,260	$3,551	$4,046	$213,564	$217,610
Commercial	458	1,731	2,189	5,124	371,010	376,134
Construction and land development	610	819	1,429	5,184	113,926	119,110
Second mortgages	—	32	32	—	7,387	7,387
Multifamily	—	326	326	2,559	51,770	54,329
Agriculture	—	6	6	—	7,467	7,467
Total real estate loans	1,359	6,174	7,533	16,913	765,124	782,037
Commercial loans	31	1,131	1,162	517	169,548	170,065
Consumer installment loans	—	169	169	—	13,717	13,717
All other loans	—	3	3	—	1,542	1,542
Unallocated	—	222	222	—	—	—
Total loans	$1,390	$7,699	$9,089	$17,430	$949,931	$967,361

	December 31, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$290	$3,176	$3,466	$4,117	$223,425	$227,542
Commercial	65	2,358	2,423	4,396	361,935	366,331
Construction and land development	556	691	1,247	4,276	103,538	107,814
Second mortgages	—	24	24	—	8,410	8,410
Multifamily	—	496	496	—	59,024	59,024
Agriculture	8	6	14	68	7,415	7,483
Total real estate loans	919	6,751	7,670	12,857	763,747	776,604
Commercial loans	39	1,100	1,139	1,433	157,591	159,024
Consumer installment loans	1	109	110	7	5,162	5,169
All other loans	—	3	3	—	1,221	1,221
Unallocated	—	47	47	—	—	—
Total loans	$959	$8,010	$8,969	$14,297	$927,721	$942,018

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $17.0 million and $18.0 million at June 30, 2018 and December 31, 2017, respectively.

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

The following tables present the composition of loans by credit quality indicator at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$212,594	$3,349	$1,667	$—	$217,610
Commercial	361,232	9,471	5,431	—	376,134
Construction and land development	113,722	204	5,184	—	119,110
Second mortgages	7,181	206	—	—	7,387
Multifamily	51,160	610	2,559	—	54,329
Agriculture	7,081	386	—	—	7,467
Total real estate loans	752,970	14,226	14,841	—	782,037
Commercial loans	166,560	3,165	340	—	170,065
Consumer installment loans	13,708	9	—	—	13,717
All other loans	1,542	—	—	—	1,542
Total loans	$934,780	$17,400	$15,181	$—	$967,361

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$222,026	$3,442	$2,074	$—	$227,542
Commercial	355,188	8,145	2,998	—	366,331
Construction and land development	103,356	182	4,276	—	107,814
Second mortgages	8,187	223	—	—	8,410
Multifamily	56,452	—	2,572	—	59,024
Agriculture	7,010	385	88	—	7,483
Total real estate loans	752,219	12,377	12,008	—	776,604
Commercial loans	156,604	1,171	1,249	—	159,024
Consumer installment loans	5,137	25	7	—	5,169
All other loans	1,221	—	—	—	1,221
Total loans	$915,181	$13,573	$13,264	$—	$942,018

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 23 and 21 loans that met the definition of a TDR at June 30, 2018 and 2017, respectively.

During the three and six months ended June 30, 2018, the Company modified one multifamily loan that was considered to be a TDR. The Company restructured the terms for this loan, which had a pre- and post-modification balance of $2.6 million.

During the three and six months ended June 30, 2017, the Company modified one residential 1-4 family loan and one agriculture loan that were considered to be TDRs. The Company lowered the interest rate for the residential 1-4 family loan, which had a pre- and post-modification balance of $894,000. The Company extended the terms for the agriculture loan, which had a pre- and post-modification balance of $258,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and six months ended June 30, 2018 and 2017.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2018, the Company had 1-4 family mortgages in the amount of $129.7 million pledged to the Federal Home Loan Bank with a lendable collateral value of $103.6 million.

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

As of June 30, 2018 and December 31, 2017, the outstanding contractual balance of the PCI loans was $65.2 million and $71.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$35,900	89.95%	$39,805	89.79%
Commercial	490	1.23	547	1.23
Construction and land development	1,499	3.76	1,588	3.58
Second mortgages	1,774	4.44	2,136	4.82
Multifamily	248	0.62	257	0.58
Total real estate loans	39,911	100.00	44,333	100.00
Total PCI loans	$39,911	100.00%	$44,333	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and six months ended June 30, 2018 and 2017.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$200	$35,900	$200	$39,805
Commercial	—	490	—	547
Construction and land development	—	1,499	—	1,588
Second mortgages	—	1,774	—	2,136
Multifamily	—	248	—	257
Total real estate loans	200	39,911	200	44,333
Total PCI loans	$200	$39,911	$200	$44,333

The change in the accretable yield balance for the six months ended June 30, 2018 and the year ended December 31, 2017, is as follows (dollars in thousands):

Balance, January 1, 2017	$48,355
Accretion	(5,729)
Reclassification from nonaccretable difference	1,500
Balance, December 31, 2017	$44,126
Accretion	(2,670)
Reclassification to nonaccretable difference	(310)
Balance, June 30, 2018	$41,146

The PCI loans were not classified as nonperforming assets as of June 30, 2018, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Residential 1-4 family	$882	$486
Commercial	15	15
Construction and land development	2,250	2,290
Total other real estate owned	$3,147	$2,791

At June 30, 2018, the Company had $408,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017

NOW	$162,984	$157,037
MMDA	145,071	143,363
Savings	94,498	93,980
Time deposits less than or equal to $250,000	452,734	437,810
Time deposits over $250,000	116,657	110,546
Total interest bearing deposits	$971,944	$942,736

Note 7. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30, 2018
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(1,009)	$(1,048)	$283	$(1,774)
Other comprehensive (loss) income before reclassifications	(520)	-	19	(501)
Amounts reclassified from AOCI	12	-	-	12
Net current period other comprehensive (loss) income	(508)	-	19	(489)
Ending balance	$(1,517)	$(1,048)	$302	$(2,263)

	Three months ended June 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$35	$(767)	$8	$(724)
Other comprehensive income (loss) before reclassifications	758	11	(33)	736
Amounts reclassified from AOCI	(24)	-	-	(24)
Net current period other comprehensive income (loss)	734	11	(33)	712
Ending balance	$769	$(756)	$(25)	$(12)

	Six months ended June 30, 2018
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive (loss) income before reclassifications	(2,460)	-	165	(2,295)
Amounts reclassified from AOCI	(11)	-	-	(11)
Net current period other comprehensive (loss) income	(2,471)	-	165	(2,306)
Ending balance	$(1,517)	$(1,048)	$302	$(2,263)

	Six months ended June 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive income (loss) before reclassifications	1,266	11	21	1,298
Amounts reclassified from AOCI	(87)	-	-	(87)
Net current period other comprehensive income (loss)	1,179	11	21	1,211
Ending balance	$769	$(756)	$(25)	$(12)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	June 30, 2018	June 30, 2017
Securities available for sale:
Unrealized gain (loss) on securities available for sale	$16	$(37)	Gain (loss) on securities transactions, net
Related tax expense	(4)	13	Income tax expense
	$12	$(24)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Six months ended
	June 30, 2018	June 30, 2017
Securities available for sale:
Unrealized gain (loss) on securities available for sale	$(14)	$(132)	Gain (loss) on securities transactions, net
Related tax expense	3	45	Income tax expense
	$(11)	$(87)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2018.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$34,339	$-	$34,339	$-
U.S. Gov’t sponsored agencies	9,124	-	9,124	-
State, county and municipal	120,079	2,175	117,904	-
Corporate and other bonds	8,658	960	7,698	-
Mortgage backed – U.S. Gov’t agencies	5,135	-	5,135	-
Mortgage backed – U.S. Gov’t sponsored agencies	21,828	5,267	16,561	-
Total investment securities available for sale	199,163	8,402	190,761	-
Cash flow hedge	387	-	387	-
Total assets at fair value	$199,550	$8,402	$191,148	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$40,256	$-	$40,256	$-
U.S. Gov’t sponsored agencies	9,278	-	9,278	-
State, county and municipal	125,760	332	125,428	-
Corporate and other bonds	7,460	-	7,460	-
Mortgage backed – U.S. Gov’t agencies	5,442	-	5,442	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,638	-	16,638	-
Total investment securities available for sale	204,834	332	204,502	-
Cash flow hedge	177	-	177	-
Total assets at fair value	$205,011	$332	$204,679	$-
Total liabilities at fair value	$-	$-	$-	$-

Investment securities available for sale

Investment securities available for sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available (Level 1). Quoted prices are available within the same month as the settlement date of the related security transaction. As a result, investment securities held at December 31, 2017 priced as Level 1 that were still held at June 30, 2018 were priced as Level 2 securities. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions (Level 2).

The Company utilizes a third party vendor to provide fair value data for purposes of determining the fair value of its available for sale securities portfolio. The third party vendor uses a reputable pricing company for security market data. The third party vendor has controls in place for month-to-month market checks and zero pricing, and a Statement on Standards for Attestation Engagements No. 16 report is obtained from the third party vendor on an annual basis. The Company typically makes no adjustments to the pricing service data received for its securities available for sale.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,800	$—	$1,286	$7,514
Bank premises and equipment held for sale	552	—	—	552
Other real estate owned	3,147	—	1,163	1,984
Total assets at fair value	$12,499	$—	$2,449	$10,050
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,915	$—	$1,306	$6,609
Other real estate owned	2,791	—	1,203	1,588
Total assets at fair value	$10,706	$—	$2,509	$8,197
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2018 and December 31, 2017, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan within Level 2.

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

Other real estate owned

OREO assets are adjusted to fair value less estimated disposal costs upon transfer of the related loans to OREO, establishing a new cost basis. Subsequent to the transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying value or fair value less estimated disposal costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset within Level 2. When an appraised value is not available or management determines that the fair value of the collateral is further impaired below the appraised value due to such things as absorption rates and market conditions, the Company records the foreclosed asset within Level 3 of the fair value hierarchy.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$43,989	$43,914	$—	$43,914	$—
Loans, net of allowance	958,272	960,390	—	—	960,390
PCI loans, net of allowance	39,711	43,825	—	—	43,825

Financial liabilities:
Interest bearing deposits	971,944	969,945	—	969,945	—
Borrowings	94,815	94,407	—	94,407	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,146	$46,888	$—	$46,888	$—
Loans, net of allowance	933,049	933,938	—	927,329	6,609
PCI loans, net of allowance	44,133	48,655	—	—	48,655

Financial liabilities:
Interest bearing deposits	942,736	943,037	—	943,037	—
Borrowings	105,553	105,363	—	105,363	—

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months ended June 30, 2018
Basic EPS	$3,782	22,096	$0.17
Effect of dilutive stock awards	—	484	—
Diluted EPS	$3,782	22,580	$0.17

For the three months ended June 30, 2017
Basic EPS	$2,934	21,997	$0.13
Effect of dilutive stock awards	—	427	—
Diluted EPS	$2,934	22,424	$0.13

For the six months ended June 30, 2018
Basic EPS	$6,376	22,086	$0.29
Effect of dilutive stock awards	—	465	(0.01)
Diluted EPS	$6,376	22,551	$0.28

For the six months ended June 30, 2017
Basic EPS	$5,427	21,979	$0.25
Effect of dilutive stock awards	—	461	(0.01)
Diluted EPS	$5,427	22,440	$0.24

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and six months ended June 30, 2018 and 2017, respectively.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest cost	$39	$39	$79	$78
Expected return on plan assets	(59)	(70)	(119)	(140)
Amortization of prior service cost	1	1	2	2
Recognized net loss due to settlement	—	—	—	—
Recognized net actuarial loss	15	12	30	24
Net periodic benefit income	$(4)	$(18)	$(8)	$(36)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $0 and $390,000 of cash pledged as collateral for the periods ended June 30, 2018 and December 31, 2017, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and six months ended June 30, 2018 and 2017. The fair value of the Company’s cash flow hedge was an unrealized gain of $387,000 and $177,000 at June 30, 2018 and December 31, 2017, respectively, and was recorded in other assets. The gain was recorded as a component of other comprehensive (loss) income net of associated tax effects.

Note 12. Revenue Recognition

On January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and brokerage fees and commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Interchange and ATM fees

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

Brokerage fees and commissions

Brokerage fees and commissions consist of other recurring revenue streams such as commissions from sales of mutual funds and other investments to customers by a third-party service provider and investment advisor fees. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the month. The investment advisor fees are charged to the customer’s account in advance on the first month of the quarter, and the revenue is recognized over the following three-month period.

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Noninterest income
In-scope of Topic 606:
Service charges of deposit accounts	$390	$384	$781	$754
Interchange and ATM fees	221	197	411	352
Brokerage fee and commissions	135	60	196	140
Noninterest income (in-scope of Topic 606)	746	641	1,388	1,246
Noninterest income (out-of-scope of Topic 606)	389	396	780	784
Total noninterest income	$1,135	$1,037	$2,168	$2,030

Note 13. Branch Closing

The Company closed its Prince Street branch located in Tappahannock, Virginia as of the close of business June 29, 2018. From a historical perspective, when the Company opened its Dillard branch, also in Tappahannock, the Company’s intention was to consolidate the Prince Street branch into the newer Dillard branch, which was built as a larger and modern banking facility. The Company is now following through with its intention.

The Prince Street branch building is being marketed for sale. The book value of $552,000 reflects the lower of cost or fair market value at June 30, 2018 and has been classified as held for sale on the consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2018 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2018 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 26 full-service offices in Virginia and Maryland. The Bank also operates one loan production office in Virginia.

The Bank engages in a general commercial banking business and provides a wide range of financial services primarily to individuals, small businesses and larger commercial companies, including individual and commercial demand and time deposit accounts, commercial and industrial loans, consumer and small business loans, real estate and mortgage loans, investment services, on-line and mobile banking products, and cash management services.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The mix and product type for both loans and deposits can have a significant effect on the net interest income of the Bank. For the past several years, the Bank’s focus has been on maximizing that mix through branch growth and targeted product types, with lenders and other employees directly involved with customer relationships. Additionally, the quality of the interest earning assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses.

The Bank also earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products, such as insurance, mortgage loans, annuities, and other wealth management products. Other sources of noninterest income can include gains or losses on securities transactions and income from bank owned life insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and employee benefits, occupancy and equipment costs, data processing expenses, professional fees, transactions involving bank-owned property, and other operational expenses. The provision for loan losses and income taxes may materially affect net income.

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

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component covers uncertainties that could affect management’s estimate of probable losses.

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

Accounting for Certain Loans Acquired in a Transfer

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of FASB ASC 310, which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through the allowance for loan losses.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no such interest or penalties during the three and six months ended June 30, 2018 and 2017. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore, no allowance is required.

The Company and its subsidiaryare subject to U.S. federal income tax as well as Virginia and Maryland state income tax. All years from 2014 through 2017 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income of $3.8 million for the second quarter of 2018 was an increase of $848,000, or 28.9%, over second quarter 2017 net income of $2.9 million. Pre-tax net income increased $969,000, or 26.7%, in the second quarter of 2018. Interest and dividend income increased by $1.3 million in the second quarter of 2018 compared with the same period in 2017, driven by interest and fees on loans, which increased $1.4 million. Noninterest income increased by $98,000 year-over-year, and noninterest expenses declined by $198,000. Offsetting these increases was an increase in income tax expense, which was $121,000 greater, year-over-year, based on the increase in pre-tax income but lessened by the reduction in the corporate tax rate, from 34% to 21%.

Net income was $6.4 million for the first six months of 2018 compared with $5.4 million for the same period in 2017. This is an increase of $949,000, or 17.5%. Increases were in interest and dividend income, which increased by $2.4 million, or 9.3%, and in noninterest income, which increased by $138,000, or 6.8%. Also positively affecting earnings was a reduction of $415,000 in income tax expense. Offsetting these increases to net income were an increase of $1.2 million in interest expense and an increase of $877,000 in noninterest expense. Comparing pre-tax income for the two periods eliminates most of the effect of the Tax Cuts and Jobs Act of 2017. Income before taxes increased by $534,000, or 7.4%, for the first six months of 2018 compared with the same period in 2017.

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

Net interest income increased $673,000, or 6.1%, from the second quarter of 2017 to the second quarter of 2018. Net interest income was $11.6 million in the second quarter of 2018 compared with $11.0 million for the same period in 2017. Interest income increased $1.3 million, or 9.8%, over this time period. The increase in interest income was generated by an increase of $69.5 million, or 5.8%, in the level of earning assets. The yield on earning assets increased from 4.53% in the second quarter of 2017 to 4.64% in the second quarter of 2018. The average balance of loans, excluding PCI loans, increased $98.6 million, or 11.5%, from $860.4 million in the second quarter of 2017 to $959.0 million in the second quarter of 2018. Interest income on securities was $1.8 million in each of the second quarter of 2018 and second quarter of 2017. On a tax-equivalent basis, the yield on investment securities was 3.11% in the second quarter of 2018, based on a 21% tax rate, and 3.09% in the second quarter of 2017, based on a 34% tax rate.

Interest on PCI loans was $1.3 million in the second quarter of 2018 compared with $1.5 million in the second quarter of 2017. The average balance of the PCI portfolio declined $8.1 million during the year-over-year comparison period.

Interest expense increased $617,000, or 27.5%, when comparing the second quarter of 2017 and the second quarter of 2018. Interest expense on deposits increased $411,000, or 21.1%, as the average balance of interest bearing deposits increased $24.6 million, or 2.6%. The increase in deposit cost was driven by an increase in NOW and MMDA average balances, which increased a combined $60.1 million year-over-year. Likewise, the cost of these balances increased $174,000, from 0.26% to 0.44%, over the same time frame. Higher cost time deposit average balances declined over the comparison period by $37.9 million; however, expense on this category increased by $236,000, resulting in an increase in cost from 1.16% to 1.41%. FHLB and other borrowings increased, on average, $18.4 million year-over-year, and there was an increase in the rate paid, from 1.42% in the second quarter of 2017 to 1.87% in the second quarter of 2018. This resulted in an increase in the expense of this wholesale funding source of $182,000, to $482,000 in the second quarter of 2018. The average balance of FHLB and other borrowings was $103.2 million in the second quarter of 2018. Overall, the Bank’s cost of interest bearing liabilities increased 19 basis points, from 0.89% in the second quarter of 2017 to 1.08% in the second quarter of 2018.

The tax-equivalent net interest margin decreased five basis points, from 3.78% in the second quarter of 2017 to 3.73% in the second quarter of 2018. Likewise, the interest spread decreased from 3.64% to 3.56% over the same time period.  The decrease in the margin was precipitated by the increase in the cost of interest bearing liabilities without a corresponding increase in the yield on earning assets.

For the first half of 2018, net interest income increased $1.3 million, or 5.8%, and was $23.1 million. The yield on earning assets was 4.62% compared with 4.57% for the first six months of 2017. Interest and fees on loans of $22.2 million in the first two quarters of 2018 was an increase of $2.7 million compared with $19.5 million for the same period in 2017. Interest and fees on PCI loans declined $260,000 over this same time frame. Securities income decreased $31,000 for the first six months of 2018 compared with the same period in 2017. On a tax-equivalent basis, income on securities decreased $352,000, primarily the result of less benefit on bank qualified municipal securities from the implementation in December 2017 of the Tax Cuts and Jobs Act. The tax-equivalent yield on the portfolio was 3.04% for the first two quarters of 2018, based on a 21% tax rate, and 3.15% for the same period in 2017, based on a 34% tax rate.

Interest expense of $5.5 million represented an increase of $1.1 million in the first six months of 2018 compared with the same period in 2017. Average interest bearing liabilities increased $52.2 million, or 5.2%, as loan growth was fueled by an average balance increase of $61.3 million, or 25.5%, in the combination of NOW and MMDA accounts. This has allowed more expensive time deposit balances to decrease, on average, by $30.2 million, or 5.1%, resulting in a $32.9 million increase in the average balance of total deposits.

The tax equivalent net interest margin declined from 3.83% for the first six months of 2017 to 3.75% for the first six months of 2018. While the yield on earning assets increased by five basis points over this time frame, the competition for funding has pushed the cost of interest bearing liabilities up, from 0.87% to 1.04%. The net interest spread was 3.58% for the first six months of 2018 versus 3.70% for the first six months of 2017.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2018 and 2017. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

(dollars in thousands)	Three months ended June 30, 2018			Three months ended June 30, 2017
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$958,955	$11,353	4.75%	$860,393	$9,952	4.64%
PCI loans, including fees	41,157	1,274	12.24	49,253	1,453	11.80
Total loans	1,000,112	12,627	5.06	909,646	11,405	5.03
Interest bearing bank balances	14,819	69	1.85	19,225	52	1.10
Federal funds sold	87	1	1.82	137	-	1.04
Securities (taxable)	174,781	1,266	2.90	182,227	1,157	2.54
Securities (tax exempt)(1)	76,864	693	3.61	85,972	918	4.27
Total earning assets	1,266,663	14,656	4.64	1,197,207	13,532	4.53
Allowance for loan losses	(9,271)			(9,697)
Non-earning assets	92,502			89,222
Total assets	$1,349,894			$1,276,732

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$301,515	328	0.44	$241,376	154	0.26
Savings	94,096	61	0.26	91,723	60	0.26
Time deposits	561,056	1,966	1.41	598,965	1,730	1.16
Total interest bearing deposits	956,667	2,355	0.99	932,064	1,944	0.84
Short-term borrowings	4,771	26	2.20	517	2	1.37
FHLB and other borrowings	103,188	482	1.87	84,761	300	1.42
Total interest bearing liabilities	1,064,626	2,863	1.08	1,017,342	2,246	0.89
Noninterest bearing deposits	152,498			133,320
Other liabilities	5,909			5,654
Total liabilities	1,223,033			1,156,316
Shareholders' equity	126,861			120,416

Total liabilities and shareholders' equity	$1,349,894			$1,276,732
Net interest earnings		$11,793			$11,286
Interest spread			3.56%			3.64%
Net interest margin			3.73%			3.78%

Tax equivalent adjustment:
Securities		$146			$312

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017.

(dollars in thousands)	Six months ended June 30, 2018			Six months ended June 30, 2017
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$951,201	$22,229	4.71%	$849,839	$19,549	4.64%
Purchased credit impaired (PCI) loans	42,257	2,672	12.58	50,011	2,932	11.66
Total loans	993,458	24,901	5.05	899,850	22,481	5.04
Interest bearing bank balances	11,955	109	1.83	14,207	78	1.11
Federal funds sold	72	1	1.71	93	-	1.00
Securities (taxable)	175,667	2,452	2.79	182,734	2,406	2.63
Securities (tax exempt)(1)	79,091	1,424	3.60	85,353	1,822	4.27
Total earning assets	1,260,243	28,887	4.62	1,182,237	26,787	4.57
Allowance for loan losses	(9,224)			(9,709)
Non-earning assets	90,567			88,919
Total assets	$1,341,586			$1,261,447

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$301,415	659	0.44	$240,110	295	0.25
Savings	93,604	121	0.26	91,829	121	0.27
Time deposits	556,546	3,718	1.35	586,722	3,307	1.14
Total deposits	951,565	4,498	0.95	918,661	3,723	0.82
Short-term borrowings	3,563	37	2.12	1,306	7	1.14
FHLB and other borrowings	104,354	940	1.79	87,354	597	1.38
Total interest bearing liabilities	1,059,482	5,475	1.04	1,007,321	4,327	0.87
Noninterest bearing deposits	150,446			130,091
Other liabilities	5,731			5,534
Total liabilities	1,215,659			1,142,946
Shareholders' equity	125,927			118,501

Total liabilities and shareholders' equity	$1,341,586			$1,261,447
Net interest earnings		$23,412			$22,460
Interest spread			3.58%			3.70%
Net interest margin			3.75%			3.83%

Tax equivalent adjustment:
Securities		$299			$619

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017.

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

There was no provision for loan losses on the loan portfolio, excluding PCI loans, during either of the three and six months ended June 30, 2018 and 2017. The absence of a provision in the first and second quarters of 2018 was the direct result of nominal charge-offs and stable asset quality. There was no provision for loan losses on the PCI loan portfolio during either of the three and six months ended June 30, 2018 and 2017. Additional discussion of loan quality is presented below.

There were net recoveries of $121,000 in the second quarter of 2018, compared with net charge-offs of $24,000 in the second quarter of 2017.  Total charge-offs were $120,000 for the second quarter of 2018 compared with $210,000 in the second quarter of 2017.  Recoveries of previously charged-off loans were $241,000 for the second quarter of 2018 compared with $186,000 in the second quarter of 2017.

There were net recoveries of $120,000 for the six months ended June 30, 2018, compared with net charge-offs of $4,000 for the six months ended June 30, 2017.  Total charge-offs were $204,000 for the six months ended June 30, 2018 compared with $295,000 for the six months ended June 30, 2017.  Recoveries of previously charged-off loans were $324,000 for the six months ended June 30, 2018 compared with $291,000 for the six months ended June 30, 2017.

Noninterest Income

Noninterest income increased $98,000, or 9.5%, and was $1.1 million in the second quarter of 2018. Other noninterest income, as a result of improved commission income, increased $68,000 year over year, and service charges increased $29,000. Gain on sale of loans was $53,000 in the second quarter of 2018 versus $0 in the second quarter of 2017. Offsetting these increases to noninterest income was a decrease of $53,000 in gain on securities transactions, when a gain of $37,000 was reported in the second quarter of 2017 compared with a loss of $16,000 in the second quarter of 2018.

Noninterest income was $2.2 million for the first six months of 2018, an increase of $138,000, or 6.8%, compared with $2.0 million for the first six months of 2017. Mortgage loan income of $191,000 for the first six months of 2018 was an increase of $87,000 from $104,000 for the same period in 2017. Service charges and fees accounts increased $85,000 for the first six months of 2018 compared with the same period in 2017 and were $1.2 million. Gain on sale of loans was $53,000 for the first six months of 2018 versus $0 for the same period in 2017. Other noninterest income, driven by higher commission income, reflected an increase of $48,000 for the first six months of 2018 over the same period in 2017. Partially offsetting these increases was a decline of $118,000 in gains on securities transactions.

Noninterest Expense

Noninterest expenses decreased $198,000, or 2.4%, when comparing the second quarter of 2018 to the same period in 2017. Amortization of intangibles decreased $339,000 year over year, and other operating expenses decreased by $215,000. Within the decrease of $215,000 in other operating expenses were declines of $113,000 in telephone and internet line, $64,000 in stationery, printing and supplies, $56,000 in marketing expense and $55,000 in credit expense. Offsetting these decreases to noninterest expenses were increases of $176,000 in salaries and employee benefits, $84,000 in equipment expenses, $34,000 in FDIC assessment, $29,000 in occupancy expenses, $22,000 in data processing fees and $11,000 in other real estate expenses mainly attributed to branch expansion activities that added three new offices during 2017.

Noninterest expenses were $17.6 million for the first six months of 2018, as compared with $16.7 million for the same period in 2017. This is an increase of $877,000, or 5.3%. Salaries and employee benefits increased $1.4 million for the first six months of 2018 compared with the same period in 2017. Within this increase, $723,000 was related to group hospital and medical insurance increases and $525,000 were related to increases in total salaries. Also impacting noninterest expenses for the first six months of 2018 compared with the same period in 2017 were increases of $114,000 in equipment expenses and $109,000 in occupancy expenses due to the branch expansion activities noted above. These increases were offset by a decline of $816,000 in amortization of intangibles, which became fully amortized in 2017.

Income Taxes

Income tax expense was $813,000 for the three months ended June 30, 2018, compared with income tax expense of $692,000 for the second quarter of 2017. For the six months ended June 30, 2018, income tax expense was $1.4 million compared with $1.8 million for the first six months of 2017. The effective tax rate for the second quarter of 2018 was 17.7% versus 19.1% in the second quarter of 2017. For the first six months of 2018, the effective tax rate was 17.5% and for the same period in 2017 it was 24.6%. The decrease in the Company’s effective tax rate resulted principally from the decrease in its applicable federal corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

FINANCIAL CONDITION

General

Total assets increased $17.7 million, or 1.3%, to $1.354 billion at June 30, 2018 when compared with December 31, 2017. Total loans, excluding PCI loans, were $967.4 million at June 30, 2018, increasing $25.3 million, or 2.7%, from year end 2017. Total PCI loans were $39.9 million at June 30, 2018 versus $44.3 million at year end 2017.

During the first six months of 2018, loans grew by $25.3 million, or 2.7%. Construction and land development loans grew by $11.3 million, or 10.5%, commercial loans grew by $11.0 million, or 6.9%, and commercial mortgages grew by $9.8 million, or 2.7%. Offsetting these increases were declining balances in residential 1 – 4 family mortgages, which declined by $9.9 million, or 4.4%, and multifamily loans, which decreased $4.7 million, or 8.0%. In March 2018, the Company purchased an in-market, high quality consumer auto loan pool totaling $9.0 million. The addition of these loans brought an increase in diversification to the portfolio. This purchase resulted in an increase of $8.5 million in consumer installment loans for the six months ended June 30, 2018.

The Company’s securities portfolio, excluding restricted equity securities, declined $7.8 million since year end 2017 to total $243.2 million at June 30, 2018. Net losses of $16,000 were realized during the second quarter of 2018 through sales and call activity. For the first six months of 2018, there have been net gains of $14,000 realized through sales and call activity. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $199.2 million at June 30, 2018 and $204.8 million at December 31, 2017. At June 30, 2018, the Company had a net unrealized loss on the AFS portfolio of $1.9 million compared with a net unrealized gain of $1.2 million at December 31, 2017. Municipal securities comprised 60.3% of the total AFS portfolio at June 30, 2018. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $23.8 million and $22.0 million at June 30, 2018 and December 31, 2017, respectively. There were federal funds sold of $180,000 at June 30, 2018 and federal funds purchased of $4.8 million at December 31, 2017. Interest bearing bank balances were $12.0 million at June 30, 2018 compared with $7.3 million at December 31, 2017.

Interest bearing deposits at June 30, 2018 were $971.9 million, an increase of $29.2 million from December 31, 2017. Time deposits less than or equal to $250,000 have shown the largest dollar volume growth during 2018 with $14.9 million in additional balances and now totaling $452.7 million. Time deposits over $250,000 grew by $6.1 million and were $116.7 million at June 30, 2018. NOW accounts grew by $5.9 million and were $163.0 million at June 30, 2018.

FHLB advances were $90.7 million at June 30, 2018, compared with $101.4 million at December 31, 2017.

Shareholders’ equity was $128.6 million at June 30, 2018 and $124.0 million at December 31, 2017. Shareholder’s equity to assets was 9.5% at June 30, 2018 and 9.3% at December 31, 2017.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $12.5 million at June 30, 2018 and net recoveries were $121,000 and $120,000 for the three and six months ended June 30, 2018, respectively. This compares with nonperforming assets of $11.8 million and net charge-offs of $1.1 million at and for the year ended December 31, 2017.

Nonperforming loans were $9.3 million at June 30, 2018, a $317,000 increase from $9.0 million at December 31, 2017. The $317,000 increase in nonperforming loans since December 31, 2017 was the net result of $2.6 million in additions to nonperforming loans and $2.3 million in reductions.  The increase related mainly to two residential 1-4 family construction relationships comprised of four loans totaling $1.3 million and one commercial real estate relationship loan of $964,000. With respect to the reductions in nonperforming loans, $1.1 million were payments to existing credits, $101,000 were charge-offs, $762,000 were paid off, and $343,000 returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 97.28% of nonaccrual loans at June 30, 2018 compared with 99.37% at December 31, 2017.  The ratio of nonperforming assets to loans and OREO increased slightly. The ratio was 1.29% at June 30, 2018 versus 1.25% at December 31, 2017.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2018 and December 31, 2017, total impaired loans, excluding PCI loans, equaled $17.4 million and $14.3 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2018	December 31, 2017
Nonaccrual loans	$9,343	$9,026
OREO	3,147	2,791
Total nonperforming assets	$12,490	$11,817

Accruing troubled debt restructure loans	$8,087	$5,271

Balances
Specific reserve on impaired loans	1,390	959
General reserve related to unimpaired loans	7,699	8,010
Total allowance for loan losses	$9,089	$8,969

Average loans during the year, net of unearned income	$951,201	$870,258

Impaired loans	17,430	14,297
Non-impaired loans	949,931	927,721
Total loans, net of unearned income	$967,361	$942,018

Ratios
Allowance for loan losses to loans	0.94%	0.95%
Allowance for loan losses to nonaccrual loans	97.28	99.37
General reserve to non-impaired loans	0.81	0.86
Nonaccrual loans to loans	0.97	0.96
Nonperforming assets to loans and OREO	1.29	1.25
Net (recoveries) charge-offs to average loans	(0.01)	0.12

The Company grants troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At June 30, 2018, the Company had 23 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Six of these loans totaling $3.3 million were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at June 30, 2018 was $9.3 million, of which $1.2 million were classified as nonaccrual.

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

A further breakout of nonaccrual loans, excluding PCI loans, at June 30, 2018 and December 31, 2017 is below (dollars in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$1,578	$1,962
Commercial	2,274	1,498
Construction and land development	5,184	4,277
Agriculture	—	68
Total real estate loans	9,036	7,805
Commercial loans	307	1,214
Consumer installment loans	—	7
Total loans	$9,343	$9,026

At June 30, 2018, the Company had nine construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at June 30, 2018 was $5.2 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all nine relationships was $610,000 at June 30, 2018, or 11.8% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

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

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III which became effective January 1, 2015, the federal banking regulators have defined four tests for assessing the capital strength and adequacy of banks, based on four definitions of capital. “Common equity tier 1 capital” is defined as common equity, retained earnings, and accumulated other comprehensive income (AOCI), less certain intangibles. “Tier 1 capital” is defined as common equity tier 1 capital plus qualifying perpetual preferred stock, tier 1 minority interests, and grandfathered trust preferred securities. “Tier 2 capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, non-tier 1 minority interests and a limited amount of the loan loss allowance. “Total capital” is defined as tier 1 capital plus tier 2 capital. Four risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets, and the ratios are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Common equity tier 1 capital ratio” is common equity tier 1 capital divided by risk-weighted assets. “Tier 1 risk-based capital ratio” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital ratio” is total capital divided by risk-weighted assets. The leverage ratio is tier 1 capital divided by total average assets.

The Company’s ratio of total risk-based capital was 13.3% at June 30, 2018 compared with 12.7% at December 31, 2017. The tier 1 risk-based capital ratio was 12.5% at June 30, 2018 and 11.9% at December 31, 2017. The Company’s tier 1 leverage ratio was 10.0% at June 30, 2018 and 9.7% at December 31, 2017.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.1% at June 30, 2018 and 11.5% at December 31, 2017.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Company does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At June 30, 2018, the Company had a capital conservation buffer of 5.3%, well above the 2018 required buffer of 1.875%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2018 and December 31, 2017 was as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash and due from banks	$11,607	$14,642
Interest bearing bank deposits	12,020	7,316
Federal funds sold	180	—
Available for sale securities, at fair value, unpledged	167,189	168,221
Total liquid assets	$190,996	$190,179

Deposits and other liabilities	$1,225,224	$1,212,187
Ratio of liquid assets to deposits and other liabilities	15.59%	15.69%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. During the second quarter of 2018 the Company obtained an additional line of credit of $20 million. The Company has a total of $55 million in this type of facility in aggregate.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2018 and December 31, 2017, is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit	$182,340	$163,686
Standby letters of credit	5,775	6,532
Total commitments with off-balance sheet risks	$188,115	$170,218

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

The fair value of the Company’s cash flow hedge was an unrealized gain of $387,000 and $177,000 at June 30, 2018 and December 31, 2017, respectively, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive (loss) income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2018 (dollars in thousands):

	June 30, 2018
	%	$
Change in Yield curve
+400 bp	5.7	2,682
+300 bp	4.3	2,014
+200 bp	2.7	1,277
+100 bp	1.0	481
most likely	—	—
-100 bp	(2.7)	(1,282)
-200 bp	(6.0)	(2,822)
-300 bp	(8.1)	(3,802)
-400 bp	(8.2)	(3,823)

At June 30, 2018, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 5.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 8.2%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2018

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2018

