Form 10-Q
period 2018-09-30
Community Bankers Trust Corp
filed 2018-11-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At September 30, 2018, there were 22,120,862 shares of the Company’s common stock outstanding.

1

COMMUNITY BANKERS TRUST CORPORATION

TABLE OF CONTENTS

FORM 10-Q

September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017*
ASSETS
Cash and due from banks	$12,918	$14,642
Interest bearing bank deposits	11,177	7,316
Federal funds sold	240	—
Total cash and cash equivalents	24,335	21,958

Securities available for sale, at fair value	200,603	204,834
Securities held to maturity, at cost (fair value of $43,195 and $46,888, respectively)	43,559	46,146
Equity securities, restricted, at cost	7,886	9,295
Total securities	252,048	260,275

Loans	962,425	942,018
Purchased credit impaired (PCI) loans	39,144	44,333
Total loans	1,001,569	986,351
Allowance for loan losses (loans of $8,993 and $8,969, respectively; PCI loans of $137 and $200, respectively)	(9,130)	(9,169)
Net loans	992,439	977,182

Bank premises and equipment, net	31,782	30,198
Bank premises and equipment held for sale	1,252	—
Other real estate owned	1,732	2,791
Bank owned life insurance	28,649	28,099
Other assets	18,183	15,687
Total assets	$1,350,420	$1,336,190

LIABILITIES
Deposits:
Noninterest bearing	$158,854	$153,028
Interest bearing	975,034	942,736
Total deposits	1,133,888	1,095,764

Federal funds purchased	10,000	4,849
Federal Home Loan Bank advances	63,820	101,429
Trust preferred capital notes	4,124	4,124
Other liabilities	6,785	6,021
Total liabilities	1,218,617	1,212,187

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,120,862 and 22,072,523 shares issued and outstanding, respectively)	221	221
Additional paid in capital	148,494	147,671
Retained deficit	(13,601)	(23,932)
Accumulated other comprehensive (loss) income	(3,311)	43
Total shareholders’ equity	131,803	124,003
Total liabilities and shareholders’ equity	$1,350,420	$1,336,190

* Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest and dividend income
Interest and fees on loans	$11,893	$10,127	$34,122	$29,676
Interest and fees on PCI loans	1,265	1,423	3,937	4,355
Interest on federal funds sold	—	1	1	1
Interest on deposits in other banks	94	65	203	143
Interest and dividends on securities
Taxable	1,364	1,171	3,816	3,577
Nontaxable	528	602	1,654	1,805
Total interest and dividend income	15,144	13,389	43,733	39,557
Interest expense
Interest on deposits	2,699	2,053	7,197	5,776
Interest on borrowed funds	465	310	1,442	914
Total interest expense	3,164	2,363	8,639	6,690
Net interest income	11,980	11,026	35,094	32,867
Provision for loan losses	—	150	—	150
Net interest income after provision for loan losses	11,980	10,876	35,094	32,717
Noninterest income
Service charges and fees	626	558	1,818	1,665
Gain on securities transactions, net	68	48	82	180
Gain on sale of other loans	65	—	118	—
Income on bank owned life insurance	184	188	551	572
Mortgage loan income	97	59	288	163
Other	171	145	522	448
Total noninterest income	1,211	998	3,379	3,028
Noninterest expense
Salaries and employee benefits	5,029	4,951	15,897	14,434
Occupancy expenses	780	857	2,361	2,329
Equipment expenses	366	305	1,024	849
FDIC assessment	195	185	599	550
Data processing fees	482	501	1,467	1,466
Amortization of intangibles	—	62	—	878
Other real estate expense, net	63	37	158	98
Other operating expenses	1,376	1,641	4,338	4,611
Total noninterest expense	8,291	8,539	25,844	25,215
Income before income taxes	4,900	3,335	12,629	10,530
Income tax expense	945	919	2,298	2,687
Net income	$3,955	$2,416	$10,331	$7,843
Net income per share — basic	$0.18	$0.11	$0.47	$0.36
Net income per share — diluted	$0.17	$0.11	$0.46	$0.35
Weighted average number of shares outstanding
Basic	22,115	22,041	22,095	22,000
Diluted	22,627	22,542	22,576	22,491

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$3,955	$2,416	$10,331	$7,843

Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities:
Change in unrealized (loss) gain in investment securities	(1,240)	66	(4,393)	2,001
Tax related to unrealized loss (gain) in investment securities	272	(23)	965	(692)
Reclassification adjustment for gain in securities sold	(68)	(48)	(82)	(180)
Tax related to realized gain in securities sold	15	17	18	62
Defined benefit pension plan:
Tax related to defined benefit pension plan	—	—	—	11
Cash flow hedge:
Change in unrealized (loss) gain in cash flow hedge	(35)	55	177	86
Tax related to cash flow hedge	8	(20)	(39)	(30)
Total other comprehensive (loss) income	(1,048)	47	(3,354)	1,258
Total comprehensive income	$2,907	$2,463	$6,977	$9,101

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2017	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	21	—	120	—	—	120
Exercise and issuance of employee stock options	67	—	666	—	—	666
Net income	—	—	—	7,843	—	7,843
Other comprehensive income	—	—	—	—	1,258	1,258
Balance September 30, 2017	22,048	$220	$147,453	$(23,285)	$35	$124,423
Balance January 1, 2018	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	13	—	122	—	—	122
Exercise and issuance of employee stock options	35	—	701	—	—	701
Net income	—	—	—	10,331	—	10,331
Other comprehensive loss	—	—	—	—	(3,354)	(3,354)
Balance September 30, 2018	22,121	$221	$148,494	$(13,601)	$(3,311)	$131,803

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(dollars in thousands)

	September 30, 2018	September 30, 2017
Operating activities:
Net income	$10,331	$7,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,461	2,136
Stock-based compensation expense	709	559
Tax benefit of exercised stock options	(43)	(105)
Amortization of purchased loan premium	195	141
Provision for loan losses	—	150
Amortization of security premiums and accretion of discounts, net	1,215	1,331
Net gain on sale of securities	(82)	(180)
Net gain on sale of loans	(118)	—
Net loss (gain) on sale and valuation of other real estate owned	21	(4)
Originations of mortgages held for sale	(872)	—
Proceeds from sales of mortgages held for sale	872	—
Increase in bank owned life insurance investment	(551)	(572)
Changes in assets and liabilities:
Increase in other assets	(912)	(1,526)
Increase in accrued expenses and other liabilities	763	400
Net cash provided by operating activities	12,989	10,173

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	31,397	47,313
Proceeds from calls/maturities/paydowns of held to maturity securities	2,504	660
Proceeds from sales/calls/maturities/paydowns of restricted equity securities	1,828	1,255
Purchase of available for sale securities	(32,691)	(40,839)
Purchase of held to maturity securities	—	(643)
Purchase of restricted equity securities	(419)	(1,321)
Proceeds from sale of other real estate owned	1,434	2,118
Net increase in loans	(21,782)	(49,063)
Principal recoveries of loans previously charged off	418	380
Purchase of premises and equipment, net	(4,297)	(2,370)
Purchase small business investment company fund investment	(420)	(525)
Proceeds from sale of loans	5,635	—
Net cash used in investing activities	(16,393)	(43,035)

Financing activities:
Net increase in deposits	38,124	41,088
Net increase (decrease) in federal funds purchased	5,151	(4,714)
Net decrease in short-term Federal Home Loan Bank borrowings	(26,500)	—
Payments on long-term Federal Home Loan Bank borrowings	(11,109)	(591)
Proceeds from issuance of common stock	115	227
Payments on long-term debt	—	(1,670)
Net cash provided by financing activities	5,781	34,340

Net increase in cash and cash equivalents	2,377	1,478

Cash and cash equivalents:
Beginning of the period	21,958	21,072
End of the period	$24,335	$22,550

Supplemental disclosures of cash flow information:
Interest paid	$8,193	$6,638
Income taxes paid	2,234	3,320
Transfers of loans to other real estate owned	396	397
Transfers of building premises and equipment to held for sale	1,252	—

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2018, the statements of income and comprehensive income for the three and nine months ended September 30, 2018, and the statements of changes in shareholders’ equity and cash flows for the nine months ended September 30, 2018. Results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

In August 2018 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes, modifies, and adds to existing fair value measurement disclosure requirements.

The following public company disclosure requirements are removed:

•	Transfers between Level 1 and Level 2 of the fair value hierarchy
•	The policy for determining when transfers between any of the three levels have occurred
•	The valuation processes used for Level 3 measurements

The following public company disclosure requirements are modified:

•	For certain investments that calculate the net asset value, timing of liquidation and redemption restrictions lapsing if the latter has been communicated to the reporting entity
•	A clarification that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date

The following public company disclosure requirements are new:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date
•	The range and weighted average of significant unobservable inputs used for Level 3 measurements. For certain unobservable inputs, an option to disclose other quantitative information in place of the weighted average is available to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs.

The ASU is effective for all entities in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Also in August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plan. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and adding a requirement to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$26,600	$30	$(593)	$26,037
U.S. Gov’t sponsored agencies	8,378	82	(36)	8,424
State, county and municipal	117,557	456	(2,269)	115,744
Corporate and other bonds	9,647	73	(69)	9,651
Mortgage backed – U.S. Gov’t agencies	14,420	114	(280)	14,254
Mortgage backed – U.S. Gov’t sponsored agencies	27,255	5	(767)	26,493
Total Securities Available for Sale	$203,857	$760	$(4,014)	$200,603

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(320)	$9,680
State, county and municipal	33,559	202	(246)	33,515
Total Securities Held to Maturity	$43,559	$202	$(566)	$43,195

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$27,478	$64	$(359)	$27,183
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	18,546	138	(169)	18,515
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

The amortized cost and fair value of securities at September 30, 2018 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,384	$14,047	$9,568	$9,556
Due after one year through five years	12,986	12,908	87,659	86,959
Due after five years through ten years	12,772	12,840	92,284	89,858
Due after ten years	3,417	3,400	14,346	14,230
Total securities	$43,559	$43,195	$203,857	$200,603

Proceeds from sales of securities available for sale were $8.4 million and $9.1 million during the three months ended
September 30, 2018 and 2017, respectively, and $24.2 million and $30.1 million for the nine months ended September 30, 2018 and 2017, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross realized gains	$93	$114	$161	$378
Gross realized losses	(25)	(66)	(79)	(198)
Net securities gains	$68	$48	$82	$180

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2018 and 2017.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$1,554	$(29)	$17,075	$(564)	$18,629	$(593)
U.S. Gov’t sponsored agencies	-	-	2,781	(36)	2,781	(36)
State, county and municipal	57,016	(1,105)	19,410	(1,164)	76,426	(2,269)
Corporate and other bonds	2,987	(34)	2,038	(35)	5,025	(69)
Mortgage backed – U.S. Gov’t agencies	4,484	(46)	3,525	(234)	8,009	(280)
Mortgage backed – U.S. Gov’t sponsored agencies	10,851	(230)	11,312	(537)	22,163	(767)
Total	$76,892	$(1,444)	$56,141	$(2,570)	$133,033	$(4,014)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,680	$(320)	$9,680	$(320)
State, county and municipal	11,486	(208)	1,230	(38)	12,716	(246)
Total	$11,486	$(208)	$10,910	$(358)	$22,396	$(566)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$5,097	$(36)	$14,795	$(323)	$19,892	$(359)
U.S. Gov’t sponsored agencies	497	(3)	5,040	(21)	5,537	(24)
State, county and municipal	20,740	(188)	9,569	(408)	30,309	(596)
Corporate and other bonds	-	-	2,772	(36)	2,772	(36)
Mortgage backed – U.S. Gov’t agencies	1,722	(25)	6,524	(144)	8,246	(169)
Mortgage backed – U.S. Gov’t sponsored agencies	6,525	(111)	7,985	(262)	14,510	(373)
Total	$34,581	$(363)	$46,685	$(1,194)	$81,266	$(1,557)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,845	$(155)	$9,845	$(155)
State, county and municipal	1,485	(14)	1,262	(19)	2,747	(33)
Total	$1,485	$(14)	$11,107	$(174)	$12,592	$(188)

The unrealized losses (impairments) in the investment portfolio at September 30, 2018 and December 31, 2017 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 243 securities at September 30, 2018. Of those, 234 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Five investment grade asset-backed securities comprised of student loan pools included in corporate obligations and four corporate bonds make up the remaining securities with unrealized losses at September 30, 2018. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $59.4 million and $71.7 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $7.0 million at each of September 30, 2018 and December 31, 2017 were pledged to secure lines of credit at the Federal Reserve discount window. At each of September 30, 2018 and December 31, 2017, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at September 30, 2018 and December 31, 2017 were comprised of the following (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$216,203	22.46%	$227,542	24.16%
Commercial	358,490	37.25	366,331	38.89
Construction and land development	135,021	14.03	107,814	11.44
Second mortgages	7,179	0.75	8,410	0.89
Multifamily	52,255	5.43	59,024	6.27
Agriculture	8,066	0.84	7,483	0.79
Total real estate loans	777,214	80.76	776,604	82.44
Commercial loans	170,310	17.70	159,024	16.88
Consumer installment loans	13,135	1.36	5,169	0.55
All other loans	1,766	0.18	1,221	0.13
Total loans	$962,425	100.00%	$942,018	100.00%

The Company held $18.0 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2018 and December 31, 2017. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $1.3 million and $824,000 at September 30, 2018 and December 31, 2017, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At September 30, 2018 and December 31, 2017, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of September 30, 2018 (dollars in thousands):

				Three months ended		Nine months ended
	September 30, 2018			September 30, 2018		September 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,579	$1,898	$—	$1,716	$11	$1,802	$33
Commercial	3,544	4,202	—	3,561	38	3,702	112
Construction and land development	464	464	—	426	—	318	—
Multifamily	2,559	2,559	—	2,559	31	1,279	92
Total real estate loans	8,146	9,123	—	8,262	80	7,101	237
Commercial loans	—	—	—	136	—	589	—
Subtotal impaired loans with no valuation allowance	8,146	9,123	—	8,398	80	7,690	237
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,404	2,901	317	2,298	20	2,266	57
Commercial	1,653	2,127	472	1,600	4	1,063	13
Construction and land development	4,146	5,414	507	4,471	—	4,589	—
Agriculture	—	—	—	—	—	34	—
Total real estate loans	8,203	10,442	1,296	8,369	24	7,952	70
Commercial loans	711	717	179	478	1	383	3
Consumer installment loans	5	5	1	3	—	4	—
Subtotal impaired loans with a valuation allowance	8,919	11,164	1,476	8,850	25	8,339	73
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,983	4,799	317	4,014	31	4,068	90
Commercial	5,197	6,329	472	5,161	42	4,765	125
Construction and land development	4,610	5,878	507	4,897	—	4,907	—
Multifamily	2,559	2,559	—	2,559	31	1,279	92
Agriculture	—	—	—	—	—	34	—
Total real estate loans	16,349	19,565	1,296	16,631	104	15,053	307
Commercial loans	711	717	179	614	1	972	3
Consumer installment loans	5	5	1	3	—	4	—
Total impaired loans	$17,065	$20,287	$1,476	$17,248	$105	$16,029	$310

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2017 and the three and nine months ended September 30, 2017 (dollars in thousands):

				Three months ended		Nine months ended
	December 31, 2017			September 30, 2017		September 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Average Investment	Interest Recognized	Average Investment	Interest Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,901	$2,246	$—	$1,935	$7	$1,941	$21
Commercial	3,862	4,477	—	3,802	39	4,582	114
Agriculture	—	—	—	129	—	65	—
Total real estate loans	5,763	6,723	—	5,866	46	6,588	135
Commercial loans	1,108	1,108	—	624	—	612	—
Subtotal impaired loans with no valuation allowance	6,871	7,831	—	6,490	46	7,200	135
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,216	2,640	290	2,373	20	2,426	59
Commercial	533	958	65	2,653	2	1,580	6
Construction and land development	4,277	5,537	556	4,290	—	4,595	—
Agriculture	68	71	8	33	—	16	—
Total real estate loans	7,094	9,206	919	9,349	22	8,617	65
Commercial loans	325	446	39	1,570	1	869	3
Consumer installment loans	7	7	1	20	—	91	—
Subtotal impaired loans with a valuation allowance	7,426	9,659	959	10,939	23	9,577	68
Total:
Mortgage loans on real estate:
Residential 1-4 family	4,117	4,886	290	4,308	27	4,367	80
Commercial	4,395	5,435	65	6,455	41	6,162	120
Construction and land development	4,277	5,537	556	4,290	—	4,595	—
Agriculture	68	71	8	162	—	81	—
Total real estate loans	12,857	15,929	919	15,215	68	15,205	200
Commercial loans	1,433	1,554	39	2,194	1	1,481	3
Consumer installment loans	7	7	1	20	—	91	—
Total impaired loans	$14,297	$17,490	$959	$17,429	$69	$16,777	$203

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2018 and December 31, 2017, is set forth in the table below (dollars in thousands):

	September 30, 2018	December 31, 2017
Nonaccruals	$8,894	$9,026
Trouble debt restructure and still accruing	8,171	5,271
Total impaired	$17,065	$14,297

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and nine months ended September 30, 2018 and 2017. For the three months ended September 30, 2018 and 2017, estimated interest income of $167,000 and $224,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2018 and 2017, estimated interest income of $471,000 and $550,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at September 30, 2018 and December 31, 2017. The following tables present an age analysis of past due status of loans by category as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$635	$1,530	$2,165	$214,038	$216,203
Commercial	84	2,243	2,327	356,163	358,490
Construction and land development	3	4,610	4,613	130,408	135,021
Second mortgages	—	—	—	7,179	7,179
Multifamily	2,559	—	2,559	49,696	52,255
Agriculture	—	—	—	8,066	8,066
Total real estate loans	3,281	8,383	11,664	765,550	777,214
Commercial loans	512	506	1,018	169,292	170,310
Consumer installment loans	22	5	27	13,108	13,135
All other loans	—	—	—	1,766	1,766
Total loans	$3,815	$8,894	$12,709	$949,716	$962,425

	December 31, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,056	$1,962	$3,018	$224,524	$227,542
Commercial	104	1,498	1,602	364,729	366,331
Construction and land development	—	4,277	4,277	103,537	107,814
Second mortgages	—	—	—	8,410	8,410
Multifamily	—	—	—	59,024	59,024
Agriculture	19	68	87	7,396	7,483
Total real estate loans	1,179	7,805	8,984	767,620	776,604
Commercial loans	48	1,214	1,262	157,762	159,024
Consumer installment loans	12	7	19	5,150	5,169
All other loans	—	—	—	1,221	1,221
Total loans	$1,239	$9,026	$10,265	$931,753	$942,018

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2018 and 2017 is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2018
	June 30, 2018	Provision Allocation	Charge-offs	Recoveries	September 30, 2018
Mortgage loans on real estate:
Residential 1-4 family	$3,551	$(392)	$(35)	$42	$3,166
Commercial	2,189	(477)	—	7	1,719
Construction and land development	1,429	(270)	(116)	1	1,044
Second mortgages	32	(2)	—	2	32
Multifamily	326	(2)	—	—	324
Agriculture	6	—	—	—	6
Total real estate loans	7,533	(1,143)	(151)	52	6,291
Commercial loans	1,162	380	(6)	31	1,567
Consumer installment loans	169	20	(33)	11	167
All other loans	3	2	—	—	5
Unallocated	222	741	—	—	963
Total loans	$9,089	$—	$(190)	$94	$8,993

	Three Months Ended September 30, 2017
	June 30, 2017	Provision Allocation	Charge-offs	Recoveries	September 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$3,797	$(444)	$(73)	$15	$3,295
Commercial	1,783	897	(457)	14	2,237
Construction and land development	1,383	(78)	(180)	—	1,125
Second mortgages	33	9	—	2	44
Multifamily	167	566	—	—	733
Agriculture	21	(2)	—	—	19
Total real estate loans	7,184	948	(710)	31	7,453
Commercial loans	1,457	(193)	(265)	2	1,001
Consumer installment loans	111	26	(86)	56	107
All other loans	9	(4)	—	—	5
Unallocated	728	(627)	—	—	101
Total loans	$9,489	$150	$(1,061)	$89	$8,667

	Nine Months Ended September 30, 2018
	December 31, 2017	Provision Allocation	Charge-offs	Recoveries	September 30, 2018
Mortgage loans on real estate:
Residential 1-4 family	$3,466	$(327)	$(88)	$115	$3,166
Commercial	2,423	(731)	—	27	1,719
Construction and land development	1,247	(124)	(116)	37	1,044
Second mortgages	24	4	—	4	32
Multifamily	496	(172)	—	—	324
Agriculture	14	(8)	—	—	6
Total real estate loans	7,670	(1,358)	(204)	183	6,291
Commercial loans	1,139	427	(45)	46	1,567
Consumer installment loans	110	16	(145)	186	167
All other loans	3	(1)	—	3	5
Unallocated	47	916	—	—	963
Total loans	$8,969	$—	$(394)	$418	$8,993

	Nine Months Ended September 30, 2017
	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	September 30, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$545	$(111)	$92	$3,295
Commercial	1,952	703	(457)	39	2,237
Construction and land development	2,195	(939)	(194)	63	1,125
Second mortgages	72	(79)	—	51	44
Multifamily	260	473	—	—	733
Agriculture	15	4	—	—	19
Total real estate loans	7,263	707	(762)	245	7,453
Commercial loans	602	779	(385)	5	1,001
Consumer installment loans	135	51	(209)	130	107
All other loans	7	(2)	—	—	5
Unallocated	1,486	(1,385)	—	—	101
Total loans	$9,493	$150	$(1,356)	$380	$8,667

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$317	$2,849	$3,166	$3,983	$212,220	$216,203
Commercial	472	1,247	1,719	5,197	353,293	358,490
Construction and land development	507	537	1,044	4,610	130,411	135,021
Second mortgages	—	32	32	—	7,179	7,179
Multifamily	—	324	324	2,559	49,696	52,255
Agriculture	—	6	6	—	8,066	8,066
Total real estate loans	1,296	4,995	6,291	16,349	760,865	777,214
Commercial loans	179	1,388	1,567	711	169,599	170,310
Consumer installment loans	1	166	167	5	13,130	13,135
All other loans	—	5	5	—	1,766	1,766
Unallocated	—	963	963	—	—	—
Total loans	$1,476	$7,517	$8,993	$17,065	$945,360	$962,425

	December 31, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$290	$3,176	$3,466	$4,117	$223,425	$227,542
Commercial	65	2,358	2,423	4,396	361,935	366,331
Construction and land development	556	691	1,247	4,276	103,538	107,814
Second mortgages	—	24	24	—	8,410	8,410
Multifamily	—	496	496	—	59,024	59,024
Agriculture	8	6	14	68	7,415	7,483
Total real estate loans	919	6,751	7,670	12,857	763,747	776,604
Commercial loans	39	1,100	1,139	1,433	157,591	159,024
Consumer installment loans	1	109	110	7	5,162	5,169
All other loans	—	3	3	—	1,221	1,221
Unallocated	—	47	47	—	—	—
Total loans	$959	$8,010	$8,969	$14,297	$927,721	$942,018

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $18.0 million and $18.0 million at September 30, 2018 and December 31, 2017, respectively.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$211,550	$3,016	$1,637	$—	$216,203
Commercial	350,683	4,072	3,735	—	358,490
Construction and land development	130,213	198	4,610	—	135,021
Second mortgages	7,084	95	—	—	7,179
Multifamily	49,089	607	2,559	—	52,255
Agriculture	8,066	—	—	—	8,066
Total real estate loans	756,685	7,988	12,541	—	777,214
Commercial loans	167,431	2,342	537	—	170,310
Consumer installment loans	13,122	8	5	—	13,135
All other loans	1,766	—	—	—	1,766
Total loans	$939,004	$10,338	$13,083	$—	$962,425

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$222,026	$3,442	$2,074	$—	$227,542
Commercial	355,188	8,145	2,998	—	366,331
Construction and land development	103,356	182	4,276	—	107,814
Second mortgages	8,187	223	—	—	8,410
Multifamily	56,452	—	2,572	—	59,024
Agriculture	7,010	385	88	—	7,483
Total real estate loans	752,219	12,377	12,008	—	776,604
Commercial loans	156,604	1,171	1,249	—	159,024
Consumer installment loans	5,137	25	7	—	5,169
All other loans	1,221	—	—	—	1,221
Total loans	$915,181	$13,573	$13,264	$—	$942,018

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 24 and 23 loans that met the definition of a TDR at September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018, the Company modified one commercial real estate loan that was considered to be a TDR. The Company restructured the terms for this loan, which had a pre- and post-modification balance of $126,000. During the nine months ended September 30, 2018, the Company modified one multifamily loan and one commercial real estate loan that were considered to be TDRs, which had a total pre- and post-modification balance of $2.6 million and $126,000, respectively. The Company restructured the terms for both loans.

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

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either of the three and nine months ended September 30, 2018 and 2017.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2018, the Company had 1-4 family mortgages in the amount of $112.3 million pledged to the Federal Home Loan Bank with a lendable collateral value of $89.8 million.

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

As of September 30, 2018 and December 31, 2017, the outstanding contractual balance of the PCI loans was $63.4 million and $71.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$35,053	89.55%	$39,805	89.79%
Commercial	759	1.94	547	1.23
Construction and land development	1,350	3.45	1,588	3.58
Second mortgages	1,735	4.43	2,136	4.82
Multifamily	247	0.63	257	0.58
Total real estate loans	39,144	100.00	44,333	100.00
Total PCI loans	$39,144	100.00%	$44,333	100.00%

During the three and nine months ended September 30, 2018, the Company recorded charge-offs of $63,000 on PCI loans in the residential 1-4 family loan category. There was no activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2017.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$137	$35,053	$200	$39,805
Commercial	—	759	—	547
Construction and land development	—	1,350	—	1,588
Second mortgages	—	1,735	—	2,136
Multifamily	—	247	—	257
Total real estate loans	137	39,144	200	44,333
Total PCI loans	$137	$39,144	$200	$44,333

The change in the accretable yield balance for the nine months ended September 30, 2018 and the year ended December 31, 2017, is as follows (dollars in thousands):

Balance, January 1, 2017	$48,355
Accretion	(5,729)
Reclassification from nonaccretable difference	1,500
Balance, December 31, 2017	$44,126
Accretion	(3,935)
Reclassification to nonaccretable difference	(1,400)
Balance, September 30, 2018	$38,791

The PCI loans were not classified as nonperforming assets as of September 30, 2018, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Other Real Estate Owned

The following table presents the balances of other real estate owned at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Residential 1-4 family	$665	$486
Commercial	15	15
Construction and land development	1,052	2,290
Total other real estate owned	$1,732	$2,791

At September 30, 2018, the Company had $507,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6.  Deposits

The following table provides interest bearing deposit information, by type, at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017

NOW	$147,026	$157,037
MMDA	128,277	143,363
Savings	94,972	93,980
Time deposits less than or equal to $250,000	491,044	437,810
Time deposits over $250,000	113,715	110,546
Total interest bearing deposits	$975,034	$942,736

Note 7. Accumulated Other Comprehensive (Loss) Income

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30, 2018
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(1,517)	$(1,048)	$302	$(2,263)
Other comprehensive loss before reclassifications	(968)	-	(27)	(995)
Amounts reclassified from AOCI	(53)	-	-	(53)
Net current period other comprehensive loss	(1,021)	-	(27)	(1,048)
Ending balance	$(2,538)	$(1,048)	$275	$(3,311)

	Three months ended September 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$769	$(756)	$(25)	$(12)
Other comprehensive income before reclassifications	43	-	35	78
Amounts reclassified from AOCI	(31)	-	-	(31)
Net current period other comprehensive income	12	-	35	47
Ending balance	$781	$(756)	$10	$35

	Nine months ended September 30, 2018
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive (loss) income before reclassifications	(3,428)	-	138	(3,290)
Amounts reclassified from AOCI	(64)	-	-	(64)
Net current period other comprehensive (loss) income	(3,492)	-	138	(3,354)
Ending balance	$(2,538)	$(1,048)	$275	$(3,311)

	Nine months ended September 30, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive Income (Loss)

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive income before reclassifications	1,309	11	56	1,376
Amounts reclassified from AOCI	(118)	-	-	(118)
Net current period other comprehensive income	1,191	11	56	1,258
Ending balance	$781	$(756)	$10	$35

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Three months ended
	September 30, 2018	September 30, 2017
Securities available for sale:
Unrealized gains on securities available for sale	$(68)	$(48)	Gain on securities transactions, net
Related tax expense	15	17	Income tax expense
	$(53)	$(31)	Net of tax

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income
	Nine months ended
	September 30, 2018	September 30, 2017
Securities available for sale:
Unrealized gains on securities available for sale	$(82)	$(180)	Gain on securities transactions, net
Related tax expense	18	62	Income tax expense
	$(64)	$(118)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2018.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$26,037	$1,984	$24,053	$-
U.S. Gov’t sponsored agencies	8,424	-	8,424	-
State, county and municipal	115,744	1,447	114,297	-
Corporate and other bonds	9,651	-	9,651	-
Mortgage backed – U.S. Gov’t agencies	14,254	-	14,254	-
Mortgage backed – U.S. Gov’t sponsored agencies	26,493	1,387	25,106	-
Total investment securities available for sale	200,603	4,818	195,785	-
Cash flow hedge	353	-	353	-
Total assets at fair value	$200,956	$4,818	$196,138	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$27,183	$-	$27,183	$-
U.S. Gov’t sponsored agencies	9,278	-	9,278	-
State, county and municipal	125,760	332	125,428	-
Corporate and other bonds	7,460	-	7,460	-
Mortgage backed – U.S. Gov’t agencies	18,515	-	18,515	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,638	-	16,638	-
Total investment securities available for sale	204,834	332	204,502	-
Cash flow hedge	177	-	177	-
Total assets at fair value	$205,011	$332	$204,679	$-
Total liabilities at fair value	$-	$-	$-	$-

Investment securities available for sale

Investment securities available for sale are recorded at fair value each reporting period. Fair value measurement is based upon quoted prices, if available (Level 1). Quoted prices are available within the same month as the settlement date of the related security transaction. As a result, investment securities held at December 31, 2017 priced as Level 1 that were still held at September 30, 2018 were priced as Level 2 securities. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,825	$—	$—	$8,825
Bank premises and equipment held for sale	1,252	—	700	552
Other real estate owned	1,732	—	—	1,732
Total assets at fair value	$11,809	$—	$700	$11,109
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,915	$—	$1,306	$6,609
Other real estate owned	2,791	—	1,203	1,588
Total assets at fair value	$10,706	$—	$2,509	$8,197
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2018 and December 31, 2017, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and/or deemed to be invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value without further adjustment for unobservable inputs, the Company records the impaired loan within Level 2.

The Company may also identify collateral deterioration based on current market sales data, including price and absorption, as well as input from real estate sales professionals and developers, county or city tax assessments, market data and on-site inspections by Company personnel. When management determines that the fair value of the collateral is further impaired below the appraised value, due to such things as absorption rates and market conditions, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. At September 30, 2018 and December 31, 2017, the Level 3 weighted average adjustments related to impaired loans were 19.0% and 38.0%, respectively. In instances where an appraisal received subsequent to an internally prepared estimate reflects a higher collateral value, management does not revise the carrying amount. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Reviews of classified loans are performed by management on a quarterly basis.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$43,559	$43,195	$—	$43,195	$—
Loans, net of allowance	953,432	958,935	—	—	958,935
PCI loans, net of allowance	39,007	42,519	—	—	42,519

Financial liabilities:
Interest bearing deposits	975,034	973,178	—	973,178	—
Borrowings	67,944	67,591	—	67,591	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,146	$46,888	$—	$46,888	$—
Loans, net of allowance	933,049	933,938	—	927,329	6,609
PCI loans, net of allowance	44,133	48,655	—	—	48,655

Financial liabilities:
Interest bearing deposits	942,736	943,037	—	943,037	—
Borrowings	105,553	105,363	—	105,363	—

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Common Share Amount
For the three months September 30, 2018
Basic EPS	$3,955	22,115	$0.18
Effect of dilutive stock awards	—	512	(0.01)
Diluted EPS	$3,955	22,627	$0.17

For the three months ended September 30, 2017
Basic EPS	$2,416	22,041	$0.11
Effect of dilutive stock awards	—	501	—
Diluted EPS	$2,416	22,542	$0.11

For the nine months ended September 30, 2018
Basic EPS	$10,331	22,095	$0.47
Effect of dilutive stock awards	—	481	(0.01)
Diluted EPS	$10,331	22,576	$0.46

For the nine months ended September 30, 2017
Basic EPS	$7,843	22,000	$0.36
Effect of dilutive stock awards	—	491	(0.01)
Diluted EPS	$7,843	22,491	$0.35

There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017, respectively.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest cost	$39	$39	$117	$117
Expected return on plan assets	(59)	(70)	(177)	(210)
Amortization of prior service cost	1	1	3	3
Recognized net loss due to settlement	—	—	—	—
Recognized net actuarial loss	15	12	45	36
Net periodic benefit income	$(4)	$(18)	$(12)	$(54)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $0 and $390,000 of cash pledged as collateral for the periods ended September 30, 2018 and December 31, 2017, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and nine months ended September 30, 2018 and 2017. The fair value of the Company’s cash flow hedge was an unrealized gain of $353,000 and $177,000 at September 30, 2018 and December 31, 2017, respectively, and was recorded in other assets. The gain was recorded as a component of other comprehensive (loss) income net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$411	$376	$1,192	$1,130
Interchange and ATM fees	215	183	626	535
Brokerage fees and commissions	76	68	272	208
Noninterest income (in-scope of Topic 606)	702	627	2,090	1,873
Noninterest income (out-of-scope of Topic 606)	509	371	1,289	1,155
Total noninterest income	$1,211	$998	$3,379	$3,028

Note 13. Bank Premises and Equipment Held for Sale

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

The Prince Street branch building is being marketed for sale. The book value of $552,000 reflects the lower of cost or fair market value at September 30, 2018 and has been classified as held for sale on the consolidated balance sheet.

Also included in bank premises and equipment held for sale is a piece of land the Company was holding as a possible future branch site. The Company has decided not to pursue that location and is marketing the property. The book value of $700,000 reflects the lower of cost or fair market value at September 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2018 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2018 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has made an estimate of the total cash flows it expects to collect from each pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows that it expects to collect from the pool is referred to as nonaccretable difference, and is not recorded. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through the allowance for loan losses. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no such interest or penalties during the three and nine months ended September 30, 2018 and 2017. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore, no allowance is required.

The Company and the Bank are subject to U.S. federal income tax as well as Virginia and Maryland state income tax. All years from 2014 through 2017 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income of $4.0 million for the third quarter of 2018 was an increase of $1.5 million, or 63.7%, over net income of $2.4 million for the third quarter of 2017. Pre-tax net income increased $1.6 million, or 46.9%, in the third quarter of 2018. Interest and dividend income increased by $1.8 million in the third quarter of 2018 compared with the same period in 2017, driven by interest and fees on loans, which increased $1.8 million. Noninterest income increased by $213,000 year-over-year, and noninterest expenses declined by $248,000. Offsetting these increases was an increase in income tax expense, which was $26,000 greater, year-over-year, based on the increase in pre-tax income but lessened by the reduction in the corporate tax rate, from 34% to 21%.

Net income was $10.3 million for the first nine months of 2018 compared with $7.8 million for the same period in 2017. This is an increase of $2.5 million, or 31.7%. Increases were in interest and dividend income, which increased by $4.2 million, or 10.6%, and in noninterest income, which increased by $351,000, or 11.6%. Also positively affecting earnings were a reduction of $150,000 in the provision for loan losses and a decrease of $389,000 in income tax expense when comparing the two periods. Offsetting these increases to net income were an increase of $1.9 million in interest expense and an increase of $629,000 in noninterest expense. By comparing pre-tax income for the two periods, most of the effect of the Tax Cuts and Jobs Act of 2017 is eliminated. This comparison reflects that income before income taxes increased by $2.1 million, or 19.9%, for the first nine months of 2018 compared with the same period in 2017.

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

Net interest income increased $954,000, or 8.7%, from the third quarter of 2017 to the third quarter of 2018. Net interest income was $12.0 million in the third quarter of 2018 compared with $11.0 million for the same period in 2017. Interest and dividend income increased $1.8 million, or 13.1%, over this time period. The increase in interest and dividend income was generated by an increase of $70.3 million, or 5.8%, in the level of earning assets. The yield on earning assets increased from 4.51% in the third quarter of 2017 to 4.76% in the third quarter of 2018. The average balance of loans, excluding PCI loans, increased $96.3 million, or 11.1%, from $869.5 million in the third quarter of 2017 to $965.8 million in the third quarter of 2018. Interest income on securities increased $119,000 and was $1.9 million in the third quarter of 2018, compared to $1.8 million in the third quarter of 2017. On a tax-equivalent basis, the yield on investment securities was 3.21% in the third quarter of 2018, based on a 21% tax rate, and 3.10% in the third quarter of 2017, based on a 34% tax rate. Interest on deposits in other banks increased by $29,000 in the third quarter of 2018 over the same period in 2017 primarily due to an increase in the return on those balances from 1.40% in 2017 to 2.45% in 2018.

Interest on PCI loans was $1.3 million in the third quarter of 2018 compared with $1.4 million in the third quarter of 2017. The average balance of the PCI portfolio declined $7.7 million during the year-over-year comparison period.

Interest expense increased $801,000, or 33.9%, when comparing the third quarter of 2017 and the third quarter of 2018. Interest expense on deposits increased $646,000, or 31.5%, as the average balance of interest bearing deposits increased $33.5 million, or 3.6%. The increase in deposit cost was driven by an increase in the average balance of demand – interest bearing accounts, which increased a combined $4.2 million year-over-year. Likewise, the cost of these balances increased $13,000, from 0.40% to 0.42%, over the same time frame. Higher cost time deposit average balances increased over the comparison period by $25.7 million, and expense on this category increased by $631,000, resulting in an increase in cost from 1.19% to 1.56%. The average balance of FHLB and other borrowings increased $13.1 million year-over-year, and there was an increase in the rate paid, from 1.57% in the third quarter of 2017 to 1.98% in the third quarter of 2018. This resulted in an increase in the expense of this wholesale funding source of $144,000, to $452,000 in the third quarter of 2018. The average balance of FHLB and other borrowings was $90.8 million in the third quarter of 2018. Overall, the Company’s cost of interest bearing liabilities increased 26 basis points, from 0.92% in the third quarter of 2017 to 1.18% in the third quarter of 2018.

The tax-equivalent net interest margin increased three basis points, from 3.74% in the third quarter of 2018 to 3.77% in the third quarter of 2018. The interest spread decreased from 3.59% to 3.58% over the same time period.  Net interest margin increased despite the decrease in interest spread because growth in the average balance of earning assets of $70.3 million was partially funded by growth in the average balance of noninterest bearing deposits of $18.9 million.

For the first nine months of 2018 compared with the same period in 2017, net interest income increased $2.2 million, or 6.8%, and was $35.1 million. The yield on earning assets was 4.67% for the first nine months of 2018 compared with 4.55% for the first nine months of 2017. Interest and fees on loans of $34.1 million in the first three quarters of 2018 was an increase of $4.4 million compared with $29.7 million for the same period in 2017. Interest and fees on PCI loans declined $418,000 over this same time frame. Securities income increased $88,000 for the first nine months of 2018 compared with the same period in 2017. Interest on deposits in other banks increased $60,000 for the first three quarters of 2018 over the same period in 2017 primarily due to an increase in the return on those balances from 1.22% to 2.08%. On a tax-equivalent basis, income on securities decreased $402,000, primarily the result of less benefit on bank qualified municipal securities from the enactment of the Tax Cut and Jobs Act in December 2017. The tax-equivalent yield on the portfolio was 3.10% for the first three quarters of 2018, based on a 21% tax rate, and 3.14% for the same period in 2017, based on a 34% tax rate.

Interest expense of $8.6 million represented an increase of $1.9 million in the first nine months of 2018 compared with the same period in 2017. Average interest bearing liabilities increased $50.9 million, or 5.0%, as loan growth was fueled by an increase of $42.0 million, or 16.6%, in the average balance of demand - interest bearing accounts. This has allowed more expensive time deposit balances to decrease, on average, by $11.4 million, or 2.0%, resulting in a $33.1 million increase in the average balance of total deposits.

The tax equivalent net interest margin declined from 3.80% for the first nine months of 2017 to 3.76% for the first nine months of 2018. While the yield on earning assets increased by 12 basis points over this time frame, the competition for funding has pushed the cost of interest bearing liabilities up, from 0.89% to 1.09%. Likewise, the net interest spread declined and was 3.58% for the first nine months of 2018 versus 3.66% for the first nine months of 2017.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2018 and 2017. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

(Dollars in thousands)	Three months ended September 30, 2018			Three months ended September 30, 2017
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$965,763	$11,893	4.89%	$869,501	$10,127	4.62%
PCI loans	39,614	1,265	12.49	47,358	1,423	11.76
Total loans	1,005,377	13,158	5.19	916,859	11,550	5.00
Interest bearing bank balances	15,244	94	2.45	18,333	65	1.40
Federal funds sold	91	-	1.92	105	1	1.21
Securities (taxable)	179,738	1,364	3.04	182,703	1,171	2.56
Securities (tax exempt)(1)	73,985	669	3.62	86,106	912	4.24
Total earning assets	1,274,435	15,285	4.76	1,204,106	13,699	4.51
Allowance for loan losses	(9,219)			(9,523)
Non-earning assets	94,804			89,935
Total assets	$1,360,020			$1,284,518

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$284,407	297	0.42	$280,253	284	0.40
Savings	94,487	62	0.26	90,774	60	0.26
Time deposits	593,450	2,340	1.56	567,800	1,709	1.19
Total interest bearing deposits	972,344	2,699	1.10	938,827	2,053	0.87
Short-term borrowings	2,163	13	2.32	381	2	1.67
FHLB and other borrowings	90,761	452	1.98	77,617	308	1.57
Total interest bearing liabilities	1,065,268	3,164	1.18	1,016,825	2,363	0.92
Noninterest bearing deposits	157,252			138,330
Other liabilities	6,509			5,395
Total liabilities	1,229,029			1,160,550
Shareholders' equity	130,991			123,968

Total liabilities and shareholders' equity	$1,360,020			$1,284,518
Net interest earnings		$12,121			$11,336
Interest spread			3.58%			3.59%
Net interest margin			3.77%			3.74%

Tax equivalent adjustment:
Securities		$140			$310

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017.

(Dollars in thousands)	Nine months ended September 30, 2018			Nine months ended September 30, 2017
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$956,109	$34,122	4.77%	$856,465	$29,676	4.63%
PCI loans	41,366	3,937	12.55	49,117	4,355	11.69
Total loans	997,475	38,059	5.10	905,582	34,031	5.02
Interest bearing bank balances	13,063	203	2.08	15,597	143	1.22
Federal funds sold	79	1	1.80	97	1	1.08
Securities (taxable)	177,039	3,816	2.87	182,724	3,577	2.61
Securities (tax exempt)(1)	77,370	2,094	3.61	85,607	2,735	4.26
Total earning assets	1,265,026	44,173	4.67	1,189,607	40,487	4.55
Allowance for loan losses	(9,222)			(9,647)
Non-earning assets	91,994			89,261
Total assets	$1,347,798			$1,269,221

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$295,683	957	0.43	$253,638	579	0.31
Savings	93,902	184	0.26	91,473	181	0.27
Time deposits	568,983	6,056	1.42	580,346	5,016	1.16
Total interest bearing deposits	958,568	7,197	1.00	925,457	5,776	0.83
Short-term borrowings	3,091	50	2.17	994	9	1.21
FHLB and other borrowings	99,773	1,392	1.84	84,072	905	1.44
Total interest bearing liabilities	1,061,432	8,639	1.09	1,010,523	6,690	0.89
Noninterest bearing deposits	152,740			132,868
Other liabilities	5,992			5,487
Total liabilities	1,220,164			1,148,878
Shareholders' equity	127,634			120,343

Total liabilities and shareholders' equity	$1,347,798			$1,269,221
Net interest earnings		$35,534			$33,797
Interest spread			3.58%			3.66%
Net interest margin			3.76%			3.80%

Tax equivalent adjustment:
Securities		$440			$930

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for 2017.

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

There was no provision for loan losses on the loan portfolio, excluding PCI loans, during either of the three and nine months ended September 30, 2018 and 2017. The absence of a provision through the first nine months of 2018 was the direct result of nominal charge-offs and stable asset quality. There was no provision for loan losses on the PCI loan portfolio during either of the three and nine months ended September 30, 2018 and 2017. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net charge-offs of $96,000 in the third quarter of 2018, compared with net charge-offs of $972,000 in the third quarter of 2017.  Total charge-offs were $190,000 for the third quarter of 2018 compared with $1.1 million in the third quarter of 2017.  Recoveries of previously charged-off loans were $94,000 for the third quarter of 2018 compared with $89,000 in the third quarter of 2017.

There were net recoveries of $24,000 for the nine months ended September 30, 2018 for loans, excluding PCI loans, compared with net charge-offs of $976,000 for the nine months ended September 30, 2017.  Total charge-offs were $394,000 for the nine months ended September 30, 2018 compared with $1.4 million for the nine months ended September 30, 2017.  Recoveries of previously charged-off loans were $418,000 for the nine months ended September 30, 2018 compared with $380,000 for the nine months ended September 30, 2017.

Noninterest Income

Noninterest income increased $213,000, or 21.3%, and was $1.2 million in the third quarter of 2018 compared with $998,000 in the third quarter of 2017. Service charges and fees exhibited the largest increase, $68,000, in the third quarter of 2018 compared with the same period in 2017 and were $626,000. Gain on sale of loans was $65,000 in the third quarter of 2018 compared with $0 in the third quarter of 2017. Mortgage loan income increased $38,000 year-over-year, from $59,000 in the third quarter of 2017 to $97,000 in the same period in 2018. Other noninterest income, once again as a result of improved brokerage commission and investment dividend income, increased $26,000 year-over-year.

Noninterest income was $3.4 million for the first nine months of 2018, an increase of $351,000, or 11.6%, compared with $3.0 million for the first nine months of 2017. Service charges and fees increased $153,000 for the first nine months of 2018 compared with the same period in 2017 and were $1.8 million. Mortgage loan income of $288,000 for the first nine months of 2018 was an increase of $125,000 from $163,000 for the same period in 2017. Gain on sale of loans was $118,000 for the first nine months of 2018 versus $0 for the same period in 2017. Other noninterest income, driven by higher brokerage commission and investment dividend income, reflected an increase of $74,000 for the first nine months of 2018 over the same period in 2017. Partially offsetting these increases was a decline of $98,000 in gain on securities transactions, net, which were $82,000 for the first nine months of 2018.

Noninterest Expense

Noninterest expenses decreased $248,000, or 2.9%, when comparing the third quarter of 2018 to the same period in 2017. Other operating expenses decreased $265,000, or 16.1%. Bank franchise tax declined by $121,000 over the comparison period due to refunds received on amended returns during the third quarter of 2018, as did telephone and internet line expense, which decreased by $114,000 as a result of bringing line monitoring management in-house during the second quarter of 2018, and credit expense, which decreased by $67,000. Occupancy expense decreased by $77,000 year-over-year and amortization of intangibles decreased $62,000 year-over-year. Offsetting these decreases to noninterest expenses were increases of $78,000 in salaries and employee benefits, $61,000 in equipment expenses and $26,000 in other real estate expenses, net.

Noninterest expenses were $25.8 million for the first nine months of 2018, as compared with $25.2 million for the same period in 2017. This is an increase of $629,000, or 2.5%. Salaries and employee benefits increased $1.5 million for the first nine months of 2018 compared with the same period in 2017. Within this increase, $668,000 was related to group hospital and medical insurance increases and $576,000 was related to increases in total salaries. Also impacting noninterest expenses for the first nine months of 2018 compared with the same period in 2017 were increases of $175,000 in equipment expenses and $32,000 in occupancy expenses reflecting the opening of three new branches during 2017. Other real estate expenses, net, also increased $60,000 during the same period. These increases were offset by a decline of $878,000 in amortization of intangibles, which became fully amortized in 2017, and a decline of $273,000 in other operating expenses. Significant decreases in 2018 in other operating expenses were declines of $160,000 in telephone and internet line expense due to the in-house change noted above, $135,000 in credit expense, $97,000 in stationery, printing and supplies and $79,000 in bank franchise tax. Other expenses included in other operating expenses increased $140,000 for the first nine months of 2018 compared with the same period in 2017 as did outside vendor fees, which increased by $92,000.

Income Taxes

Income tax expense was $945,000 for the three months ended September 30, 2018, compared with income tax expense of $919,000 for the third quarter of 2017. For the nine months ended September 30, 2018, income tax expense was $2.3 million compared with $2.7 million for the first nine months of 2017. The effective tax rate for the third quarter of 2018 was 19.3% versus 27.6% in the third quarter of 2017. For the first nine months of 2018, the effective tax rate was 18.2% and, for the same period in 2017, it was 25.5%. The decrease in the Company’s effective tax rate resulted principally from the decrease in its applicable federal corporate income tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted in December 2017.

FINANCIAL CONDITION

General

Total assets increased $14.2 million, or 1.1%, to $1.350 billion at September 30, 2018 when compared with December 31, 2017. Total loans, excluding PCI loans, were $962.4 million at September 30, 2018, increasing $20.4 million, or 2.2%, from year end 2017.  Total PCI loans were $39.1 million at September 30, 2018 versus $44.3 million at year end 2017.

During the first nine months of 2018, loans grew by $20.4 million, or 2.2%. Construction and land development loans grew by $27.2 million, or 25.2%, commercial loans grew by $11.3 million, or 7.1%, and consumer installment loans grew by $8.0 million. Offsetting these increases were declining balances in residential 1 – 4 family mortgages, which declined by $11.3 million, or 5.0%, commercial mortgage loans, which declined by $7.8 million, or 2.1%, and multifamily loans, which decreased $6.8 million, or 11.5%. In March 2018, the Company purchased an in-market, high quality consumer auto loan pool totaling $9.0 million. The addition of these loans brought an increase in diversification to the portfolio.

The Company’s securities portfolio, excluding restricted equity securities of $7.9 million, declined $6.8 million since year end 2017 to total $244.2 million at September 30, 2018. Net gains of $68,000 were realized during the third quarter of 2018 through sales and call activity. For the first nine months of 2018, there were net gains of $82,000 realized through sales and call activity. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of market changes in the value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The market value of the AFS portfolio was $200.6 million at September 30, 2018 and $204.8 million at December 31, 2017. At September 30, 2018, the Company had a net unrealized loss on the AFS portfolio of $3.3 million compared with a net unrealized gain of $1.2 million at December 31, 2017. Municipal securities comprised 57.7% of the total AFS portfolio at September 30, 2018. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $24.3 million and $22.0 million at September 30, 2018 and December 31, 2017, respectively. There were federal funds sold of $240,000 at September 30, 2018. There were federal funds purchased of $10.0 million at September 30, 2018 and $4.8 million at December 31, 2017. Interest bearing bank balances were $11.2 million at September 30, 2018 compared with $7.3 million at December 31, 2017.

Interest bearing deposits at September 30, 2018 were $975.0 million, an increase of $32.3 million from December 31, 2017. Time deposits less than or equal to $250,000 have shown the largest dollar volume growth during 2018 with $53.2 million in additional balances and totaling $491.0 million at quarter end. Time deposits over $250,000 grew by $3.2 million and were $113.7 million at September 30, 2018. NOW accounts decreased by $10.0 million and were $147.0 million at September 30, 2018. The overall increase has allowed the Company to decrease balances with brokered time deposits by $12.0 million over the last year, and those balances were only $2.5 million at September 30, 2018.

FHLB advances were $63.8 million at September 30, 2018, compared with $101.4 million at December 31, 2017.

Shareholders’ equity was $131.8 million at September 30, 2018 and $124.0 million at December 31, 2017. Shareholder’s equity to assets was 9.8% at September 30, 2018 and 9.3% at December 31, 2017.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $10.6 million at September 30, 2018 and net charge-offs were $96,000 for the three months ended September 30, 2018 and net recoveries were $24,000 for the nine months ended September 30, 2018. This compares with nonperforming assets of $11.8 million at and net charge-offs of $1.1 million for the year ended December 31, 2017.

Nonperforming loans were $8.9 million at September 30, 2018, a $132,000 decrease from $9.0 million at December 31, 2017. The $132,000 decrease in nonperforming loans since December 31, 2017 was the net result of $3.1 million in additions to nonperforming loans and $3.2 million in reductions.  The increase related mainly to two residential 1-4 family construction relationships comprised of four loans totaling $1.5 million, one commercial real estate relationship loan of $964,000, and one commercial relationship loan of $285,000. With respect to the reductions in nonperforming loans, $1.3 million were payments to existing credits, $266,000 were charge-offs, $1.3 million were paid off, and $360,000 returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 101.11% of nonaccrual loans at September 30, 2018 compared with 99.37% at December 31, 2017.  The ratio of nonperforming assets to loans and OREO decreased 15 basis points. The ratio was 1.10% at September 30, 2018 versus 1.25% at December 31, 2017.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2018 and December 31, 2017, total impaired loans, excluding PCI loans, equaled $17.1 million and $14.3 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Nonaccrual loans	$8,894	$9,026
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	8,894	9,026
OREO	1,732	2,791
Total nonperforming assets	$10,626	$11,817

Accruing troubled debt restructure loans	$8,171	$5,271

Balances
Specific reserve on impaired loans	1,476	959
General reserve related to unimpaired loans	7,517	8,010
Total allowance for loan losses	8,993	8,969

Average loans during the year, net of unearned income	956,109	870,258

Impaired loans	17,065	14,297
Non-impaired loans	945,360	927,721
Total loans, net of unearned income	962,425	942,018

Ratios
Allowance for loan losses to loans	0.93%	0.95%
Allowance for loan losses to nonaccrual loans	101.11	99.37
General reserve to non-impaired loans	0.80	0.86
Nonaccrual loans to loans	0.92	0.96
Nonperforming assets to loans and OREO	1.10	1.25
Net (recoveries) charge-offs to average loans	(0.00)	0.12

The Company grants troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. At September 30, 2018, the Company had 24 loans that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. Six of these loans totaling $3.3 million were restructured using multiple new loans. The aggregated outstanding principal of all TDR loans at September 30, 2018 was $9.4 million, of which $1.2 million were classified as nonaccrual.

The primary benefit of the restructured multiple loan workout strategy is to maximize the potential return by restructuring the loan into a “good loan” (the A loan) and a “bad loan” (the B loan). The impact on interest is positive because the Company is collecting interest on the A loan rather than potentially not collecting interest on the entire original loan structure. The A loan is underwritten pursuant to the Company’s standard requirements and graded accordingly. The B loan is classified as either “doubtful” or “loss”. An impairment analysis is performed on the B loan and, based on its results, all or a portion of the B loan is charged-off or a specific loan loss reserve is established.

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

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2018 and December 31, 2017 is below (dollars in thousands):

	September 30, 2018	December 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$1,530	$1,962
Commercial	2,243	1,498
Construction and land development	4,610	4,277
Agriculture	—	68
Total real estate loans	8,383	7,805
Commercial loans	506	1,214
Consumer installment loans	5	7
Total loans	$8,894	$9,026

At September 30, 2018, the Company had seven construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers. All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at September 30, 2018 was $4.6 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all seven relationships was $507,000 at September 30, 2018, or 11.0% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company ordered appraisals for all loans with balances in excess of $250,000 unless there existed an appraisal that was not older than 18 months and/or deemed to be invalid. The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

Asset Quality – PCI loans

Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The Company makes an estimate of the total cash flows that it expects to collect from a pool of PCI loans, which include undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairment in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool. The Company charged $63,000 to the allowance for loan losses during the third quarter of 2018 related to a post-acquisition advance on an acquired line of credit which is not reflected in the expected cash flow estimate.

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

Effective September 2018, the Federal Reserve raised the total consolidated asset limit in the Small Bank Holding Company Policy Statement from $1 billion to $3 billion, thereby eliminating the Company’s consolidated capital reporting requirements. Therefore, the Company only reports capital information at the Bank level.

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

The Bank’s ratio of total risk-based capital was 13.4% at September 30, 2018 compared with 12.5% at December 31, 2017. The tier 1 risk-based capital ratio was 12.6% at September 30, 2018 and 11.7% at December 31, 2017. The Bank’s tier 1 leverage ratio was 10.0% at September 30, 2018 and 9.6% at December 31, 2017.  All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.6% at September 30, 2018 and 11.7% at December 31, 2017.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The capital conservation buffer will be phased in between January 1, 2016 and January 1, 2019. At September 30, 2018, the Bank had a capital conservation buffer of 5.5%, well above the 2018 required buffer of 1.875%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2018 and December 31, 2017 was as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Cash and due from banks	$12,918	$14,642
Interest bearing bank deposits	11,177	7,316
Federal funds sold	240	—
Available for sale securities, at fair value, unpledged	167,317	168,221
Total liquid assets	$191,652	$190,179

Deposits and other liabilities	$1,218,617	$1,212,187
Ratio of liquid assets to deposits and other liabilities	15.73%	15.69%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. During the second quarter of 2018, the Company obtained an additional line of credit of $20 million. The Company has a total of $55 million in this type of facility in the aggregate.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2018 and December 31, 2017, is as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit	$183,902	$163,686
Standby letters of credit	5,235	6,532
Total commitments with off-balance sheet risks	$189,137	$170,218

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

The fair value of the Company’s cash flow hedge was an unrealized gain of $353,000 and $177,000 at September 30, 2018 and December 31, 2017, respectively, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive (loss) income recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2018 (dollars in thousands):

	September 30, 2018
	%	$
Change in Yield curve
+400 bp	5.5	2,508
+300 bp	4.4	1,997
+200 bp	3.2	1,442
+100 bp	1.7	790
most likely	—	—
-100 bp	(1.6)	(710)
-200 bp	(3.8)	(1,731)
-300 bp	(6.5)	(2,948)
-400 bp	(6.7)	(3,053)

At September 30, 2018, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 5.5%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 6.7%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101	Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2018

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 8, 2018

