Form 10-K
period 2018-12-31
Community Bankers Trust Corp
filed 2019-03-15
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $191,481,070

On February 28, 2019, there were 22,132,304 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2019 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

December 31, 2018

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

The Company’s markets are geographically diverse enough to spread economic risk throughout a number of different customer bases. Operating under the individual community delivery philosophy, the Company seeks to enhance customer relationships through superior products delivered with extraordinary service, while maintaining a prudent approach to credit quality and risk controls. The Company’s associates are the most important element in its strategy for success, and therefore there is significant focus on training and building a team-oriented environment. In a constantly changing world, competition remains intense among community banks. One of the features that sets the Company apart from other organizations is the ability and desire to give superior personal service to customers.

The Company continues to expand on its internal “Growing to Win” campaign and engage its associates to determine and reflect on the core values that the Company wants to deliver to associates, customers and shareholders. The Company’s mission statement is “To provide financial inspiration through intriguingly unique experiences that educate and empower action”. What makes the Company intriguingly unique is the consistent delivery of core values to the customers and the communities of which it is a part. The Company believes that this strategy not only gives a competitive advantage over larger banks, but also over web-based financial technology companies.

Building a strong and cohesive culture for the Company is a primary objective of management. The Company’s strategic focus on offering a broad array of products delivered with individual service has resulted in expanded market presence, earning growth and increased value for shareholders. Since this strategy has been historically successful, management believes that it will continue to provide solid results. Additionally, the Company has been focused on controlling risks and allowing growth in a safe and sound manner. The Company continues to build the capital strength and growth capacities to execute its strategies to create superior value for shareholders.

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

Commercial and Industrial Banking

In the commercial and industrial banking group, the Company focuses on small to mid-sized business customers (sales of $5 million to $15 million each year) who are not targeted by larger banks and for whom smaller community banks have limited expertise. The Company has an experienced team with a strong loan pipeline. The typical relationship consists of working capital lines and equipment loans with the primary deposit accounts of the customer. Many of these relationships will be new to the Company and create strong and positive growth potential.

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

COMPETITION

Within its market areas in Virginia and Maryland, the Company operates in a highly competitive environment, competing for deposits and loans with commercial corporations, savings banks and other financial institutions, including non-bank competitors such as financial technology companies, many of which possess substantially greater financial resources than those available to the Company. Many of these institutions have significantly higher lending limits than the Company. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Company, will not establish operations in its service area. The financial services industry remains highly competitive and is constantly evolving.

The activities in which the Company engages are highly competitive. Financial institutions such as credit unions, consumer finance companies, financial technology companies, insurance companies, brokerage companies and other financial institutions with varying degrees of regulatory restrictions compete vigorously for a share of the financial services market. Brokerage and insurance companies continue to become more competitive in the financial services arena and pose an ever increasing challenge to banks. Legislative changes also greatly affect the level of competition that the Company faces. Federal legislation allows credit unions to use their expanded membership capabilities, combined with tax-free status, to compete more fiercely for traditional bank business. The tax-free status granted to credit unions provides them a significant competitive advantage. Many of the largest banks operating in Virginia and Maryland, including some of the largest banks in the country, have offices in the Company’s market areas. Many of these institutions have capital resources, broader geographic markets, and legal lending limits substantially in excess of those available to the Company. The Company faces competition from institutions that offer products and services that it does not or cannot currently offer. Some institutions with which the Company competes offer interest rate levels on loan and deposit products that the Company is unwilling to offer due to interest rate risk and overall profitability concerns. The Company expects the level of competition to increase.

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

EMPLOYEES

As of December 31, 2018, the Company had 255 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

AVAILABLE INFORMATION

The Company’s corporate headquarters are located at 9954 Mayland Drive, Suite 2100, Richmond, Virginia 23233. The telephone number of the corporate headquarters is (804) 934-9999.

The Company’s website is www.cbtrustcorp.com, and the Bank’s website is www.essexbank.com.

The Company files with or furnishes to the Securities and Exchange Commission annual, quarterly and current reports, proxy statements, and various other documents under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company makes available free of charge on or through our internet website (www.cbtrustcorp.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.  At December 31, 2018, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

We face vigorous competition from other commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, financial technology companies, securities brokerage firms, insurance companies, money market funds and other types of financial institutions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services.

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

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 80.38% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

At this time, it is difficult to predict the legislative and regulatory changes that will result from the current presidential and congressional administrations. The President and/or Congress may change existing financial services regulations or enact new policies affecting financial institutions, specifically community banks. Such changes may include amendments to the Dodd-Frank Act and structural changes to the CFPB. The current administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

We are subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect our return on equity and otherwise affect our business.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements have been phased-in over a four-year period, which began on January 1, 2015, until they are fully-implemented on January 1, 2019. See “Business − Supervision and Regulation – Capital Requirements” for further information about the requirements.

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

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2018, we may need to raise additional capital in the future if we unexpectedly incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

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

The total amount of our available-for-sale securities portfolio was $206.7 million at December 31, 2018. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

A significant portion of our loan portfolio consists of loans secured by real estate (80.38% at December 31, 2018). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2018, we recorded net deferred income tax assets of $5.7 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that we will be required to record adjustments to the valuation allowance in future reporting periods.

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

Louisa — 217 East Main Street, Louisa, VA 23093

Lynchburg–Old Forest Road — 3638 Old Forest Road, Lynchburg, VA 24501

Lynchburg–Timberlake — 21437 Timberlake Road, Lynchburg, VA 24502

Mechanicsville — 6315 Mechanicsville Turnpike, Mechanicsville, VA 23111

Midlothian–Stonehenge — 12640 Stone Village Way, Midlothian, VA 23113

Tappahannock–Dillard — 1325 Tappahannock Boulevard, Tappahannock, VA 22560

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

Edgewater — 3062 Solomons Island Road, MD 21037

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters, the Fairfax, Midlothian–Stonehenge and West Broad Marketplace offices in the Virginia market and the Crofton, Edgewater and Rockville offices in the Maryland market. The Company also has a loan production office in Lynchburg, Virginia, which it leases.

The Company opened its Midlothian–Stonehenge branch office on July 31, 2018 and its Edgewater branch office on December 3, 2018. The Company closed its Tappahannock–Prince Street (Virginia) branch office on June 29, 2018 and its Arnold (Maryland) branch office on September 14, 2018. The Company will close its Fairfax branch office on May 31, 2019.

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

MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESXB”.

HOLDERS OF RECORD

As of December 31, 2018, there were 1,841 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

DIVIDENDS

The Company intends to pay a quarterly cash dividend in 2019, commencing with a dividend of three cents per share payable on April 1, 2019 to shareholders of record as of March 15, 2019. The payment of dividends is subject to the discretion of the board of directors, and future cash dividend payments to shareholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements and general business conditions.

The Company had suspended the payment of a quarterly cash dividend following a payment in February 2010. During this suspension period, the Company utilized dividends from the Bank for the payment of capital funding (Series A Preferred Stock) received from the Department of the Treasury until 2014, when the Company completed the redemption of such funding, for principal and interest payments with respect to an unsecured third party loan that the Company obtained at the same time in connection with such redemption until 2017, when the Company repaid such loan, and for the payment of intercompany expenses and interest payments on trust preferred securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about common stock that may be issued upon the exercise of options, warrants and rights under the Community Bankers Trust Corporation 2009 Stock Incentive Plan as of December 31, 2018. There are no outstanding warrants or rights under that plan, and the Company does not have any other plans that provide for the issuance of any options, warrants or rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders 2009 Stock Incentive Plan	1,574,250	$5.18	411,091
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,574,250	$5.18	411,901

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2013, to December 31, 2018, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2012 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Community Bankers Trust Corporation	100.00	117.55	142.82	192.82	216.76	192.02
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank and Thrift Index	100.00	111.63	113.89	143.78	169.07	140.45

PURCHASES OF EQUITY SECURITES BY THE ISSUER

The Company does not currently have in place a repurchase program with respect to any of its securities. In addition, the Company did not repurchase any of its securities during the year ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2018 and results of operations for the year ended December 31, 2018 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

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

The Company has made an estimate of the total cash flows it expects to collect from each pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows that it expects to collect from the pool is referred to as nonaccretable difference, which is not recorded. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through the allowance for loan losses. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2018 or 2017. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore, no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as income tax for various states. All years from 2015 through 2018 are open to examination by the respective tax authorities.

OVERVIEW

Total assets increased $57.0 million, or 4.3%, to $1.4 billion at December 31, 2018 when compared with December 31, 2017. Total loans, excluding PCI loans, were $993.7 million at December 31, 2018, increasing $51.7 million, or 5.5%, from year end 2017. Total PCI loans were $38.3 million at December 31, 2018 versus $44.3 million at year end 2017, a decrease of $6.0 million, or 13.6%.

The Company’s securities portfolio, excluding restricted equity securities of $7.8 million, declined $2.1 million since year end 2017 to $248.8 million at December 31, 2018. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile. The fair value of the AFS portfolio was $206.7 million and $204.8 million at December 31, 2018 and 2017, respectively. The Company had a net unrealized loss of $792,000 and a net unrealized gain of $1.2 million in the AFS portfolio at December 31, 2018 and 2017, respectively.

Interest bearing deposits at December 31, 2018 were $999.9 million, an increase of $57.2 million from December 31, 2017. Time deposits less than or equal to $250,000 showed the largest dollar volume growth during 2018 with $47.3 million in additional balances and totaling $485.2 million at year end. Time deposits over $250,000 grew by $18.4 million during 2018 and were $128.9 million at year end 2018. NOW accounts increased by $8.9 million during 2018 and were $165.9 million at December 31, 2018. Offsetting these deposit balance increases were decreases to several deposit categories. Money market deposit accounts decreased $16.4 million, or 11.5%, from $143.4 million at December 31, 2017 to $126.9 million at December 31, 2018 as some depositors shifted into higher yielding time deposits. Savings accounts, with balances of $92.9 million at December 31, 2018, were $1.1 million lower than the prior year end.

In other funding activity, noninterest bearing deposits were $165.1 million at December 31, 2018 and increased by $12.1 million, or 7.9%, during 2018. Federal funds purchased were $19.4 million at December 31, 2018 and $4.8 million at December 31, 2017. FHLB advances were $59.4 million at December 31, 2018, compared with $101.4 million at December 31, 2017. This decrease of $42.0 million reflected the increased cost of FHLB advances in 2018 compared with retail certificates of deposits.

Shareholders’ equity was $137.5 million at December 31, 2018 compared with $124.0 million at December 31, 2017.

RESULTS OF OPERATIONS

Net Income

For the year ended December 31, 2018, net income was $13.7 million, or $0.62 per basic share and $0.61 per fully diluted share, compared with net income of $7.2 million, or $0.33 per basic share and $0.32 per fully diluted share, for the year ended December 31, 2017. Net income in 2017 was affected by a charge of $3.5 million to income tax expense in the fourth quarter of 2017 related to the re-measurement of net deferred tax assets resulting from the new 21% federal corporate tax rate established by the Tax Cuts and Jobs Act of 2017.

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

Net interest income was $47.2 million for the year ended December 31, 2018, an increase of $3.1 million, or 7.0%, compared with the year ended December 31, 2017. Interest and fees on loans of $46.3 million for 2018 was an increase of $6.0 million compared with $40.3 million for 2017. Interest and fees on PCI loans declined $511,000 over this same time frame. Securities income increased $336,000 for 2018 compared with 2017. Interest on deposits in other banks increased $107,000 for 2018 over 2017 primarily due to an increase in the return on those balances from 1.26% to 2.16% in 2018. On a tax-equivalent basis, income on securities decreased $326,000, primarily the result of less benefit on bank qualified municipal securities under the Act.

Interest expense of $12.1 million represented an increase of $2.9 million, or 31.0%, for 2018 compared with 2017. Average interest bearing liabilities increased $45.5 million, or 4.5%, as loan growth has been funded by an increase of $38.4 million, or 4.1%, in the average balance of interest bearing deposits. Of this increase in average balances, $16.9 million was in interest bearing demand deposit accounts and $14.5 million was in savings and money market accounts. Higher cost time deposit average balances only increased by $7.0 million in 2018 compared with 2017.

Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. The Company's net interest spread declined from 3.64% for the year ended December 31, 2017 to 3.58% for the same period in 2018. The tax equivalent yield (non-GAAP) on earning assets increased from 4.54% for the year ended December 31, 2017 to 4.71% for the year ended December 31, 2018. The yield on total loans increased from 5.01% for the year ended December 31, 2017 to 5.14% for the year ended December 31, 2018. PCI loan yield rose from 11.95% to 12.85%, and the yield on loans, excluding PCI loans, increased 19 basis points, from 4.63% to 4.82%. The tax-equivalent yield on securities increased from 3.12% for 2017 to 3.15% for 2018, as the Company sold lower yielding securities during the course of 2018 to fund loan demand.

The Company’s total loan to deposit ratio was 88.58% at December 31, 2018 versus 90.01% at December 31, 2017.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$960,978	$46,291	4.82%	$870,258	$40,301	4.63%	$787,245	$35,998	4.57%
PCI loans	40,641	5,222	12.85	47,983	5,733	11.95	55,178	6,230	11.29
Total loans	1,001,619	51,513	5.14	918,241	46,034	5.01	842,423	42,228	5.01
Interest bearing bank balances	13,995	303	2.16	15,618	196	1.26	17,922	122	0.68
Federal funds sold	242	5	2.03	94	1	1.11	27	—	0.49
Securities (taxable)	178,086	5,258	2.95	181,476	4,682	2.58	178,833	4,696	2.63
Securities (tax exempt) (1)	75,741	2,737	3.61	85,305	3,639	4.27	82,045	3,407	4.15
Total earning assets	1,269,683	59,816	4.71	1,200,734	54,552	4.54	1,121,250	50,453	4.50
Allowance for loan losses	(9,198)			(9,431)			(9,967)
Non-earning assets	92,621			89,904			85,779
Total assets	$1,353,106			$1,281,207			$1,197,062

LIABILITIES AND SHAREHOLDERS' EQUITY

Demand - interest bearing	$156,541	$325	0.21%	$139,620	$260	0.19%	$127,723	$230	0.18%
Savings and money market	230,637	1,187	0.51	216,149	880	0.41	194,347	642	0.33
Time deposits	581,619	8,745	1.50	574,630	6,757	1.18	530,531	5,510	1.04
Total interest bearing deposits	968,797	10,257	1.06	930,399	7,897	0.85	852,601	6,382	0.75
Short-term borrowings	2,856	65	2.28	1,556	25	1.58	1,776	16	0.88
FHLB and other borrowings	90,966	1,732	1.90	85,127	1,277	1.50	105,455	1,210	1.15
Long-term debt	—	—	—	—	—	—	4,257	212	4.97
Total interest bearing liabilities	1,062,619	12,054	1.13	1,017,082	9,199	0.90	964,089	7,820	0.81
Noninterest bearing deposits	155,003			136,674			116,215
Other liabilities	6,219			5,550			5,543
Total liabilities	1,223,841			1,159,306			1,085,847
Shareholders' equity	129,265			121,901			111,215

Total liabilities and shareholders' equity	$1,353,106			$1,281,207			$1,197,062
Net interest earnings		$47,762			$45,353			$42,633
Interest spread			3.58%			3.64%			3.69%
Net interest margin			3.76%			3.78%			3.80%

Tax equivalent adjustment:
Securities		$576			$1,237			$1,158

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for 2018 and 34% for each of 2017 and 2016.

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	2018 compared to 2017			2017 compared to 2016
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans, including fees	$4,201	$1,789	$5,990	$3,796	$507	$4,303
PCI loans, including fees	(877)	366	(511)	(812)	315	(497)
Interest bearing bank balances and federal funds sold	(18)	129	111	(16)	91	75
Investments	(344)	680	336	157	(18)	139

Total Earning Assets	2,962	2,964	5,926	3,125	895	4,020

Interest Expense:
Demand - interest bearing	32	33	65	77	184	261
Savings and money market	59	249	308	14	(7)	7
Time deposits	82	1,905	1,987	458	789	1,247
Total interest-bearing deposits	173	2,187	2,360	549	966	1,515

Other borrowed funds	107	388	495	(320)	184	(136)

Total interest-bearing liabilities	280	2,575	2,855	229	1,150	1,379
Net increase (decrease) in net interest income	$2,682	$389	$3,071	$2,896	$(255)	$2,641

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

There was no provision for loan losses for the year ended December 31, 2018, compared with $550,000 for the year ended December 31, 2017. The Company records a separate provision for loan losses for its loan portfolio and its PCI loan portfolio. There was no provision for the PCI loan portfolio for the years ended December 31, 2018 and 2017. The absence of a provision during the year ended December 31, 2018 was the direct result of nominal charge-offs and stable asset quality, coupled with the level of loan growth during the period.

The allowance for loan losses, excluding PCI loans, equaled 94.6% of nonaccrual loans at December 31, 2018 compared with 99.4% at December 31, 2017. The ratio of the allowance for loan losses to total loans, excluding PCI loans, was 0.90% at December 31, 2018 compared with 0.95% at December 31, 2017. Net recoveries were $14,000 in 2018 compared with net charge-offs of $1.1 million in 2017.

While the PCI loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the acquisition. See the Asset Quality discussion below for further analysis.

Noninterest Income

Noninterest income was $4.5 million for each of the years ended December 31, 2018 and 2017. Service charges on deposit accounts of $2.5 million was a decrease of $171,000 for 2018 compared with $2.7 million in 2017. This decrease reflected the adoption of FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires bank card income and expense be reported net as a component of service charges and fees. Prior to the adoption, bank card expense was included in other operating expenses. Bank card expense was $545,000 and $445,000 for the years ended December 31, 2018 and 2017, respectively. Mortgage loan income of $319,000 for 2018 was an increase of $77,000 from $242,000 for 2017. Gain on sale of loans was $118,000 for 2018 versus none for 2017. Other noninterest income, driven by higher brokerage commission and investment dividend income, was $711,000 and reflected an increase of $86,000 in 2018 over $625,000 in 2017. Partially offsetting these increases was a decline of $140,000 in gain (loss) on securities transactions, net, which were $70,000 for 2018 compared with $210,000 for 2017.

Noninterest Expenses

Noninterest expenses were $34.9 million for the year ended December 31, 2018 as compared with $34.0 million for the year ended December 31, 2017. This is an increase of $900,000, or 2.6%. Salaries and employee benefits increased $2.1 million, or 10.6%, for 2018 compared with the same period in 2017. Within this increase, $1.0 million was related to group hospital and medical insurance increases and $850,000 was related to increases in total salaries. Also impacting noninterest expenses for 2018 compared with 2017 were increases of $254,000 in equipment expenses and $58,000 in occupancy expenses reflecting the opening of three new branches during the second half of 2017 and two new branches in 2018. Data processing fees of $2.1 million represented an increase of $199,000, or 10.3%, over 2017. FDIC assessment of $776,000 for 2018 was an increase of $50,000 over 2017. Offsetting these increases was a decrease of $898,000 in amortization of intangibles expense, which were fully amortized in 2017. Other operating expenses of $5.8 million for 2018 was a decrease of 11.7%, or $767,000, from 2017 and reflected the adoption of FASB ASU 2014-09 as noted above. The cost of telephone and internet lines decreased $278,000 in 2018 as a result of reconfiguration, including changing service providers.

Income Taxes

For the year ended December 31 2018, income tax expense of $3.1 million represented an effective tax rate of 18.4% compared with an income tax expense of $6.9 million for the year ended December 31, 2017. The decrease in income tax expense for the year ended December 31, 2018 resulted primarily from the $3.5 million write-down of net deferred tax assets in 2017 resulting from the 21% federal corporate tax rate established by the Tax Cuts and Jobs Act of 2017.

Loans

Total loans were $1.032 billion at December 31, 2018, increasing $45.6 million from $986.4 million at December 31, 2017. Total loans, excluding PCI loans, were $993.7 million at December 31, 2018 versus $942.0 million at December 31, 2017, an increase of $51.7 million, or 5.5%. During 2018, commercial loans reflected the largest loan category growth, increasing by $29.7 million, or 18.7%, and were $188.7 million at December 31, 2018. Commercial mortgage loans, the largest category, increased in 2018 by $13.6 million, or 3.7%, and ended the year at $380.0 million. Construction and land development loans of $120.4 million at December 31, 2018 reflected growth of $12.6 million during the year. Consumer installment loans of $12.0 million grew by $6.9 million during 2018 and included the addition of a purchased in-market, high quality consumer auto loan pool of $9.0 million in March. Offsetting these increases were declining balances in residential 1-4 family mortgages, which declined by $11.3 million, or 5.0%, and second mortgages, which declined by $1.6 million. PCI loans were $38.3 million at December 31, 2018, $6.0 million lower than at year-end 2017.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2018
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$216,268	21.77%	$34,240	89.43%	$250,508	24.27%
Commercial	379,904	38.23	746	1.95	380,650	36.89
Construction and land development	120,413	12.12	1,326	3.46	121,739	11.80
Second mortgages	6,778	0.68	1,729	4.52	8,507	0.82
Multifamily	59,557	5.99	244	0.64	59,801	5.79
Agriculture	8,370	0.84	—	—	8,370	0.81
Total real estate loans	791,290	79.63	38,285	100.00	829,575	80.38
Commercial loans	188,722	18.99	—	—	188,722	18.29
Consumer installment loans	12,048	1.21	—	—	12,048	1.17
All other loans	1,645	0.17	—	—	1,645	0.16
Total loans	$993,705	100.00%	$38,285	100.00%	$1,031,990	100.00%

	2017
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$227,542	24.16%	$39,805	89.79%	$267,347	27.10%
Commercial	366,331	38.89	547	1.23	366,878	37.20
Construction and land development	107,814	11.44	1,588	3.58	109,402	11.09
Second mortgages	8,410	0.89	2,136	4.82	10,546	1.07
Multifamily	59,024	6.27	257	0.58	59,281	6.01
Agriculture	7,483	0.79	—	—	7,483	0.76
Total real estate loans	776,604	82.44	44,333	100.00	820,937	83.23
Commercial loans	159,024	16.88	—	—	159,024	16.13
Consumer installment loans	5,169	0.55	—	—	5,169	0.52
All other loans	1,221	0.13	—	—	1,221	0.12
Total loans	$942,018	100.00%	$44,333	100.00%	$986,351	100.00%

	2016
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$207,863	24.86%	$46,623	89.72%	$254,486	28.64%
Commercial	339,804	40.63	649	1.25	340,453	38.33
Construction and land development	98,282	11.75	1,969	3.79	100,251	11.29
Second mortgages	7,911	0.95	2,453	4.72	10,364	1.17
Multifamily	39,084	4.67	270	0.52	39,354	4.43
Agriculture	7,185	0.86	—	—	7,185	0.81
Total real estate loans	700,129	83.72	51,964	100.00	752,093	84.67
Commercial loans	129,300	15.46	—	—	129,300	14.56
Consumer installment loans	5,627	0.67	—	—	5,627	0.63
All other loans	1,243	0.15	—	—	1,243	0.14
Total loans	$836,299	100.00%	$51,964	100.00%	$888,263	100.00%

31

	2015
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$194,576	25.99%	$52,696	89.38%	$247,272	30.62%
Commercial	317,955	42.47	850	1.44	318,805	39.47
Construction and land development	67,408	9.00	2,310	3.92	69,718	8.63
Second mortgages	8,378	1.12	2,822	4.79	11,200	1.39
Multifamily	45,389	6.06	277	0.47	45,666	5.65
Agriculture	6,238	0.83	—	—	6,238	0.77
Total real estate loans	639,944	85.47	58,955	100.00	698,899	86.53
Commercial loans	102,507	13.69	—	—	102,507	12.69
Consumer installment loans	4,928	0.66	—	—	4,928	0.61
All other loans	1,345	0.18	—	—	1,345	0.17
Total loans	$748,724	100.00%	$58,955	100.00%	$807,679	100.00%

	2014
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,171	25.33%	$60,171	89.20%	$227,342	31.25%
Commercial	282,127	42.75	1,148	1.70	283,275	38.94
Construction and land development	57,027	8.64	2,456	3.64	59,483	8.18
Second mortgages	5,997	0.91	3,409	5.05	9,406	1.29
Multifamily	33,812	5.12	276	0.41	34,088	4.69
Agriculture	7,163	1.08	—	—	7,163	0.98
Total real estate loans	553,297	83.83	67,460	100.00	620,757	85.33
Commercial loans	99,783	15.12	—	—	99,783	13.72
Consumer installment loans	5,496	0.83	—	—	5,496	0.76
All other loans	1,444	0.22	—	—	1,444	0.19
Total loans	$660,020	100.00%	$67,460	100.00%	$727,480	100.00%

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2018 (dollars in thousands):

	Commercial	Construction and land development
Within 1 year	$54,162	$84,471
Variable Rate
One to Five Years	41,492	15,364
After Five Years	21,976	11,695
Total	63,468	27,059
Fixed Rate
One to Five Years	59,028	9,913
After Five Years	12,064	296
Total	71,092	10,209
Total Maturities	$188,722	$121,739

Asset Quality – Assets, Excluding PCI Loans

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2018, nonperforming assets totaled $10.6 million and net recoveries were $14,000. Nonperforming assets totaled $11.8 million and net charge-offs were $1.1 million at December 31, 2017.

Nonperforming loans were $9.5 million at December 31, 2018 compared to $9.0 million at December 31, 2017, a $500,000 increase. Additions to nonaccrual loans during 2018 totaled $4.2 million. The increase related to one relationship comprised of construction and land development real estate loans totaling $1.0 million, one commercial real estate loan of $963,000, one commercial loan relationship of $1.0 million, and several small real estate relationships. There were $292,000 in charge-offs taken during 2018, including $116,000 related to the $1.0 million construction and land development relationship noted above. The remaining charge-offs were mainly centered in real estate and commercial loans. There were $1.4 million in pay-offs, including $912,000 related to the $1.0 million construction and land development relationship noted above. There were also $1.3 million in pay-downs during the year and $751,000 in loans returned to accruing status. There were no foreclosures during the year.

The following table sets forth selected asset quality data and ratios with respect to assets, excluding PCI loans, at December 31 of the years presented (dollars in thousands):

	2018	2017	2016	2015	2014
Nonaccrual loans	$9,500	$9,026	$10,243	$10,670	$16,571
Loans past due 90 days and accruing interest	—	—	—	—	—
Total nonperforming loans	9,500	9,026	10,243	10,670	16,571
OREO	1,099	2,791	4,427	5,490	7,743
Total nonperforming assets	$10,599	$11,817	$14,670	$16,160	$24,314

Accruing troubled debt restructure loans	$8,359	$5,271	$4,653	$4,596	$6,195

Balances
Specific reserve on impaired loans	2,246	959	1,130	1,144	1,761
General reserve related to unimpaired loans	6,737	8,010	8,363	8,415	7,506
Total allowance for loan losses	8,983	8,969	9,493	9,559	9,267

Average loans during the year, net of unearned income	960,978	870,258	787,245	687,463	621,213

Impaired loans	17,859	14,297	18,541	15,266	22,929
Non-impaired loans	975,846	927,721	817,758	733,476	637,091
Total loans, net of unearned income	993,705	942,018	836,299	748,742	660,020

Ratios
Allowance for loan losses to loans	0.90%	0.95%	1.14%	1.28%	1.40%
Allowance for loan losses to nonaccrual loans	94.56	99.37	92.68	89.59	55.92
General reserve to non-impaired loans	0.69	0.86	1.02	1.15	1.18
Nonaccrual loans to loans	0.96	0.96	1.22	1.43	2.51
Nonperforming assets to loans and OREO	1.07	1.25	1.74	2.14	3.64
Net (recoveries) charge-offs to average loans	(0.00)	0.12	0.07	(0.04)	0.19

At December 31, 2018, the Company had five construction and land development credit relationships in nonaccrual status. The borrower for one of these relationships constructs residential 1-4 family homes and the remaining four are residential land developers. All of the relationships are secured by the real estate to be developed, and all of such projects are in the Company’s central Virginia market. The total amount of the credit exposure for these loans outstanding at December 31, 2018 was $4.6 million. These loans have either been charged down or sufficiently reserved against to equate to the current expected realizable value. The total amount of the allowance for loan losses attributed to all five relationships was $515,000 at December 31, 2018, or 11.27% of the total credit exposure outstanding.

The Company performs troubled debt restructures (TDR) and other various loan workouts whereby an existing loan may be restructured into multiple new loans. The Company had 25 and 23 loans for the years ended December 31, 2018 and 2017, respectively, that met the definition of a TDR, which are loans that for reasons related to the debtor’s financial difficulties have been restructured on terms and conditions that would otherwise not be offered or granted. There were six loans totaling $3.2 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively, that were restructured using multiple new loans. At December 31, 2018 and 2017, the aggregated outstanding principal of all TDRs was $9.5 million and $7.0 million, respectively, of which $1.2 million and $1.7 million, respectively, were classified as nonaccrual.

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

The following table presents the composition of the Company’s nonaccrual loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2018	2017	2016	2015	2014
Mortgage loans on real estate:
Residential 1-4 family	$1,257	$1,962	$2,893	$4,562	$3,342
Commercial	2,123	1,498	1,758	1,508	607
Construction and land development	4,571	4,277	5,495	4,509	4,920
Second mortgages	—	—	—	13	61
Agriculture	—	68	—	—	—
Total real estate loans	7,951	7,805	10,146	10,592	8,930
Commercial loans	1,549	1,214	53	—	7,521
Consumer installment loans	—	7	44	78	120
Total loans	$9,500	$9,026	$10,243	$10,670	$16,571

Allowance for Loan Losses

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

In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company frequently orders appraisals for all loans with balances in excess of $250,000 when the most recent appraisal is deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. A ratio analysis is used for all loans with balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

The following table indicates the dollar amount of the allowance for loan losses, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2018	2017	2016	2015	2014
Balance, beginning of year	$8,969	$9,493	$9,559	$9,267	$10,444
Loans charged-off:
Commercial	45	431	-	3	1,217
Real estate	216	797	687	1,183	1,179
Consumer and other loans	220	285	191	174	134
Total loans charged-off	481	1,513	878	1,360	2,530
Recoveries:
Commercial	49	5	11	1,211	1,065
Real estate	234	282	245	343	178
Consumer and other loans	212	152	106	98	110
Total recoveries	495	439	362	1,652	1,353
Net (recoveries) charge-offs	(14)	1,074	516	(292)	1,177
Provision for loan losses	-	550	450	-	-
Balance, end of year	$8,983	$8,969	$9,493	$9,559	$9,267
Allowance for loan losses to loans	0.90%	0.95%	1.14%	1.28%	1.40%
Net (recoveries) charge-offs to average loans	(0.00)%	0.12%	0.07%	(0.04)%	0.19%
Allowance to nonperforming loans	94.57%	99.37%	92.68%	89.59%	55.92%

During 2018, the Company’s net recoveries of $14,000 increased $1.1 million from net charge-offs of $1.1 million in the prior year and were primarily centered in real estate loans. Net charge-offs (recoveries) by loan category to total net recoveries were the following for 2018: (28.6%) for commercial loans, (128.6%) for real estate loans, and 57.2% for consumer loans.

During 2017, the Company’s net charge-offs increased $558,000 from net charge-offs of $516,000 in 2016 and were primarily centered in real estate loans. Net charge-offs by loan category to total net charge-offs were the following for 2017: 39.7% for commercial loans, 47.9% for real estate loans, and 12.4% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,894	19.0%	$1,139	16.9%	$602	15.5%	$631	13.6%	$977	15.2%
Construction and land development	1,161	12.1	1,247	11.4	2,195	11.7	1,298	9.0	1,792	8.6
Real estate mortgage	4,499	67.5	6,423	71.0	5,068	72.0	6,914	76.4	4,822	75.2
Consumer and other	164	1.4	113	0.7	142	0.8	118	1.0	131	1.0
Unallocated	1,265	—	47	—	1,486	—	598	—	1,545	—
Total allowance	$8,983	100.00%	$8,969	100.00%	$9,493	100.00%	$9,559	100.00%	$9,267	100.00%

The allowance for loan losses for each of the periods presented above includes an amount that could not be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The unallocated component was $1.3 million as of December 31, 2018. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, at December 31, 2018, in regards to the economic factors, there was significant uncertainty stemming from recent stock market declines and the government shutdown, which ended in early 2019. The stock market suffered major declines in the fourth quarter due to concerns about a slowdown in worldwide growth and an increased probability of recession. The Company believes the effects of the government shutdown, which have yet to be ultimately determined, could dampen economic growth and impede the economy, specifically, as it relates to our customer base. More importantly, the government shutdown could negatively impact our commercial and commercial real estate loans to government contractors. The Company had $10.2 million in loans to this customer base as of December 31, 2018. Additional factors that further justify the maintenance of this unallocated amount include the following:

•	Coverage ratios as of December 31, 2018 relating to the allowance to loans and the allowance to nonaccrual loans, as noted in the table above, are consistent with peers and are consistent for the Company with prior periods, which have proven to be adequate and produce provisions and allowances for loan losses that are directionally consistent with the credit quality of the loan portfolio. This is an indication that the allowance, in the aggregate, is reasonably stated when considering total loans as well as loans with some doubt regarding ultimate collectability.

•	The Company believes reducing the allowance is not indicative of the total credit risks of the loan portfolio as of December 31, 2018 given the current economic environment.

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

Securities

The Company’s securities portfolio, excluding restricted equity securities of $7.8 million, declined $2.1 million since year end 2017 to $248.8 million at December 31, 2018. State, county and municipal securities declined by $16.8 million during 2018 while mortgage-backed securities of U.S. Government sponsored agencies increased by $15.1 million. This shift in categories reflected the lower tax benefit from certain municipal securities and the reinvestment into monthly cash flowing mortgage backed securities. Net gains of $70,000 were realized during 2018 through sales and call activity. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2018 (dollars in thousands):

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total

U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	$4,869	$27,266	$8,723	$7,291	$48,149
Fair Value	4,828	26,769	8,660	7,266	47,523
Weighted Avg Yield	1.66%	1.92%	3.23%	3.01%	2.30%
State, county and municipal(1)
Amortized Cost	12,117	50,116	73,459	8,881	144,573
Fair Value	12,148	50,487	73,442	8,928	145,005
Weighted Avg Yield	3.99%	3.64%	3.53%	3.91%	3.63%
Corporate and other bonds
Amortized Cost	-	5,716	4,311	-	10,027
Fair Value	-	5,703	4,331	-	10,034
Weighted Avg Yield	-	3.33%	3.34%	-	3.33%
Mortgage Backed securities
Amortized Cost	-	23,606	19,023	4,248	46,877
Fair Value	-	23,410	18,720	4,287	46,417
Weighted Avg Yield	-	2.53%	3.01%	3.70%	2.83%
Total
Amortized Cost	16,986	106,704	105,516	20,420	249,626
Fair Value	16,976	106,369	105,153	20,481	248,979
Weighted Avg Yield	3.32%	2.94%	3.41%	3.54%	3.21%

(1)	Computed on a tax equivalent basis

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$29,908	$23	$(419)	$29,512
U.S. Gov’t sponsored agencies	8,241	48	(68)	8,221
State, county and municipal	112,465	1,018	(941)	112,542
Corporate and other bonds	10,027	73	(66)	10,034
Mortgage backed – U.S. Gov’t agencies	14,468	161	(231)	14,398
Mortgage backed – U.S. Gov’t sponsored agencies	32,409	35	(425)	32,019
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$27,478	$64	$(359)	$27,183
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	18,546	138	(169)	18,515
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

	December 31, 2016
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$38,224	$15	$(345)	$37,894
U.S. Gov’t sponsored agencies	3,452	—	(116)	3,336
State, county and municipal	121,686	2,247	(1,160)	122,773
Corporate and other bonds	15,936	—	(433)	15,503
Mortgage backed – U.S. Gov’t agencies	24,114	—	(537)	23,577
Mortgage backed – U.S. Gov’t sponsored agencies	13,330	21	(313)	13,038
Total Securities Available for Sale	$216,742	$2,283	$(2,904)	$216,121

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(154)	$9,846
State, county and municipal	35,847	568	(185)	36,230
Mortgage backed – U.S. Gov’t agencies	761	21	—	782
Total Securities Held to Maturity	$46,608	$589	$(339)	$46,858

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. The following table summarizes the average balance and average rate paid on deposits by product for the periods ended December 31 of the years presented (dollars in thousands):

	2018		2017		2016
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
NOW	$156,541	0.21%	$139,620	0.19%	$127,723	0.18%
MMDA	136,861	0.69	124,462	0.51	107,848	0.38
Savings	93,776	0.26	91,687	0.26	86,499	0.27
Time deposits less than $100,000	251,922	1.45	239,267	1.13	222,475	1.00
Time deposits $100,000 and over	329,697	1.55	335,363	1.21	308,056	1.07
Total interest bearing deposits	$968,797	1.06%	$930,399	0.85%	$852,601	0.75%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2018 (dollars in thousands):

Within 3 months	$65,239
3-6 months	90,713
6-12 months	96,499
over 12 months	96,971
Total	$349,422

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

		FHLB Borrowings
	Federal Funds Purchased	Advances	Long-term notes payable	Total
As of December 31, 2018
Amount outstanding at year end	$19,440	$40,000	$19,447	$59,447
Maximum month-end outstanding balance	20,000	75,500	30,929
Average outstanding balance during the year	2,856	62,138	24,704
Average interest rate during the year	2.28%	1.97%	1.76%
Average interest rate at year end	2.94%	2.53%	1.87%

As of December 31, 2017
Amount outstanding at year end	$4,849	$70,500	$30,929	$101,429
Maximum month-end outstanding balance	14,878	101,429	31,296
Average outstanding balance during the year	1,556	53,884	27,083
Average interest rate during the year	1.58%	1.34%	1.37%
Average interest rate at year end	1.85%	1.45%	1.62%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2018 and 2017 was as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Cash and due from banks	$18,292	$14,642
Interest bearing bank deposits	15,927	7,316
Available for sale securities, at fair value, unpledged	174,842	168,221
Total liquid assets	$209,061	$190,179

Deposits and other liabilities	$1,255,689	$1,212,187
Ratio of liquid assets to deposits and other liabilities	16.65%	15.69%

Capital Resources

The determination of capital adequacy depends upon a number of factors, such as asset quality, liquidity, earnings, growth trends and economic conditions. The Company seeks to maintain a strong capital base to support its growth and expansion plans, provide stability to current operations and promote public confidence in the Company. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s balance sheet. Moreover, capital levels are regulated and compared with industry standards. In August 2018, the Federal Reserve Board (Board) issued an interim final rule that raises the asset size threshold for determining applicability of the Board’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (Policy Statement) from $1 billion to $3 billion of total consolidated assets and makes related and conforming revisions to the Board’s regulatory capital rule and requirements for bank holding companies. As such, the Company is no longer required to report nor manage regulatory capital ratios on a consolidated basis. The Company is only required to report these ratios for the Bank. Management seeks to maintain a capital level exceeding regulatory statutes of “well capitalized” that is consistent to its overall growth plans, yet allows the Company to provide the optimal return to its shareholders.

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

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The capital conservation buffer was phased in between January 1, 2016 and January 1, 2019 as follows: 2016 - 0.625%, 2017 – 1.25%, 2018 – 1.875% and 2019 – 2.5%. The Bank had a capital conservation buffer of 5.34% and 4.52% at December 31, 2018 and 2017, respectively, well above the required buffer of 1.875% and 1.25% for 2018 and 2017, respectively.

The following table shows the Bank’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets	$149,085	13.34%	$134,972	12.52%
Tier 1 Capital to risk weighted assets	140,289	12.55%	126,146	11.71%
Common Equity Tier 1 Capital to risk weighted assets	140,289	12.55%	126,146	11.71%
Tier 1 Capital to adjusted average total assets	140,289	10.22%	126,146	9.59%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 20 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2018 and 2017, was 5.19% and 4.20%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

Off-Balance Sheet Arrangements

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2018 and 2017, is as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit	$204,831	$163,686
Standby letters of credit	5,280	6,532
Total commitments with off-balance sheet risks	$210,111	$170,218

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

At December 31, 2018, the fair value of the Company’s cash flow hedge was an unrealized gain of $253,000, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive income recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. The Company did not pay dividends to shareholders during the years ended December 31, 2018, 2017 and 2016. It is computed by dividing dividends per share by net income per common share. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2018	2017	2016
Return on average assets	1.01%	0.56%	0.83%
Return on average equity	10.59%	5.91%	8.92%
Leverage	9.55%	9.51%	9.29%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018		2017		2016
	%	$	%	$	%	$
Change in Yield curve
+400 bp	3.8	1,807	4.7	2,132	4.6	1,931
+300 bp	3.1	1,441	3.6	1,637	3.3	1,369
+200 bp	2.3	1,087	2.6	1,185	2.2	897
+100 bp	1.3	623	1.4	632	0.9	390
most likely	—	—	—	—	—	—
-100 bp	(1.6)	(758)	(1.2)	(554)	0.1	45
-200 bp	(3.2)	(1,515)	(3.9)	(1,782)	(1.4)	(585)
-300 bp	(5.1)	(2,403)	(4.5)	(2,051)	(1.5)	(644)
-400 bp	(5.2)	(2,430)	(4.6)	(2,055)	(1.6)	(648)

At December 31, 2018, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 3.8%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 5.2%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Community Bankers Trust Corporation and its subsidiary (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2018.

Winchester, Virginia

March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited Community Bankers Trust Corporation's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Community Bankers Trust Corporation (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Community Bankers Trust Corporation at December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

Richmond, Virginia

March 15, 2018

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017

(dollars in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$18,292	$14,642
Interest bearing bank deposits	15,927	7,316
Total cash and cash equivalents	34,219	21,958

Securities available for sale, at fair value	206,726	204,834
Securities held to maturity, at cost (fair value of $42,253 and $46,888, respectively)	42,108	46,146
Equity securities, restricted, at cost	7,800	9,295
Total securities	256,634	260,275

Loans held for sale	146	—

Loans	993,705	942,018
Purchased credit impaired (PCI) loans	38,285	44,333
Total loans	1,031,990	986,351
Allowance for loan losses (loans of $8,983 and $8,969, respectively; PCI loans of $156 and $200, respectively)	(9,139)	(9,169)
Net loans	1,022,851	977,182

Bank premises and equipment, net	31,488	30,198
Bank premises and equipment held for sale	1,252	—
Other real estate owned	1,099	2,791
Bank owned life insurance	28,834	28,099
Other assets	16,627	15,687
Total assets	$1,393,150	$1,336,190

LIABILITIES
Deposits:
Noninterest bearing	$165,086	$153,028
Interest bearing	999,889	942,736
Total deposits	1,164,975	1,095,764

Federal funds purchased	19,440	4,849
Federal Home Loan Bank borrowings	59,447	101,429
Trust preferred capital notes	4,124	4,124
Other liabilities	7,703	6,021
Total liabilities	1,255,689	1,212,187

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,132,304 and 22,072,523 shares issued and outstanding, respectively)	221	221
Additional paid in capital	148,763	147,671
Retained deficit	(10,244)	(23,932)
Accumulated other comprehensive (loss) income	(1,279)	43
Total shareholders’ equity	137,461	124,003
Total liabilities and shareholders’ equity	$1,393,150	$1,336,190

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(dollars and shares in thousands, except per share data)

	2018	2017
Interest and dividend income
Interest and fees on loans	$46,291	$40,301
Interest and fees on PCI loans	5,222	5,733
Interest on federal funds sold	5	1
Interest on deposits in other banks	303	196
Interest and dividends on securities
Taxable	5,258	4,682
Nontaxable	2,162	2,402
Total interest and dividend income	59,241	53,315
Interest expense
Interest on deposits	10,257	7,897
Interest on borrowed funds	1,797	1,302
Total interest expense	12,054	9,199
Net interest income	47,187	44,116
Provision for loan losses	—	550
Net interest income after provision for loan losses	47,187	43,566
Noninterest income
Service charges and fees	2,510	2,681
Gain on securities transactions, net	70	210
Gain on sale of loans, net	118	—
Income on bank owned life insurance	735	758
Mortgage loan income	319	242
Other	711	625
Total noninterest income	4,463	4,516
Noninterest expense
Salaries and employee benefits	21,477	19,423
Occupancy expenses	3,188	3,130
Equipment expenses	1,398	1,144
FDIC assessment	776	726
Data processing fees	2,122	1,923
Amortization of intangibles	—	898
Other real estate expense, net	113	162
Other operating expenses	5,803	6,570
Total noninterest expense	34,877	33,976
Income before income taxes	16,773	14,106
Income tax expense	3,085	6,903
Net income	$13,688	$7,203
Net income per share — basic	$0.62	$0.33
Net income per share — diluted	$0.61	$0.32
Weighted average number of shares outstanding
Basic	22,103	22,014
Diluted	22,569	22,512

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(dollars in thousands)

	2018	2017
Net income	$13,688	$7,203

Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities:
Change in unrealized (loss) gain on investment securities	(1,946)	2,054
Tax related to unrealized loss (gain) on investment securities	428	(712)
Reclassification adjustment for gain on securities sold	(70)	(210)
Tax related to realized gain on securities sold	16	73
Defined benefit pension plan:
Change in prior service cost	5	5
Change in unrealized gain (loss) on plan assets	238	(185)
Tax related to defined benefit pension plan	(52)	74
Cash flow hedge:
Change in unrealized gain on cash flow hedge	76	246
Tax related to cash flow hedge	(17)	(86)
Total other comprehensive (loss) income	(1,322)	1,259
Total comprehensive income	$12,366	$8,462

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance December 31, 2016	21,960	$220	$146,667	$(31,128)	$(1,223)	$114,536
Issuance of common stock	19	—	159	—	—	159
Exercise and issuance of employee stock options	94	1	845	—	—	846
Net income	—	—	—	7,203	—	7,203
Impact of the Tax Cut and Jobs Act	—	—	—	(7)	7	—
Other comprehensive income	—	—	—	—	1,259	1,259
Balance December 31, 2017	22,073	221	147,671	(23,932)	43	124,003
Issuance of common stock	18	—	166	—	—	166
Exercise and issuance of employee stock options	41	—	926	—	—	926
Net income	—	—	—	13,688	—	13,688
Other comprehensive loss	—	—	—	—	(1,322)	(1,322)
Balance December 31, 2018	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(dollars in thousands)

	2018	2017
Operating activities:
Net income	$13,688	$7,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,985	2,601
Stock-based compensation expense	946	745
Tax benefit of exercised stock options	(48)	(163)
Amortization of purchased loan premium	258	195
Deferred tax expense	772	3,729
Provision for loan losses	—	550
Amortization of security premiums and accretion of discounts, net	1,543	1,848
Net gain on sale of securities	(70)	(210)
Net gain on sale and valuation of other real estate owned	(42)	(5)
Net gain on sale of loans	(118)	—
Originations of mortgages held for sale	(1,018)	—
Proceeds from sales of mortgages held for sale	872	—
Increase in bank owned life insurance investment	(735)	(760)
Changes in assets and liabilities:
(Increase) decrease in other assets	(249)	(1,490)
Increase (decrease) in accrued expenses and other liabilities	1,905	741
Net cash provided by operating activities	19,689	14,984

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	47,811	61,825
Proceeds from calls/maturities/paydowns of held to maturity securities	3,929	946
Proceeds from sales/calls/maturities/paydowns of restricted equity securities	2,005	1,255
Purchase of available for sale securities	(53,082)	(50,174)
Purchase of held to maturity securities	—	(642)
Purchase of restricted equity securities	(510)	(2,260)
Proceeds from sale of other real estate owned	2,129	2,141
Net increase in loans	(43,362)	(100,296)
Principal recoveries of loans previously charged off	514	439
Purchase of premises and equipment, net	(4,527)	(3,544)
Purchase of small business investment company fund investment	(945)	(525)
Purchase of loans held for investment	(8,991)	—
Proceeds from sale of loans	5,635	—
Net cash used in investing activities	(49,394)	(90,835)

Financing activities:
Net increase in deposits	69,211	58,470
Net increase in federal funds purchased	14,591	135
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(30,500)	15,500
Proceeds from long-term Federal Home Loan Bank borrowings	—	10,000
Payments on long-term Federal Home Loan Bank borrowings	(11,482)	(5,958)
Proceeds from issuance of common stock	146	260
Payments on long-term debt	—	(1,670)
Net cash provided by financing activities	41,966	76,737

Net increase in cash and cash equivalents	12,261	886

Cash and cash equivalents:
Beginning of the period	21,958	21,072
End of the period	$34,219	$21,958

Supplemental disclosures of cash flow information:
Interest paid	$11,540	$9,124
Income taxes paid	2,198	3,570
Transfers of loans to other real estate owned	396	500
Transfers of building premises and equipment to held for sale	1,252	—

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2018 and 2017. The Company issued subordinated debt to the Trust, which is reflected as a liability on the Company’s consolidated balance sheet.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and interest-bearing bank balances.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. At December 31, 2018 and 2017, the Bank’s levels of vault cash sufficiently covered the reserve requirement.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold with the mortgage servicing rights released by the Company.

The Company enters into commitments to originate certain mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to forty-five days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, the gain or loss that occurs on the rate lock commitments is immaterial.

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

The Company has made an estimate of the total cash flows it expects to collect from each pool of loans, which includes undiscounted expected principal and interest. The excess of that amount over the fair value of the pool is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the life of the pool. The Company also determines each pool’s contractual principal and contractual interest payments. The excess of that amount over the total cash flows that it expects to collect from the pool is referred to as nonaccretable difference, which is not recorded. Judgmental prepayment assumptions are applied to both contractually required payments and cash flows expected to be collected at acquisition. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as an impairment in the current period through the allowance for loan loss. Subsequent increases in expected or actual cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the accretable yield with the amount of periodic accretion adjusted over the remaining life of the pool.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $1.1 million and $2.8 million in other real estate at December 31, 2018 and 2017, respectively.

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $613,000 and $656,000 for 2018 and 2017, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2018 or 2017. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as income tax for various states. All years from 2015 through 2018 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. There were no dividends declared or paid in each of the years 2018 and 2017.

Stock-Based Compensation

In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan which is authorized to issue up to 2,650,000 shares of common stock. See Note 13 for details regarding this plan.

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

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. The Company’s cash flow hedge was deemed effective for each of the years ended 2018 and 2017.

Change in Accounting Principles

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement – Reporting Comprehensive Income, in response to the recently passed Tax Cuts and Jobs Act of 2017 (the “Act”), which reduced the Company’s federal corporate income tax rate from 34% to 21% effective January 1, 2018. As a result of the Act, the Company recorded $3.5 million in income tax expense at December 31, 2017 to adjust the net deferred tax asset to reflect the reduction in the corporate income tax rate. This ASU allows for the reclassification of the stranded tax effects in accumulated other comprehensive (loss) income (AOCI) resulting from the Act effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company elected early adoption and reclassified $7,000 from AOCI to retained deficit at December 31, 2017.

Recent Accounting Pronouncements

Adopted in 2018

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

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

The amendments were effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted this guidance with no material impact on its consolidated financial statements. The Company does not offer a post retirement benefit plan. As the Company’s pension plan is frozen, no additional service cost will be incurred. The remaining components of net periodic benefit cost are not expected to be significant. See Note 12 for further details.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

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

For public companies, this ASU was effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted the guidance with no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.

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

For public business entities, this ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance with no material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The new guidance makes targeted improvements to existing GAAP by:

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

From 2014 to 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers; ASU 2015-14, Deferral of the Effective Date; ASU 2016-08, Principal versus Agent Considerations; ASU 2016-10, Identifying Performance Obligations and Licensing; ASU 2016-12, Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the ASUs is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASUs may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts, with remaining performance obligations as of the effective date. For public companies, the ASUs were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance with no material impact on its consolidated financial statements. See Note 23 for further details.

Adopted January 1, 2019

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

For public companies, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company has chosen to apply the new transition method. The effect of adopting this standard on January 1, 2019 was an increase of $7.4 million and $7.6 million in assets and liabilities, respectively, on the Company’s consolidated balance sheet.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance with no material impact on its consolidated financial statements.

Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information in developing their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its accounting, but it expects to recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company has formed an implementation committee and is working with a third-party vendor to build a model which it plans to run parallel with its current model in the months prior to implementation. The Company cannot yet determine the magnitude of the one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations, as the final impact will be dependent, among other things, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at the time.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes, modifies, and adds to existing fair value measurement disclosure requirements.

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

The ASU is effective for all entities in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The Company has chosen this early adoption option. The Company does not expect the adoption of the new disclosure requirements of ASU 2018-13 to have a material impact on its consolidated financial statements.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$29,908	$23	$(419)	$29,512
U.S. Gov’t sponsored agencies	8,241	48	(68)	8,221
State, county and municipal	112,465	1,018	(941)	112,542
Corporate and other bonds	10,027	73	(66)	10,034
Mortgage backed – U.S. Gov’t agencies	14,468	161	(231)	14,398
Mortgage backed – U.S. Gov’t sponsored agencies	32,409	35	(425)	32,019
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$27,478	$64	$(359)	$27,183
U.S. Gov’t sponsored agencies	9,247	55	(24)	9,278
State, county and municipal	124,032	2,324	(596)	125,760
Corporate and other bonds	7,323	173	(36)	7,460
Mortgage backed – U.S. Gov’t agencies	18,546	138	(169)	18,515
Mortgage backed – U.S. Gov’t sponsored agencies	16,985	26	(373)	16,638
Total Securities Available for Sale	$203,611	$2,780	$(1,557)	$204,834

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed – U.S. Gov’t agencies	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

The amortized cost and fair value of securities at December 31, 2018 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,815	$3,838	$13,171	$13,138
Due after one year through five years	22,283	22,127	84,421	84,242
Due after five years through ten years	12,932	13,176	92,583	91,975
Due after ten years	3,078	3,112	17,343	17,371
Total securities	$42,108	$42,253	$207,518	$206,726

Proceeds from sales of securities available for sale were $37.0 million and $41.4 million during the years ended December 31, 2018 and 2017, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Gross realized gains	$187	$520
Gross realized losses	(117)	(310)
Net securities gains	$70	$210

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2018 and 2017.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2018 and 2017 were as follows (dollars in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$5,964	$(35)	$14,116	$(384)	$20,080	$(419)
U.S. Gov’t sponsored agencies	2,475	(13)	2,683	(55)	5,158	(68)
State, county and municipal	7,918	(81)	34,540	(860)	42,458	(941)
Corporate and other bonds	4,198	(49)	530	(17)	4,728	(66)
Mortgage backed – U.S. Gov’t agencies	2,650	(45)	3,398	(186)	6,048	(231)
Mortgage backed – U.S. Gov’t sponsored agencies	8,863	(49)	12,413	(376)	21,276	(425)
Total	$32,068	$(272)	$67,680	$(1,878)	$99,748	$(2,150)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,790	$(210)	$9,790	$(210)
State, county and municipal	2,452	(20)	3,985	(44)	6,437	(64)
Total	$2,452	$(20)	$13,775	$(254)	$16,227	$(274)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue and other U.S. Gov’t agencies	$5,097	$(36)	$14,795	$(323)	$19,892	$(359)
U.S. Gov’t sponsored agencies	497	(3)	5,040	(21)	5,537	(24)
State, county and municipal	20,740	(188)	9,569	(408)	30,309	(596)
Corporate and other bonds	-	-	2,772	(36)	2,772	(36)
Mortgage backed – U.S. Gov’t agencies	1,722	(25)	6,524	(144)	8,246	(169)
Mortgage backed – U.S. Gov’t sponsored agencies	6,525	(111)	7,985	(262)	14,510	(373)
Total	$34,581	$(363)	$46,685	$(1,194)	$81,266	$(1,557)

Securities Held to Maturity
U.S. Treasury issue and other U.S. Gov’t agencies	$-	$-	$9,845	$(155)	$9,845	$(155)
State, county and municipal	1,485	(14)	1,262	(19)	2,747	(33)
Total	$1,485	$(14)	$11,107	$(174)	$12,592	$(188)

The unrealized losses (impairments) in the investment portfolio at December 31, 2018 and 2017 are generally a result of market fluctuations that occur daily. The unrealized losses are from 155 securities at December 31, 2018. Of those, 146 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Three investment grade asset-backed securities comprised of student loan pools included in corporate obligations and six corporate bonds make up the remaining securities with unrealized losses at December 31, 2018. The Company considers the reason for impairment, length of impairment, and intent and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $56.0 million and $71.7 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $7.0 million at each of December 31, 2018 and 2017 were pledged to secure lines of credit at the Federal Reserve discount window with a lendable collateral value of $6.5 million at December 31, 2018. At each of December 31, 2018 and 2017, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at December 31, 2018 and 2017 were comprised of the following (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1-4 family	$216,268	21.77%	$227,542	24.16%
Commercial	379,904	38.23	366,331	38.89
Construction and land development	120,413	12.12	107,814	11.44
Second mortgages	6,778	0.68	8,410	0.89
Multifamily	59,557	5.99	59,024	6.27
Agriculture	8,370	0.84	7,483	0.79
Total real estate loans	791,290	79.63	776,604	82.44
Commercial loans	188,722	18.99	159,024	16.88
Consumer installment loans	12,048	1.21	5,169	0.55
All other loans	1,645	0.17	1,221	0.13
Total loans	$993,705	100.00%	$942,018	100.00%

The Company held $17.4 million and $18.0 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2018 and 2017, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $1.2 million and $824,000 at December 31, 2018 and 2017, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At December 31, 2018 and 2017, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	$1,563	$1,890	$—	$1,901	$2,246	$—
Commercial	3,502	4,176	—	3,862	4,477	—
Multifamily	2,559	2,559	—	—	—	—
Total real estate loans	7,624	8,625	—	5,763	6,723	—
Commercial loans	—	—	—	1,108	1,108	—
Subtotal impaired loans with no valuation allowance	7,624	8,625	—	6,871	7,831	—
With an allowance recorded:
Mortgage loans on real estate:
Residential 1-4 family	2,131	2,538	349	2,216	2,640	290
Commercial	1,550	2,034	482	533	958	65
Construction and land development	4,571	5,840	515	4,277	5,537	556
Agriculture	—	—	—	68	71	8
Total real estate loans	8,252	10,412	1,346	7,094	9,206	919
Commercial loans	1,983	1,991	900	325	446	39
Consumer installment loans	—	—	—	7	7	1
Subtotal impaired loans with a valuation allowance	10,235	12,403	2,246	7,426	9,659	959
Total:
Mortgage loans on real estate:
Residential 1-4 family	3,694	4,428	349	4,117	4,886	290
Commercial	5,052	6,210	482	4,395	5,435	65
Construction and land development	4,571	5,840	515	4,277	5,537	556
Multifamily	2,559	2,559	—	—	—	—
Agriculture	—	—	—	68	71	8
Total real estate loans	15,876	19,037	1,346	12,857	15,929	919
Commercial loans	1,983	1,991	900	1,433	1,554	39
Consumer installment loans	—	—	—	7	7	1
Total impaired loans	$17,859	$21,028	$2,246	$14,297	$17,490	$959

(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment

(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowance

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1-4 family	$3,993	$124	$4,317	$106
Commercial	4,822	164	5,808	160
Construction and land development	4,839	—	4,531	—
Multifamily	1,535	123	—	—
Agriculture	27	—	79	—
Total real estate loans	15,216	411	14,735	266
Commercial loans	1,175	19	1,471	4
Consumer installment loans	3	—	74	—
Total impaired loans	$16,394	$430	$16,280	$270

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at December 31, 2018 and December 31, 2017 is set forth in the table below (dollars in thousands):

	December 31, 2018	December 31, 2017
Nonaccruals	$9,500	$9,026
Trouble debt restructure and still accruing	8,359	5,271
Total impaired	$17,859	$14,297

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, estimated interest income of $634,000 and $625,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at December 31, 2018 and 2017. The following tables present an age analysis of past due status of loans, excluding PCI loans, by category as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$495	$1,257	$1,752	$214,516	$216,268
Commercial	551	2,123	2,674	377,230	379,904
Construction and land development	59	4,571	4,630	115,783	120,413
Second mortgages	—	—	—	6,778	6,778
Multifamily	2,559	—	2,559	56,998	59,557
Agriculture	—	—	—	8,370	8,370
Total real estate loans	3,664	7,951	11,615	779,675	791,290
Commercial loans	80	1,549	1,629	187,093	188,722
Consumer installment loans	10	—	10	12,038	12,048
All other loans	—	—	—	1,645	1,645
Total loans	$3,754	$9,500	$13,254	$980,451	$993,705

	December 31, 2017
	30-89 Days Past Due	Nonaccrual	Total Past Due	Current	Total Loans Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,056	$1,962	$3,018	$224,524	$227,542
Commercial	104	1,498	1,602	364,729	366,331
Construction and land development	—	4,277	4,277	103,537	107,814
Second mortgages	—	—	—	8,410	8,410
Multifamily	—	—	—	59,024	59,024
Agriculture	19	68	87	7,396	7,483
Total real estate loans	1,179	7,805	8,984	767,620	776,604
Commercial loans	48	1,214	1,262	157,762	159,024
Consumer installment loans	12	7	19	5,150	5,169
All other loans	—	—	—	1,221	1,221
Total loans	$1,239	$9,026	$10,265	$931,753	$942,018

Activity in the allowance for loan losses on loans, excluding PCI loans, by segment for the years ended December 31, 2018 and 2017 is presented in the following tables (dollars in thousands):

	December 31, 2017	Provision Allocation	Charge-offs	Recoveries	December 31, 2018
Mortgage loans on real estate:
Residential 1-4 family	$3,466	$(1,252)	$(89)	$156	$2,281
Commercial	2,423	(647)	—	34	1,810
Construction and land development	1,247	3	(127)	38	1,161
Second mortgages	24	(10)	—	6	20
Multifamily	496	(125)	—	—	371
Agriculture	14	3	—	—	17
Total real estate loans	7,670	(2,028)	(216)	234	5,660
Commercial loans	1,139	751	(45)	49	1,894
Consumer installment loans	110	53	(220)	209	152
All other loans	3	6	—	3	12
Unallocated	47	1,218	—	—	1,265
Total loans	$8,969	$—	$(481)	$495	$8,983

	December 31, 2016	Provision Allocation	Charge-offs	Recoveries	December 31, 2017
Mortgage loans on real estate:
Residential 1-4 family	$2,769	$726	$(146)	$117	$3,466
Commercial	1,952	879	(457)	49	2,423
Construction and land development	2,195	(817)	(194)	63	1,247
Second mortgages	72	(101)	—	53	24
Multifamily	260	236	—	—	496
Agriculture	15	(1)	—	—	14
Total real estate loans	7,263	922	(797)	282	7,670
Commercial loans	602	963	(431)	5	1,139
Consumer installment loans	135	108	(285)	152	110
All other loans	7	(4)	—	—	3
Unallocated	1,486	(1,439)	—	—	47
Total loans	$9,493	$550	$(1,513)	$439	$8,969

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$349	$1,932	$2,281	$3,694	$212,574	$216,268
Commercial	482	1,328	1,810	5,052	374,852	379,904
Construction and land development	515	646	1,161	4,571	115,842	120,413
Second mortgages	—	20	20	—	6,778	6,778
Multifamily	—	371	371	2,559	56,998	59,557
Agriculture	—	17	17	—	8,370	8,370
Total real estate loans	1,346	4,314	5,660	15,876	775,414	791,290
Commercial loans	900	994	1,894	1,983	186,739	188,722
Consumer installment loans	—	152	152	—	12,048	12,048
All other loans	—	12	12	—	1,645	1,645
Unallocated	—	1,265	1,265	—	—	—
Total loans	$2,246	$6,737	$8,983	$17,859	$975,846	$993,705

	December 31, 2017
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans on real estate:
Residential 1-4 family	$290	$3,176	$3,466	$4,117	$223,425	$227,542
Commercial	65	2,358	2,423	4,396	361,935	366,331
Construction and land development	556	691	1,247	4,276	103,538	107,814
Second mortgages	—	24	24	—	8,410	8,410
Multifamily	—	496	496	—	59,024	59,024
Agriculture	8	6	14	68	7,415	7,483
Total real estate loans	919	6,751	7,670	12,857	763,747	776,604
Commercial loans	39	1,100	1,139	1,433	157,591	159,024
Consumer installment loans	1	109	110	7	5,162	5,169
All other loans	—	3	3	—	1,221	1,221
Unallocated	—	47	47	—	—	—
Total loans	$959	$8,010	$8,969	$14,297	$927,721	$942,018

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass - A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $17.4 million and $18.0 million at December 31, 2018 and 2017, respectively.

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

The following tables present the composition of loans, excluding PCI loans, by credit quality indicator at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$211,832	$3,179	$1,257	$—	$216,268
Commercial	372,745	3,551	3,608	—	379,904
Construction and land development	115,650	192	4,571	—	120,413
Second mortgages	6,686	92	—	—	6,778
Multifamily	56,802	196	2,559	—	59,557
Agriculture	8,312	58	—	—	8,370
Total real estate loans	772,027	7,268	11,995	—	791,290
Commercial loans	184,004	1,798	2,920	—	188,722
Consumer installment loans	12,042	6	—	—	12,048
All other loans	1,645	—	—	—	1,645
Total loans	$969,718	$9,072	$14,915	$—	$993,705

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1-4 family	$222,026	$3,442	$2,074	$—	$227,542
Commercial	355,188	8,145	2,998	—	366,331
Construction and land development	103,356	182	4,276	—	107,814
Second mortgages	8,187	223	—	—	8,410
Multifamily	56,452	—	2,572	—	59,024
Agriculture	7,010	385	88	—	7,483
Total real estate loans	752,219	12,377	12,008	—	776,604
Commercial loans	156,604	1,171	1,249	—	159,024
Consumer installment loans	5,137	25	7	—	5,169
All other loans	1,221	—	—	—	1,221
Total loans	$915,181	$13,573	$13,264	$—	$942,018

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 25 and 23 loans that met the definition of a TDR at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company modified one multifamily loan, one commercial real estate loan, and one commercial loan that were considered to be TDRs, which had total pre- and post-modification balances of $2.6 million, $126,000, and $233,000 respectively. The Company restructured the terms for all loans.

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

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the years ended December 31, 2018 and 2017.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2018 the Company had 1-4 family mortgages in the amount of $113.5 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $90.6 million.

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

As of December 31, 2018 and 2017, the outstanding contractual balance of the PCI loans was $62.2 million and $71.0 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	% of PCI Loans	Amount	% of PCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$34,240	89.43%	$39,805	89.79%
Commercial	746	1.95	547	1.23
Construction and land development	1,326	3.46	1,588	3.58
Second mortgages	1,729	4.52	2,136	4.82
Multifamily	244	0.64	257	0.58
Total real estate loans	38,285	100.00	44,333	100.00
Total PCI loans	$38,285	100.00%	$44,333	100.00%

During the year ended December 31, 2018, the Company recorded charge-offs of $62,000 and recoveries of $18,000 on PCI loans in the residential 1-4 family loan category. There was no activity in the allowance for loan losses on PCI loans for the year ended December 31, 2017.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Mortgage loans on real estate:
Residential 1-4 family	$156	$34,240	$200	$39,805
Commercial	—	746	—	547
Construction and land development	—	1,326	—	1,588
Second mortgages	—	1,729	—	2,136
Multifamily	—	244	—	257
Total real estate loans	156	38,285	200	44,333
Total PCI loans	$156	$38,285	$200	$44,333

The change in the accretable yield balance for the years ended December 31, 2018 and 2017 is as follows (dollars in thousands):

Balance, January 1, 2017	$48,355
Accretion	(5,729)
Reclassification from nonaccretable difference	1,500
Balance, December 31, 2017	$44,126
Accretion	(5,219)
Reclassification to nonaccretable difference	(800)
Balance, December 31, 2018	$38,107

The PCI loans were not classified as nonperforming assets as of December 31, 2018 or 2017, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

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

The Prince Street branch building is being marketed for sale. The book value of $552,000 reflects the lower of cost or fair market value at December 31, 2018 and has been classified as held for sale on the consolidated balance sheet.

Also included in bank premises and equipment held for sale is a piece of land the Company had been holding as a possible future branch site. The Company has decided not to pursue that location and is marketing the property. The book value of $700,000 reflects the lower of cost or fair market value at December 31, 2018.

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2018	2017
Land	$7,991	$8,623
Land improvements and buildings	21,405	20,977
Leasehold improvements	3,908	2,300
Furniture and equipment	11,422	9,840
Construction in progress	65	290
Total	44,791	42,030
Less accumulated depreciation and amortization	(13,303)	(11,832)
Bank premises and equipment, net	$31,488	$30,198

Depreciation expense was $1.9 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.

Note 7. Other Real Estate Owned

The following table presents the balances of other real estate owned at December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Residential 1-4 family	$314	$486
Commercial	15	15
Construction and land development	770	2,290
Total other real estate owned	$1,099	$2,791

At December 31, 2018, the Company had $494,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 8.  Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017

NOW	$165,946	$157,037
MMDA	126,933	143,363
Savings	92,910	93,980
Time deposits less than or equal to $250,000	485,155	437,810
Time deposits over $250,000	128,945	110,546
Total interest bearing deposits	$999,889	$942,736

The scheduled maturities of time deposits at December 31, 2018 are as follows (dollars in thousands):

2019	$435,576
2020	134,203
2021	24,799
2022	5,897
2023	13,625
Total	$614,100

Brokered deposits totaled $16.4 million and $13.6 million at December 31, 2018 and 2017, respectively.

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

The following table presents the Company’s borrowings at December 31, 2018 and 2017 (dollars in thousands):

	As of December 31
	2018	2017

Federal funds purchased	$19,440	$4,849

FHLB:
Short-term advances	$40,000	$70,500
Long-term notes payable	19,447	30,929
Total	$59,447	$101,429

The average interest rate of federal funds purchased during December 31, 2018 and 2017 was 2.28% and 1.58%, respectively.

The Company has an available line of credit with the FHLB of Atlanta which allows the Company to borrow on a collateralized basis. As of December 31, 2018, the Company had residential 1-4 family mortgages in the amount of $113.5 million pledged as collateral to the FHLB for a total borrowing capacity of $90.6 million. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. The average interest rate of FHLB advances during the years ended December 31, 2018 and 2017 was 1.97% and 1.34%, respectively. Long-term notes payable have interest rates ranging from 1.25% to 2.07% with maturities ranging from 2019-2022. The Company had $8.3 million and $29.6 million in variable LIBOR rate long-term notes payable at December 31, 2018 and 2017, respectively

Maturities of long-term debt at December 31, 2018 are as follows (dollars in thousands):

2019	$10,280
2022	9,167
Total	$19,447

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $55.0 million at December 31, 2018.

Note 10. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive (loss) income (AOCI) for the years ended December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive (loss) income before reclassifications	(1,518)	188	59	(1,271)
Amounts reclassified from AOCI	(54)	3	-	(51)
Net current period other comprehensive (loss) income	(1,572)	191	59	(1,322)
Ending balance	$(618)	$(857)	$196	$(1,279)

	December 31, 2017
	Unrealized Gain (Loss) on Securities	Defined Benefit Pension Plan	Gain (Loss) on Cash Flow Hedge	Total Other Comprehensive (Loss) Income

Beginning balance	$(410)	$(767)	$(46)	$(1,223)
Other comprehensive income (loss) before reclassifications	1,342	(109)	160	1,393
Amounts reclassified from AOCI	(137)	3	-	(134)
Net current period other comprehensive income (loss)	1,205	(106)	160	1,259
Impact of the Tax Cuts and Jobs Act	159	(175)	23	7
Ending balance	$954	$(1,048)	$137	$43

The Company releases the income tax effects included in AOCI when income or loss from the related items has been recognized in earnings. The following tables present the effects of reclassifications out of AOCI on line items of consolidated (loss) income for the years ended December 31, 2018 and 2017 (dollars in thousands):

Details about AOCI	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Consolidated Statement of Income (Loss)
	Year ended December 31
	2018	2017
Securities available for sale
Unrealized gains on securities available for sale	$(70)	$(210)	Gain on securities transactions, net
Related tax expense	16	73	Income tax expense
	$(54)	$(137)	Net of tax

Defined benefit plan
Amortization of prior service cost	$5	$5	Salaries and employee benefits
Related tax (benefit) expense	(2)	(2)	Income tax expense
	$3	$3	Net of tax
Total reclassifications for the period	$(51)	$(134)

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows (dollars in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$1,974	$1,971
Deferred compensation	675	686
Unrealized loss on available for sale securities	174	—
Pension adjustment	242	294
Purchase accounting adjustment(1)	3,113	3,544
OREO	59	394
Other	168	123
	6,405	7,012
Deferred tax liabilities:
Accrued pension	256	253
Unrealized gain on available for sale securities	—	269
Depreciation premises and equipment	408	367
Other	67	51
	731	940
Net deferred tax asset	$5,674	$6,072

(1)	Purchase accounting adjustment includes timing differences related to PCI loans, purchased fixed assets, and differences in income recognition on the purchase transactions.

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

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2018	2017
Current tax provision	$2,313	$3,174
Deferred tax expense	772	3,729
Income tax expense	$3,085	$6,903

The following is a reconciliation of the expected income tax expense (benefit) with the reported expense for each year:

	2018	2017
Statutory federal income tax rate	21.0%	34.0%
(Reduction) Increase in taxes resulting from:
Impact of the Act	—	25.2
Municipal interest	(2.5)	(5.5)
Bank owned life insurance income	(0.9)	(2.2)
Stock compensation	0.7	0.3
Other, net	0.1	(2.9)
Effective tax rate	18.4%	48.9%

Note 12. Employee Benefit Plans

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs, which are included in salaries and employee benefits in the consolidated statement of income, in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company has frozen the plan benefits for all defined benefit plan participants effective December 31, 2010. Information pertaining to the activity in the plan is as follows (dollars in thousands):

	Years ended December 31
	2018	2017
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,560	$3,997
Interest cost	158	158
Actuarial (gain)/loss	(507)	481
Benefits paid	(99)	(76)
Benefit obligation, ending	$4,112	$4,560

Change in Plan Assets
Fair value of plan assets, beginning of year	$4,369	$3,915
Actual return on plan assets	(90)	530
Benefits paid	(99)	(76)
Fair value of plan assets, ending	4,180	4,369
Funded Status	$68	$(191)

Amounts Recognized in the Balance Sheet
Other assets	$68	$—
Other liabilities	—	(191)
Amounts Recognized in Accumulated Other Comprehensive (Loss) Income
Net loss	$1,054	$1,293
Prior service cost	45	49
Deferred tax	(242)	(294)
Total amount recognized	$857	$1,048
Accumulated benefit obligation	$4,112	$4,560

Components of net periodic benefit cost (income)
Interest cost	$158	$158
Expected return on plan assets	(238)	(281)
Amortization of prior service cost	5	5
Recognized net loss due to settlement	—	—
Recognized net actuarial loss	60	46
Net periodic benefit income	$(15)	$(72)

Other changes in plan assets and benefit obligations recognized in other comprehensive income

Net (gain) loss	$(238)	$185
Amortization of prior service cost	(5)	(5)
Total amount recognized	$(243)	$180
Total recognized in net periodic benefit (income) cost and accumulated other comprehensive (loss) income	$(258)	$108

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December
	2018	2017
Discount rate used for net periodic pension cost	3.50%	4.00%
Discount rate used to determine obligation	4.25%	3.50%
Expected return on plan assets	5.50%	7.25%

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2019 are as follows (dollars in thousands):

Prior service cost	$5
Net loss	47
Total amount recognized
$52

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2018 and 2017 by asset category were as follows:

	December 31
	2018	2017
Asset Category
Mutual funds — fixed income	77.00%	74.00%
Mutual funds — equity	23.00	26.00
Cash and equivalents	0.00	0.00
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2018 and 2017 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2018	December 31, 2017

Cash	$6	$5
Mutual funds:
Fixed income funds	3,205	3,239
International funds	269	319
Large cap funds	342	390
Mid cap funds	125	145
Small cap funds	76	76
Stock fund	157	195
	$4,180	$4,369

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 77% fixed income and 23% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2019	$—
Expected Benefit Payments
2019	600
2020	185
2021	77
2022	133
2023	78
2024-2028	1,860

401(k) Plan

The Company maintains the Essex Bank 401(k) plan. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2018 and 2017 were $617,000 and $595,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $204,000 and $155,000 for the years ended December 31, 2018 and 2017, respectively. The associated liabilities related to these agreements were $2.1 million at each of December 31, 2018 and 2017.

Effective June 1, 2016, the Company commenced a non-qualified defined contribution retirement plan for certain key executive officers.  The purpose of the plan is to enhance the retirement benefits that the Company provides to each officer and to recognize each officer for overall performance through additional incentive-based compensation.  The planned contributions were based on the same metrics that the Company used for its annual incentive plan for executive officers.  All contributions were 100% vested as of December 31, 2018.  The expense related to this plan was $343,000 and $515,000 for the years ended December 31, 2018 and 2017, respectively, with an associated liability of $1.2 million and $860,000 at December 31, 2018 and 2017, respectively.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2018 and 2017:

	2018	2017
Expected volatility	40.0%	40.0%
Expected term (years)	6.25	6.25
Risk free rate	2.54%	1.97% -2.02%

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

The Company issues equity grants to non-employee directors as payment for annual retainer fees. The fair value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2018 and 2017 is shown in the following table:

	For the Year Ended
	2018		2017
Month	Shares Issued	Fair Value	Shares Issued	Fair Value
March	4,670	8.35	4,875	8.00
May	—	—	391	8.20
June	3,552	9.85	4,807	8.10
July	616	9.85	—	—
September	4,741	9.05	4,612	8.45
December	5,192	8.27	4,690	8.30

The Company granted 293,000 options in 2017 and 279,000 options in 2018 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2018, is shown in the following table:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at beginning of year	1,338,750	$4.45
Granted	279,000	8.45
Forfeited	(2,500)	7.82
Expired	—	—
Exercised	(41,000)	3.55
Outstanding at end of year	1,574,250	5.18	$3,607,310
Options outstanding and exercisable at end of year	878,750	3.68	$3,125,823

Weighted average remaining contractual life for outstanding and exercisable shares at year end	60 months

The weighted average fair value per option of options granted during the year was $3.65 and $3.12 for the years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2018. This amount changes with changes in the market value of the Company’s stock. The Company received $146,000 and $260,000 in cash related to option exercises with a total intrinsic value of $220,000 and $452,000 during the years ended December 31, 2018 and 2017, respectively. A tax benefit in connection with the option exercises and issuances of restricted stock of $48,000 and $163,000 was recognized in income tax expense during 2018 and 2017, respectively.

The Company recorded total stock-based compensation expense of $946,000 and $745,000 for the years ended December 31, 2018 and 2017, respectively.  Of the $946,000 in expense that was recorded in 2018, $781,000 related to employee grants and is classified as salaries and employee benefits expense; $166,000 related to the non-employee director grants and is classified as other operating expenses. Of the $745,000 in expense that was recorded in 2017, $586,000 related to employee grants and is classified as salaries and employee benefits expense; $159,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options outstanding at December 31, 2018:

		Weighted Average Grant-Date
	Number of Shares	Fair Value

Non-vested at beginning of the year	664,000	$2.62
Granted	279,000	3.65
Vested	(245,000)	2.42
Forfeited	(2,500)	3.33
Non-vested at end of year	695,500	3.10

The unrecognized compensation expense related to non-vested options was $1.4 million at December 31, 2018 to be recognized over a weighted average period of 29 months. The total fair market value of shares vested during the years ended December 31, 2018 and 2017 was $593,000 and $410,000, respectively.

Note 14. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the years ended December 31, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended December 31, 2018
Basic EPS	$13,688	22,103	$0.62
Effect of dilutive stock awards	—	466	(0.01)
Diluted EPS	$13,688	22,569	$0.61

For the year ended December 31, 2017
Basic EPS	$7,203	22,014	$0.33
Effect of dilutive stock awards	—	498	(0.01)
Diluted EPS	$7,203	22,512	$0.32

There were no antidilutive exclusions from the computation of diluted earnings per share for the years ended December 31, 2018 and 2017.

Note 15. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. The table below presents the activity for loans at December 31, 2018 and 2017 (dollars in thousands).

	December 31
	2018	2017
Balance, beginning of year	$5,880	$6,524
Principal additions	25	35
Repayments and reclassifications	(5,895)	(679)
Balance, end of year	$10	$5,880

The Bank held deposits of related parties in the amount of $2.6 million and $3.0 million at December 31, 2018 and 2017, respectively.

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $0 and $390,000 of cash pledged as collateral as of December 31, 2018 and 2017, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the years ended 2018 and 2017. The fair value of the Company’s cash flow hedge was an unrealized gain of $253,000 and $177,000 at December 31, 2018 and 2017, respectively, and was recorded in other assets. The gains were recorded as a component of other comprehensive income net of associated tax effects.

Note 17. Dividend Limitations on Affiliate Bank

Transfers of funds from the banking subsidiary to the parent corporation in the form of loans, advances and cash dividends are restricted by federal and state regulatory authorities.  All transfers of funds from the banking subsidiary to the parent corporation require prior approval from federal and state regulatory authorities as a result of the retained deficit at the banking subsidiary.  However, there are guidelines that exist that guide the bank as to amounts that may be transferred with appropriate prior approval.  As of December 31, 2018 and 2017, the aggregate amount of funds that could be transferred from the banking subsidiary to the parent corporation, with prior regulatory approval, totaled $29.6 million and $13.5 million, respectively.

Note 18. Concentration of Credit Risk

At December 31, 2018 and 2017, the Company’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 80.38% and 83.23% of the loan portfolio for 2018 and 2017, respectively.

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $11.0 million and $8.2 million at December 31, 2018 and 2017, respectively.

Note 19. Financial Instruments With Off-Balance Sheet Risk

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2018 and 2017, is as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Commitments with off-balance sheet risk:
Commitments to extend credit	$204,831	$163,686
Standby letters of credit	5,280	6,532
Total commitments with off-balance sheet risks	$210,111	$170,218

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

Note 20. Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2018, based on regulatory guidelines, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

					Required in Order to be
	Actual		Required for Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital to risk weighted assets	$149,085	13.34%	$89,409	8.00%	$111,762	10.00
Tier 1 Capital to risk weighted assets	140,289	12.55%	67,057	6.00%	89,409	8.00%
Common Equity Tier 1 Capital to risk weighted assets	140,289	12.55%	50,292	4.50%	72,645	6.50%
Tier 1 Capital to adjusted average total assets	140,289	10.22%	54,882	4.00%	68,603	5.00%

As of December 31, 2017:
Total Capital to risk weighted assets	$134,972	12.52%	$86,217	8.00%	$107,771	10.00%
Tier 1 Capital to risk weighted assets	126,146	11.71%	64,663	6.00%	86,217	8.00%
Common Equity Tier 1 Capital to risk weighted assets	126,146	11.71%	48,497	4.50%	70,051	6.50%
Tier 1 Capital to adjusted average total assets	126,146	9.59%	52,613	4.00%	65,767	5.00%

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The capital conservation buffer was phased in between January 1, 2016 and January 1, 2019. The Bank had a capital conservation buffer of 5.34% and 4.52% at December 31, 2018 and 2017, respectively, above the required buffer of 1.875% and 1.25% for 2018 and 2017, respectively.

Note 21. Fair Values of Assets and Liabilities

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs and also establishes a fair value hierarchy that prioritizes the valuation inputs into three broad levels. The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2018.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale, loans held for sale, and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$29,512	$3,657	$25,855	$-
U.S. Gov’t sponsored agencies	8,221	-	8,221	-
State, county and municipal	112,542	2,644	109,898	-
Corporate and other bonds	10,034	-	10,034	-
Mortgage backed – U.S. Gov’t agencies	14,398	-	14,398	-
Mortgage backed – U.S. Gov’t sponsored agencies	32,019	3,496	28,523	-
Total investment securities available for sale	206,726	9,797	196,929	-
Loans held for sale	146		146
Cash flow hedge	253	-	253	-
Total assets at fair value	$207,125	$9,797	$197,328	$-
Total liabilities at fair value	$-	$-	$-	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue and other U.S. Gov’t agencies	$27,183	$-	$27,183	$-
U.S. Gov’t sponsored agencies	9,278	-	9,278	-
State, county and municipal	125,760	332	125,428	-
Corporate and other bonds	7,460	-	7,460	-
Mortgage backed – U.S. Gov’t agencies	18,515	-	18,515	-
Mortgage backed – U.S. Gov’t sponsored agencies	16,638	-	16,638	-
Total investment securities available for sale	204,834	332	204,502	-
Cash flow hedge	177	-	177	-
Total assets at fair value	$205,011	$332	$204,679	$-
Total liabilities at fair value	$-	$-	$-	$-

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis for the years ended December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,343	$—	$—	$9,343
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	1,099	—	—	1,099
Total assets at fair value	$11,694	$—	$—	$11,694
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,915	$—	$1,306	$6,609
Other real estate owned	2,791	—	1,203	1,588
Total assets at fair value	$10,706	$—	$2,509	$8,197
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2018 and December 31, 2017, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value without further adjustment for unobservable inputs, the Company records the impaired loan within Level 2.

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

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with FASB ASU 2016-01, which the Company adopted on January 1, 2018 on a prospective basis, the Company uses the exit price notion, rather than the entry price notion, in calculating fair values of financial instruments not measured at fair value on a recurring basis.

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,108	$42,253	$—	$42,253	$—
Loans, net of allowance	984,722	978,778	—	—	978,778
PCI loans, net of allowance	38,129	42,674	—	—	42,674

Financial liabilities:
Interest bearing deposits	999,889	997,714	—	997,714	—
Borrowings	63,571	63,393	—	63,393	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$46,146	$46,888	$—	$46,888	$—
Loans, net of allowance	933,049	933,938	—	927,329	6,609
PCI loans, net of allowance	44,133	48,655	—	—	48,655

Financial liabilities:
Interest bearing deposits	942,736	943,037	—	943,037	—
Borrowings	105,553	105,363	—	105,363	—

Note 22. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2018 and 2017 was 5.19% and 4.20%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

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

Note 23. Revenue Recognition

On January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and brokerage fees and commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31, 2018 (dollars in thousands)

2018
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,646
Interchange and ATM fees	864
Brokerage fees and commissions	364
Noninterest income (in-scope of Topic 606)	2,874
Noninterest income (out-of-scope of Topic 606)	1,589
Total noninterest income	$4,463

Note 24. Lease Commitments

The following table represents a summary of non-cancelable operating leases for bank premises that have initial or remaining terms in excess of one year, some with renewal options, as of December 31, 2018 (dollars in thousands):

2019	$1,428
2020	1,345
2021	1,011
2022	494
2023	510
Thereafter	5,773
Total of future payments	$10,561

(1)	Future payments have not been reduced by minimum sublease rentals of $2.4 million due in the future under a non-cancelable sublease.

Rent expense for the years ended December 31, 2018 and 2017 was $1.4 million and, $1.3 million, respectively. Sublease rental income for the year ended December 31, 2018 was $109,000. There was no sublease rental income for the year ended December 31, 2017.

Note 25. Other Operating Expenses

Other operating expenses totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past two years are stated separately (dollars in thousands).

	Year Ended
	2018	2017
Bank franchise tax	$574	$632
Telephone and internet line	398	676
Stationery, printing and supplies	586	674
Marketing expense	613	656
Credit expense	501	584
Outside vendor fees	631	562
Other expenses	2,500	2,786
Total other operating expenses	$5,803	$6,570

Note 26. Parent Corporation Only Financial Statements

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2018 and 2017

(dollars in thousands, except share data)

	2018	2017
Assets
Cash	$2,324	$1,707
Other assets	252	322
Investments in subsidiaries	139,010	126,189
Total assets	$141,586	$128,218

Liabilities
Other liabilities	$1	$91
Balances due to non-bank subsidiary	4,124	4,124
Total liabilities	4,125	4,215

Shareholders’ Equity
Common stock (200,000,000 shares authorized $0.01 par value; 22,132,304 and 22,072,523 shares issued and outstanding, respectively)	221	221
Additional paid in capital	148,763	147,671
Retained deficit	(10,244)	(23,932)
Accumulated other comprehensive (loss) income	(1,279)	43

Total shareholders’ equity	$137,461	$124,003

Total liabilities and shareholders’ equity	$141,586	$128,218

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(dollars in thousands)

	2018	2017
Income:
Dividends received from subsidiaries	$—	$—
Other operating income	8	4
Total income	8	4

Expenses:
Interest expense	217	187
Management fee paid to subsidiaries	186	177
Stock compensation expense	64	56
Professional and legal expenses	59	56
Other operating expenses	51	50
Total expenses	577	526

Equity in undistributed income of subsidiaries	14,144	7,541
Net income before income taxes	13,575	7,019
Income tax benefit	113	184
Net income	$13,688	$7,203

Comprehensive income	$12,366	$8,462

PARENT COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(dollars in thousands)

	2018	2017
Operating activities:
Net income	$13,688	$7,203
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	946	745
Tax benefit of exercised stock options	—	(15)
Undistributed equity in income of subsidiary	(14,144)	(7,541)
Decrease (increase) in other assets	71	136
(Decrease) increase in other liabilities, net	(90)	68

Net cash and cash equivalents provided by operating activities	471	596

Financing activities:
Payment on long term debt	—	(1,670)
Proceeds from issuance of common stock	146	260

Net cash and cash equivalents provided by (used in) financing activities	146	(1,410)

(Decrease) increase in cash and cash equivalents	617	(814)
Cash and cash equivalents at beginning of the period	1,707	2,521
Cash and cash equivalents at end of the period	$2,324	$1,707

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Yount, Hyde & Barbour, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company for the year ended December 31, 2018, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 42 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

3.1	Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3	Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 or amendments thereto (File No. 333-124240)

10.1	Term Loan Agreement, dated as of April 22, 2014, among Community Bankers Trust Corporation as Borrower, the Lenders from Time to Time Party Hereto and SunTrust Bank as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2014 (File No. 001-32590)

10.2	Letter Amendment to Term Loan Agreement, dated December 28, 2015, between Community Bankers Trust Corporation as Borrower and SunTrust Bank as Lender and Administrative Agent, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 16, 2017 (File No. 001-32590)

10.3	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.4	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

10.5	Form of Performance Driven Retirement Agreement (Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III and Patricia M. Davis), incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2016 (File No. 001-32590)

10.6	Form of Change in Control Employment Agreement (Rex L. Smith, III, Bruce E. Thomas, Jeff R. Cantrell, John M. Oakey, III and Patricia M. Davis), incorporated by reference to the Company’s Current Report on Form 8-K filed on October 20, 2016 (File No. 001-32590)

14.1	Code of Business Conduct and Ethics (amended as of November 18, 2016), incorporated by reference to the Company’s Current Report on Form 8-K filed on November 25, 2016 (File No. 001-32590)

21.1	Subsidiaries of Community Bankers Trust Corporation*

23.1	Consent of Independent Registered Public Accounting Firm (Yount, Hyde & Barbour, P.C.)*

23.2	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)*

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*	Filed herewith.

(b)	Exhibits. See Item 15(a)3. above
(c)	Financial Statement Schedules. See Item 15(a)2. above

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rex L. Smith, III	President and Chief Executive Officer	March 15, 2019
Rex L. Smith, III	and Director
(principal executive officer)

/s/ Bruce E. Thomas	Executive Vice President and	March 15, 2019
Bruce E. Thomas	Chief Financial Officer
(principal financial officer)

/s/ Laureen D. Trice	Senior Vice President	March 15, 2019
Laureen D. Trice	and Controller
(principal accounting officer)

/s/ John C. Watkins	Chairman of the Board	March 15, 2019
John C. Watkins

/s/ Gerald F. Barber	Director	March 15, 2019
Gerald F. Barber

/s/ Richard F. Bozard	Director	March 15, 2019
Richard F. Bozard

/s/ Hugh M. Fain, III	Director	March 15, 2019
Hugh M. Fain, III

/s/ William E. Hardy	Director	March 15, 2019
William E. Hardy

/s/ Troy A. Peery, Jr.	Director	March 15, 2019
Troy A. Peery, Jr.

/s/ Eugene S. Putnam, Jr.	Director	March 15, 2019
Eugene S. Putnam, Jr.

/s/ S. Waite Rawls III	Director	March 15, 2019
S. Waite Rawls III

/s/ Oliver L. Way	Director	March 15, 2019
Oliver L. Way

/s/ Robin Traywick Williams	Director	March 15, 2019
Robin Traywick Williams

