Form 10-Q
period 2019-03-31
Community Bankers Trust Corp
filed 2019-05-09
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001‑32590

COMMUNITY BANKERS TRUST CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	20‑2652949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9954 Mayland Drive, Suite 2100
Richmond, Virginia	23233
(Address of principal executive offices)	(Zip Code)
(804) 934‑9999 (Registrant’s telephone number, including area code)

n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit. such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	ESXB	The NASDAQ Stock Market, LLC

At March 31, 2019, there were 22,168,979 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10‑Q

March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018 *
ASSETS
Cash and due from banks	$16,809	$18,292
Interest bearing bank deposits	18,757	15,927
Federal funds sold	240	—
Total cash and cash equivalents	35,806	34,219

Securities available for sale, at fair value	200,094	206,726
Securities held to maturity, at cost (fair value of $42,045 and $42,253, respectively)	41,458	42,108
Equity securities, restricted, at cost	8,426	7,800
Total securities	249,978	256,634

Loans held for sale	396	146

Loans	997,982	993,705
Purchased credit impaired (PCI) loans	36,803	38,285
Total loans	1,034,785	1,031,990
Allowance for loan losses (loans of $8,661 and $8,983, respectively; PCI loans of $156 and $156, respectively)	(8,817)	(9,139)
Net loans	1,025,968	1,022,851

Bank premises and equipment, net	31,142	31,488
Bank premises and equipment held for sale	1,252	1,252
Leased assets	7,177	—
Other real estate owned	1,225	1,099
Bank owned life insurance	29,015	28,834
Other assets	16,538	16,627
Total assets	$1,398,497	$1,393,150

LIABILITIES
Deposits:
Noninterest bearing	$165,708	$165,086
Interest bearing	1,002,415	999,889
Total deposits	1,168,123	1,164,975

Federal funds purchased	—	19,440
Federal Home Loan Bank borowings	69,072	59,447
Trust preferred capital notes	4,124	4,124
Lease liabilities	7,418	—
Other liabilities	7,452	7,703
Total liabilities	1,256,189	1,255,689

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,168,979 and 22,132,304 shares issued and outstanding, respectively)	222	221
Additional paid in capital	149,115	148,763
Retained deficit	(7,406)	(10,244)
Accumulated other comprehensive income (loss)	377	(1,279)
Total shareholders’ equity	142,308	137,461
Total liabilities and shareholders’ equity	$1,398,497	$1,393,150

*Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2019	March 31, 2018
Interest and dividend income
Interest and fees on loans	$12,419	$10,876
Interest and fees on PCI loans	1,293	1,398
Interest on deposits in other banks	96	40
Interest and dividends on securities
Taxable	1,522	1,186
Nontaxable	476	579
Total interest and dividend income	15,806	14,079
Interest expense
Interest on deposits	3,234	2,143
Interest on borrowed funds	447	469
Total interest expense	3,681	2,612
Net interest income	12,125	11,467
Provision for loan losses	—	—
Net interest income after provision for loan losses	12,125	11,467
Noninterest income
Service charges and fees	609	581
(Loss) gain on securities transactions, net	(14)	30
Income on bank owned life insurance	181	183
Mortgage loan income	62	111
Other	176	128
Total noninterest income	1,014	1,033
Noninterest expense
Salaries and employee benefits	5,381	5,849
Occupancy expenses	930	812
Equipment expenses	381	314
FDIC assessment	150	206
Data processing fees	568	486
Other real estate expense, net	(8)	50
Other operating expenses	1,438	1,649
Total noninterest expense	8,840	9,366
Income before income taxes	4,299	3,134
Income tax expense	796	540
Net income	$3,503	$2,594
Net income per share — basic	$0.16	$0.12
Net income per share — diluted	$0.16	$0.12
Dividends declared per common share	$0.03	$—
Weighted average number of shares outstanding
Basic	22,141	22,076
Diluted	22,430	22,521

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
Net income	$3,503	$2,594

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in unrealized gain (loss) on investment securities	2,204	(2,488)
Tax related to unrealized (gain) loss on investment securities	(485)	548
Reclassification adjustment for loss (gain) on securities sold	14	(30)
Tax related to realized (loss) gain on securities sold	(3)	7
Cash flow hedge:
Change in unrealized (loss) gain on cash flow hedge	(94)	186
Tax related to cash flow hedge	20	(40)
Total other comprehensive income (loss)	1,656	(1,817)
Total comprehensive income	$5,159	$777

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total

Balance January 1, 2018	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	4	—	39	—	—	39
Exercise and issuance of employee stock options	7	—	225	—	—	225
Net income	—	—	—	2,594	—	2,594
Other comprehensive loss	—	—	—	—	(1,817)	(1,817)
Balance March 31, 2018	22,084	$221	$147,935	$(21,338)	$(1,774)	$125,044
Balance January 1, 2019	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	6	—	54	—	—	54
Exercise and issuance of employee stock options	31	1	298	—	—	299
Net income	—	—	—	3,503	—	3,503
Dividends paid on common stock	—	—	—	(665)	—	(665)
Other comprehensive income	—	—	—	—	1,656	1,656
Balance March 31, 2019	22,169	$222	$149,115	$(7,406)	$377	$142,308

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands)

	March 31, 2019	March 31, 2018
Operating activities:
Net income	$3,503	$2,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	545	459
Leased asset amortization	231	—
Stock-based compensation expense	266	234
Tax benefit of exercised stock options	(31)	(10)
Amortization of purchased loan premium	60	54
Amortization of security premiums and accretion of discounts, net	281	443
Net loss (gain) on sale of securities	14	(30)
Net gain on sale and valuation of other real estate owned	(50)	—
Originations of mortgages held for sale	(1,976)	(872)
Proceeds from sales of mortgages held for sale	1,726	872
Increase in bank owned life insurance investment	(181)	(184)
Changes in assets and liabilities:
Increase in other assets	(366)	(182)
(Decrease) increase in accrued expenses and other liabilities	(58)	673
Net cash provided by operating activities	3,964	4,051

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	19,264	9,363
Proceeds from calls/maturities/paydowns of held to maturity securities	626	1,584
Proceeds from sales of restricted equity securities	—	17
Purchase of available for sale securities	(10,682)	(9,596)
Purchase of restricted equity securities	(626)	(78)
Proceeds from sale of other real estate owned	316	21
Net increase in loans	(4,351)	(20,708)
Principal recoveries of loans previously charged off	77	83
Purchase of premises and equipment, net	(199)	(548)
Purchase small business investment company fund investment	(262)	(210)
Proceeds from sale of loans	705	—
Net cash provided by (used in) investing activities	4,868	(20,072)

Financing activities:
Net increase in deposits	3,148	556
Net (decrease) increase in federal funds purchased	(19,440)	15,151
Net increase in short-term Federal Home Loan Bank borrowings	10,000	5,000
Payments on long-term Federal Home Loan Bank borrowings	(375)	(5,368)
Proceeds from issuance of common stock	87	30
Cash dividends paid	(665)	—
Net cash (used in) provided by financing activities	(7,245)	15,369

Net increase (decrease) in cash and cash equivalents	1,587	(652)

Cash and cash equivalents:
Beginning of the period	34,219	21,958
End of the period	$35,806	$21,306

Supplemental disclosures of cash flow information:
Interest paid	$3,512	$2,638
Income taxes paid	439	—
Transfers of loans to other real estate owned	392	396
Transfers of building premises and equipment to held for sale	—	525

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 26 full-service offices and two loan production offices in Virginia and Maryland.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2019, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2019. Results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	March 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue	$11,982	$—	$(234)	$11,748
U.S. Government agencies	23,949	76	(177)	23,848
State, county and municipal	110,171	2,011	(250)	111,932
Mortgage backed securities	41,342	397	(446)	41,293
Asset backed securities	5,222	51	(3)	5,270
Corporate bonds	6,002	23	(22)	6,003
Total Securities Available for Sale	$198,668	$2,558	$(1,132)	$200,094

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(141)	$9,859
State, county and municipal	31,458	740	(12)	32,186
Total Securities Held to Maturity	$41,458	$740	$(153)	$42,045

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue	$13,460	$—	$(336)	$13,124
U.S. Government agencies	24,689	71	(151)	24,609
State, county and municipal	112,465	1,018	(941)	112,542
Mortgage backed securities	46,877	196	(656)	46,417
Asset backed securities	5,342	73	(4)	5,411
Corporate bonds	4,685	—	(62)	4,623
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

The amortized cost and fair value of securities at March 31, 2019 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,104	$13,984	$14,097	$14,136
Due after one year through five years	13,930	14,220	81,687	81,854
Due after five years through ten years	11,661	12,030	84,400	85,374
Due after ten years	1,763	1,811	18,484	18,730
Total securities	$41,458	$42,045	$198,668	$200,094

Proceeds from sales of securities available for sale were $16.8 million and $7.0 million during the  three months ended March 31, 2019 and 2018, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Gross realized gains	$53	$42
Gross realized losses	(67)	(12)
Net securities (loss) gain	$(14)	$30

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2019 and 2018.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue	$—	$—	$11,747	$(234)	$11,747	$(234)
U.S. Government agencies	7,957	(53)	5,222	(124)	13,179	(177)
State, county and municipal	—	—	19,525	(250)	19,525	(250)
Mortgage backed securities	8,439	(76)	15,021	(370)	23,460	(446)
Asset backed securities	515	(1)	233	(2)	748	(3)
Corporate bonds	738	(12)	240	(10)	978	(22)
Total	$17,649	$(142)	$51,988	$(990)	$69,637	$(1,132)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,859	$(141)	$9,859	$(141)
State, county and municipal	—	—	1,630	(12)	1,630	(12)
Total	$—	$—	$11,489	$(153)	$11,489	$(153)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue	$1,480	$(1)	$11,644	$(335)	$13,124	$(336)
U.S. Government agencies	6,959	(47)	5,155	(104)	12,114	(151)
State, county and municipal	7,918	(81)	34,540	(860)	42,458	(941)
Mortgage backed securities	11,513	(94)	15,811	(562)	27,324	(656)
Asset backed securities	537	(1)	294	(3)	831	(4)
Corporate bonds	3,661	(47)	236	(15)	3,897	(62)
Total	$32,068	$(271)	$67,680	$(1,879)	$99,748	$(2,150)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,790	$(210)	$9,790	$(210)
State, county and municipal	2,452	(20)	3,985	(44)	6,437	(64)
Total	$2,452	$(20)	$13,775	$(254)	$16,227	$(274)

The unrealized losses (impairments) in the investment portfolio at March 31, 2019 and December 31, 2018 are generally a result of market fluctuations of interest rates that occur daily. Interest rates increased consistently across the United States Treasury security yield curve during 2018, thereby increasing unrealized losses on securities.  Likewise, these interest rates consistently decreased during the first quarter of 2019, thereby decreasing unrealized losses on the Company’s securities. The unrealized losses are from 90 securities at March 31, 2019. Of those, 85 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Three investment grade asset-backed securities comprised of student loan pools included in corporate obligations and two corporate bonds make up the remaining securities with unrealized losses at March 31, 2019. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $54.0 million and $56.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $7.0 million at each of March 31, 2019 and December 31, 2018 were pledged to secure lines of credit at the Federal Reserve discount window. At each of March 31, 2019 and December 31, 2018, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at March 31, 2019 and December 31, 2018 were comprised of the following (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$215,348	21.58%	$216,268	21.77%
Commercial	379,112	37.99	379,904	38.23
Construction and land development	123,475	12.37	120,413	12.12
Second mortgages	6,966	0.70	6,778	0.68
Multifamily	57,931	5.81	59,557	5.99
Agriculture	10,780	1.08	8,370	0.84
Total real estate loans	793,612	79.53	791,290	79.63
Commercial loans	190,832	19.12	188,722	18.99
Consumer installment loans	11,923	1.19	12,048	1.21
All other loans	1,615	0.16	1,645	0.17
Total loans	$997,982	100.00%	$993,705	100.00%

The Company held $17.0 and $17.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2019 and December 31, 2018, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $1.2 million at each of March 31, 2019 and December 31, 2018, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At March 31, 2019 and December 31, 2018, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of March 31, 2019 (dollars in thousands):

				Three months ended
	March 31, 2019			March 31, 2019
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,546	$1,881	$—	$1,555	$11
Commercial	3,368	4,055	—	3,435	35
Multifamily	2,552	2,552	—	2,555	—
Total real estate loans	7,466	8,488	—	7,545	46
Subtotal impaired loans with no valuation allowance	7,466	8,488	—	7,545	46
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,004	2,421	378	2,067	20
Commercial	736	1,231	87	1,143	4
Construction and land development	4,101	5,372	685	4,336	—
Total real estate loans	6,841	9,024	1,150	7,546	24
Commercial loans	2,331	2,574	1,060	2,157	9
Consumer installment loans	6	6	1	3	—
Subtotal impaired loans with a valuation allowance	9,178	11,604	2,211	9,706	33
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,550	4,302	378	3,622	31
Commercial	4,104	5,286	87	4,578	39
Construction and land development	4,101	5,372	685	4,336	—
Multifamily	2,552	2,552	—	2,555	—
Total real estate loans	14,307	17,512	1,150	15,091	70
Commercial loans	2,331	2,574	1,060	2,157	9
Consumer installment loans	6	6	1	3	—
Total impaired loans	$16,644	$20,092	$2,211	$17,251	$79

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2018 and the three months ended March 31, 2018 (dollars in thousands):

				Three months ended
	December 31, 2018			March 31, 2018
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,563	$1,890	$—	$1,888	$7
Commercial	3,502	4,176	—	3,844	37
Construction and land development	—	—	—	208	—
Multifamily	2,559	2,559	—	—	—
Total real estate loans	7,624	8,625	—	5,940	44
Commercial loans	—	—	—	1,043	—
Subtotal impaired loans with no valuation allowance	7,624	8,625	—	6,983	44
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,131	2,538	349	2,234	19
Commercial	1,550	2,034	482	525	2
Construction and land development	4,571	5,840	515	4,707	—
Agriculture	—	—	—	68	—
Total real estate loans	8,252	10,412	1,346	7,534	21
Commercial loans	1,983	1,991	900	287	1
Consumer installment loans	—	—	—	5	—
Subtotal impaired loans with a valuation allowance	10,235	12,403	2,246	7,826	22
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,694	4,428	349	4,122	26
Commercial	5,052	6,210	482	4,369	39
Construction and land development	4,571	5,840	515	4,915	—
Multifamily	2,559	2,559	—	—	—
Agriculture	—	—	—	68	—
Total real estate loans	15,876	19,037	1,346	13,474	65
Commercial loans	1,983	1,991	900	1,330	1
Consumer installment loans	—	—	—	5	—
Total impaired loans	$17,859	$21,028	$2,246	$14,809	$66

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2019 and December 31, 2018, is set forth in the table below (dollars in thousands):

	March 31, 2019	December 31, 2018
Nonaccruals	$10,990	$9,500
Trouble debt restructure and still accruing	5,654	8,359
Total impaired	$16,644	$17,859

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three  months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, estimated interest income of $223,000 and $160,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at each of March 31, 2019 and December 31, 2018. The following tables present an age analysis of past due status of loans by category as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	30‑89 Days		Total Past		Total Loans
	Past Due	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,371	$1,133	$2,504	$212,844	$215,348
Commercial	876	1,299	2,175	376,937	379,112
Construction and land development	—	4,101	4,101	119,374	123,475
Second mortgages	10	—	10	6,956	6,966
Multifamily	—	2,552	2,552	55,379	57,931
Agriculture	—	—	—	10,780	10,780
Total real estate loans	2,257	9,085	11,342	782,270	793,612
Commercial loans	16	1,899	1,915	188,917	190,832
Consumer installment loans	32	6	38	11,885	11,923
All other loans	—	—	—	1,615	1,615
Total loans	$2,305	$10,990	$13,295	$984,687	$997,982

	December 31, 2018
	30‑89 Days		Total Past		Total Loans
	Past Due	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$495	$1,257	$1,752	$214,516	$216,268
Commercial	551	2,123	2,674	377,230	379,904
Construction and land development	59	4,571	4,630	115,783	120,413
Second mortgages	—	—	—	6,778	6,778
Multifamily	2,559	—	2,559	56,998	59,557
Agriculture	—	—	—	8,370	8,370
Total real estate loans	3,664	7,951	11,615	779,675	791,290
Commercial loans	80	1,549	1,629	187,093	188,722
Consumer installment loans	10	—	10	12,038	12,048
All other loans	—	—	—	1,645	1,645
Total loans	$3,754	$9,500	$13,254	$980,451	$993,705

Activity in the allowance for loan losses on loans by segment for the three months ended March 31, 2019 and 2018 is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	March 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$855	$—	$203	$3,339
Commercial	1,810	(32)	(277)	7	1,508
Construction and land development	1,161	43	(12)	18	1,210
Second mortgages	20	40	—	2	62
Multifamily	371	(10)	—	—	361
Agriculture	17	6	—	—	23
Total real estate loans	5,660	902	(289)	230	6,503
Commercial loans	1,894	291	(229)	2	1,958
Consumer installment loans	152	72	(60)	24	188
All other loans	12	(6)	—	—	6
Unallocated	1,265	(1,259)	—	—	6
Total loans	$8,983	$—	$(578)	$256	$8,661

	Three Months Ended March 31, 2018
		Provision
	December 31, 2017	Allocation	Charge-offs	Recoveries	March 31, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$3,466	$(366)	$—	$15	$3,115
Commercial	2,423	184	—	13	2,620
Construction and land development	1,247	364	—	1	1,612
Second mortgages	24	9	—	1	34
Multifamily	496	(298)	—	—	198
Agriculture	14	19	—	—	33
Total real estate loans	7,670	(88)	—	30	7,612
Commercial loans	1,139	(152)	(39)	14	962
Consumer installment loans	110	8	(45)	39	112
All other loans	3	7	—	—	10
Unallocated	47	225	—	—	272
Total loans	$8,969	$—	$(84)	$83	$8,968

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$378	$2,961	$3,339	$3,550	$211,798	$215,348
Commercial	87	1,421	1,508	4,104	375,008	379,112
Construction and land development	685	525	1,210	4,101	119,374	123,475
Second mortgages	—	62	62	—	6,966	6,966
Multifamily	—	361	361	2,552	55,379	57,931
Agriculture	—	23	23	—	10,780	10,780
Total real estate loans	1,150	5,353	6,503	14,307	779,305	793,612
Commercial loans	1,060	898	1,958	2,331	188,501	190,832
Consumer installment loans	1	187	188	6	11,917	11,923
All other loans	—	6	6	—	1,615	1,615
Unallocated	—	6	6	—	—	—
Total loans	$2,211	$6,450	$8,661	$16,644	$981,338	$997,982

	December 31, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$349	$1,932	$2,281	$3,694	$212,574	$216,268
Commercial	482	1,328	1,810	5,052	374,852	379,904
Construction and land development	515	646	1,161	4,571	115,842	120,413
Second mortgages	—	20	20	—	6,778	6,778
Multifamily	—	371	371	2,559	56,998	59,557
Agriculture	—	17	17	—	8,370	8,370
Total real estate loans	1,346	4,314	5,660	15,876	775,414	791,290
Commercial loans	900	994	1,894	1,983	186,739	188,722
Consumer installment loans	—	152	152	—	12,048	12,048
All other loans	—	12	12	—	1,645	1,645
Unallocated	—	1,265	1,265	—	—	—
Total loans	$2,246	$6,737	$8,983	$17,859	$975,846	$993,705

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $17.0 million and $17.4 million at March 31, 2019 and December 31, 2018, respectively.

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

The following tables present the composition of loans by credit quality indicator at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$210,128	$4,087	$1,133	$—	$215,348
Commercial	371,044	5,291	2,777	—	379,112
Construction and land development	119,168	206	4,101	—	123,475
Second mortgages	6,646	320	—	—	6,966
Multifamily	55,184	195	2,552	—	57,931
Agriculture	10,723	57	—	—	10,780
Total real estate loans	772,893	10,156	10,563	—	793,612
Commercial loans	185,418	2,186	3,228	—	190,832
Consumer installment loans	11,914	3	6	—	11,923
All other loans	1,615	—	—	—	1,615
Total loans	$971,840	$12,345	$13,797	$—	$997,982

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$211,832	$3,179	$1,257	$—	$216,268
Commercial	372,745	3,551	3,608	—	379,904
Construction and land development	115,650	192	4,571	—	120,413
Second mortgages	6,686	92	—	—	6,778
Multifamily	56,802	196	2,559	—	59,557
Agriculture	8,312	58	—	—	8,370
Total real estate loans	772,027	7,268	11,995	—	791,290
Commercial loans	184,004	1,798	2,920	—	188,722
Consumer installment loans	12,042	6	—	—	12,048
All other loans	1,645	—	—	—	1,645
Total loans	$969,718	$9,072	$14,915	$—	$993,705

In accordance with FASB Accounting Standards Update (ASU) 2011‑02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 25 and 23 loans that met the definition of a TDR at March 31, 2019 and 2018, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended March 31, 2019 and 2018.

A loan is considered to be in default if it is 90 days or more past due. During the three months ended March 31, 2019, one loan that had been restructured during the previous 12 months went into default. This multifamily real estate loan had a recorded investment of $2.6 million. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended March 31, 2018.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310‑10‑35, Receivables, Subsequent Measurement.

At March 31, 2019, the Company had 1‑4 family mortgages in the amount of $111.9 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $91.4 million.

Note 4. PCI Loans and Related Allowance for Loan Losses

On January 30, 2009, the Company entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (FDIC) to assume all of the deposits and certain other liabilities and acquire substantially all assets of Suburban Federal Savings Bank (SFSB). The Company is applying the provisions of FASB ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to all loans acquired in the SFSB transaction (the “PCI loans”). Of the total $198.3 million in loans acquired, $49.1 million met the criteria of FASB ASC 310‑30. These loans, consisting mainly of construction loans, were deemed impaired at the acquisition date. The remaining $149.1 million of loans acquired, comprised mainly of residential 1‑4 family, were analogized to meet the criteria of FASB ASC 310‑30. Analysis of this portfolio revealed that SFSB utilized weak underwriting and documentation standards, which led the Company to believe that significant losses were probable given the economic environment at the time.

As of March 31, 2019 and December 31, 2018, the outstanding contractual balance of the PCI loans was $59.8 million and $62.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2019		December 31, 2018
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$32,860	89.29%	$34,240	89.43%
Commercial	733	1.99	746	1.95
Construction and land development	1,301	3.54	1,326	3.46
Second mortgages	1,668	4.53	1,729	4.52
Multifamily	241	0.65	244	0.64
Total real estate loans	36,803	100.00	38,285	100.00
Total PCI loans	$36,803	100.00%	$38,285	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three months ended March 31, 2019 and 2018.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$32,860	$156	$34,240
Commercial	—	733	—	746
Construction and land development	—	1,301	—	1,326
Second mortgages	—	1,668	—	1,729
Multifamily	—	241	—	244
Total real estate loans	156	36,803	156	38,285
Total PCI loans	$156	$36,803	$156	$38,285

The change in the accretable yield balance for the three months ended March 31, 2019 and the year ended December 31, 2018, is as follows (dollars in thousands):

Balance, January 1, 2018	$44,126
Accretion	(5,219)
Reclassification to nonaccretable difference	(800)
Balance, December 31, 2018	$38,107
Accretion	(1,290)
Reclassification from nonaccretable difference	1,027
Balance, March 31, 2019	$37,844

The PCI loans were not classified as nonperforming assets as of March 31, 2019, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Residential 1‑4 family	$455	$314
Commercial	—	15
Construction and land development	770	770
Total other real estate owned	$1,225	$1,099

At March 31, 2019, the Company had $469,000 in residential 1‑4 family loans and PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018

NOW	$151,647	$165,946
MMDA	123,024	126,933
Savings	94,229	92,910
Time deposits less than or equal to $250,000	499,698	485,155
Time deposits over $250,000	133,817	128,945
Total interest bearing deposits	$1,002,415	$999,889

Note 7. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income before reclassifications	1,719	—	(74)	1,645
Amounts reclassified from AOCI	11	—	—	11
Net current period other comprehensive income	1,730	—	(74)	1,656
Ending balance	$1,112	$(857)	$122	$377

	Three months ended March 31, 2018
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive loss before reclassifications	(1,940)	—	146	(1,794)
Amounts reclassified from AOCI	(23)	—	—	(23)
Net current period other comprehensive loss	(1,963)	—	146	(1,817)
Ending balance	$(1,009)	$(1,048)	$283	$(1,774)

The following table presents the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	March 31, 2019	March 31, 2018
Securities available for sale:
Unrealized losses (gains) on securities available for sale	$14	$(30)	Loss (gain) on securities transactions, net
Related tax expense	(3)	7	Income tax expense
	$11	$(23)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2019.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale, loans held for sale, and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue	$11,748	$—	$11,748	$—
U.S. Government agencies	23,848	1,027	22,821	—
State, county and municipal	111,932	3,685	108,247	—
Mortgage backed securities	41,293	—	41,293	—
Asset backed securities	5,270	—	5,270	—
Corporate bonds	6,003	—	6,003	—
Total investment securities available for sale	200,094	4,712	195,382	—
Cash flow hedge	159	—	159	—
Total assets at fair value	$200,253	$4,712	$195,541	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue	$13,124	$1,479	$11,645	$—
U.S. Government agencies	24,609	2,178	22,431	—
State, county and municipal	112,542	2,644	109,898	—
Mortgage backed securities	46,417	3,496	42,921	—
Asset backed securities	5,411	—	5,411	—
Corporate bonds	4,623	—	4,623	—
Total investment securities available for sale	206,726	9,797	196,929	—
Cash flow hedge	253	—	253	—
Total assets at fair value	$206,979	$9,797	$197,182	$—
Total liabilities at fair value	$—	$—	$—	$—

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

The Company utilizes a third party vendor to provide fair value data for purposes of determining the fair value of its available for sale securities portfolio. The third party vendor uses reputable pricing companies for security market data. The third party vendor has controls in place for month-to-month market checks and zero pricing, and a Statement on Standards for Attestation Engagements No. 18 report is obtained from the third party vendor on an annual basis. The Company makes no adjustments to the pricing service data received for its securities available for sale.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$8,297	$—	$—	$8,297
Loans held for sale	396	—	396	—
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	1,225	—	—	1,225
Total assets at fair value	$11,170	$—	$396	$10,774
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,343	$—	$—	$9,343
Loans held for sale	146	—	146	—
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	1,099	—	—	1,099
Total assets at fair value	$11,840	$—	$146	$11,694
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2019 and December 31, 2018, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value without further adjustment for unobservable inputs, the Company records the impaired loan within Level 2.

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

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with FASB ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating fair values of financial instruments not measured at fair value on a recurring basis.

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$41,458	$42,045	$—	$42,045	$—
Loans, net of allowance	989,321	979,084	—	—	979,084
PCI loans, net of allowance	36,647	42,232	—	—	42,232

Financial liabilities:
Interest bearing deposits	1,002,415	1,000,919	—	1,000,919	—
Borrowings	73,196	73,073	—	73,073	—

	December 31, 2018
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,108	$42,253	$—	$42,253	$—
Loans, net of allowance	984,722	978,778	—	—	978,778
PCI loans, net of allowance	38,129	42,674	—	—	42,674

Financial liabilities:
Interest bearing deposits	999,889	997,714	—	997,714	—
Borrowings	63,571	63,393	—	63,393	—

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three months ended March 31, 2019 and 2018 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Common Shares	Per Common
	(Numerator)	(Denominator)	Share Amount
For the three months ended March 31, 2019
Basic EPS	$3,503	22,141	$0.16
Effect of dilutive stock awards	—	289	—
Diluted EPS	$3,503	22,430	$0.16

For the three months ended March 31, 2018
Basic EPS	$2,594	22,076	$0.12
Effect of dilutive stock awards	—	445	—
Diluted EPS	$2,594	22,521	$0.12

Antidilutive common shares issuable under awards or options of 585,000 and 279,000 were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2019 and 2018, respectively.

Note 10. Employee Benefit Plan

The Company adopted the Bank of Essex noncontributory, defined benefit pension plan for all full-time pre-merger Bank of Essex employees over 21 years of age. Benefits are generally based upon years of service and the employees’ compensation. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company froze the plan benefits for all the defined benefit plan participants effective December 31, 2010.

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Interest cost	$40	$39
Expected return on plan assets	(53)	(59)
Amortization of prior service cost	1	1
Recognized net loss due to settlement	13	—
Recognized net actuarial loss	12	15
Net periodic benefit income	$13	$(4)

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

The swap was entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $0 of cash pledged as collateral for each of the periods ended March 31, 2019 and December 31, 2018, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three months ended March 31, 2019 and 2018. The fair value of the Company’s cash flow hedge was an unrealized gain of $159,000 and $253,000 at March 31, 2019 and December 31, 2018, respectively, and was recorded in other assets. The gain was recorded as a component of other comprehensive income (loss) net of associated tax effects.

Note 12. Revenue Recognition

On January 1, 2018, the Company adopted FASB ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and brokerage fees and commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$410	$391
Interchange and ATM fees	199	190
Brokerage fees and commissions	96	61
Noninterest income (in-scope of Topic 606)	705	642
Noninterest income (out-of-scope of Topic 606)	309	391
Total noninterest income	$1,014	$1,033

Note 13. Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), as it relates to its non-cancellable operating leases and subleases of bank premises.  The guidance was implemented using the modified retrospective transition approach at the date of adoption with no cumulative effect adjustment to opening retained earnings and no material impact on the measurement of operating lease costs.  Prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting policies, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.   The Company elected the practical expedient package, which allowed it to not reassess (1) whether expired or existing contracts are or contain a lease, (2) the lease classification of expired or existing leases, and (3) the initial direct costs for any existing leases.  The Company also elected the practical expedient to use hindsight in determining the lease term for existing leases, thereby including renewal options that the Company is reasonably certain will be exercised in the lease term.  The adoption of this ASU resulted in the recognition of operating lease assets of $7.4 million and lease liabilities of $7.6 million at January 1, 2019.

The Company's leases have lease terms between five years and twenty years, with the longest lease term having an expiration date in 2038. Most of these leases include one or more renewal options for five years or less. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability.  The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in a lease is not disclosed.  None of the Company’s current leases contain variable lease payment terms.  The Company accounts for associated non-lease components separately.

The following table presents operating lease liabilities as of March 31, 2019 (dollars in thousands):

Gross lease liability	$10,190
Less: imputed interest	(2,772)
Present value of lease liability	$7,418

The weighted average remaining lease term and weighted average discount rate for operating leases at March 31, 2019 was 12.1 years and 4.54%, respectively. Maturities of the gross operating lease liability at March 31, 2019 are as follows (dollars in thousands):

2019	$912
2020	1,231
2021	1,191
2022	600
2023	630
Thereafter	5,626
Total of future payments	$10,190

Operating lease costs and sublease rental income for the period ended March 31, 2019 were $330,000 and $27,000, respectively.  Rental expense and sublease rental income under operating lease agreements for the period ended March 31, 2018 was $341,000 and $27,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2019 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2019 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 26 full-service offices and two loan production offices in Virginia and Maryland.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The evaluation also considers the following risk characteristics of each loan portfolio:

•

Residential 1‑4 family mortgage loans include HELOCs and single family investment properties secured by first liens. The carry risks associated with owner-occupied and investment properties are the continued credit-worthiness of the borrower, changes in the value of the collateral, successful property maintenance and collection of rents due from tenants. The Company manages these risks by using specific underwriting policies and procedures and by avoiding concentrations in geographic regions.

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

•

Second mortgages on residential 1‑4 family loans carry risk associated with the continued credit-worthiness of the borrower, changes in value of the collateral and a higher risk of loss in the event the collateral is liquidated due to the inferior lien position. The Company manages risk by using specific underwriting policies and procedures.

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

The Company’s acquired loans from the Suburban Federal Savings Bank (SFSB) transaction (the “PCI loans”), subject to FASB ASC Topic 805, Business Combinations, were recorded at fair value and no separate valuation allowance was recorded at the date of acquisition. FASB ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The Company is applying the provisions of FASB ASC 310‑30 to all loans acquired in the SFSB transaction. The Company has grouped loans together based on common risk characteristics including product type, delinquency status and loan documentation requirements among others.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no such interest or penalties during the three months ended March 31, 2019 and 2018. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore, no allowance is required.

The Company and the Bank are subject to U.S. federal income tax as well as Virginia and Maryland state income tax. All years from 2015 through 2018 are open to examination by the respective tax authorities.

RESULTS OF OPERATIONS

Overview

Net income was $3.5 million for the first quarter of 2019, compared with net income of $2.6 million in the first quarter of 2018.  Earnings per common share, basic and fully diluted, were $0.16 per share and $0.12 per share for the three months ended March 31, 2019 and 2018, respectively. The increase of $909,000, or 35.0%, in net income for the first quarter of 2019 compared with the first quarter of 2018 was primarily the result of a $1.7 million increase in interest income and a reduction of $526,000 in noninterest expenses. Offsetting these increases to net income were an increase of $1.1 million in interest expense, an increase of $256,000 in income tax expense and a decrease of $19,000 in noninterest income.

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

Net interest income increased $658,000, or 5.7%, from the first quarter of 2018 to the first quarter of 2019. Net interest income was $12.1 million in the first quarter of 2019 compared with $11.5 million for the same period in 2018.  Interest income increased $1.7 million, or 12.3%, over this time period.  The increase in interest income was generated by an increase of $51.1 million, or 4.1%, in the level of average earning assets.  The yield on earning assets increased from 4.60% in the first quarter of 2018 to 4.95% in the first quarter of 2019. The average balance of loans, excluding PCI loans, increased $55.6 million, or 5.9%, from $943.4 million in the first quarter of 2018 to $999.0 million in the first quarter of 2019.  Interest and dividends on securities was $2.0 million in the first quarter of 2019, an increase of $233,000, or 13.2%, over interest and dividends on securities of $1.8 million in the first quarter of 2018. On a tax equivalent basis, the yield on investment securities was 3.35% in the first quarter of 2019 and 2.98% in the first quarter of 2018, both of which were based on a 21.0% income tax rate.

Interest on PCI loans was $1.3 million in the first quarter of 2019 compared with $1.4 million in the first quarter of 2018.  The average balance of the PCI portfolio declined $5.5 million during the year-over-year comparison period.

Interest expense increased $1.1 million, or 40.9%, when comparing the first quarter of 2018 and the first quarter of 2019. Interest expense on deposits increased $1.1 million, or 50.9%, as the average balance of interest bearing deposits increased $55.7 million, or 5.9%.  Additionally, the average balance of lower cost savings and money market accounts decreased by $17.8 million while the average balance of higher cost time deposits increased by $71.4 million, or 12.9%.  The shift in deposit balances increased the cost of interest bearing deposits from 0.92% in the first quarter of 2018 to 1.31% in the first quarter of 2019.

FHLB and other borrowings decreased, on average, $32.3 million year over year, and there was an increase in the rate paid, from 1.74% in the first quarter of 2018 to 2.20% in the first quarter of 2019. The impact of the lower average balances lowered borrowing costs but was partially mitigated by the increase in rates. The result was a decrease of $22,000 in short-term borrowing costs and interest expense on FHLB advances. Overall, the Bank’s cost of interest bearing liabilities increased 38 basis points, from 1.00% in the first quarter of 2018 to 1.38% in the first quarter of 2019.

The tax equivalent net interest margin increased five basis points, from 3.76% in the first quarter of 2018 to 3.81% in the first quarter of 2019.  Conversely, the interest spread decreased from 3.60% to 3.57% over the same time period.  The increase in the margin, despite a decrease in spread, was precipitated by increases of $12.1 million, or 8.2%, in the average balance of noninterest bearing deposits, and $14.9 million, or 11.9%, in the average balance in shareholders’ equity. Both of these categories carry no direct interest expense, but the increase was used to fund growth in earning assets.

The following table sets forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2019 and 2018. The table also sets forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended March 31, 2019			Three months ended March 31, 2018
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans, including fees	$999,047	$12,419	5.04%	$943,398	$10,876	4.68%
PCI loans	37,783	1,293	13.69	43,331	1,398	12.91
Total loans	1,036,830	13,712	5.36	986,729	12,274	5.05
Interest bearing bank balances	14,376	96	2.70	9,060	40	1.80
Federal funds sold	55	—	2.41	58	—	1.55
Securities (taxable)	186,370	1,522	3.27	176,563	1,186	2.69
Securities (tax exempt) (1)	67,211	603	3.59	81,342	733	3.60
Total earning assets	1,304,842	15,933	4.95	1,253,752	14,233	4.60
Allowance for loan losses	(9,084)			(9,177)
Non-earning assets	96,770			88,610
Total assets	$1,392,528			$1,333,185

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$157,773	87	0.22	$155,682	77	0.20
Savings and money market	220,945	293	0.54	238,738	314	0.53
Time deposits	623,417	2,854	1.86	551,987	1,752	1.29
Total interest bearing deposits	1,002,135	3,234	1.31	946,407	2,143	0.92
Short-term borrowings	6,837	50	2.94	2,343	11	1.95
FHLB and other borrowings	73,214	397	2.17	105,532	458	1.74
Total interest bearing liabilities	1,082,186	3,681	1.38	1,054,282	2,612	1.00
Noninterest bearing deposits	160,496			148,371
Other liabilities	9,974			5,542
Total liabilities	1,252,656			1,208,195
Shareholders’ equity	139,872			124,990

Total liabilities and shareholders’ equity	$1,392,528			$1,333,185
Net interest earnings		$12,252			$11,621
Interest spread			3.57%			3.60%
Net interest margin			3.81%			3.76%

Tax equivalent adjustment:
Securities		$127			$155

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

There was no provision for loan losses on the loan portfolio, excluding PCI loans, during either of the three months ended March 31, 2019 and 2018. The absence of a provision through the first three months of 2019 was the direct result of nominal charge-offs over the lookback period. There was no provision for loan losses on the PCI loan portfolio during either of the three months ended March 31, 2019 and 2018. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net charge-offs of $322,000 in the first quarter of 2019, compared with net charge-offs of $1,000 in the first quarter of 2018. Total charge-offs were $578,000 for the first quarter of 2019 compared with $84,000 in the first quarter of 2018. Recoveries of previously charged-off loans were $256,000 for the first quarter of 2019 compared with $83,000 in the first quarter of 2018.

Noninterest Income

Noninterest income decreased $19,000, or 1.8%, and was $1.0 million in each of the first quarter of 2019 and the first quarter of 2018. Mortgage loan income decreased $49,000, or 44.1%, from $111,000 in the first quarter of 2018 to $62,000 in the first quarter of 2019. Gain (loss) on securities transactions, net decreased $44,000 year over year as losses of $14,000 were realized in the first quarter of 2019 versus gains realized of $30,000 in the first quarter of 2018. Offsetting these declines in noninterest income year over year were increases of $48,000 in other noninterest income and $28,000 in service charges and fees.  Other noninterest income of $176,000 in the first quarter of 2019 compared with $128,000 in the first quarter of 2018.  The increase of $48,000 was the result of a $34,000 increase in brokerage fees and commissions combined with an increase of $13,000 in dividend income from investments in partnerships. Service charges and fees were $609,000 in the first quarter of 2019 and increased from $581,000, or 4.8%, as a result of an increase in the volume of new accounts. There was an increase of $15.7 million, or 10.4%, year over year, in noninterest bearing account balances.

Noninterest Expense

Noninterest expenses decreased $526,000, or 5.6%, when comparing the first quarter of 2019 to the same period in 2018. The largest component of the change was a reduction of $468,000 in salaries and employee benefits. The decrease year over year was largely attributable to abnormally higher group benefit costs in the first quarter of 2018, which accounted for $446,000 of the $468,000 decrease. Other operating expenses of $1.4 million in the first quarter of 2019 was a decrease of $211,000 from the same period in 2018. Telephone and internet data declined $187,000 year over year as a telephone provider contract was terminated in the first quarter of 2018, with associated breakage fees, but resulted in a much lower quarterly expense thereafter.  Offsetting these decreases was an increase in occupancy expenses, which increased $118,000 year over year, and were $930,000 in the first quarter of 2019 compared with $812,000 in the first quarter of 2018. The opening of new branches since the first quarter of 2018 and the new lease accounting rules that took effect in the first quarter of 2019 were the drivers of the increase. These openings also resulted in an increase year over year in equipment expenses, which increased $67,000, from $314,000 to $381,000.

Income Taxes

Income tax expense was $796,000 for the three months ended March 31, 2019, compared with income tax expense of $540,000 for the first quarter of 2018.  The effective tax rate for the first quarter of 2019 was 18.5% compared with 17.2% for the first quarter of 2018.

FINANCIAL CONDITION

General

Total assets increased $5.3 million, or 0.4%, to $1.399 billion at March 31, 2019 when compared to December 31, 2018. Total loans, excluding PCI loans, were $998.0 million at March 31, 2019, increasing $4.3 million, or 0.4%, from year end 2018.   Total PCI loans were $36.8 million at March 31, 2019 versus $38.3 million at December 31, 2018.

During the first quarter of 2019, construction and land development loans, totaling $123.5 million, grew by $3.1 million, or 2.5%. Agriculture loans secured by real estate grew by $2.4 million, or 28.8%, and totaled $10.8 million at March 31, 2019.  Commercial loans grew $2.1 million and were $190.8 million at March 31, 2019. Offsetting this loan growth was a decline in multifamily loans, which declined $1.6 million as a result of payoff activity and ended the period at $57.9 million, 5.8% of the total portfolio.  Also, residential 1 – 4 family loans declined by $920,000 and ended the period at $215.3 million, or 21.6% of the portfolio. Commercial real estate loans, the largest category of loans, at $379.1 million, or 38.0% of gross loans outstanding, declined $792,000. Other loan categories declined a nominal $33,000 during the first quarter of 2019.

The Company’s securities portfolio, excluding restricted equity securities, declined $7.3 million since year end 2018 to $241.6 million at March 31, 2019. Net losses of $14,000 were recognized during the first quarter of 2019 compared with net gains of $30,000 in the first quarter of 2018.  The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of changes in the fair value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $200.1 million at March 31, 2019 and $206.7 million at December 31, 2018. At March 31, 2019, the Company had a net unrealized gain on the AFS portfolio of $1.4 million compared with a net unrealized loss of $792,000 at December 31, 2018. Municipal securities comprised 55.9% of the total AFS portfolio at March 31, 2019. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $35.8 million and $34.2 million at March 31, 2019 and December 31, 2018, respectively.  There were federal funds sold of $240,000 at March 31, 2019 and federal funds purchased of $19.4 million at December 31, 2018.  Interest bearing bank balances were $18.8 million at March 31, 2019 compared with $15.9 million at December 31, 2018.

Interest bearing deposits at March 31, 2019 were $1.002 billion, an increase of $2.5 million from December 31, 2018. Time deposits less than or equal to $250,000 increased by $14.5 million, or 3.0%, during the first quarter of 2019, followed by increases of $4.9 million in time deposits over $250,000 and $1.3 million in savings account balances. The increase in time deposit balances was the result of a shift during the quarter from NOW and MMDA balances as higher rates attracted consumers to obtain higher returns on their deposit balances.  NOW accounts declined $14.3 million during the first quarter of 2019 while MMDA balances fell by $3.9 million.

FHLB advances were $69.1 million at March 31, 2019, compared with $59.4 million at December 31, 2018.  The increase of $9.7 million in FHLB advances in the first quarter of 2019 was used to reduce federal funds purchased, which were $19.4 million at year end 2018.

Shareholders’ equity was $142.3 million at March 31, 2019 and $137.5 million at December 31, 2018.  Shareholders’ equity to assets was 10.2% at March 31, 2019 and 9.9% at December 31, 2018.  The Board of Directors recommenced a quarterly dividend to shareholders in the first quarter of 2019, with a $0.03 per common share dividend that totaled $665,000 in the aggregate and was paid on April 1, 2019.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $12.2 million at March 31, 2019 and net charge-offs were $322,000 for the three months ended March 31, 2019. This compares with nonperforming assets of $10.6 million and net recoveries of $14,000 for the year ended December 31, 2018.

Nonperforming loans were $11.0 million at March 31, 2019, a $1.5 million increase from $9.5 million at December 31, 2018. The $1.5 million increase in nonperforming loans since December 31, 2018 was the net result of $3.4 million in additions to nonperforming loans and $1.9 million in reductions. The increase related mainly to two commercial loans totaling $616,000 and one multifamily real estate loan of $2.6 million. With respect to the reductions in nonperforming loans, $97,000 were payments to existing credits, $542,000 were charge-offs, and $1.3 million were paid off.

The allowance for loan losses, excluding PCI, equaled 78.8% of nonaccrual loans at March 31, 2019 compared with 94.6% at December 31, 2018. The ratio of nonperforming assets to loans and OREO increased 15 basis points. The ratio was 1.22% at March 31, 2019 versus 1.07% at December 31, 2018.

The allowance for loan losses includes an amount that cannot be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The unallocated component was $6,000 as of March 31, 2019 compared to $1.3 million as of December 31, 2018. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used.  Specifically, at December 31, 2018, in regards to the economic factors, there was significant uncertainty stemming from recent stock market declines and the government shutdown, which ended in early 2019.  The stock market suffered major declines in the fourth quarter due to concerns about a slowdown in worldwide growth and an increased probability of recession.  These factors influenced the Company’s belief that the unallocated component was appropriate at December 31, 2018.  During 2019, delinquencies increased $1.6 million and net charge-offs were $322,000, up from net recoveries of $14,000 at December 31, 2018, both of which contributed to the reduction of the unallocated component at March 31, 2019.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2019 and December 31, 2018, total impaired loans, excluding PCI loans, equaled $16.6 million and $17.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual loans	$10,990	$9,500
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	10,990	9,500
OREO	1,225	1,099
Total nonperforming assets	$12,215	$10,599

Accruing troubled debt restructure loans	$5,654	$8,359

Balances
Specific reserve on impaired loans	2,211	2,246
General reserve related to unimpaired loans	6,450	6,737
Total allowance for loan losses	8,661	8,983

Average loans during the year, net of unearned income	999,047	960,978

Impaired loans	16,644	17,859
Non-impaired loans	981,338	975,846
Total loans, net of unearned income	997,982	993,705

Ratios
Allowance for loan losses to loans	0.87%	0.90%
Allowance for loan losses to nonaccrual loans	78.81	94.56
General reserve to non-impaired loans	0.66	0.69
Nonaccrual loans to loans	1.10	0.96
Nonperforming assets to loans and OREO	1.22	1.07
Net charge-offs (recoveries) to average loans	0.03	—

A further breakout of nonaccrual loans, excluding PCI loans, at March 31, 2019 and December 31, 2018 is below (dollars in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$1,133	$1,257
Commercial	1,299	2,123
Construction and land development	4,101	4,571
Multifamily	2,552	—
Total real estate loans	9,085	7,951
Commercial loans	1,899	1,549
Consumer installment loans	6	—
Total loans	$10,990	$9,500

At March 31, 2019, the Company had four construction and land development credit relationships in nonaccrual status. The borrowers for all of these relationships are residential land developers.  All of the relationships are secured by the real estate to be developed and are in the Company’s central Virginia market. The total amount of the credit exposure outstanding at March 31, 2019 was $4.1 million. These loans have either been charged-down or sufficiently reserved against to equal the current expected realizable value.

The total amount of the allowance for loan losses attributed to all four relationships was $685,000 at March 31, 2019, or 16.7% of the total credit exposure outstanding. The Company establishes its reserves as described above in Allowance for Loan Losses on Loans in the Critical Accounting Policies section. In conjunction with the impairment analysis the Company performs as part of its allowance methodology, the Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral.The Company uses a ratio analysis for balances less than $250,000. The Company maintains detailed analysis and other information for its allowance methodology, both for internal purposes and for review by its regulators.

Asset Quality – PCI loans

Loans accounted for under FASB ASC 310‑30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.

The PCI loans are subject to credit review standards for loans.  If and when credit deterioration occurs subsequent to the date that they were acquired, a provision for credit loss for PCI loans will be charged to earnings for the full amount. The Company makes an estimate of the total cash flows that it expects to collect from a pool of PCI loans, which includes undiscounted expected principal and interest. Over the life of the loan or pool, the Company continues to estimate cash flows expected to be collected. Subsequent decreases in cash flows expected to be collected over the life of the pool are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in expected cash flows are first used to reverse any existing valuation allowance for that loan or pool. Any remaining increase in cash flows expected to be collected is recognized as an adjustment to the yield over the remaining life of the pool.

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

Under the final rule on Enhanced Regulatory Capital Standards, commonly referred to as Basel III and which became effective January 1, 2015, the federal banking regulators have defined four tests for assessing the capital strength and adequacy of banks, based on four definitions of capital. “Common equity tier 1 capital” is defined as common equity, retained earnings, and accumulated other comprehensive income (AOCI), less certain intangibles. “Tier 1 capital” is defined as common equity tier 1 capital plus qualifying perpetual preferred stock, tier 1 minority interests, and grandfathered trust preferred securities. “Tier 2 capital” is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, non-tier 1 minority interests and a limited amount of the allowance for loan losses. “Total capital” is defined as tier 1 capital plus tier 2 capital. Four risk-based capital ratios are computed using the above capital definitions, total assets and risk-weighted assets, and the ratios are measured against regulatory minimums to ascertain adequacy. All assets and off-balance sheet risk items are grouped into categories according to degree of risk and assigned a risk-weighting and the resulting total is risk-weighted assets. “Common equity tier 1 capital ratio” is common equity tier 1 capital divided by risk-weighted assets. “Tier 1 risk-based capital ratio” is tier 1 capital divided by risk-weighted assets. “Total risk-based capital ratio” is total capital divided by risk-weighted assets. The “leverage ratio” is tier 1 capital divided by total average assets.

The Bank’s ratio of total risk-based capital was 13.5% at March 31, 2019 compared with 13.3% at December 31, 2018. The tier 1 risk-based capital ratio was 12.7% at March 31, 2019 and 12.6% at December 31, 2018. The Bank’s tier 1 leverage ratio was 10.3% at March 31, 2019 and 10.2% at December 31, 2018. All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.7% at March 31, 2019 and 12.6% at December 31, 2018.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At March 31, 2019, the Bank had a capital conservation buffer of 5.5%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2019 and December 31, 2018 was as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Cash and due from banks	$16,809	$18,292
Interest bearing bank deposits	18,757	15,927
Federal funds sold	240	—
Available for sale securities, at fair value, unpledged	169,239	174,842
Total liquid assets	$205,045	$209,061

Deposits and other liabilities	$1,256,189	$1,255,689
Ratio of liquid assets to deposits and other liabilities	16.32%	16.65%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at March 31, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2019 and December 31, 2018, is as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit	$218,290	$204,831
Standby letters of credit	4,828	5,280
Total commitments with off-balance sheet risks	$223,118	$210,111

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

The fair value of the Company’s cash flow hedge was an unrealized gain of $159,000 and $253,000 at March 31, 2019 and December 31, 2018, respectively, which was recorded in other assets. The Company’s cash flow hedge is deemed to be effective. Therefore, the gain was recorded as a component of other comprehensive income (loss) recorded in the Company’s Consolidated Statements of Comprehensive Income.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet. The simulation model is prepared and results are analyzed at least quarterly. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given a 400 basis point upward shift and a 400 basis point downward shift in interest rates. The downward shift of 300 or 400 basis points is included in the analysis, although less meaningful in the current rate environment, because all results are monitored regardless of likelihood. A parallel shift in rates over a 12‑month period is assumed.

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2019 (dollars in thousands):

	March 31, 2019
	%	$
Change in Yield curve
+400 bp	4.6	2,193
+300 bp	3.7	1,782
+200 bp	2.8	1,350
+100 bp	1.5	704
most likely	—	—
‑100 bp	(2.2)	(1,058)
‑200 bp	(4.0)	(1,941)
‑300 bp	(5.3)	(2,536)
‑400 bp	(5.3)	(2,551)

At March 31, 2019, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 4.6%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 5.3%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10‑Q, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the  rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

As of the date of this report, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a‑14(a)/15d‑14(a) Certification for Chief Executive Officer*
31.2	Rule 13a‑14(a)/15d‑14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10‑Q for the period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2019

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 9, 2019