Form 10-Q
period 2019-06-30
Community Bankers Trust Corp
filed 2019-08-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

At June 30, 2019, there were 22,258,456 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10‑Q

June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018 *
ASSETS
Cash and due from banks	$17,858	$18,292
Interest bearing bank deposits	14,696	15,927
Federal funds sold	228	—
Total cash and cash equivalents	32,782	34,219

Securities available for sale, at fair value	211,904	206,726
Securities held to maturity, at cost (fair value of $41,208 and $42,253, respectively)	40,368	42,108
Equity securities, restricted, at cost	7,718	7,800
Total securities	259,990	256,634

Loans held for sale	639	146

Loans	1,024,250	993,705
Purchased credit impaired (PCI) loans	35,898	38,285
Total loans	1,060,148	1,031,990
Allowance for loan losses (loans of $8,819 and $8,983, respectively; PCI loans of $156 and $156, respectively)	(8,975)	(9,139)
Net loans	1,051,173	1,022,851

Bank premises and equipment, net	30,635	31,488
Bank premises and equipment held for sale	1,252	1,252
Leased assets	6,944	—
Other real estate owned	983	1,099
Bank owned life insurance	29,199	28,834
Other assets	17,534	16,627
Total assets	$1,431,131	$1,393,150

LIABILITIES
Deposits:
Noninterest bearing	$180,399	$165,086
Interest bearing	1,035,809	999,889
Total deposits	1,216,208	1,164,975

Federal funds purchased	—	19,440
Federal Home Loan Bank borrowings	48,696	59,447
Trust preferred capital notes	4,124	4,124
Lease liabilities	7,192	—
Other liabilities	7,515	7,703
Total liabilities	1,283,735	1,255,689

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,258,456 and 22,132,304 shares issued and outstanding, respectively)	223	221
Additional paid in capital	149,752	148,763
Retained deficit	(4,529)	(10,244)
Accumulated other comprehensive income (loss)	1,950	(1,279)
Total shareholders’ equity	147,396	137,461
Total liabilities and shareholders’ equity	$1,431,131	$1,393,150

*Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and dividend income
Interest and fees on loans	$12,640	$11,353	$25,059	$22,229
Interest and fees on PCI loans	1,251	1,274	2,544	2,672
Interest on federal funds sold	5	1	5	1
Interest on deposits in other banks	117	69	213	109
Interest and dividends on securities
Taxable	1,472	1,266	2,994	2,452
Nontaxable	421	547	897	1,126
Total interest and dividend income	15,906	14,510	31,712	28,589
Interest expense
Interest on deposits	3,589	2,355	6,823	4,498
Interest on borrowed funds	317	508	764	977
Total interest expense	3,906	2,863	7,587	5,475
Net interest income	12,000	11,647	24,125	23,114
Provision for loan losses	125	—	125	—
Net interest income after provision for loan losses	11,875	11,647	24,000	23,114
Noninterest income
Service charges and fees	707	611	1,316	1,192
Gain (loss) on securities transactions, net	238	(16)	224	14
Gain on sale of other loans	—	53	—	53
Income on bank owned life insurance	184	184	365	367
Mortgage loan income	100	80	162	191
Other	222	223	398	351
Total noninterest income	1,451	1,135	2,465	2,168
Noninterest expense
Salaries and employee benefits	5,273	5,019	10,654	10,868
Occupancy expenses	919	769	1,849	1,581
Equipment expenses	394	344	775	658
FDIC assessment	162	198	312	404
Data processing fees	579	499	1,147	985
Other real estate expense, net	105	45	97	95
Other operating expenses	1,559	1,313	2,997	2,962
Total noninterest expense	8,991	8,187	17,831	17,553
Income before income taxes	4,335	4,595	8,634	7,729
Income tax expense	791	813	1,587	1,353
Net income	$3,544	$3,782	$7,047	$6,376
Net income per share — basic	$0.16	$0.17	$0.32	$0.29
Net income per share — diluted	$0.16	$0.17	$0.31	$0.28
Weighted average number of shares outstanding
Basic	22,228	22,096	22,185	22,086
Diluted	22,433	22,580	22,432	22,551

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$3,544	$3,782	$7,047	$6,376

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in unrealized gain (loss) in investment securities	2,399	(667)	4,603	(3,154)
Tax related to unrealized (gain) loss in investment securities	(527)	147	(1,012)	694
Reclassification adjustment for (gain) loss in securities sold	(238)	16	(224)	(14)
Tax related to realized gain (loss) in securities sold	52	(4)	49	3
Cash flow hedge:
Change in unrealized (loss) gain in cash flow hedge	(145)	24	(239)	211
Tax related to cash flow hedge	32	(5)	52	(46)
Total other comprehensive income (loss)	1,573	(489)	3,229	(2,306)
Total comprehensive income	$5,117	$3,293	$10,276	$4,070

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2019	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	6	—	54	—	—	54
Exercise and issuance of employee stock options	31	1	298	—	—	299
Net income	—	—	—	3,503	—	3,503
Dividends of $0.03 per share paid on common stock	—	—	—	(665)	—	(665)
Other comprehensive income	—	—	—	—	1,656	1,656
Balance March 31, 2019	22,169	222	149,115	(7,406)	377	142,308
Issuance of common stock	8	—	53	—	—	53
Exercise and issuance of employee stock options	81	1	584	—	—	585
Net income	—	—	—	3,544	—	3,544
Dividends of $0.03 per share paid on common stock	—	—	—	(667)	—	(667)
Other comprehensive income	—	—	—	—	1,573	1,573
Balance June 30, 2019	22,258	$223	$149,752	$(4,529)	$1,950	$147,396

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance January 1, 2018	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	4	—	39	—	—	39
Exercise and issuance of employee stock options	7	—	225	—	—	225
Net income	—	—	—	2,594	—	2,594
Other comprehensive loss	—	—	—	—	(1,817)	(1,817)
Balance March 31, 2018	22,084	221	147,935	(21,338)	(1,774)	125,044
Issuance of common stock	3	—	35	—	—	35
Exercise and issuance of employee stock options	24	—	272	—	—	272
Net income	—	—	—	3,782	—	3,782
Other comprehensive loss	—	—	—	—	(489)	(489)
Balance June 30, 2018	22,111	$221	$148,242	$(17,556)	$(2,263)	$128,644

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands)

	June 30, 2019	June 30, 2018
Operating activities:
Net income	$7,047	$6,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,061	940
Leased asset amortization	464	—
Stock-based compensation expense	536	464
Tax benefit of exercised stock options	(83)	(37)
Amortization of purchased loan premium	191	143
Provision for loan losses	125	—
Amortization of security premiums and accretion of discounts, net	623	850
Net gain on sale of securities	(224)	(14)
Net gain on sale and valuation of other real estate owned	(37)	—
Net gain on sale of loans	—	(53)
Originations of mortgages held for sale	(4,827)	(872)
Proceeds from sales of mortgages held for sale	4,334	872
Increase in bank owned life insurance investment	(365)	(368)
Changes in assets and liabilities:
Increase in other assets	(1,486)	(643)
(Decrease) increase in accrued expenses and other liabilities	(304)	525
Net cash provided by operating activities	7,055	8,183

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	46,366	20,549
Proceeds from calls/maturities/paydowns of held to maturity securities	1,700	2,103
Proceeds from sales of restricted equity securities	866	465
Purchase of available for sale securities	(47,525)	(18,828)
Purchase of restricted equity securities	(784)	(105)
Proceeds from sale of other real estate owned	544	40
Net increase in loans	(29,947)	(25,423)
Principal recoveries of loans previously charged off	213	324
Purchase of premises and equipment, net	(270)	(1,717)
Purchase small business investment company fund investment	(525)	(210)
Proceeds from sale of loans	705	3,812
Net cash used in investing activities	(28,657)	(18,990)

Financing activities:
Net increase in deposits	51,233	28,136
Net decrease in federal funds purchased	(19,440)	(4,849)
Net decrease in short-term Federal Home Loan Bank borrowings	(10,000)	(5,000)
Payments on long-term Federal Home Loan Bank borrowings	(751)	(5,738)
Proceeds from issuance of common stock	455	107
Cash dividends paid	(1,332)	—
Net cash provided by financing activities	20,165	12,656

Net (decrease) increase in cash and cash equivalents	(1,437)	1,849

Cash and cash equivalents:
Beginning of the period	34,219	21,958
End of the period	$32,782	$23,807

Supplemental disclosures of cash flow information:
Interest paid	$7,469	$5,294
Income taxes paid	1,285	1,169
Transfers of loans to other real estate owned	392	396
Transfers of building premises and equipment to held for sale	—	552

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices and two loan production offices.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2019, the statements of income and comprehensive income and changes in shareholders’ equity for the three and six months ended June 30, 2019, and the statements of cash flows for the six months ended June 30, 2019. Results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue	$22,972	$—	$(74)	$22,898
U.S. Government agencies	24,375	67	(220)	24,222
State, county and municipal	94,175	3,132	(17)	97,290
Mortgage backed securities	50,025	795	(185)	50,635
Asset backed securities	10,763	43	(16)	10,790
Corporate bonds	6,007	69	(7)	6,069
Total Securities Available for Sale	$208,317	$4,106	$(519)	$211,904

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(59)	$9,941
State, county and municipal	30,368	908	(9)	31,267
Total Securities Held to Maturity	$40,368	$908	$(68)	$41,208

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury issue	$13,460	$—	$(336)	$13,124
U.S. Government agencies	24,689	71	(151)	24,609
State, county and municipal	112,465	1,018	(941)	112,542
Mortgage backed securities	46,877	196	(656)	46,417
Asset backed securities	5,342	73	(4)	5,411
Corporate bonds	4,685	—	(62)	4,623
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

The amortized cost and fair value of securities at June 30, 2019 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,201	$3,218	$26,694	$26,754
Due after one year through five years	25,596	25,995	78,545	79,288
Due after five years through ten years	10,321	10,702	87,116	89,410
Due after ten years	1,250	1,293	15,962	16,452
Total securities	$40,368	$41,208	$208,317	$211,904

Proceeds from sales and calls of securities were $24.3 million and $8.8 million during the three months ended June 30, 2019 and 2018, respectively, and $41.1 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross realized gains	$364	$26	$417	$68
Gross realized losses	(126)	(42)	(193)	(54)
Net securities (loss) gain	$238	$(16)	$224	$14

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2019 and 2018.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue	$11,980	$(4)	$10,918	$(70)	$22,898	$(74)
U.S. Government agencies	9,259	(90)	4,851	(130)	14,110	(220)
State, county and municipal	—	—	2,006	(17)	2,006	(17)
Mortgage backed securities	5,028	(38)	9,992	(147)	15,020	(185)
Asset backed securities	7,463	(14)	188	(2)	7,651	(16)
Corporate bonds	746	(4)	247	(3)	993	(7)
Total	$34,476	$(150)	$28,202	$(369)	$62,678	$(519)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,941	$(59)	$9,941	$(59)
State, county and municipal	—	—	1,223	(9)	1,223	(9)
Total	$—	$—	$11,164	$(68)	$11,164	$(68)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury issue	$1,480	$(1)	$11,644	$(335)	$13,124	$(336)
U.S. Government agencies	6,959	(47)	5,155	(104)	12,114	(151)
State, county and municipal	7,918	(81)	34,540	(860)	42,458	(941)
Mortgage backed securities	11,513	(94)	15,811	(562)	27,324	(656)
Asset backed securities	537	(1)	294	(3)	831	(4)
Corporate bonds	3,661	(47)	236	(15)	3,897	(62)
Total	$32,068	$(271)	$67,680	$(1,879)	$99,748	$(2,150)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,790	$(210)	$9,790	$(210)
State, county and municipal	2,452	(20)	3,985	(44)	6,437	(64)
Total	$2,452	$(20)	$13,775	$(254)	$16,227	$(274)

The unrealized losses (impairments) in the investment portfolio at June 30, 2019 and December 31, 2018 are generally a result of market fluctuations of interest rates that occur daily. Interest rates increased consistently across the United States Treasury security yield curve during 2018, thereby increasing unrealized losses on securities.  Likewise, these interest rates consistently decreased during the first half of 2019, thereby decreasing unrealized losses on the Company’s securities. The unrealized losses are from 58 securities at June 30, 2019. Of those, 49 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Seven investment grade asset-backed securities comprised of student loan pools included in corporate obligations and two corporate bonds make up the remaining securities with unrealized losses at June 30, 2019. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $50.4 million and $56.0 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $7.0 million at each of June 30, 2019 and December 31, 2018 were pledged to secure lines of credit at the Federal Reserve discount window. At each of June 30, 2019 and December 31, 2018, there were no securities purchased from a single issuer, other than U.S. Treasury issue and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at June 30, 2019 and December 31, 2018 were comprised of the following (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$219,690	21.45%	$216,268	21.77%
Commercial	388,750	37.95	379,904	38.23
Construction and land development	136,951	13.37	120,413	12.12
Second mortgages	6,803	0.66	6,778	0.68
Multifamily	57,251	5.59	59,557	5.99
Agriculture	10,617	1.04	8,370	0.84
Total real estate loans	820,062	80.06	791,290	79.63
Commercial loans	191,032	18.66	188,722	18.99
Consumer installment loans	11,603	1.13	12,048	1.21
All other loans	1,553	0.15	1,645	0.17
Total loans	$1,024,250	100.00%	$993,705	100.00%

The Company held $16.4 and $17.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2019 and December 31, 2018, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $1.2 million at each of June 30, 2019 and December 31, 2018, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.

At June 30, 2019 and December 31, 2018, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of June 30, 2019 and the three and six months ended June 30, 2019 (dollars in thousands):

				Three months ended		Six months ended
	June 30, 2019			June 30, 2019		June 30, 2019
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,521	$1,869	$—	$1,534	$11	$1,543	$21
Commercial	3,330	4,027	—	3,349	35	3,400	69
Multifamily	2,526	2,526	—	2,539	—	2,546	—
Total real estate loans	7,377	8,422	—	7,422	46	7,489	90
Subtotal impaired loans with no valuation allowance	7,377	8,422	—	7,422	46	7,489	90
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,263	2,686	402	2,133	12	2,133	24
Commercial	708	1,217	118	722	2	998	4
Construction and land development	4,091	5,364	735	4,096	—	4,254	—
Total real estate loans	7,062	9,267	1,255	6,951	14	7,385	28
Commercial loans	1,313	1,547	526	1,822	5	1,875	9
Consumer installment loans	6	6	1	6	—	4	—
Subtotal impaired loans with a valuation allowance	8,381	10,820	1,782	8,779	19	9,264	37
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,784	4,555	402	3,667	23	3,676	45
Commercial	4,038	5,244	118	4,071	37	4,398	73
Construction and land development	4,091	5,364	735	4,096	—	4,254	—
Multifamily	2,526	2,526	—	2,539	—	2,546	—
Total real estate loans	14,439	17,689	1,255	14,373	60	14,874	118
Commercial loans	1,313	1,547	526	1,822	5	1,875	9
Consumer installment loans	6	6	1	6	—	4	—
Total impaired loans	$15,758	$19,242	$1,782	$16,201	$65	$16,753	$127

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2018 and the three and six months ended June 30, 2018 (dollars in thousands):

				Three months ended		Six months ended
	December 31, 2018			June 30, 2018		June 30, 2018
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,563	$1,890	$—	$1,863	$10	$1,876	$20
Commercial	3,502	4,176	—	3,702	38	3,755	75
Construction and land development	—	—	—	403	—	268	—
Multifamily	2,559	2,559	—	1,279	31	853	61
Total real estate loans	7,624	8,625	—	7,247	79	6,752	156
Commercial loans	—	—	—	625	—	786	—
Subtotal impaired loans with no valuation allowance	7,624	8,625	—	7,872	79	7,538	156
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,131	2,538	349	2,223	19	2,221	39
Commercial	1,550	2,034	482	1,032	2	866	4
Construction and land development	4,571	5,840	515	4,966	—	4,737	—
Agriculture	—	—	—	34	—	45	—
Total real estate loans	8,252	10,412	1,346	8,255	21	7,869	43
Commercial loans	1,983	1,991	900	247	1	273	2
Consumer installment loans	—	—	—	2	—	3	—
Subtotal impaired loans with a valuation allowance	10,235	12,403	2,246	8,504	22	8,145	45
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,694	4,428	349	4,086	29	4,097	59
Commercial	5,052	6,210	482	4,734	40	4,621	79
Construction and land development	4,571	5,840	515	5,369	—	5,005	—
Multifamily	2,559	2,559	—	1,279	31	853	61
Agriculture	—	—	—	34	—	45	—
Total real estate loans	15,876	19,037	1,346	15,502	100	14,621	199
Commercial loans	1,983	1,991	900	872	1	1,059	2
Consumer installment loans	—	—	—	2	—	3	—
Total impaired loans	$17,859	$21,028	$2,246	$16,376	$101	$15,683	$201

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2019 and December 31, 2018, is set forth in the table below (dollars in thousands):

	June 30, 2019	December 31, 2018
Nonaccruals	$11,045	$9,500
Troubled debt restructure and still accruing	4,713	8,359
Total impaired	$15,758	$17,859

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and six months ended June 30, 2019 and 2018. For the three months ended June 30, 2019 and 2018, estimated interest income of $196,000 and $183,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2019 and 2018, estimated interest income of $410,000 and $322,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at each of June 30, 2019 and December 31, 2018. The following tables present an age analysis of past due status of loans by category as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	30‑89 Days		Total Past		Total Loans
	Past Due	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$737	$2,148	$2,885	$216,805	$219,690
Commercial	184	1,388	1,572	387,178	388,750
Construction and land development	—	4,091	4,091	132,860	136,951
Second mortgages	229	—	229	6,574	6,803
Multifamily	—	2,526	2,526	54,725	57,251
Agriculture	—	—	—	10,617	10,617
Total real estate loans	1,150	10,153	11,303	808,759	820,062
Commercial loans	1,005	886	1,891	189,141	191,032
Consumer installment loans	193	6	199	11,404	11,603
All other loans	—	—	—	1,553	1,553
Total loans	$2,348	$11,045	$13,393	$1,010,857	$1,024,250

	December 31, 2018
	30‑89 Days		Total Past		Total Loans
	Past Due	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$495	$1,257	$1,752	$214,516	$216,268
Commercial	551	2,123	2,674	377,230	379,904
Construction and land development	59	4,571	4,630	115,783	120,413
Second mortgages	—	—	—	6,778	6,778
Multifamily	2,559	—	2,559	56,998	59,557
Agriculture	—	—	—	8,370	8,370
Total real estate loans	3,664	7,951	11,615	779,675	791,290
Commercial loans	80	1,549	1,629	187,093	188,722
Consumer installment loans	10	—	10	12,038	12,048
All other loans	—	—	—	1,645	1,645
Total loans	$3,754	$9,500	$13,254	$980,451	$993,705

Activity in the allowance for loan losses on loans by segment for the three and six months ended June 30, 2019 and 2018 is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2019
		Provision
	March 31, 2019	Allocation	Charge-offs	Recoveries	June 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$3,339	$(426)	$(34)	$15	$2,894
Commercial	1,508	461	—	57	2,026
Construction and land development	1,210	154	—	35	1,399
Second mortgages	62	18	—	1	81
Multifamily	361	(169)	—	—	192
Agriculture	23	(23)	—	—	—
Total real estate loans	6,503	15	(34)	108	6,592
Commercial loans	1,958	86	(28)	2	2,018
Consumer installment loans	188	12	(40)	25	185
All other loans	6	15	—	—	21
Unallocated	6	(3)	—	—	3
Total loans	$8,661	$125	$(102)	$135	$8,819

	Three Months Ended June 30, 2018
		Provision
	March 31, 2018	Allocation	Charge-offs	Recoveries	June 30, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$3,115	$431	$(53)	$58	$3,551
Commercial	2,620	(438)	—	7	2,189
Construction and land development	1,612	(218)	—	35	1,429
Second mortgages	34	(3)	—	1	32
Multifamily	198	128	—	—	326
Agriculture	33	(27)	—	—	6
Total real estate loans	7,612	(127)	(53)	101	7,533
Commercial loans	962	199	—	1	1,162
Consumer installment loans	112	(12)	(67)	136	169
All other loans	10	(10)	—	3	3
Unallocated	272	(50)	—	—	222
Total loans	$8,968	$—	$(120)	$241	$9,089

	Six Months Ended June 30, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	June 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$429	$(34)	$218	$2,894
Commercial	1,810	429	(277)	64	2,026
Construction and land development	1,161	197	(12)	53	1,399
Second mortgages	20	58	—	3	81
Multifamily	371	(179)	—	—	192
Agriculture	17	(17)	—	—	—
Total real estate loans	5,660	917	(323)	338	6,592
Commercial loans	1,894	377	(257)	4	2,018
Consumer installment loans	152	84	(100)	49	185
All other loans	12	9	—	—	21
Unallocated	1,265	(1,262)	—	—	3
Total loans	$8,983	$125	$(680)	$391	$8,819

	Six Months Ended June 30, 2018
		Provision
	December 31, 2017	Allocation	Charge-offs	Recoveries	June 30, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$3,466	$65	$(53)	$73	$3,551
Commercial	2,423	(254)	—	20	2,189
Construction and land development	1,247	146	—	36	1,429
Second mortgages	24	6	—	2	32
Multifamily	496	(170)	—	—	326
Agriculture	14	(8)	—	—	6
Total real estate loans	7,670	(215)	(53)	131	7,533
Commercial loans	1,139	47	(39)	15	1,162
Consumer installment loans	110	(4)	(112)	175	169
All other loans	3	(3)	—	3	3
Unallocated	47	175	—	—	222
Total loans	$8,969	$—	$(204)	$324	$9,089

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$402	$2,492	$2,894	$3,784	$215,906	$219,690
Commercial	118	1,908	2,026	4,038	384,712	388,750
Construction and land development	735	664	1,399	4,091	132,860	136,951
Second mortgages	—	81	81	—	6,803	6,803
Multifamily	—	192	192	2,526	54,725	57,251
Agriculture	—	—	—	—	10,617	10,617
Total real estate loans	1,255	5,337	6,592	14,439	805,623	820,062
Commercial loans	526	1,492	2,018	1,313	189,719	191,032
Consumer installment loans	1	184	185	6	11,597	11,603
All other loans	—	21	21	—	1,553	1,553
Unallocated	—	3	3	—	—	—
Total loans	$1,782	$7,037	$8,819	$15,758	$1,008,492	$1,024,250

	December 31, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$349	$1,932	$2,281	$3,694	$212,574	$216,268
Commercial	482	1,328	1,810	5,052	374,852	379,904
Construction and land development	515	646	1,161	4,571	115,842	120,413
Second mortgages	—	20	20	—	6,778	6,778
Multifamily	—	371	371	2,559	56,998	59,557
Agriculture	—	17	17	—	8,370	8,370
Total real estate loans	1,346	4,314	5,660	15,876	775,414	791,290
Commercial loans	900	994	1,894	1,983	186,739	188,722
Consumer installment loans	—	152	152	—	12,048	12,048
All other loans	—	12	12	—	1,645	1,645
Unallocated	—	1,265	1,265	—	—	—
Total loans	$2,246	$6,737	$8,983	$17,859	$975,846	$993,705

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $16.4 million and $17.4 million at June 30, 2019 and December 31, 2018, respectively.

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

The following tables present the composition of loans by credit quality indicator at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$214,019	$3,523	$2,148	$—	$219,690
Commercial	382,609	3,297	2,844	—	388,750
Construction and land development	132,654	205	4,092	—	136,951
Second mortgages	6,486	317	—	—	6,803
Multifamily	54,725	—	2,526	—	57,251
Agriculture	10,561	56	—	—	10,617
Total real estate loans	801,054	7,398	11,610	—	820,062
Commercial loans	184,819	3,065	3,148	—	191,032
Consumer installment loans	11,545	52	6	—	11,603
All other loans	1,553	—	—	—	1,553
Total loans	$998,971	$10,515	$14,764	$—	$1,024,250

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$211,832	$3,179	$1,257	$—	$216,268
Commercial	372,745	3,551	3,608	—	379,904
Construction and land development	115,650	192	4,571	—	120,413
Second mortgages	6,686	92	—	—	6,778
Multifamily	56,802	196	2,559	—	59,557
Agriculture	8,312	58	—	—	8,370
Total real estate loans	772,027	7,268	11,995	—	791,290
Commercial loans	184,004	1,798	2,920	—	188,722
Consumer installment loans	12,042	6	—	—	12,048
All other loans	1,645	—	—	—	1,645
Total loans	$969,718	$9,072	$14,915	$—	$993,705

In accordance with FASB Accounting Standards Update (ASU) 2011‑02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 25 and 23 loans that met the definition of a TDR at June 30, 2019 and 2018, respectively.

The Company had no loan modifications considered to be TDRs during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company modified one multifamily loan that was considered to be a TDR. The Company restructured the terms for this loan, which had a pre- and post-modification balance of $2.6 million.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended June 30, 2019. During the six months ended June 30, 2019, one loan that had been restructured during the previous 12 months went into default. This multifamily real estate loan had a recorded investment of $2.6 million. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either the three and six months ended June 30, 2018.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310‑10‑35, Receivables, Subsequent Measurement.

At June 30, 2019, the Company had 1‑4 family mortgages in the amount of $112.2 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $92.1 million.

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

As of June 30, 2019 and December 31, 2018, the outstanding contractual balance of the PCI loans was $58.4 million and $62.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$32,044	89.27%	$34,240	89.43%
Commercial	719	2.00	746	1.95
Construction and land development	1,231	3.43	1,326	3.46
Second mortgages	1,666	4.64	1,729	4.52
Multifamily	238	0.66	244	0.64
Total real estate loans	35,898	100.00	38,285	100.00
Total PCI loans	$35,898	100.00%	$38,285	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and six months ended June 30, 2019 and 2018.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$32,044	$156	$34,240
Commercial	—	719	—	746
Construction and land development	—	1,231	—	1,326
Second mortgages	—	1,666	—	1,729
Multifamily	—	238	—	244
Total real estate loans	156	35,898	156	38,285
Total PCI loans	$156	$35,898	$156	$38,285

The change in the accretable yield balance for the six months ended June 30, 2019 and the year ended December 31, 2018, is as follows (dollars in thousands):

Balance, January 1, 2018	$44,126
Accretion	(5,219)
Reclassification to nonaccretable difference	(800)
Balance, December 31, 2018	$38,107
Accretion	(2,540)
Reclassification from nonaccretable difference	1,510
Balance, June 30, 2019	$37,077

The PCI loans were not classified as nonperforming assets as of June 30, 2019, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Residential 1‑4 family	$233	$314
Commercial	—	15
Construction and land development	750	770
Total other real estate owned	$983	$1,099

At June 30, 2019, the Company had $368,000 in residential 1‑4 family loans and PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018

NOW	$163,224	$165,946
MMDA	130,720	126,933
Savings	94,508	92,910
Time deposits less than or equal to $250,000	508,598	485,155
Time deposits over $250,000	138,759	128,945
Total interest bearing deposits	$1,035,809	$999,889

Note 7. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended June 30, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$1,112	$(857)	$122	$377
Other comprehensive loss before reclassifications	1,872	—	(113)	1,759
Amounts reclassified from AOCI	(186)	—	—	(186)
Net current period other comprehensive income (loss)	1,686	—	(113)	1,573
Ending balance	$2,798	$(857)	$9	$1,950

	Three months ended June 30, 2018
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(1,009)	$(1,048)	$283	$(1,774)
Other comprehensive income before reclassifications	(520)	—	19	(501)
Amounts reclassified from AOCI	12	—	—	12
Net current period other comprehensive (loss) income	(508)	—	19	(489)
Ending balance	$(1,517)	$(1,048)	$302	$(2,263)

	Six months ended June 30, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive (loss) income before reclassifications	3,591	—	(187)	3,404
Amounts reclassified from AOCI	(175)	—	—	(175)
Net current period other comprehensive income (loss)	3,416	—	(187)	3,229
Ending balance	$2,798	$(857)	$9	$1,950

	Six months ended June 30, 2018
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive income before reclassifications	(2,460)	—	165	(2,295)
Amounts reclassified from AOCI	(11)	—	—	(11)
Net current period other comprehensive (loss) income	(2,471)	—	165	(2,306)
Ending balance	$(1,517)	$(1,048)	$302	$(2,263)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	June 30, 2019	June 30, 2018
Securities available for sale:
Unrealized (gains) losses on securities available for sale	$(238)	$16	Gain (loss) on securities transactions, net
Related tax expense	52	(4)	Income tax expense
	$(186)	$12	Net of tax

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Six months ended
	June 30, 2019	June 30, 2018
Securities available for sale:
Unrealized gains on securities available for sale	$(224)	$(14)	Gain (loss) on securities transactions, net
Related tax expense	49	3	Income tax expense
	$(175)	$(11)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2019.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue	$22,898	$11,981	$10,917	$—
U.S. Government agencies	24,222	586	23,636	—
State, county and municipal	97,290	138	97,152	—
Mortgage backed securities	50,635	3,029	47,606	—
Asset backed securities	10,790	—	10,790	—
Corporate bonds	6,069	—	6,069	—
Total investment securities available for sale	211,904	15,734	196,170	—
Cash flow hedge asset	59	—	59	—
Total assets at fair value	$211,963	$15,734	$196,229	$—
Cash flow hedge liability	$45	—	$45	—
Total liabilities at fair value	$45	$—	$45	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury issue	$13,124	$1,479	$11,645	$—
U.S. Government agencies	24,609	2,178	22,431	—
State, county and municipal	112,542	2,644	109,898	—
Mortgage backed securities	46,417	3,496	42,921	—
Asset backed securities	5,411	—	5,411	—
Corporate bonds	4,623	—	4,623	—
Total investment securities available for sale	206,726	9,797	196,929	—
Cash flow hedge asset	253	—	253	—
Total assets at fair value	$206,979	$9,797	$197,182	$—
Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$7,899	$—	$—	$7,899
Loans held for sale	639	—	639	—
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	983	—	—	983
Total assets at fair value	$10,773	$—	$639	$10,134
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,343	$—	$—	$9,343
Loans held for sale	146	—	146	—
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	1,099	—	—	1,099
Total assets at fair value	$11,840	$—	$146	$11,694
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2019 and December 31, 2018, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value without further adjustment for unobservable inputs, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$40,368	$41,208	$—	$41,208	$—
Loans, net of allowance	1,015,431	1,017,672	—	—	1,017,672
PCI loans, net of allowance	35,742	41,689	—	—	41,689

Financial liabilities:
Interest bearing deposits	1,035,809	1,035,341	—	1,035,341	—
Borrowings	52,820	52,851	—	52,851	—

	December 31, 2018
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,108	$42,253	$—	$42,253	$—
Loans, net of allowance	984,722	978,778	—	—	978,778
PCI loans, net of allowance	38,129	42,674	—	—	42,674

Financial liabilities:
Interest bearing deposits	999,889	997,714	—	997,714	—
Borrowings	63,571	63,393	—	63,393	—

Note 9. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of all potentially dilutive common shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Common Shares	Per Common
	(Numerator)	(Denominator)	Share Amount
For the three months June 30, 2019
Basic EPS	$3,544	22,228	$0.16
Effect of dilutive stock awards	—	205	—
Diluted EPS	$3,544	22,433	$0.16

For the three months ended June 30, 2018
Basic EPS	$3,782	22,096	$0.17
Effect of dilutive stock awards	—	484	—
Diluted EPS	$3,782	22,580	$0.17

For the six months ended June 30, 2019
Basic EPS	$7,047	22,185	$0.32
Effect of dilutive stock awards	—	247	(0.01)
Diluted EPS	$7,047	22,432	$0.31

For the six months ended June 30, 2018
Basic EPS	$6,376	22,086	$0.29
Effect of dilutive stock awards	—	465	(0.01)
Diluted EPS	$6,376	22,551	$0.28

Antidilutive common shares issuable under awards or options of 579,000 were excluded from the computation of diluted earnings per common share for each of the three and six months ended June 30, 2019. There were no antidilutive exclusions from the computation of diluted earnings per common share for the three and six months ended June 30, 2018.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest cost	$41	$39	$81	$79
Expected return on plan assets	(53)	(59)	(106)	(119)
Amortization of prior service cost	1	1	2	2
Recognized net loss due to settlement	40	—	53	—
Recognized net actuarial loss	12	15	24	30
Net periodic benefit cost (income)	$41	$(4)	$54	$(8)

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $40 million and $30 million at June 30, 2019 and December 31, 2018, respectively. The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts are not significant. The Company had no collateral pledged at each of June 30, 2019 and December 31, 2018, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be effective for the three and six month periods ended June 30, 2019 and 2018. The Company recorded a fair value asset of $59,000 and a fair value liability of $45,000 in other assets and other liabilities, respectively, at June 30, 2019.  The Company recorded a fair value asset of $253,000 in other assets at December 31, 2018. The net gain (loss) was recorded as a component of other comprehensive income (loss) net of associated tax effects.

Note 12. Revenue Recognition

The Company recognizes income in accordance with FASB ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606.  Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of this guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and brokerage fees and commissions. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$445	$390	$855	$781
Interchange and ATM fees	262	221	461	411
Brokerage fees and commissions	99	135	195	196
Noninterest income (in-scope of Topic 606)	806	746	1,511	1,388
Noninterest income (out-of-scope of Topic 606)	645	389	954	780
Total noninterest income	$1,451	$1,135	$2,465	$2,168

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

The Company's leases have lease terms between five years and 20 years, with the longest lease term having an expiration date in 2038. Most of these leases include one or more renewal options for five years or less. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability.  The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in a lease is not disclosed.  None of the Company’s current leases contain variable lease payment terms.  The Company accounts for associated non-lease components separately.

The following table presents operating lease liabilities as of June 30, 2019 (dollars in thousands):

Operating Leases

Gross lease liability	$9,887
Less: imputed interest	(2,695)
Present value of lease liability	$7,192

The weighted average remaining lease term and weighted average discount rate for operating leases at June 30, 2019 was 12.0 years and 4.56%, respectively. Maturities of the gross operating lease liability at June 30, 2019 are as follows (dollars in thousands):

2019	$609
2020	1,231
2021	1,191
2022	600
2023	630
Thereafter	5,626
Total of future payments	$9,887

Operating lease costs and sublease rental income for the three months ended June 30, 2019 were $445,000 and $39,000, respectively.  Rental expense and sublease rental income under operating lease agreements for the three months ended June 30, 2018 was $363,000 and $27,000, respectively. Operating lease costs and sublease rental income for the six months ended June 30, 2019 was $823,000 and $66,000, respectively. Rental expense and sublease rental income under operating lease agreements for the six months ended June 30, 2018 was $704,000 and $54,000, respectively.  Included in operating lease costs was $103,000 and $138,000 for the three and six month periods ended June 30, 2019, respectively, related to the early termination of an unprofitable branch on June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2019 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2019 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices and two loan production offices.

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

RESULTS OF OPERATIONS

Overview

Net income of $3.5 million for the second quarter of 2019 was a decrease of $238,000, or 6.3%, compared with second quarter 2018 net income of $3.8 million. Interest and dividend income increased by $1.4 million in the second quarter of 2019 compared with the same period in 2018, driven by interest and fees on loans, which increased $1.3 million. Noninterest income increased by $316,000 year-over-year. Offsetting these increases was an increase of $125,000 in provision for loan losses and $804,000 in noninterest expenses, of which $254,000 was in salaries and employee benefits, $246,000 in other operating expenses and $150,000 in occupancy expenses. One-time expenses of $254,000 related to a branch closure and pension expense were recorded in the second quarter of 2019.

Net income increased $671,000 and was $7.0 million for the first six months of 2019 compared with $6.4 million for the same period in 2018. This is an increase of 10.5%. Increases were in interest and dividend income, which increased by $3.1 million, or 10.9%, and noninterest income, which increased by $297,000, or 13.7%. Offsetting these increases to net income were increases of $2.1 million in interest expense, $125,000 in provision for loan losses, $278,000 in noninterest expense and $234,000 in income tax expense.

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

Net interest income increased $353,000, or 3.0%, from the second quarter of 2018 to the second quarter of 2019. Net interest income was $12.0 million in the second quarter of 2019 compared with $11.6 million for the same period in 2018.  Interest and dividend income increased $1.4 million, or 9.6%, over this time period.  The increase in interest income was generated by an increase of $49.8 million, or 3.9%, in the level of average earning assets coupled with an increase in the yield on earning assets.  The yield on earning assets increased from 4.64% in the second quarter of 2018 to 4.88% in the second quarter of 2019. The average balance of loans, excluding PCI loans, increased $52.5 million, or 5.5%, from $959.0 million in the second quarter of 2018 to $1.011 billion in the second quarter of 2019.  Interest income on securities was $1.9 million in the second quarter of 2019, which was an increase of $80,000 over the second quarter of 2018. On a tax-equivalent basis, the yield on investment securities increased 12 basis points and was 3.23% in the second quarter of 2019 and 3.11% in the second quarter of 2018.

Interest on PCI loans was $1.3 million in each of the second quarters of 2019 and 2018.  The average balance of the PCI portfolio declined $4.9 million during the year-over-year comparison period.

Interest expense increased $1.0 million, or 36.4%, when comparing the second quarter of 2019 and the second quarter of 2018. Interest expense on deposits increased $1.2 million, or 52.4%, as the average balance of interest bearing deposits increased $63.8 million, or 6.7%.  The increase in deposit cost was driven by an increase in time deposit average balances, which increased $86.1 million, or 15.3%, year-over-year. Likewise, the cost of these balances increased $1.2 million, from 1.41% to 1.98%, over the same time frame. The average balance of  FHLB and other borrowings decreased $44.3 million year-over-year, and there was an increase in the rate paid, from 1.87% in the second quarter of 2018 to 2.08% in the second quarter of 2019. The decrease in balance more than offset the increase in rate and resulted in a decrease in the expense of this wholesale funding source of $172,000, to $310,000 in the second quarter of 2019.  The average balance of FHLB and other borrowings was $58.9 million in the second quarter of 2019. Overall, the Bank’s cost of interest bearing liabilities increased 37 basis points, from 1.08% in the second quarter of 2018 to 1.45% in the second quarter of 2019.

The tax-equivalent net interest margin decreased four basis points, from 3.73% in the second quarter of 2018 to 3.69% in the second quarter of 2019.  Likewise, the interest spread decreased from 3.56% to 3.43% over the same time period.  The decrease in the margin was precipitated by the increase in the cost of interest bearing liabilities without a corresponding increase in the yield on earning assets.

For the first half of 2019, net interest income was $24.1 million, or an increase of $1.0 million, or 4.4%, when compared to the first six months of 2018.  The yield on earning assets was 4.92% for the first six months of 2019 compared with 4.62% for the first six months of 2018. Interest and fees on loans of $25.1 million in the first half of 2019 was an increase of $2.8 million compared with $22.2 million for the same period in 2018.  Interest and fees on PCI loans declined $128,000 over this same time frame.  Securities income increased $313,000 for the first six months of 2019 compared with the same period in 2018.  On a tax-equivalent basis, income on securities increased $253,000. The tax-equivalent yield on the portfolio increased and was 3.29% for the first half of 2019 compared with 3.04% for the same period in 2018.

Interest expense of $7.6 million represented an increase of $2.1 million in the first six months of 2019 compared with the same period in 2018. Average interest bearing liabilities increased $21.8 million, or 2.1%.  The cost of interest bearing liabilities increased from 1.04% for the first six months of 2018 to 1.41% for the first six months of 2019. Driving the increase was growth of $78.8 million, or 14.2%, in the average balance of time deposits, from $556.5 million for the first half of 2018 to $635.4 million for the same period in 2019. This growth in time deposits, as a result of higher rates, came partly from a shift away from savings and money market accounts, which experienced a decline of $19.6 million in average balances between the comparison periods.

The tax equivalent net interest margin was 3.75% for each of the first six months of 2018 and 2019. While the yield on earning assets increased by 30 basis points over this time frame, the competition for funding pushed the cost of interest bearing liabilities up 37 basis points, from 1.04% to 1.41%.  The net interest spread declined by seven basis points, from 3.58% for the first six months of 2018 to 3.51% for the first six months of 2019. The margin remained stable as a result of growth of $16.4 million, or 13.1%, in the average balance in shareholders’ equity and growth of $15.2 million, or 10.1%, in the average balance of noninterest bearing deposits.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2019 and 2018. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended June 30, 2019			Three months ended June 30, 2018
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,011,448	$12,640	5.01%	$958,955	$11,353	4.75%
PCI loans	36,212	1,251	13.67	41,157	1,274	12.24
Total loans	1,047,660	13,891	5.32	1,000,112	12,627	5.06
Interest bearing bank balances	19,436	117	2.41	14,819	69	1.85
Federal funds sold	799	5	2.36	87	1	1.82
Securities (taxable)	189,429	1,472	3.11	174,781	1,266	2.90
Securities (tax exempt) (1)	59,098	533	3.60	76,864	693	3.61
Total earning assets	1,316,422	16,018	4.88	1,266,663	14,656	4.64
Allowance for loan losses	(8,820)			(9,271)
Non-earning assets	102,513			92,502
Total assets	$1,410,115			$1,349,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$156,053	86	0.22	$157,028	80	0.20
Savings and money market	217,219	307	0.57	238,583	309	0.52
Time deposits	647,159	3,196	1.98	561,056	1,966	1.41
Total interest bearing deposits	1,020,431	3,589	1.41	956,667	2,355	0.99
Short-term borrowings	996	7	2.70	4,771	26	2.20
FHLB and other borrowings	58,888	310	2.08	103,188	482	1.87
Total interest bearing liabilities	1,080,315	3,906	1.45	1,064,626	2,863	1.08
Noninterest bearing deposits	170,783			152,498
Other liabilities	14,183			5,909
Total liabilities	1,265,281			1,223,033
Shareholders’ equity	144,834			126,861

Total liabilities and shareholders’ equity	$1,410,115			$1,349,894
Net interest earnings		$12,112			$11,793
Interest spread			3.43%			3.56%
Net interest margin			3.69%			3.73%

Tax equivalent adjustment:
Securities		$112			$146

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

	Six months ended June 30, 2019			Six months ended June 30, 2018
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,005,168	$25,059	5.03%	$951,201	$22,229	4.71%
PCI loans	36,993	2,544	13.68	42,257	2,672	12.58
Total loans	1,042,161	27,603	5.34	993,458	24,901	5.05
Interest bearing bank balances	16,920	213	2.53	11,955	109	1.83
Federal funds sold	429	5	2.36	72	1	1.71
Securities (taxable)	187,908	2,994	3.19	175,667	2,452	2.79
Securities (tax exempt) (1)	63,132	1,135	3.60	79,091	1,424	3.60
Total earning assets	1,310,550	31,950	4.92	1,260,243	28,887	4.62
Allowance for loan losses	(8,951)			(9,224)
Non-earning assets	99,758			90,567
Total assets	$1,401,357			$1,341,586

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$156,908	173	0.22	$156,359	156	0.20
Savings and money market	219,071	600	0.55	238,660	624	0.53
Time deposits	635,354	6,050	1.92	556,546	3,718	1.35
Total interest bearing deposits	1,011,333	6,823	1.36	951,565	4,498	0.95
Short-term borrowings	3,900	56	2.91	3,563	37	2.12
FHLB and other borrowings	66,012	708	2.13	104,354	940	1.79
Total interest bearing liabilities	1,081,245	7,587	1.41	1,059,482	5,475	1.04
Noninterest bearing deposits	165,668			150,446
Other liabilities	12,078			5,731
Total liabilities	1,258,991			1,215,659
Shareholders’ equity	142,366			125,927

Total liabilities and shareholders’ equity	$1,401,357			$1,341,586
Net interest earnings		$24,363			$23,412
Interest spread			3.51%			3.58%
Net interest margin			3.75%			3.75%

Tax equivalent adjustment:
Securities		$238			$298

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was a provision for loan losses of $125,000 on the loan portfolio, excluding PCI loans, for the three and six month periods ended June 30, 2019 compared with no provision for loan losses for the same periods of 2018. The provision recognized during the second quarter of 2019 was due to loan growth of $26.3 million, or 2.6%, during the quarter and an uptick in delinquencies less than 90 days past due and still accruing interest. There was no provision for loan losses on the PCI loan portfolio for both the three and six month periods ended June 30, 2019 or 2018.  Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net recoveries of $33,000 in the second quarter of 2019, compared with net recoveries of $121,000 in the first quarter of 2018. Total charge-offs were $102,000 for the second quarter of 2019 compared with $120,000 in the second quarter of 2018. Recoveries of previously charged-off loans were $135,000 for the second quarter of 2019 compared with $241,000 in the second quarter of 2018.

For the second half of 2018, the loan portfolio, excluding PCI loans, had net charge-offs of $289,000 compared with net recoveries of $120,000 in the same time period of 2018. Total charge-offs were $680,000 for the six months ended June 30, 2019 compared with $204,000 in the same period of 2018. Recoveries of previously charged-off loans were $391,000 for the six months ended June 30, 2019 compared with $324,000 in the same period of 2018.

Noninterest Income

Noninterest income increased $316,000, or 27.8%, and was $1.5 million in the second quarter of 2019 compared with $1.1 million for the second quarter of 2018. Securities gains increased $254,000 year-over-year and were $238,000 in the second quarter of 2019. Service charges on deposit accounts were $707,000 in the second quarter of 2019 and increased $96,000 year-over-year. Mortgage loan income of $100,000 in the second quarter of 2019 was an increase of $20,000 over the same period in 2018.

Noninterest income was $2.5 million for the first six months of 2019, an increase of $297,000, or 13.7%, compared with $2.2 million for the first six months of 2018. Gain on securities transactions increased $210,000 and was $224,000 for the first six months of 2019 compared with $14,000 for the same period in 2018. Service charges and fees were $1.3 million for the first six months of 2019, an increase of $124,000 compared with the same period in 2018. Other noninterest income was $398,000 for the first half of 2019, an increase of $47,000 versus the first half of 2018. Partially offsetting these increases was a decline of $29,000 in mortgage loan income, which was $162,000 for the first six months of 2019.

Noninterest Expense

Noninterest expenses were $9.0 million in the second quarter of 2019 and increased $804,000, or 9.8%, compared with the same period in 2018. Salaries and employee benefits of $5.3 million increased $254,000, or 5.1% year-over-year. Related to this increase were $45,000 in severance costs associated with the closing of an underperforming branch and $44,000 in one-time pension costs due to the retirement of a long-term employee.  Other operating expenses of $1.6 million increased $246,000 year-over-year. Credit expense increased by $138,000, from $101,000 in the second quarter of 2018 to $239,000 in the second quarter of 2019. Of this increase in credit expense, $68,000 was related to an increase related to volume and timing of reimbursement of appraisal and inspection fees. Loan collection and repossession costs increased year-over-year by $57,000, of which $50,000 was related to one loan in the process of collection. Additionally, stationery, printing and supplies increased $66,000 related to increased customer volumes, new branches, and costs associated with notification activity from the closing of two branches.  Bank franchise tax increased $41,000 year-over-year. Occupancy expenses of $919,000 showed an increase of $150,000 over the same period in 2018, $103,000 of which related to the branch closing previously mentioned. Other real estate expenses of $105,000 in the second quarter of 2019 were $60,000 greater than the same period in 2018, $62,000 of which also related to the branch closing.  Data processing fees of $579,000 in the second quarter of 2019 were $80,000 greater than one year earlier as a result of an increase in the number of accounts processed and increased investment in electronic banking. FDIC assessment of $162,000 in the second quarter of 2019 decreased $36,000 from one year earlier.

Noninterest expenses were $17.8 million for the first six months of 2019, as compared with $17.6 million for the same period in 2018.  This is an increase of $278,000, or 1.6%. Occupancy expenses increased $268,000, or 17.0%, $103,000 of which related to the branch closing mentioned above. Data processing fees increased $162,000, or 16.4%, and were $1.1 million for the first six months of 2019, reflecting the increased number of accounts and investment in electronic banking mentioned above. Equipment expenses increased by $117,000 and were $775,000 for the first six months of 2019. Offsetting these increases, salaries and employee benefits decreased $214,000 for the first six months of 2019 compared with the same period in 2018. Although salaries and employee benefits increased $89,000 in 2019 due to the severance and pension costs noted above, health insurance expense decreased $224,000 from the six months ended June 30, 2018.  Also impacting noninterest expenses for the first six months of 2018 compared with the same period in 2017 was a decrease in FDIC assessment of $92,000 due to a decrease in the assessment factor calculated by the FDIC.

Income Taxes

Income tax expense was $791,000 for the three months ended June 30, 2019, compared with income tax expense of $813,000 for the second quarter of 2018.  For the six months ended June 30, 2019, income tax expense was $1.6 million compared with $1.4 million for the first six months of 2018. The effective tax rate for the second quarter of 2019 was 18.2% versus 17.7% in the second quarter of 2018. For the first six months of 2019, the effective tax rate was 18.4%, and for the same period in 2018 it was 17.5%. The increase in the effective tax rate was primarily from lower tax-exempt income from municipalities.

FINANCIAL CONDITION

General

Total assets increased $38.0 million, or 2.7%, during the first six months of 2019 to $1.431 billion at June 30, 2019.    Total loans, excluding PCI loans, were $1.024 billion at June 30, 2019, increasing $30.5 million, or 3.1%, from year end 2018.   Total PCI loans were $35.9 million at June 30, 2019 versus $38.3 million at year end 2018.

During the first six months of 2019, loans grew by $30.5 million, or 3.1%. Construction and land development loans grew by $16.5 million, or 13.7%, commercial mortgage loans grew by $8.8 million, or 2.3%, and residential 1 – 4 family mortgages grew by $3.4 million.

The Company’s securities portfolio, excluding restricted equity securities, increased $3.4 million since year end 2018 to total $252.3 million at June 30, 2019. Net gains of $224,000 were realized during the first half of 2019 through sales and call activity.  The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of changes in the fair value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $211.9 million at June 30, 2019 and $206.7 million at December 31, 2018. At June 30, 2019, the Company had a net unrealized gain on the AFS portfolio of $3.6 million compared with a net unrealized loss of $792,000 at December 31, 2018. Municipal securities comprised 45.9% of the total AFS portfolio at June 30, 2019. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $32.8 million and $34.2 million at June 30, 2019 and December 31, 2018, respectively.  There were federal funds sold of $228,000 at June 30, 2019.  This compares with federal funds purchased of $19.4 million at December 31, 2018. Interest bearing bank deposits were $14.7 million at June 30, 2019 compared with $15.9 million at December 31, 2018.

Interest bearing deposits at June 30, 2019 were $1.036 billion, an increase of $35.9 million from December 31, 2018. Time deposits less than or equal to $250,000 showed the largest dollar volume growth during 2019 with $23.4 million in net additional balances and to total $508.6 million. Time deposits over $250,000 grew by $9.8 million and were $138.8 million at June 30, 2019. Money market deposit accounts grew by $3.8 million, or 3.0%.

FHLB advances were $48.7 million at June 30, 2019, compared with $59.4 million at December 31, 2018.

Shareholders’ equity was $147.4 million at June 30, 2019 and $137.5 million at December 31, 2018. Shareholders’ equity to assets was 10.3% at June 30, 2019 and 9.9% at December 31, 2018.  The Board of Directors recommenced a quarterly dividend to shareholders in 2019, with a $0.03 per common share dividend that totaled $1.332 million for the six months ended June 30, 2019.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $12.0 million at June 30, 2019 and net charge-offs were $289,000 for the six months ended June 30, 2019. This compares with nonperforming assets of $10.6 million and net recoveries of $14,000 for the year ended December 31, 2018.

Nonperforming loans were $11.0 million at June 30, 2019, a $1.5 million increase from $9.5 million at December 31, 2018. The $1.5 million increase in nonperforming loans since December 31, 2018 was the net result of $4.6 million in additions to nonperforming loans and $3.1 million in reductions. The increase related mainly to two commercial loans totaling $616,000, one multifamily real estate loan of $2.6 million, and one 1-4 family residential mortgage loan of $764,000. With respect to the reductions in nonperforming loans, $200,000 were payments to existing credits, $610,000 were charge-offs, $1.3 million were paid off, and $1.0 million returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 79.9% of nonaccrual loans at June 30, 2019 compared with 94.6% at December 31, 2018. The ratio of nonperforming assets to loans and OREO increased 10 basis points. The ratio was 1.17% at June 30, 2019 versus 1.07% at December 31, 2018.

The allowance for loan losses includes an amount that cannot be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The unallocated component was $3,000 as of June 30, 2019 compared to $1.3 million as of December 31, 2018. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used.  Specifically, at December 31, 2018, in regards to the economic factors, there was significant uncertainty stemming from recent stock market declines and the government shutdown, which ended in early 2019.  The stock market suffered major declines in the fourth quarter due to concerns about a slowdown in worldwide growth and an increased probability of recession.  These factors influenced the Company’s belief that the unallocated component was appropriate at December 31, 2018.  During 2019, delinquencies increased $1.6 million and net charge-offs were $289,000, up from net recoveries of $14,000 at December 31, 2018, both of which, along with the increase in nonperforming loans, contributed to the reduction of the unallocated component at June 30, 2019.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2019 and December 31, 2018, total impaired loans, excluding PCI loans, equaled $15.8 million and $17.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Nonaccrual loans	$11,045	$9,500
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	11,045	9,500
OREO	983	1,099
Total nonperforming assets	$12,028	$10,599

Accruing troubled debt restructure loans	$4,713	$8,359

Balances
Specific reserve on impaired loans	1,782	2,246
General reserve related to unimpaired loans	7,037	6,737
Total allowance for loan losses	8,819	8,983

Average loans during the year, net of unearned income	1,005,168	960,978

Impaired loans	15,758	17,859
Non-impaired loans	1,008,492	975,846
Total loans, net of unearned income	1,024,250	993,705

Ratios
Allowance for loan losses to loans	0.86%	0.90%
Allowance for loan losses to nonaccrual loans	79.85	94.56
General reserve to non-impaired loans	0.70	0.69
Nonaccrual loans to loans	1.08	0.96
Nonperforming assets to loans and OREO	1.17	1.07
Net charge-offs (recoveries) to average loans	0.03	—

A further breakout of nonaccrual loans, excluding PCI loans, at June 30, 2019 and December 31, 2018 is below (dollars in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$2,148	$1,257
Commercial	1,388	2,123
Construction and land development	4,091	4,571
Multifamily	2,526	—
Total real estate loans	10,153	7,951
Commercial loans	886	1,549
Consumer installment loans	6	—
Total loans	$11,045	$9,500

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

The Bank’s ratio of total risk-based capital was 13.5% at June 30, 2019 compared with 13.3% at December 31, 2018. The tier 1 risk-based capital ratio was 12.7% at June 30, 2019 and 12.6% at December 31, 2018. The Bank’s tier 1 leverage ratio was 10.5% at June 30, 2019 and 10.2% at December 31, 2018. All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.7% at June 30, 2019 and 12.6% at December 31, 2018.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At June 30, 2019, the Bank had a capital conservation buffer of 5.5%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2019 and December 31, 2018 was as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Cash and due from banks	$17,858	$18,292
Interest bearing bank deposits	14,696	15,927
Federal funds sold	228	—
Available for sale securities, at fair value, unpledged	183,113	174,842
Total liquid assets	$215,895	$209,061

Deposits and other liabilities	$1,283,735	$1,255,689
Ratio of liquid assets to deposits and other liabilities	16.82%	16.65%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at June 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2019 and December 31, 2018, is as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit	$222,179	$204,831
Standby letters of credit	10,390	5,280
Total commitments with off-balance sheet risks	$232,569	$210,111

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $40 million and $30 million at June 30, 2019 and December 31, 2018, respectively. The Company recorded a fair value asset of $59,000 and a fair value liability of $45,000 in other assets and other liabilities, respectively, at June 30, 2019.  The Company recorded a fair value asset of $253,000 in other assets at December 31, 2018. The Company’s cash flow hedges are deemed to be effective. Therefore, the net gain was recorded as a component of other comprehensive income (loss) recorded in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2019 (dollars in thousands):

	June 30, 2019
	%	$
Change in Yield curve
+400 bp	6.6	3,148
+300 bp	5.4	2,579
+200 bp	3.9	1,845
+100 bp	2.0	981
most likely	—	—
‑100 bp	(2.9)	(1,368)
‑200 bp	(4.7)	(2,229)
‑300 bp	(5.0)	(2,416)
‑400 bp	(5.1)	(2,423)

At June 30, 2019, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 6.6%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 5.1%.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10‑Q for the period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 8, 2019

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 8, 2019