Form 10-Q
period 2019-09-30
Community Bankers Trust Corp
filed 2019-11-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit. such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

At September 30, 2019, there were 22,335,411 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10‑Q

September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018*
ASSETS
Cash and due from banks	$23,056	$18,292
Interest bearing bank deposits	13,742	15,927
Total cash and cash equivalents	36,798	34,219

Securities available for sale, at fair value	190,159	206,726
Securities held to maturity, at cost (fair value of $39,131 and $42,253, respectively)	38,213	42,108
Equity securities, restricted, at cost	8,929	7,800
Total securities	237,301	256,634

Loans held for sale	—	146

Loans	1,034,522	993,705
Purchased credit impaired (PCI) loans	33,958	38,285
Total loans	1,068,480	1,031,990
Allowance for loan losses (loans of $8,393 and $8,983, respectively; PCI loans of $156 and $156, respectively)	(8,549)	(9,139)
Net loans	1,059,931	1,022,851

Bank premises and equipment, net	29,713	31,488
Bank premises and equipment held for sale	1,589	1,252
Leased assets	6,709	—
Other real estate owned	4,740	1,099
Bank owned life insurance	29,161	28,834
Other assets	16,739	16,627
Total assets	$1,422,681	$1,393,150

LIABILITIES
Deposits:
Noninterest bearing	$183,000	$165,086
Interest bearing	994,241	999,889
Total deposits	1,177,241	1,164,975

Federal funds purchased	71	19,440
Federal Home Loan Bank borrowings	73,667	59,447
Trust preferred capital notes	4,124	4,124
Lease liabilities	6,967	—
Other liabilities	7,973	7,703
Total liabilities	1,270,043	1,255,689

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,335,411 and 22,132,304 shares issued and outstanding, respectively)	223	221
Additional paid in capital	150,264	148,763
Retained deficit	(586)	(10,244)
Accumulated other comprehensive income (loss)	2,737	(1,279)
Total shareholders’ equity	152,638	137,461
Total liabilities and shareholders’ equity	$1,422,681	$1,393,150

*Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest and dividend income
Interest and fees on loans	$13,187	$11,893	$38,246	$34,122
Interest and fees on PCI loans	2,333	1,265	4,877	3,937
Interest on federal funds sold	9	—	14	1
Interest on deposits in other banks	87	94	300	203
Interest and dividends on securities
Taxable	1,489	1,364	4,483	3,816
Nontaxable	355	528	1,252	1,654
Total interest and dividend income	17,460	15,144	49,172	43,733
Interest expense
Interest on deposits	3,698	2,699	10,521	7,197
Interest on borrowed funds	343	465	1,107	1,442
Total interest expense	4,041	3,164	11,628	8,639
Net interest income	13,419	11,980	37,544	35,094
Provision for loan losses	—	—	125	—
Net interest income after provision for loan losses	13,419	11,980	37,419	35,094
Noninterest income
Service charges and fees	758	626	2,074	1,818
Gain on securities transactions, net	50	68	274	82
Gain on sale of other loans	—	65	—	118
Income on bank owned life insurance	181	184	546	551
Mortgage loan income	176	97	338	288
Other	346	171	744	522
Total noninterest income	1,511	1,211	3,976	3,379
Noninterest expense
Salaries and employee benefits	5,289	5,029	15,943	15,897
Occupancy expenses	813	780	2,662	2,361
Equipment expenses	377	366	1,152	1,024
FDIC assessment	4	195	316	599
Data processing fees	594	482	1,741	1,467
Other real estate expense, net	565	63	662	158
Other operating expenses	1,588	1,376	4,585	4,338
Total noninterest expense	9,230	8,291	27,061	25,844
Income before income taxes	5,700	4,900	14,334	12,629
Income tax expense	1,087	945	2,674	2,298
Net income	$4,613	$3,955	$11,660	$10,331
Net income per share — basic	$0.21	$0.18	$0.52	$0.47
Net income per share — diluted	$0.20	$0.17	$0.52	$0.46
Weighted average number of shares outstanding
Basic	22,303	22,115	22,224	22,095
Diluted	22,561	22,627	22,475	22,576

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$4,613	$3,955	$11,660	$10,331

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in unrealized gain (loss) on investment securities	1,215	(1,240)	5,818	(4,393)
Tax related to unrealized (gain) loss on investment securities	(267)	272	(1,279)	965
Reclassification adjustment for gain on securities sold	(50)	(68)	(274)	(82)
Tax related to realized gain on securities sold	11	15	60	18
Cash flow hedge:
Change in unrealized (loss) gain on cash flow hedge	(156)	(35)	(395)	177
Tax related to cash flow hedge	34	8	86	(39)
Total other comprehensive income (loss)	787	(1,048)	4,016	(3,354)
Total comprehensive income	$5,400	$2,907	$15,676	$6,977

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars and shares in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance June 30, 2019	22,258	$223	$149,752	$(4,529)	$1,950	$147,396
Issuance of common stock	7	—	54	—	—	54
Exercise and issuance of employee stock options	70	—	458	—	—	458
Net income	—	—	—	4,613	—	4,613
Dividends paid on common stock ($0.03 per share)	—	—	—	(670)	—	(670)
Other comprehensive income	—	—	—	—	787	787
Balance September 30, 2019	22,335	$223	$150,264	$(586)	$2,737	$152,638

Balance January 1, 2019	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	21	—	161	—	—	161
Exercise and issuance of employee stock options	182	2	1,340	—	—	1,342
Net income	—	—	—	11,660	—	11,660
Dividends paid on common stock ($0.09 per share)	—	—	—	(2,002)	—	(2,002)
Other comprehensive income	—	—	—	—	4,016	4,016
Balance September 30, 2019	22,335	$223	$150,264	$(586)	$2,737	$152,638

Balance June 30, 2018	22,111	$221	$148,242	$(17,556)	$(2,263)	$128,644
Issuance of common stock	6	—	48	—	—	48
Exercise and issuance of employee stock options	4	—	204	—	—	204
Net income	—	—	—	3,955	—	3,955
Other comprehensive loss	—	—	—	—	(1,048)	(1,048)
Balance September 30, 2018	22,121	$221	$148,494	$(13,601)	$(3,311)	$131,803

Balance January 1, 2018	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	13	—	122	—	—	122
Exercise and issuance of employee stock options	35	—	701	—	—	701
Net income	—	—	—	10,331	—	10,331
Other comprehensive loss	—	—	—	—	(3,354)	(3,354)
Balance September 30, 2018	22,121	$221	$148,494	$(13,601)	$(3,311)	$131,803

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands)

	September 30, 2019	September 30, 2018
Operating activities:
Net income	$11,660	$10,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,552	1,461
Leased asset amortization	699	—
Stock-based compensation expense	804	709
Tax benefit of exercised stock options	(150)	(43)
Amortization of purchased loan premium	236	195
Deferred tax expense	—	—
Provision for loan losses	125	—
Amortization of security premiums and accretion of discounts, net	905	1,215
Net gain on sale of securities	(274)	(82)
Net (gain) loss on sale and valuation of other real estate owned	(81)	21
Net gain on sale of loans	—	(118)
Originations of mortgages held for sale	(13,227)	(872)
Proceeds from sales of mortgages held for sale	13,373	872
Increase in bank owned life insurance investment	(327)	(551)
Changes in assets and liabilities:
Increase in other assets	(661)	(912)
(Decrease) increase in accrued expenses and other liabilities	(117)	763
Net cash provided by operating activities	14,517	12,989

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	75,128	31,397
Proceeds from calls/maturities/paydowns of held to maturity securities	3,835	2,504
Proceeds from sales of restricted equity securities	866	1,828
Purchase of available for sale securities	(53,589)	(32,691)
Purchase of restricted equity securities	(1,995)	(419)
Proceeds from sale of other real estate owned	638	1,434
Net increase in loans	(42,707)	(21,782)
Principal recoveries of loans previously charged off	363	418
Purchase of premises and equipment, net	(121)	(4,297)
Purchase small business investment company fund investment	(875)	(420)
Proceeds from sale of loans	705	5,635
Net cash used in investing activities	(17,752)	(16,393)

Financing activities:
Net increase in deposits	12,267	38,124
Net (decrease) increase in federal funds purchased	(19,369)	5,151
Net increase (decrease) in short-term Federal Home Loan Bank borrowings	5,000	(26,500)
Proceeds from long-term Federal Home Loan Bank borrowings	10,137	—
Payments on long-term Federal Home Loan Bank borrowings	(917)	(11,109)
Proceeds from issuance of common stock	698	115
Cash dividends paid	(2,002)	—
Net cash provided by financing activities	5,814	5,781

Net increase in cash and cash equivalents	2,579	2,377

Cash and cash equivalents:
Beginning of the period	34,219	21,958
End of the period	$36,798	$24,335

Supplemental disclosures of cash flow information:
Interest paid	$11,554	$8,193
Income taxes paid	2,195	2,234
Transfers of loans to other real estate owned	4,198	396
Transfers of building premises and equipment to held for sale	337	1,252

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices, 18 of which are in Virginia and six of which are in Maryland. The Bank also operates two loan production offices.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2019, the statements of income and comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2019, and the statements of cash flows for the nine months ended September 30, 2019. Results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$7,991	$—	$(34)	$7,957
U.S. Government agencies	23,098	75	(218)	22,955
State, county and municipal	90,806	3,885	(21)	94,670
Mortgage backed securities	46,798	1,120	(124)	47,794
Asset backed securities	10,703	49	(44)	10,708
Corporate bonds	6,011	67	(3)	6,075
Total Securities Available for Sale	$185,407	$5,196	$(444)	$190,159

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(36)	$9,964
State, county and municipal	28,213	956	(2)	29,167
Total Securities Held to Maturity	$38,213	$956	$(38)	$39,131

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$13,460	$—	$(336)	$13,124
U.S. Government agencies	24,689	71	(151)	24,609
State, county and municipal	112,465	1,018	(941)	112,542
Mortgage backed securities	46,877	196	(656)	46,417
Asset backed securities	5,342	73	(4)	5,411
Corporate bonds	4,685	—	(62)	4,623
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

The amortized cost and fair value of securities at September 30, 2019 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,577	$13,557	$20,456	$20,514
Due after one year through five years	16,728	17,374	71,763	72,693
Due after five years through ten years	7,427	7,674	76,111	79,244
Due after ten years	481	526	17,077	17,708
Total securities	$38,213	$39,131	$185,407	$190,159

Proceeds from sales and calls of securities were $16.4 million and $8.4 million during the three months ended September 30, 2019 and 2018, respectively, and $57.5 million and $24.2 million for the nine months ended September 30, 2019 and 2018, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross realized gains	$87	$93	$504	$161
Gross realized losses	(37)	(25)	(230)	(79)
Net securities (loss) gain	$50	$68	$274	$82

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2019 and 2018.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$—	$—	$7,957	$(34)	$7,957	$(34)
U.S. Government agencies	7,516	(103)	7,051	(115)	14,567	(218)
State, county and municipal	568	(9)	618	(12)	1,186	(21)
Mortgage backed securities	8,916	(43)	5,989	(81)	14,905	(124)
Asset backed securities	5,602	(40)	654	(4)	6,256	(44)
Corporate bonds	998	(3)	—	—	998	(3)
Total	$23,600	$(198)	$22,269	$(246)	$45,869	$(444)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,964	$(36)	$9,964	$(36)
State, county and municipal	594	(1)	625	(1)	1,219	(2)
Total	$594	$(1)	$10,589	$(37)	$11,183	$(38)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$1,480	$(1)	$11,644	$(335)	$13,124	$(336)
U.S. Government agencies	6,959	(47)	5,155	(104)	12,114	(151)
State, county and municipal	7,918	(81)	34,540	(860)	42,458	(941)
Mortgage backed securities	11,513	(94)	15,811	(562)	27,324	(656)
Asset backed securities	537	(1)	294	(3)	831	(4)
Corporate bonds	3,661	(47)	236	(15)	3,897	(62)
Total	$32,068	$(271)	$67,680	$(1,879)	$99,748	$(2,150)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,790	$(210)	$9,790	$(210)
State, county and municipal	2,452	(20)	3,985	(44)	6,437	(64)
Total	$2,452	$(20)	$13,775	$(254)	$16,227	$(274)

The unrealized losses (impairments) in the investment portfolio at September 30, 2019 and December 31, 2018 are generally a result of market fluctuations of interest rates that occur daily. Interest rates increased consistently across the United States Treasury security yield curve during 2018, thereby increasing unrealized losses on securities.  Likewise, these interest rates consistently decreased during 2019, thereby decreasing unrealized losses on the Company’s securities. The unrealized losses are from 53 securities at September 30, 2019. Of those, 46 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Five investment grade asset-backed securities comprised of student loan pools included in corporate obligations and two corporate bonds make up the remaining securities with unrealized losses at September 30, 2019. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $46.2 million and $56.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $6.5 million and $7.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of September 30, 2019 and December 31, 2018, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at September 30, 2019 and December 31, 2018 were comprised of the following (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$222,003	21.46%	$216,268	21.77%
Commercial	393,064	38.00	379,904	38.23
Construction and land development	130,977	12.66	120,413	12.12
Second mortgages	6,384	0.62	6,778	0.68
Multifamily	73,774	7.13	59,557	5.99
Agriculture	9,457	0.91	8,370	0.84
Total real estate loans	835,659	80.78	791,290	79.63
Commercial loans	185,999	17.98	188,722	18.99
Consumer installment loans	11,883	1.15	12,048	1.21
All other loans	981	0.09	1,645	0.17
Total loans	$1,034,522	100.00%	$993,705	100.00%

The Company held $14.9 and $17.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2019 and December 31, 2018, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $1.2 million at each of September 30, 2019 and December 31, 2018, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

At September 30, 2019 and December 31, 2018, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with Financial Accounting Standards Board

(FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of September 30, 2019 and for the three and nine months ended September 30, 2019 (dollars in thousands):

				Three months ended		Nine months ended
	September 30, 2019			September 30, 2019		September 30, 2019
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Rcognized	Investment	Rcognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,506	$1,861	$—	$1,514	$11	$1,534	$32
Commercial	3,286	4,000	—	3,308	35	3,372	103
Construction and land development	329	329	—	164	—	82	—
Multifamily	2,494	2,494	—	2,510	—	2,533	—
Total real estate loans	7,615	8,684	—	7,496	46	7,521	135
Subtotal impaired loans with no valuation allowance	7,615	8,684	—	7,496	46	7,521	135
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,462	1,786	350	1,862	12	1,965	36
Commercial	396	883	84	552	2	847	6
Construction and land development	77	177	16	2,084	—	3,210	—
Total real estate loans	1,935	2,846	450	4,498	14	6,022	42
Commercial loans	847	852	469	1,080	4	1,618	13
Consumer installment loans	7	7	1	6	—	5	—
Subtotal impaired loans with a valuation allowance	2,789	3,705	920	5,584	18	7,645	55
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,968	3,647	350	3,376	23	3,499	68
Commercial	3,682	4,883	84	3,860	37	4,219	109
Construction and land development	406	506	16	2,248	—	3,292	—
Multifamily	2,494	2,494	—	2,510	—	2,533	—
Total real estate loans	9,550	11,530	450	11,994	60	13,543	177
Commercial loans	847	852	469	1,080	4	1,618	13
Consumer installment loans	7	7	1	6	—	5	—
Total impaired loans	$10,404	$12,389	$920	$13,080	$64	$15,166	$190

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2018 and for the three and nine months ended September 30, 2018 (dollars in thousands):

				Three months ended		Nine months ended
	December 31, 2018			September 30, 2018		September 30, 2018
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Rcognized	Investment	Rcognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,563	$1,890	$—	$1,716	$11	$1,802	$33
Commercial	3,502	4,176	—	3,561	38	3,702	112
Construction and land development	—	—	—	426	—	318	—
Multifamily	2,559	2,559	—	2,559	31	1,279	92
Total real estate loans	7,624	8,625	—	8,262	80	7,101	237
Commercial loans	—	—	—	136	—	589	—
Subtotal impaired loans with no valuation allowance	7,624	8,625	—	8,398	80	7,690	237
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,131	2,538	349	2,298	20	2,266	57
Commercial	1,550	2,034	482	1,600	4	1,063	13
Construction and land development	4,571	5,840	515	4,471	—	4,589	—
Agriculture	—	—	—	—	—	34	—
Total real estate loans	8,252	10,412	1,346	8,369	24	7,952	70
Commercial loans	1,983	1,991	900	478	1	383	3
Consumer installment loans	—	—	—	3	—	4	—
Subtotal impaired loans with a valuation allowance	10,235	12,403	2,246	8,850	25	8,339	73
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,694	4,428	349	4,014	31	4,068	90
Commercial	5,052	6,210	482	5,161	42	4,765	125
Construction and land development	4,571	5,840	515	4,897	—	4,907	—
Multifamily	2,559	2,559	—	2,559	31	1,279	92
Agriculture	—	—	—	—	—	34	—
Total real estate loans	15,876	19,037	1,346	16,631	104	15,053	307
Commercial loans	1,983	1,991	900	614	1	972	3
Consumer installment loans	—	—	—	3	—	4	—
Total impaired loans	$17,859	$21,028	$2,246	$17,248	$105	$16,029	$310

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2019 and December 31, 2018, is set forth in the table below (dollars in thousands):

	September 30, 2019	December 31, 2018
Nonaccruals	$5,746	$9,500
Trouble debt restructure and still accruing	4,658	8,359
Total impaired	$10,404	$17,859

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and nine months ended September 30, 2019 and 2018. For the three months ended September 30, 2019 and 2018, estimated interest income of $92,000 and $167,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2019 and 2018, estimated interest income of $284,000 and $471,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

There were no loans greater than 90 days past due and still accruing interest at each of September 30, 2019 and December 31, 2018. The following tables present an age analysis of past due status of loans by category as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	30‑89 Days		Total Past		Total Loans
	Past Due	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,141	$1,349	$2,490	$219,513	$222,003
Commercial	107	1,059	1,166	391,898	393,064
Construction and land development	—	406	406	130,571	130,977
Second mortgages	229	—	229	6,155	6,384
Multifamily	—	2,494	2,494	71,280	73,774
Agriculture	50	—	50	9,407	9,457
Total real estate loans	1,527	5,308	6,835	828,824	835,659
Commercial loans	—	431	431	185,568	185,999
Consumer installment loans	13	7	20	11,863	11,883
All other loans	—	—	—	981	981
Total loans	$1,540	$5,746	$7,286	$1,027,236	$1,034,522

	December 31, 2018
	30‑89 Days		Total Past		Total Loans
	Past Due	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$495	$1,257	$1,752	$214,516	$216,268
Commercial	551	2,123	2,674	377,230	379,904
Construction and land development	59	4,571	4,630	115,783	120,413
Second mortgages	—	—	—	6,778	6,778
Multifamily	2,559	—	2,559	56,998	59,557
Agriculture	—	—	—	8,370	8,370
Total real estate loans	3,664	7,951	11,615	779,675	791,290
Commercial loans	80	1,549	1,629	187,093	188,722
Consumer installment loans	10	—	10	12,038	12,048
All other loans	—	—	—	1,645	1,645
Total loans	$3,754	$9,500	$13,254	$980,451	$993,705

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2019 and 2018 is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2019
		Provision
	June 30, 2019	Allocation	Charge-offs	Recoveries	September 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,894	$(35)	$(144)	$26	$2,741
Commercial	2,026	1	—	7	2,034
Construction and land development	1,399	(587)	(200)	18	630
Second mortgages	81	(7)	—	2	76
Multifamily	192	17	—	41	250
Agriculture	32	15	—	—	47
Total real estate loans	6,624	(596)	(344)	94	5,778
Commercial loans	1,999	(229)	(98)	3	1,675
Consumer installment loans	185	32	(134)	53	136
All other loans	8	—	—	—	8
Unallocated	3	793	—	—	796
Total loans	$8,819	$—	$(576)	$150	$8,393

	Three Months Ended September 30, 2018
		Provision
	June 30, 2018	Allocation	Charge-offs	Recoveries	September 30, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$3,551	$(392)	$(35)	$42	$3,166
Commercial	2,189	(477)	—	7	1,719
Construction and land development	1,429	(270)	(116)	1	1,044
Second mortgages	32	(2)	—	2	32
Multifamily	326	(2)	—	—	324
Agriculture	6	—	—	—	6
Total real estate loans	7,533	(1,143)	(151)	52	6,291
Commercial loans	1,162	380	(6)	31	1,567
Consumer installment loans	169	20	(33)	11	167
All other loans	3	2	—	—	5
Unallocated	222	741	—	—	963
Total loans	$9,089	$—	$(190)	$94	$8,993

	Nine Months Ended September 30, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	September 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$394	$(178)	$244	$2,741
Commercial	1,810	430	(277)	71	2,034
Construction and land development	1,161	(390)	(212)	71	630
Second mortgages	20	51	—	5	76
Multifamily	371	(162)	—	41	250
Agriculture	17	30	—	—	47
Total real estate loans	5,660	353	(667)	432	5,778
Commercial loans	1,894	129	(355)	7	1,675
Consumer installment loans	152	116	(234)	102	136
All other loans	12	(4)	—	—	8
Unallocated	1,265	(469)	—	—	796
Total loans	$8,983	$125	$(1,256)	$541	$8,393

	Nine Months Ended September 30, 2018
		Provision
	December 31, 2017	Allocation	Charge-offs	Recoveries	September 30, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$3,466	$(327)	$(88)	$115	$3,166
Commercial	2,423	(731)	—	27	1,719
Construction and land development	1,247	(124)	(116)	37	1,044
Second mortgages	24	4	—	4	32
Multifamily	496	(172)	—	—	324
Agriculture	14	(8)	—	—	6
Total real estate loans	7,670	(1,358)	(204)	183	6,291
Commercial loans	1,139	427	(45)	46	1,567
Consumer installment loans	110	16	(145)	186	167
All other loans	3	(1)	—	3	5
Unallocated	47	916	—	—	963
Total loans	$8,969	$—	$(394)	$418	$8,993

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$350	$2,391	$2,741	$2,968	$219,035	$222,003
Commercial	84	1,950	2,034	3,682	389,382	393,064
Construction and land development	16	614	630	406	130,571	130,977
Second mortgages	—	76	76	—	6,384	6,384
Multifamily	—	250	250	2,494	71,280	73,774
Agriculture	—	47	47	—	9,457	9,457
Total real estate loans	450	5,328	5,778	9,550	826,109	835,659
Commercial loans	469	1,206	1,675	847	185,152	185,999
Consumer installment loans	1	135	136	7	11,876	11,883
All other loans	—	8	8	—	981	981
Unallocated	—	796	796	—	—	—
Total loans	$920	$7,473	$8,393	$10,404	$1,024,118	$1,034,522

	December 31, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$349	$1,932	$2,281	$3,694	$212,574	$216,268
Commercial	482	1,328	1,810	5,052	374,852	379,904
Construction and land development	515	646	1,161	4,571	115,842	120,413
Second mortgages	—	20	20	—	6,778	6,778
Multifamily	—	371	371	2,559	56,998	59,557
Agriculture	—	17	17	—	8,370	8,370
Total real estate loans	1,346	4,314	5,660	15,876	775,414	791,290
Commercial loans	900	994	1,894	1,983	186,739	188,722
Consumer installment loans	—	152	152	—	12,048	12,048
All other loans	—	12	12	—	1,645	1,645
Unallocated	—	1,265	1,265	—	—	—
Total loans	$2,246	$6,737	$8,983	$17,859	$975,846	$993,705

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $14.9 million and $17.4 million at September 30, 2019 and December 31, 2018, respectively.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$217,189	$3,523	$1,291	$—	$222,003
Commercial	387,245	3,325	2,494	—	393,064
Construction and land development	130,156	415	406	—	130,977
Second mortgages	5,839	545	—	—	6,384
Multifamily	71,280	—	2,494	—	73,774
Agriculture	9,403	54	—	—	9,457
Total real estate loans	821,112	7,862	6,685	—	835,659
Commercial loans	180,282	1,811	3,906	—	185,999
Consumer installment loans	11,862	14	7	—	11,883
All other loans	981	—	—	—	981
Total loans	$1,014,237	$9,687	$10,598	$—	$1,034,522

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$211,832	$3,179	$1,257	$—	$216,268
Commercial	372,745	3,551	3,608	—	379,904
Construction and land development	115,650	192	4,571	—	120,413
Second mortgages	6,686	92	—	—	6,778
Multifamily	56,802	196	2,559	—	59,557
Agriculture	8,312	58	—	—	8,370
Total real estate loans	772,027	7,268	11,995	—	791,290
Commercial loans	184,004	1,798	2,920	—	188,722
Consumer installment loans	12,042	6	—	—	12,048
All other loans	1,645	—	—	—	1,645
Total loans	$969,718	$9,072	$14,915	$—	$993,705

In accordance with FASB Accounting Standards Update (ASU) 2011‑02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 25 and 24 loans that met the definition of a TDR at September 30, 2019 and 2018, respectively.

The Company had no loan modifications considered to be TDRs during the three and nine months ended September 30, 2019. During the three months ended September 30, 2018, the Company modified one commercial real estate loan that was considered to be a TDR. The Company restructured the terms for this loan, which had a pre- and post-modification balance of $126,000. During the nine months ended September 30, 2018, the Company modified one multifamily loan and one commercial real estate loan that were considered to be TDRs, which had a total pre- and post-modification balance of $2.6 million and $126,000, respectively. The Company restructured the terms for both loans.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended September 30, 2019. During the nine months ended September 30, 2019, one loan that had been restructured during the previous 12 months went into default. This multifamily real estate loan had a recorded investment of $2.6 million. There were no TDRs that had been restructured during the previous 12 months that resulted in default during either the three and nine months ended September 30, 2018.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310‑10‑35, Receivables, Subsequent Measurement.

At September 30, 2019, the Company had 1‑4 family mortgages in the amount of $112.3 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $93.7 million.

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

As of September 30, 2019 and December 31, 2018, the outstanding contractual balance of the PCI loans was $55.2 million and $62.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$30,367	89.43%	$34,240	89.43%
Commercial	700	2.06	746	1.95
Construction and land development	1,200	3.53	1,326	3.46
Second mortgages	1,457	4.29	1,729	4.52
Multifamily	234	0.69	244	0.64
Total real estate loans	33,958	100.00	38,285	100.00
Total PCI loans	$33,958	100.00%	$38,285	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2019 and 2018.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$30,367	$156	$34,240
Commercial	—	700	—	746
Construction and land development	—	1,200	—	1,326
Second mortgages	—	1,457	—	1,729
Multifamily	—	234	—	244
Total real estate loans	156	33,958	156	38,285
Total PCI loans	$156	$33,958	$156	$38,285

The change in the accretable yield balance for the nine months ended September 30, 2019 and the year ended December 31, 2018, is as follows (dollars in thousands):

Balance, January 1, 2018	$44,126
Accretion	(5,219)
Reclassification to nonaccretable difference	(800)
Balance, December 31, 2018	$38,107
Accretion	(4,852)
Reclassification from nonaccretable difference	1,502
Balance, September 30, 2019	$34,757

The PCI loans were not classified as nonperforming assets as of September 30, 2019, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Residential 1‑4 family	$233	$314
Commercial	—	15
Construction and land development	4,507	770
Total other real estate owned	$4,740	$1,099

At September 30, 2019, the Company had $467,000 in residential 1‑4 family loans and PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018

NOW	$147,639	$165,946
MMDA	130,263	126,933
Savings	96,388	92,910
Time deposits less than or equal to $250,000	483,745	485,155
Time deposits over $250,000	136,206	128,945
Total interest bearing deposits	$994,241	$999,889

Note 7. Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30, 2019
				Accumulated
	Unrealized	Defined	Gain (Loss) on	Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$2,798	$(857)	$9	$1,950
Other comprehensive income (loss) before reclassifications	948	—	(122)	826
Amounts reclassified from AOCI	(39)	—	—	(39)
Net current period other comprehensive income (loss)	909	—	(122)	787
Ending balance	$3,707	$(857)	$(113)	$2,737

	Three months ended September 30, 2018
				Accumulated
	Unrealized	Defined	Gain (Loss) on	Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(1,517)	$(1,048)	$302	$(2,263)
Other comprehensive income (loss) before reclassifications	(968)	—	(27)	(995)
Amounts reclassified from AOCI	(53)	—	—	(53)
Net current period other comprehensive income (loss)	(1,021)	—	(27)	(1,048)
Ending balance	$(2,538)	$(1,048)	$275	$(3,311)

	Nine months ended September 30, 2019
				Accumulated
	Unrealized	Defined	Gain (Loss) on	Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income (loss) before reclassifications	4,539	—	(309)	4,230
Amounts reclassified from AOCI	(214)	—	—	(214)
Net current period other comprehensive income (loss)	4,325	—	(309)	4,016
Ending balance	$3,707	$(857)	$(113)	$2,737

	Nine months ended September 30, 2018
				Accumulated
	Unrealized	Defined	Gain (Loss) on	Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive income (loss) before reclassifications	(3,428)	—	138	(3,290)
Amounts reclassified from AOCI	(64)	—	—	(64)
Net current period other comprehensive income (loss)	(3,492)	—	138	(3,354)
Ending balance	$(2,538)	$(1,048)	$275	$(3,311)

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	September 30, 2019	September 30, 2018
Securities available for sale:
Unrealized gains on securities available for sale	$(50)	$(68)	Gain on securities transactions, net
Related tax expense	11	15	Income tax expense
	$(39)	$(53)	Net of tax

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Nine months ended
	September 30, 2019	September 30, 2018
Securities available for sale:
Unrealized gains on securities available for sale	$(274)	$(82)	Gain on securities transactions, net
Related tax expense	60	18	Income tax expense
	$(214)	$(64)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2019.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$7,957	$—	$7,957	$—
U.S. Government agencies	22,955	—	22,955	—
State, county and municipal	94,670	—	94,670	—
Mortgage backed securities	47,794	—	47,794	—
Asset backed securities	10,708	—	10,708	—
Corporate bonds	6,075	—	6,075	—
Total investment securities available for sale	190,159	—	190,159	—
Cash flow hedge asset	15	—	15	—
Total assets at fair value	$190,174	$—	$190,174	$—
Cash flow hedge liability	$157	—	$157	—
Total liabilities at fair value	$157	$—	$157	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$13,124	$1,479	$11,645	$—
U.S. Government agencies	24,609	2,178	22,431	—
State, county and municipal	112,542	2,644	109,898	—
Mortgage backed securities	46,417	3,496	42,921	—
Asset backed securities	5,411	—	5,411	—
Corporate bonds	4,623	—	4,623	—
Total investment securities available for sale	206,726	9,797	196,929	—
Cash flow hedge asset	253	—	253	—
Total assets at fair value	$206,979	$9,797	$197,182	$—
Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,142	$—	$—	$3,142
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,740	—	—	4,740
Total assets at fair value	$9,471	$—	$—	$9,471
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,343	$—	$—	$9,343
Loans held for sale	146	—	146	—
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	1,099	—	—	1,099
Total assets at fair value	$11,840	$—	$146	$11,694
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2019 and December 31, 2018, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value without further adjustment for unobservable inputs, the Company records the impaired loan within Level 2.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$38,213	$39,131	$—	$39,131	$—
Loans, net of allowance	1,026,129	1,026,129	—	—	1,026,129
PCI loans, net of allowance	33,802	40,717	—	—	40,717

Financial liabilities:
Interest bearing deposits	994,241	995,189	—	995,189	—
Borrowings	77,791	77,760	—	77,760	—

	December 31, 2018
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,108	$42,253	$—	$42,253	$—
Loans, net of allowance	984,722	978,778	—	—	978,778
PCI loans, net of allowance	38,129	42,674	—	—	42,674

Financial liabilities:
Interest bearing deposits	999,889	997,714	—	997,714	—
Borrowings	63,571	63,393	—	63,393	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months September 30, 2019
Basic EPS	$4,613	22,303	$0.21
Effect of dilutive stock awards	—	258	(0.01)
Diluted EPS	$4,613	22,561	$0.20

For the three months ended September 30, 2018
Basic EPS	$3,955	22,115	$0.18
Effect of dilutive stock awards	—	512	(0.01)
Diluted EPS	$3,955	22,627	$0.17

For the nine months ended September 30, 2019
Basic EPS	$11,660	22,224	$0.52
Effect of dilutive stock awards	—	251	—
Diluted EPS	$11,660	22,475	$0.52

For the nine months ended September 30, 2018
Basic EPS	$10,331	22,095	$0.47
Effect of dilutive stock awards	—	481	(0.01)
Diluted EPS	$10,331	22,576	$0.46

Antidilutive shares issuable under awards or options of 253,000 were excluded from the computation of diluted earnings per common share for each of the three and nine months ended September 30, 2019. There were no antidilutive exclusions from the computation of diluted earnings per share for the three and nine months ended September 30, 2018.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest cost	$41	$39	$122	$117
Expected return on plan assets	(53)	(59)	(159)	(177)
Amortization of prior service cost	1	1	3	3
Recognized net loss due to settlement	40	—	93	—
Recognized net actuarial loss	12	15	36	45
Net periodic benefit expense (income)	$41	$(4)	$95	$(12)

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $40 million and $30 million at September 30, 2019 and December 31, 2018, respectively. The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had collateral pledged of $180,000 and $0 at September 30, 2019 and December 31, 2018, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the effective portions of the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The ineffective portions of the unrealized gains or losses, if any, would be recorded in other operating expense. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three and nine month periods ended September 30, 2019 and 2018. The Company recorded a fair value asset of $15,000 and a fair value liability of $157,000 in other assets and other liabilities, respectively, at September 30, 2019.  The Company recorded a fair value asset of $253,000 in other assets at December 31, 2018. The net gain (loss) was recorded as a component of other comprehensive income (loss) net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$486	$411	$1,341	$1,192
Interchange and ATM fees	271	215	732	626
Brokerage fees and commissions	67	76	262	272
Noninterest income (in-scope of Topic 606)	824	702	2,335	2,090
Noninterest income (out-of-scope of Topic 606)	687	509	1,641	1,289
Total noninterest income	$1,511	$1,211	$3,976	$3,379

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

The following table presents operating lease liabilities as of September 30, 2019 (dollars in thousands):

Operating Leases

Gross lease liability	$9,583
Less: imputed interest	(2,616)
Present value of lease liability	$6,967

The weighted average remaining lease term and weighted average discount rate for operating leases at September 30, 2019 was 12.0 years and 4.59%, respectively. Maturities of the gross operating lease liability at September 30, 2019 are as follows (dollars in thousands):

2019	$305
2020	1,231
2021	1,191
2022	600
2023	630
Thereafter	5,626
Total of future payments	$9,583

Operating lease costs and sublease rental income for the three months ended September 30, 2019 were $318,000 and $63,000, respectively.  Rental expense and sublease rental income under operating lease agreements for the three months ended September 30, 2018 were $319,000 and $27,000, respectively. Operating lease costs and sublease rental income for the nine months ended September 30, 2019 were $1.1 million and $129,000, respectively. Rental expense and sublease rental income under operating lease agreements for the nine months ended September 30, 2018 were $1.0 million and $81,000, respectively.  Included in operating lease costs was $138,000 for the nine months period ended September 30, 2019, related to the early termination of an unprofitable branch recognized on June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2019 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2019 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices, 18 of which are in Virginia and six of which are in Maryland.  The Bank also operates two loan production offices.

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

RESULTS OF OPERATIONS

Overview

Net income of $4.6 million for the third quarter of 2019 was an increase of $658,000, or 16.6%, compared with net income of $4.0 million for the third quarter of 2018. Interest and dividend income increased by $2.3 million in the third quarter of 2019 compared with the same period in 2018, driven by interest and fees on loans, which increased $1.3 million, and interest and fees on PCI loans, which increased $1.1 million. Noninterest income increased by $300,000 year over year. Offsetting these increases was an increase of $939,000 in noninterest expenses, an increase of $877,000 in interest expense and an increase of $142,000 in income tax expense.

Two separate items of note occurred during the quarter. First, a $1.1 million payoff of a loan within the PCI portfolio was received. The PCI portfolio contains six separate pools, two of which, due to the uncertain nature of the cash flows, have no carrying value. This $1.1 million payoff was recorded in one of those pools, the Acquisition, Development and Construction (ADC) pool, resulting in the entire payment being interest income. The other item was the migration of a $4.0 million nonperforming loan, charged down by $200,000 and moved into the OREO category at $3.8 million. As a part of this transaction, the Bank paid delinquent real estate taxes in the amount of $624,000 on this property, all of which was expensed in other real estate expense, net in the current quarter.

Net income was $11.7 million for the first nine months of 2019 compared with $10.3 million for the same period in 2018. This is an increase of $1.3 million, or 12.9%. Interest and dividend income increased by $5.4 million, or 12.4%, and noninterest income increased by $597,000, or 17.7%. Offsetting these increases to net income were increases of $3.0 million in interest expense, $1.2 million in noninterest expense, $125,000 in provision for loan losses and $376,000 in income tax expense. Earnings per common share, basic and fully diluted, were $0.52 for the first nine months of 2019 compared with $0.47, basic, and $0.46, fully diluted, for the first nine months of 2018.

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

Net interest income increased $1.4 million, or 12.0%, from the third quarter of 2018 to the third quarter of 2019. Net interest income was $13.4 million in the third quarter of 2019 compared with $12.0 million for the same period in 2018.  Interest and fees on loans increased by $1.3 million, or 10.9%, year over year, and was $13.2 million for the third quarter of 2019. Interest and fees on PCI loans of $2.3 million is an increase of $1.1 million, driven by the $1.1 million ADC payment. The average balance of loans, excluding PCI loans, was $965.8 million for the third quarter of 2018 and increased by $71.7 million, or 7.4%, in the third quarter of 2019. The yield on loans also increased, year over year, and was 4.89% in the third quarter of 2018 and increased by 15 basis points to 5.04% in the third quarter of 2019.

Interest income on securities of $1.8 million was a year-over-year decrease of $48,000. Interest income on securities, on a tax-equivalent basis, was $1.9 million in the third quarter of 2019, which was a decrease of $95,000 compared with the third quarter of 2018. This decrease was driven both by average balance and yield.  The average balance of the securities portfolio decreased $8.7 million year over year.  Additionally, on a tax-equivalent basis, the yield on investment securities decreased four basis points and was 3.25% in the third quarter of 2019 and 3.21% in the third quarter of 2018.

Interest expense increased $877,000, or 27.7%, when comparing the third quarter of 2019 and the third quarter of 2018. Interest expense on deposits increased $999,000, or 37.0%, as the average balance of interest bearing deposits increased $39.9 million, or 4.1%.  The increase in deposit cost was driven by an increase in time deposit average balances, which increased $39.2 million, or 6.6%, year over year. The cost of time deposits increased from 1.56% to 2.06%, which resulted in an increase in the cost of total interest bearing deposits from 1.10% to 1.45%, over the same time frame. FHLB and other borrowings decreased, on average, $28.7 million year over year, and there was a slight increase in the rate paid, from 1.98% in the third quarter of 2018 to 1.99% in the third quarter of 2019.  Overall, the Bank’s cost of interest bearing liabilities increased 31 basis points, from 1.18% in the third quarter of 2018 to 1.49% in the third quarter of 2019.

The tax-equivalent net interest margin increased 25 basis points, from 3.77% in the third quarter of 2018 to 4.02% in the third quarter of 2019.  Likewise, the interest spread increased from 3.58% to 3.74% over the same time period.  The increase in the margin was precipitated by the increase of $2.4 million in loan income, including the PCI loan payoff, and from an increase in the average balances in noninterest bearing deposits of $24.0 million and shareholders’ equity of $19.7 million.

Net interest income was $37.5 million for the first nine months of 2019, an increase of $2.5 million, or 7.0%, when comparing the first nine months of 2018 and 2019.  The yield on earning assets was 5.02% for the first nine months of 2019 compared with 4.67% for the first nine months of 2018. Interest and fees on loans of $38.2 million in the first nine months of 2019 was an increase of $4.1 million compared with $34.1 million for the same period in 2018.  Interest and fees on PCI loans, including the $1.1 million ADC payment noted above, increased $940,000 over this same time frame.  For the first nine months of 2019 compared with the same period in 2018, securities income increased $265,000. On a tax-equivalent basis the increase was $158,000. The average balance of tax-exempt securities declined $18.8 million, thus reducing the benefit received on a tax-equivalent basis on these securities. The tax-equivalent yield on the portfolio increased and was 3.17% for the first nine months of 2019 compared with 3.10% for the same period in 2018.

Interest expense of $11.6 million represented an increase of $3.0 million, or 34.6%, in the first nine months of 2019 compared with the same period in 2018. Average interest bearing liabilities increased $19.0 million, or 1.8%.  The cost of interest bearing liabilities increased from 1.09% for the first nine months of 2018 to 1.44% for the first nine months of 2019. Driving the increase was growth of $65.5 million, or 11.5%, in the average balance of time deposits, from $569.0 million for the first nine months of 2018 to $634.4 million for the same period in 2019. This growth in time deposits, as a result of higher rates, came partly from a shift away from savings and money market accounts, which experienced a decline of $13.2 million in average balances between the comparison periods. Additionally, time deposit growth included a shift out of FHLB and other borrowings, which reflected an average balance decline of $35.0 million, or 35.2%, over the two nine-month comparison periods.

The tax-equivalent net interest margin was 3.84% for the first nine months of 2019 compared with 3.76% for the first nine months of 2018. The yield on earning assets increased by 35 basis points over this time frame to 5.02%. The competition for funding, however, pushed the cost of interest bearing liabilities up an equal amount, 35 basis points, from 1.09% to 1.44%.  The net interest spread was 3.58% for the first nine months of each of 2018 and 2019. The net interest margin of 3.84% for the first nine months of 2019 is an increase from 3.76% for the first nine months of 2018. The net interest margin has been enhanced by growth in the average balance of noninterest bearing deposits of $18.2 million, or 11.9%, and in shareholders’ equity of $17.6 million, or 13.8%. Excluding the $1.1 million ADC loan payment, the yield on the PCI portfolio would have been 13.72%, the yield on earning assets would have been 4.91%, the interest spread would have been 3.47% and the net interest margin would have been 3.73%.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2019 and 2018. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended September 30, 2019			Three months ended September 30, 2018
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,037,433	$13,187	5.04%	$965,763	$11,893	4.89%
PCI loans	34,999	2,333	26.07	39,614	1,265	12.49
Total loans	1,072,432	15,520	5.74	1,005,377	13,158	5.19
Interest bearing bank balances	13,454	87	2.58	15,244	94	2.45
Federal funds sold	1,795	9	2.08	91	—	1.92
Securities (taxable)	195,401	1,489	3.05	179,738	1,364	3.04
Securities (tax exempt) (1)	49,616	450	3.63	73,985	669	3.62
Total earning assets	1,332,698	17,555	5.23	1,274,435	15,285	4.76
Allowance for loan losses	(8,872)			(9,219)
Non-earning assets	101,129			94,804
Total assets	$1,424,955			$1,360,020

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$155,208	85	0.22	$153,794	81	0.21
Savings and money market	224,401	330	0.58	225,100	278	0.49
Time deposits	632,625	3,283	2.06	593,450	2,340	1.56
Total interest bearing deposits	1,012,234	3,698	1.45	972,344	2,699	1.10
Short-term borrowings	4,409	28	2.53	2,163	13	2.32
FHLB and other borrowings	62,079	315	1.99	90,761	452	1.98
Total interest bearing liabilities	1,078,722	4,041	1.49	1,065,268	3,164	1.18
Noninterest bearing deposits	181,249			157,252
Other liabilities	14,246			6,509
Total liabilities	1,274,217			1,229,029
Shareholders’ equity	150,738			130,991

Total liabilities and shareholders’ equity	$1,424,955			$1,360,020
Net interest earnings		$13,514			$12,121
Interest spread			3.74%			3.58%
Net interest margin			4.02%			3.77%

Tax equivalent adjustment:
Securities		$95			$141

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,016,041	$38,246	5.03%	$956,109	$34,122	4.77%
PCI loans	36,321	4,877	17.70	41,366	3,937	12.55
Total loans	1,052,362	43,123	5.48	997,475	38,059	5.10
Interest bearing bank balances	15,752	300	2.55	13,063	203	2.08
Federal funds sold	890	14	2.17	79	1	1.80
Securities (taxable)	190,433	4,483	3.14	177,039	3,816	2.87
Securities (tax exempt) (1)	58,577	1,585	3.61	77,370	2,094	3.61
Total earning assets	1,318,014	49,505	5.02	1,265,026	44,173	4.67
Allowance for loan losses	(8,925)			(9,222)
Non-earning assets	100,221			91,994
Total assets	$1,409,310			$1,347,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$156,335	258	0.22	$155,494	237	0.20
Savings and money market	220,868	930	0.56	234,091	904	0.52
Time deposits	634,434	9,333	1.97	568,983	6,056	1.42
Total interest bearing deposits	1,011,637	10,521	1.39	958,568	7,197	1.00
Short-term borrowings	4,072	84	2.77	3,091	50	2.17
FHLB and other borrowings	64,686	1,023	2.09	99,773	1,392	1.84
Total interest bearing liabilities	1,080,395	11,628	1.44	1,061,432	8,639	1.09
Noninterest bearing deposits	170,919			152,740
Other liabilities	12,809			5,992
Total liabilities	1,264,123			1,220,164
Shareholders’ equity	145,187			127,634

Total liabilities and shareholders’ equity	$1,409,310			$1,347,798
Net interest earnings		$37,877			$35,534
Interest spread			3.58%			3.58%
Net interest margin			3.84%			3.76%

Tax equivalent adjustment:
Securities		$333			$440

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was no provision for loan losses on the loan portfolio, excluding PCI loans, for the three month periods ended September 30, 2019 and 2018. There was a provision for loan losses of $125,000 on the loan portfolio, excluding PCI loans, for the nine month period ended September 30, 2019 compared with no provision for loan losses for the same period of 2018. The provision recognized during the second quarter of 2019 was due to loan growth of $26.3 million, or 2.6%, during the quarter and an uptick in delinquencies less than 90 days past due and still accruing interest. There was no provision for loan losses on the PCI loan portfolio for the three and nine month periods ended September 30, 2019 or 2018.  Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net charge-offs of $426,000 in the third quarter of 2019, compared with net charge-offs of $96,000 in the third quarter of 2018. Total charge-offs were $576,000 for the third quarter of 2019 compared with $190,000 in the third quarter of 2018. Recoveries of previously charged-off loans were $150,000 for the third quarter of 2019 compared with $94,000 in the third quarter of 2018.

For the nine months ended September 30, 2019, the loan portfolio, excluding PCI loans, had net charge-offs of $715,000 compared with net recoveries of $24,000 in the same time period of 2018. Total charge-offs were $1.3 million for the nine months ended September 30, 2019 compared with $394,000 in the same period of 2018. Recoveries of previously charged-off loans were $541,000 for the nine months ended September 30, 2019 compared with $418,000 in the same period of 2018.

Noninterest Income

Noninterest income increased $300,000, or 24.8%, and was $1.5 million in the third quarter of 2019 compared with $1.2 million in the third quarter of 2018. Other noninterest income increased by $175,000, driven by life insurance proceeds of $120,000, equity investment dividends of $45,000 and swap fee income of $35,000. Service charges and fees were $758,000 in the third quarter of 2019 and increased $132,000 year over year. Mortgage loan income of $176,000 in the third quarter of 2019 was an increase of $79,000 over the same period in 2018. Gain on sale of loans declined $65,000 in the third quarter of 2019 compared with the same period in 2018, and gain(loss) on securities transactions, net declined from $68,000 in the third quarter of 2018 to $50,000 in the same period in 2019.

Noninterest income was $4.0 million for the first nine months of 2019, an increase of $597,000, or 17.7%, compared with $3.4 million for the first nine months of 2018. Service charges and fees, driven by an increase in deposits, were $2.1 million for the first nine months of 2019, an increase of $256,000 compared with the same period in 2018. Other noninterest income was $744,000 for the first nine months of 2019, an increase of $222,000 versus the first nine months of 2018. The 2019 period benefited from the receipt of life insurance proceeds of $120,000, dividends on an equity investment of $45,000 and swap fee income of $35,000. Gain on securities transactions increased $192,000 and was $274,000 for the first nine months of 2019 compared with $82,000 for the same period in 2018. Mortgage loan income of $338,000, driven by low interest rates and refinance activity, increased by $50,000 in the first nine months of 2019 compared with the same period in 2018. Gain on sale of loans declined by $118,000 in the first nine months of 2019 compared with the same period in 2018.

Noninterest Expense

Noninterest expenses were $9.2 million in the third quarter of 2019 and increased $939,000, or 11.3%, compared with the same period in 2018. Other real estate expenses, net increased by the largest dollar amount, $502,000, and were $565,000 for the third quarter of 2019 compared with $63,000 for the third quarter of 2018. Salaries and employee benefits increased by $260,000, or 5.2%, and were $5.3 million for the third quarter of 2019. Other operating expenses increased by $212,000 year over year and were $1.6 million in the third quarter of 2019. Data processing fees of $594,000 in the third quarter of 2019 were $112,000 greater than one year earlier.  Offsetting these increases was a reduction in the FDIC assessment of $191,000 year over year due to the FDIC’s small bank assessment credit of $168,000 received in the third quarter of 2019.

Noninterest expenses were $27.1 million for the first nine months of 2019, as compared with $25.8 million for the same period in 2018.  This is an increase of $1.2 million, or 4.7%. Other real estate expenses, net increased $504,000, and were $662,000 for the first nine months of 2019, compared with $158,000 for the same period in 2018. The major cause for the increase was the payment of $624,000 in past due taxes noted above. Expense in 2019 has been reduced by gain on sale of other properties. Occupancy expenses increased $301,000, or 12.7%. Data processing fees increased $274,000, or 18.7% and were $1.7 million for the first nine months of 2019. Other operating expenses increased $247,000 and were $4.6 million for the first nine months of 2019. Equipment expenses increased by $128,000 and were $1.2 million for the first nine months of 2019. Offsetting these increases, the FDIC assessment decreased $283,000 for the first nine months of 2019 compared with the same period in 2018 due to premium rate decreases and the small bank assessment credit mentioned above.

Income Taxes

Income tax expense was $1.1 million for the three months ended September 30, 2019, compared with income tax expense of $945,000 for the third quarter of 2018.  For the nine months ended September 30, 2019, income tax expense was $2.7 million compared with $2.3 million for the first nine months of 2018. The effective tax rate for the third quarter of 2019 was 19.1% versus 19.3% in the third quarter of 2018. For the first nine months of 2019, the effective tax rate was 18.7% and, for the same period in 2018, it was 18.2%. The increase in the effective tax rate was primarily from lower tax-exempt income from municipal securities.

FINANCIAL CONDITION

General

Total assets increased $29.5 million, or 2.1%, during the first nine months of 2019 to $1.423 billion at September 30, 2019.  Total loans, excluding PCI loans, were $1.035 billion at September 30, 2019, increasing $40.8 million, or 4.1%, from year end 2018.   Total PCI loans were $34.0 million at September 30, 2019 versus $38.3 million at year end 2018.

During the first nine months of 2019, loans, excluding PCI loans, grew by $40.8 million, or 4.1%. Multifamily loans grew $14.2 million, or 23.9%. Commercial mortgage loans grew $13.2 million, or 3.5%. Construction and land development loans grew $10.6 million, or 8.8%. Residential 1 – 4 family loans grew $5.7 million, or 2.7%. Offsetting these increases was a decline in commercial loans of $2.7 million, or 1.4%.

The Company’s securities portfolio, excluding restricted equity securities, decreased $20.5 million, or 8.2%, since year end 2018 to total $228.4 million at September 30, 2019. Securities balances decreased $23.9 million during the third quarter of 2019. Net gains of $50,000 were realized during the third quarter of 2019 through sales and call activity. For the first nine months of 2019, there were net gains of $274,000 realized through sales and call activity. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of changes in the fair value of securities available-for-sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $190.2 million at September 30, 2019 and $206.7 million at December 31, 2018. At September 30, 2019, the Company had a net unrealized gain on the AFS portfolio of $4.8 million compared with a net unrealized loss of $792,000 at December 31, 2018. Municipal securities comprised 49.8% of the total AFS portfolio at September 30, 2019. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $36.8 million and $34.2 million at September 30, 2019 and December 31, 2018, respectively.  There were federal funds purchased of $71,000 at September 30, 2019 and $19.4 million at December 31, 2018. Interest bearing bank deposits were $13.7 million at September 30, 2019 compared with $15.9 million at December 31, 2018.

Interest bearing deposits at September 30, 2019 were $994.2 million, a decrease of $5.6 million from December 31, 2018. During 2019, NOW accounts declined $18.3 million, or 11.0% and were $147.6 million at September 30, 2019. Time deposits less than or equal to $250,000 decreased $1.4 million and total $483.7 million at September 30, 2019. Time deposits over $250,000 grew by $7.3 million during 2019 and were $136.2 million at September 30, 2019. Savings accounts grew $3.5 million during 2019 and total $96.4 million. Money market deposit accounts, $130.3 million at September 30, 2019, grew $3.3 million, or 2.6%, during the first nine months of 2019.

FHLB advances were $73.7 million at September 30, 2019, compared with $59.4 million at December 31, 2018.

Shareholders’ equity was $152.6 million at September 30, 2019 and $137.5 million at December 31, 2018.  Shareholders’ equity to assets was 10.7% at September 30, 2019 and 9.9% at December 31, 2018.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $10.5 million at September 30, 2019 and net charge-offs were $715,000 for the nine months ended September 30, 2019. This compares with nonperforming assets of $10.6 million and net recoveries of $14,000 for the year ended December 31, 2018.

Nonperforming loans were $5.7 million at September 30, 2019, a $3.8 million decrease from $9.5 million at December 31, 2018. The $3.8 million decrease in nonperforming loans since December 31, 2018 was the net result of $5.0 million in additions to nonperforming loans and $8.8 million in reductions. The increase related mainly to two commercial loans totaling $616,000, one multifamily real estate loan of $2.6 million, and one 1-4 family residential mortgage loan of $764,000. With respect to the reductions in nonperforming loans, $1.3 million were payments to existing credits, $1.1 million were charge-offs, $1.5 million were paid off, $3.8 million were transferred to OREO, and $1.1 million returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 146.1% of nonaccrual loans at September 30, 2019 compared with 94.6% at December 31, 2018. The ratio of nonperforming assets to loans and OREO decreased 6 basis points. The ratio was 1.01% at September 30, 2019 versus 1.07% at December 31, 2018.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2019 and December 31, 2018, total impaired loans, excluding PCI loans, equaled $10.4 million and $17.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Nonaccrual loans	$5,746	$9,500
Loans past due 90 days and accruing interest	—	—
Total nonperforming loans	5,746	9,500
OREO	4,740	1,099
Total nonperforming assets	$10,486	$10,599

Accruing troubled debt restructure loans	$4,658	$8,359

Balances
Specific reserve on impaired loans	920	2,246
General reserve related to unimpaired loans	7,473	6,737
Total allowance for loan losses	8,393	8,983

Average loans during the year, net of unearned income	1,016,041	960,978

Impaired loans	10,404	17,859
Non-impaired loans	1,024,118	975,846
Total loans, net of unearned income	1,034,522	993,705

Ratios
Allowance for loan losses to loans	0.81%	0.90%
Allowance for loan losses to nonaccrual loans	146.10	94.56
General reserve to non-impaired loans	0.73	0.69
Nonaccrual loans to loans	0.56	0.96
Nonperforming assets to loans and OREO	1.01	1.07
Net charge-offs (recoveries) to average loans	0.07	—

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2019 and December 31, 2018 is below (dollars in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$1,349	$1,257
Commercial	1,059	2,123
Construction and land development	406	4,571
Multifamily	2,494	—
Total real estate loans	5,308	7,951
Commercial loans	431	1,549
Consumer installment loans	7	—
Total loans	$5,746	$9,500

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

The Bank’s ratio of total risk-based capital was 13.8% at September 30, 2019 compared with 13.3% at December 31, 2018. The tier 1 risk-based capital ratio was 13.1% at September 30, 2019 and 12.6% at December 31, 2018. The Bank’s tier 1 leverage ratio was 10.7% at September 30, 2019 and 10.2% at December 31, 2018. All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 13.1% at September 30, 2019 and 12.6% at December 31, 2018.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At September 30, 2019, the Bank had a capital conservation buffer of 5.8%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2019 and December 31, 2018 was as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Cash and due from banks	$23,056	$18,292
Interest bearing bank deposits	13,742	15,927
Available for sale securities, at fair value, unpledged	163,453	174,842
Total liquid assets	$200,251	$209,061

Deposits and other liabilities	$1,270,043	$1,255,689
Ratio of liquid assets to deposits and other liabilities	15.77%	16.65%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at September 30, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2019 and December 31, 2018, is as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit	$220,249	$204,831
Standby letters of credit	10,954	5,280
Total commitments with off-balance sheet risks	$231,203	$210,111

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $40 million and $30 million at September 30, 2019 and December 31, 2018, respectively. The Company recorded a fair value asset of $15,000 and a fair value liability of $157,000 in other assets and other liabilities, respectively, at September 30, 2019.  The Company recorded a fair value asset of $253,000 in other assets at December 31, 2018. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net gain (loss) was recorded as a component of other comprehensive income (loss) recorded in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2019 (dollars in thousands):

	September 30, 2019
	%	$
Change in Yield curve
+400 bp	5.7	2,827
+300 bp	4.5	2,214
+200 bp	3.1	1,508
+100 bp	1.3	633
most likely	—	—
‑100 bp	(2.1)	(1,029)
‑200 bp	(3.7)	(1,798)
‑300 bp	(3.7)	(1,841)
‑400 bp	(3.7)	(1,841)

At September 30, 2019, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 5.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 3.7%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10‑Q for the period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2019

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 8, 2019