Form 10-K
period 2019-12-31
Community Bankers Trust Corp
filed 2020-03-13
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒
Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $182,692,064

On February 29, 2020, there were 22,426,621 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2020 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

FORM 10‑K

December 31, 2019

PART I

ITEM 1.BUSINESS

GENERAL

The Company is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices in Virginia and Maryland. The Bank also operates two loan production offices in Virginia.

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

Essex Services, Inc. is a wholly-owned subsidiary of the Bank. Essex Services and its financial consultants offer a broad range of investment products and alternatives through an affiliation with Infinex Investments, Inc., an independent broker-dealer.  It also offers insurance products through the Bank’s ownership interest in Bankers Insurance, LLC, an independent insurance agency.

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESXB”.

STRATEGY

The Company operates in some of the strongest growth markets in Virginia and Maryland.  Its operating strategy has been to provide the products and services of the larger financial institutions, but delivered with the individual service focus of a small community bank.  This strategy has allowed the Company to have organic growth in its core markets.

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

OPERATIONS

The Company’s operating strategy is delineated by business lines and by the functional support areas that help accomplish the stated goals and financial budget of the organization. A major component of future income is growth in three core business lines – retail and business banking, commercial and industrial banking and real estate lending. These core businesses, combined with the Company’s geographic locations, dictate the market position that the Company needs to take to be successful. The majority of new loan growth will occur in all three lines, although the retail segment primarily provides the funding through core deposit relationship growth.

Retail and Business Banking

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

EMPLOYEES

As of December 31, 2019, the Company had 243 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

SUPERVISION AND REGULATION

General

Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law.  The following summary discusses certain provisions of federal and state laws and certain regulations and the potential impact of such provisions on the Company and the Bank. These federal and state laws and regulations have been enacted generally for the protection of depositors in banks and not for the protection of shareholders of bank holding companies or banks.  This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information

The Company

As a bank holding company, we are subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”), and regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Under the BHCA, the Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.  The Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies.  These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit systems, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident to it. While federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, or to establish interstate de novo branches, the Federal Reserve has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation, or the establishment of any interstate de novo branches, proposed by a bank holding company.

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

The Company is also subject to regulation and supervision by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Bureau”) under the financial institution holding company laws of Virginia.

The Bank

The Bank is subject to supervision, regulation and examination by the Bureau and its primary federal regulator, the FDIC. The various laws and regulations issued and administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the Bureau is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, to purchase the assets or assume the deposits of another bank or bank holding company, or to acquire control of another bank or bank holding company.

The Dodd-Frank Act and the EGRRCPA

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry.

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

The Company continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how the Company conducts its business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future.  Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

Capital Requirements

Basel III Capital Framework. The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules and minimum capital ratios required to be maintained by banks were effective January 1, 2015. The Basel III Final Rules also include a requirement that banks maintain additional capital (the “capital conservation buffer”), which was phased in beginning January 1, 2016 and was fully phased in effective January 1, 2019. The Basel III Final Rules and fully phased in capital conservation buffer require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7 percent), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5 percent), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (effectively resulting in a required total capital ratio of 10.5 percent) and (iv) a minimum leverage ratio of 4 percent, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. A bank that elects the CBLRF and has a leverage ratio greater than 9 percent will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8 percent (a bank will be deemed “well capitalized” during the grace period).  The CBLRF will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable).

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the Federal Reserve’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. The Bank remains subject to the regulatory capital requirements described above.

Dividends

The Company is a legal entity that is separate and distinct from the Bank.  The Company’s ability to distribute cash dividends will depend primarily on the ability of its banking subsidiary to pay dividends to it. The Bank is subject to legal limitations on the amount of dividends that it is permitted to pay under Section 5199(b) of the Revised Statues (12 U.S.C. 60), and the approval of the Federal Reserve would be required if the total of all dividends declared by a state member bank in any calendar year shall exceed the total of its net profits of that year combined with its retained net profits of the preceding two years.  Additionally, the Bank is further restricted by Regulation H, Section 208.5, Dividends and Other Distributions, which requires pre-approval of dividends that exceed undivided profits. Furthermore, neither the Company nor the Bank may declare or pay a cash dividend on any of its capital stock if it is insolvent or if the payment of the dividend would render the entity insolvent or unable to pay its obligations as they become due in the ordinary course of business.

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

Deposit Insurance

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2019, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2019, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

Banks with less than $10 billion in total consolidated assets are eligible for credits to offset the portion of their assessments that helped to raise the reserve ratio to 1.35 percent. The FDIC automatically applies these credits to reduce an eligible bank’s regular DIF assessment up to the entire amount of the assessment.  The FDIC will remit any such remaining credits in a lump sum to the appropriate bank following application to the bank’s regular DIF assessment for four quarterly assessment periods. The Bank was awarded credits of $365,000, of which $207,000 was used to offset its DIF assessment in the third and fourth quarters of 2019.  The Company expects that the remainder of the credits will be utilized to offset the Bank’s DIF assessment during 2020.

Consumer Laws and Regulations

The Bank is subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth-in-Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, and regulations issued under such acts, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Community Reinvestment Act

The Bank is subject to the provisions of the Community Reinvestment Act (the “CRA”), which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Cybersecurity

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank.  In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Company and the Bank.

Incentive Compensation

The federal banking agencies have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution.  The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward.  The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements.  The comment period for these proposed rules has closed and a final rule has not yet been published.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2019, the Bank was considered “well capitalized.”

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

ITEM 1A.RISK FACTORS

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

We operate in a mixed market environment with influences from both rural and urban areas. Because our lending operation is concentrated in localized areas in Virginia and Maryland, we will be affected by the general economic conditions in these markets. Changes in the local economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio, and loan and deposit pricing. A significant decline in general economic conditions caused by inflation, recession, unemployment, pandemic conditions, public health emergencies, or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally, which could negatively affect our financial condition and performance. Although we might not have significant credit exposure to all the businesses in our areas, the downturn in any of these businesses could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

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

In addition, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic

326): Measurement of Credit Losses on Financial Instruments,” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. While this ASU is not effective for us until the fiscal year beginning after December 15, 2022, we expect that the implementation of the CECL model will change our current method of setting an allowance and may result in material changes in our accounting for credit losses on financial instruments. The CECL model may create more volatility in our level of allowance for loan losses. If we are required to materially increase this level for any reason, such increase could adversely affect our business, financial condition, and results of operations.

Our concentration in loans secured by real estate may increase our future credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 81.35% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. These stricter capital requirements were phased-in over a four-year period until they were fully-implemented on January 1, 2019. See “Business − Supervision and Regulation – Capital Requirements” for further information about the requirements.

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

Major U.S. retailers continue to experience data system incursions resulting in the thefts of credit and debit card information, online account information, and other financial data impacting millions of the retailers’ customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including us. Although our systems are not breached in retailer incursions, these events can cause us to reissue a significant number of cards and take other costly steps to avoid significant losses to us and our customers.  In some cases, we may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within our control include internet service providers, electronic mail portal providers, social media portals, distant-server (cloud) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

We may need to raise capital that may not ultimately be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. While we remained “well capitalized” at December 31, 2019, we may need to raise additional capital in the future if we unexpectedly incur losses or due to regulatory mandates. The ability to raise capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we may not be able to raise capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face regulatory challenges.

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

The total amount of our available-for-sale securities portfolio was $187.0 million at December 31, 2019. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

A significant portion of our loan portfolio consists of loans secured by real estate (81.35% at December 31, 2019). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of  a simple error or omission. Additionally, controls can be circumvented by individual acts, by collusion by two or more people and/or by override of the established controls. Accordingly, because of the inherent limitations in our control systems and in human nature, misstatements due to error or fraud may occur and not be detected.

We can give no assurances that our deferred tax asset will not become impaired in the future because it is based on projections of future earnings, which are subject to uncertainty and estimates that may change based on economic conditions.

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2019, we recorded net deferred income tax assets of $4.3 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. The Company does not currently have a valuation allowance; however, due to the uncertainty of estimates and projections, it is possible that we will be required to establish a  valuation allowance in future reporting periods.

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

ITEM 2.PROPERTIES

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

Crofton — 2120 Baldwin Avenue, Crofton, MD 21114

Edgewater — 3062 Solomons Island Road, MD 21037

Rockville — 1101 Nelson Street, Rockville, MD 20850

Rosedale — 1230 Race Road, Rosedale, MD 21237

The Company owns all of the offices listed above, except that it leases its corporate headquarters and the Midlothian–Stonehenge and West Broad Marketplace offices in the Virginia market and the Crofton, Edgewater and Rockville offices in the Maryland market. The Company also has a loan production office in each of Lynchburg, Virginia, and Timonium, Maryland, each of which it leases.

The Company closed its Fairfax (Virginia) branch office on May 31, 2019 and its Cumberland (Virginia) branch office on August 2, 2019.

All of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated needs.

ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company, including its subsidiaries, is a party or of which its property is the subject.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Capital Market under the symbol “ESXB”.

HOLDERS OF RECORD

As of December 31, 2019, there were 1,765 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

DIVIDENDS

The Company recommenced the payment of quarterly cash dividends in 2019.  The payment of dividends is subject to the discretion of the board of directors, and future cash dividend payments to shareholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements and general business conditions.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about common stock that may be issued upon the exercise of options, warrants and rights under the Company’s two stock incentive plans as of December 31, 2019.  There are no outstanding warrants or rights under that plan, and the Company does not have any other plans that provide for the issuance of any options, warrants or rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders 2009 Stock Incentive Plan 2019 Stock Incentive Plan	1,593,750 --	$5.92 --	-- 2,486,331
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	1,593,750	$5.18	2,486,331

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2014, to December 31, 2019, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2014 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

		Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Community Bankers Trust Corporation	100.00	121.49	164.03	184.39	163.35	204.05
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04

PURCHASES OF EQUITY SECURITES BY THE ISSUER

 The Company did not repurchase any of its securities during the year ended December 31, 2019.

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2019 and results of operations for the year ended December 31, 2019 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

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

The Bank also earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products, such as insurance, mortgage loans, annuities, and other wealth management products. Other sources of noninterest income can include gains or losses on securities transactions and income from bank owned life insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and employee benefits, occupancy and equipment costs, data processing expenses, professional fees, transactions involving bank-owned property, and other operational expenses. The provision for loan losses and income taxes may also materially affect net income.

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

The Company’s critical accounting policies are discussed in detail in Note 1 - “Nature of Banking Activities and Significant Accounting Policies” in Item 8 of this Form 10‑K. The following is a summary of the Company’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

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

•

Multifamily loans carry risks associated with the successful operation of the property, general real estate market conditions and economic activity.  In addition to using specific underwriting policies and procedures, the Company manages risk by avoiding concentrations in geographic regions and by diversifying the lending to various unit mixes, tenant profiles and rental rates.

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

OVERVIEW

Total assets increased $38.1 million, or 2.7%, during 2019 to $1.431 billion at December 31, 2019.  Total loans, excluding PCI loans, were $1.058 billion at December 31, 2019, increasing $64.6 million, or 6.5%, from year end 2018.   Total PCI loans were $32.5 million at December 31, 2019 versus $38.3 million at year end 2018.

The Company’s securities portfolio, excluding restricted equity securities, decreased $26.1 million, or 10.5%, since year end 2018, to $222.7 million at December 31, 2019. State, county and municipal bonds, 55.8% of total securities, decreased $20.3 million during the year and totaled $124.3 million at December 31, 2019. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile. The fair value of the AFS portfolio was $187.0 million and $206.7 million at December 31, 2019 and 2018, respectively. The Company had a net unrealized gain of $3.7 million and a net unrealized loss of $792,000 in the AFS portfolio at December 31, 2019 and 2018, respectively.

Interest bearing deposits at December 31, 2019 were $984.9 million, a decrease of $15.0 million, or 1.5%, from December 31, 2018. Time deposits over $250,000 declined by $9.5 million and were $119.5 million at December 31, 2019. Time deposits less than or equal to $250,000 decreased $7.7 million and totaled $477.5 million at December 31, 2019. Money market deposit accounts, $120.8 million at December 31, 2019, decreased by $6.1 million during 2019. Offsetting these decreases to interest bearing deposits was an increase of $4.6 million in NOW accounts and an increase of $3.7 million in savings accounts.

In other funding activity, noninterest bearing deposits were $178.6 million at December 31, 2019 and increased by $13.5 million, or 8.2%, during 2019. Federal funds purchased were $24.4 million at December 31, 2019 and $19.4 million at December 31, 2018. FHLB advances were $68.5 million at December 31, 2019, compared with $59.4 million at December 31, 2018.

Shareholders’ equity was $155.5 million at December 31, 2019, an increase of $18.0 million, or 13.1%, from shareholders’ equity of $137.5 million at December 31, 2018.  Shareholders’ equity to assets was 10.9% at December 31, 2019 compared with 9.9% at December 31, 2018.

RESULTS OF OPERATIONS

Net Income

Net income was $15.7 million for the year ended December 31, 2019 compared with $13.7 million for the same period in 2018. This is an increase of $2.0 million, or 14.7%. Interest and dividend income increased by $6.2 million, or 10.5%, and noninterest income increased by $891,000, or 20.0%. Offsetting these increases to net income were increases of $3.4 million, or 28.5%, in interest expense, $852,000, or 2.4%, in noninterest expense, $325,000 in provision for loan losses and $467,000 in income tax expense. Earnings per share were $0.71 basic and $0.70 fully diluted for 2019 compared with $0.62 basic and $0.61 fully diluted for 2018.

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

Net interest income was $50.0 million for 2019, or an increase of $2.8 million, or 5.9%, when comparing 2018 and 2019.  Net interest income on a tax-equivalent basis was $50.4 million for 2019 compared with $47.8 million for 2018, an increase of $2.6 million. The yield on earning assets was 4.99% for 2019 compared with 4.71% for 2018. Interest and fees on loans of $51.6 million in 2019 was an increase of $5.3 million compared with $46.3 million for 2018.  Interest and fees on PCI loans increased $820,000 over this same time frame. The PCI portfolio contains six separate pools, two of which, due to the uncertain nature of the cash flows, have no carrying value. A $1.1 million payoff occurred in one of those pools, the Acquisition, Development and Construction pool, resulting in the entire payment being interest income.  For 2019 compared with 2018, securities income increased $31,000. On a tax-equivalent basis, the change was a decrease of $124,000. The average balance of tax-exempt securities declined $20.3 million, thus reducing the benefit received on a tax-equivalent basis on these securities. The tax-equivalent yield on the portfolio increased and was 3.23% for 2019 compared with 3.15% for 2018.

Interest expense of $15.5 million represented an increase of $3.4 million, or 28.5%, in 2019 compared with 2018. Average interest bearing liabilities increased $15.1 million, or 1.4%.  However, the cost of interest bearing liabilities increased from 1.13% for 2018 to 1.44% for 2019. Driving this cost increase was growth of $46.3 million, or 8.0%, in the average balance of time deposits, from $581.6 million for 2018 to $627.9 million for 2019. This growth in time deposits, as a result of higher rates that the Company offered, came partly from a shift away from savings and money market accounts, which experienced a decline of $8.8 million in average balances between the comparison periods. Additionally, time deposit growth included a shift out of FHLB and other borrowings, which reflected an average balance decline of $25.3 million, or 27.8%, over the two comparison periods.

Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. The Company’s net interest spread declined from 3.58% for the year ended December 31, 2018 to 3.55% for the same period in 2019. The tax equivalent yield (non-GAAP) on earning assets increased from 4.71% for the year ended December 31, 2018 to 4.99% for the year ended December 31, 2019. The yield on total loans increased from 5.14% for the year ended December 31, 2018 to 5.44% for the year ended December 31, 2019. PCI loan yield rose from 12.85% to 16.99%, and the yield on loans, excluding PCI loans, increased 21 basis points, from 4.82% to 5.03%. The tax-equivalent yield on securities increased from 3.15% for 2018 to 3.23% for 2019, as the Company sold lower yielding securities during the course of 2018 to fund loan demand.

The Company’s total loan to deposit ratio was 93.8% at December 31, 2019 versus 88.6% at December 31, 2018.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,023,861	$51,551	5.03%	$960,978	$46,291	4.82%	$870,258	$40,301	4.63%
PCI loans	35,568	6,042	16.99	40,641	5,222	12.85	47,983	5,733	11.95
Total loans	1,059,429	57,593	5.44	1,001,619	51,513	5.14	918,241	46,034	5.01
Interest bearing bank balances	15,977	391	2.45	13,995	303	2.16	15,618	196	1.26
Federal funds sold	688	14	2.16	242	5	2.03	94	1	1.11
Securities (taxable)	188,531	5,870	3.11	178,086	5,258	2.95	181,476	4,682	2.58
Securities (tax exempt) (1)	55,448	2,001	3.61	75,741	2,737	3.61	85,305	3,639	4.27
Total earning assets	1,320,073	65,869	4.99	1,269,683	59,816	4.71	1,200,734	54,552	4.54
Allowance for loan losses	(8,821)			(9,198)			(9,431)
Non-earning assets	101,590			92,621			89,904
Total assets	$1,412,842			$1,353,106			$1,281,207

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$157,876	346	0.22	$156,541	325	0.21	$139,620	$260	0.19%
Savings and money market	221,817	1,268	0.57	230,637	1,187	0.51	216,149	880	0.41
Time deposits	627,913	12,422	1.98	581,619	8,745	1.50	574,630	6,757	1.18
Total interest bearing deposits	1,007,606	14,036	1.39	968,797	10,257	1.06	930,399	7,897	0.85
Short-term borrowings	4,422	113	2.56	2,856	65	2.28	1,556	25	1.58
FHLB and other borrowings	65,673	1,343	2.04	90,966	1,732	1.90	85,127	1,277	1.50
Total interest bearing liabilities	1,077,701	15,492	1.44	1,062,619	12,054	1.13	1,017,082	9,199	0.90
Noninterest bearing deposits	174,163			155,003			136,674
Other liabilities	13,235			6,219			5,550
Total liabilities	1,265,099			1,223,841			1,159,306
Shareholders’ equity	147,743			129,265			121,901

Total liabilities and shareholders’ equity	$1,412,842			$1,353,106			$1,281,207
Net interest earnings		$50,377			$47,762			$45,353
Interest spread			3.55%			3.58%			3.64%
Net interest margin			3.82%			3.76%			3.78%

Tax equivalent adjustment:
Securities		$420			$576			$1,237

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for each of 2019 and 2018 and 34% for 2017.

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	2019 compared to 2018			2018 compared to 2017
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans, including fees	$3,031	$2,229	$5,260	$4,201	$1,789	$5,990
PCI loans, including fees	(652)	1,472	820	(877)	366	(511)
Interest bearing bank balances and federal funds sold	52	45	97	(18)	129	111
Securities	(288)	319	31	(344)	680	336

Total Earning Assets	2,143	4,065	6,208	2,962	2,964	5,926

Interest Expense:
Demand - interest bearing	3	18	21	32	33	65
Savings and money market	(45)	126	81	59	249	308
Time deposits	694	2,983	3,677	82	1,905	1,987
Total interest-bearing deposits	652	3,127	3,779	173	2,187	2,360

Other borrowed funds	(455)	113	(342)	107	388	495

Total interest-bearing liabilities	197	3,240	3,437	280	2,575	2,855
Net increase in net interest income	$1,946	$825	$2,771	$2,682	$389	$3,071

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

Provision for loan losses for the year ended December 31, 2019 was $325,000, compared with no provision for loan losses for the year ended December 31, 2018.  The provision during 2019 was due to loan growth and an uptick in delinquencies less than 90 days past due and still accruing interest. The Company records a separate provision for loan losses for its loan portfolio and its PCI loan portfolio. There was no provision for the PCI loan portfolio for the years ended December 31, 2019 and 2018.  The absence of a provision during the year ended December 31, 2018 was the direct result of nominal charge-offs and stable asset quality, coupled with the level of loan growth during the period.

The allowance for loan losses, excluding PCI loans, equaled 159.3% of nonaccrual loans at December 31, 2019 compared with 94.6% at December 31, 2018. The ratio of the allowance for loan losses to total loans, excluding PCI loans, was 0.80% at December 31, 2019 compared with 0.90% at December 31, 2018. Net charge-offs were $879,000 in 2019 compared with net recoveries of $14,000 in 2018.

While the PCI loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the acquisition. See the Asset Quality discussion below for further analysis.

Noninterest Income

Noninterest income was $5.4 million for 2019, an increase of $891,000, or 20.0%, compared with $4.5 million for 2018. Service charges and fees, driven by an increase in deposits, were $2.8 million for 2019, an increase of $321,000 compared with the same period in 2018. Other noninterest income was $1.1 million for 2019, an increase of $353,000 versus 2018. The 2019 period benefited from the receipt of life insurance proceeds of $120,000, dividends on an equity investment of $159,000, compared with $30,000 in 2018, and swap fee income of $87,000. Mortgage loan income of $486,000, driven by low interest rates and refinance activity, increased by $167,000 in 2019 compared with the same period in 2018. Gain on securities transactions, net was $235,000 in 2019 compared with $70,000 for 2018. Gain on sale of loans declined by $104,000 in 2019 compared with 2018.

Noninterest Expenses

Noninterest expenses were $35.7 million for 2019, as compared with $34.9 million for 2018.  This is an increase of $852,000, or 2.4%. Other real estate expenses, net increased $605,000 and were $718,000 for 2019, compared with $113,000 for 2018. The major cause for the increase was the payment of $624,000 in past due taxes on a $3.8 million construction and land development loan foreclosure. Occupancy expenses increased $265,000 in 2019 compared with 2018 and were $3.5 million. Data processing fees increased $207,000, or 9.8% and were $2.3 million for 2019. Other operating expenses increased $223,000 and were $6.0 million for 2019. Offsetting these increases, the FDIC assessment decreased $480,000 for 2019 compared with the same period in 2018.

Income Taxes

For the year ended December 31, 2019, income tax expense was $3.6 million compared with $3.1 million for 2018. The effective tax rate was 18.4% for each of the years ended December 31, 2019 and 2018.

Loans

Total loans were $1.091 billion at December 31, 2019, increasing $58.9 million from $1.032 billion at December 31, 2018. Total loans, excluding PCI loans, were $1.058 billion at December 31, 2019 versus $993.7 million at December 31, 2018, an increase of $64.6 million, or 6.5%.  Construction and land development loans increased by the largest dollar amount during 2019, $26.2 million, or 21.7%, and were $146.6 million at December 31, 2019, or 13.9% of total loans. Commercial mortgage loans, the largest category of loans, grew by $17.0 million during 2019 and were $396.9 million at December 31, 2019, or 37.5% of total loans. Multifamily loans grew by $13.4 million during 2019 and were $73.0 million, or 6.9% of total loans. Residential 1 – 4 family loans grew $7.3 million during 2019 and were $223.5 million, or 21.1% of total loans at year end 2019. Commercial loans, 18.1% of total loans, were $191.2 million at December 31, 2019 and grew by $2.5 million during 2019. PCI loans were $32.5 million at December 31, 2019, $5.8 million lower than at year end 2018.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2019
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$223,538	21.12%	$29,465	90.58%	$253,003	23.19%
Commercial	396,858	37.50	490	1.51	397,348	36.42
Construction and land development	146,566	13.85	1,172	3.60	147,738	13.54
Second mortgages	6,639	0.63	1,169	3.59	7,808	0.72
Multifamily	72,978	6.90	232	0.72	73,210	6.71
Agriculture	8,346	0.79	—	—	8,346	0.77
Total real estate loans	854,925	80.79	32,528	100.00	887,453	81.35
Commercial loans	191,183	18.06	—	—	191,183	17.53
Consumer installment loans	11,163	1.05	—	—	11,163	1.02
All other loans	1,052	0.10	—	—	1,052	0.10
Total loans	$1,058,323	100.00%	$32,528	100.00%	$1,090,851	100.00%

	2018
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$216,268	21.77%	$34,240	89.43%	$250,508	24.27%
Commercial	379,904	38.23	746	1.95	380,650	36.89
Construction and land development	120,413	12.12	1,326	3.46	121,739	11.80
Second mortgages	6,778	0.68	1,729	4.52	8,507	0.82
Multifamily	59,557	5.99	244	0.64	59,801	5.79
Agriculture	8,370	0.84	—	—	8,370	0.81
Total real estate loans	791,290	79.63	38,285	100.00	829,575	80.38
Commercial loans	188,722	18.99	—	—	188,722	18.29
Consumer installment loans	12,048	1.21	—	—	12,048	1.17
All other loans	1,645	0.17	—	—	1,645	0.16
Total loans	$993,705	100.00%	$38,285	100.00%	$1,031,990	100.00%

	2017
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$227,542	24.16%	$39,805	89.79%	$267,347	27.10%
Commercial	366,331	38.89	547	1.23	366,878	37.20
Construction and land development	107,814	11.44	1,588	3.58	109,402	11.09
Second mortgages	8,410	0.89	2,136	4.82	10,546	1.07
Multifamily	59,024	6.27	257	0.58	59,281	6.01
Agriculture	7,483	0.79	—	—	7,483	0.76
Total real estate loans	776,604	82.44	44,333	100.00	820,937	83.23
Commercial loans	159,024	16.88	—	—	159,024	16.13
Consumer installment loans	5,169	0.55	—	—	5,169	0.52
All other loans	1,221	0.13	—	—	1,221	0.12
Total loans	$942,018	100.00%	$44,333	100.00%	$986,351	100.00%

	2016
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$207,863	24.86%	$46,623	89.72%	$254,486	28.64%
Commercial	339,804	40.63	649	1.25	340,453	38.33
Construction and land development	98,282	11.75	1,969	3.79	100,251	11.29
Second mortgages	7,911	0.95	2,453	4.72	10,364	1.17
Multifamily	39,084	4.67	270	0.52	39,354	4.43
Agriculture	7,185	0.86	—	—	7,185	0.81
Total real estate loans	700,129	83.72	51,964	100.00	752,093	84.67
Commercial loans	129,300	15.46	—	—	129,300	14.56
Consumer installment loans	5,627	0.67	—	—	5,627	0.63
All other loans	1,243	0.15	—	—	1,243	0.14
Total loans	$836,299	100.00%	$51,964	100.00%	$888,263	100.00%

	2015
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$194,576	25.99%	$52,696	89.38%	$247,272	30.62%
Commercial	317,955	42.47	850	1.44	318,805	39.47
Construction and land development	67,408	9	2,310	3.92	69,718	8.63
Second mortgages	8,378	1.12	2,822	4.79	11,200	1.39
Multifamily	45,389	6.06	277	0.47	45,666	5.65
Agriculture	6,238	0.83	—	—	6,238	0.77
Total real estate loans	639,944	85.47	58,955	100.00	698,899	86.53
Commercial loans	102,507	13.69	—	—	102,507	12.69
Consumer installment loans	4,928	0.66	—	—	4,928	0.61
All other loans	1,345	0.18	—	—	1,345	0.17
Total loans	$748,724	100.00%	$58,955	100.00%	$807,679	100.00%

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2019 (dollars in thousands):

		Construction and
	Commercial	land development
Within 1 year	$73,561	$98,061
Variable Rate
One to Five Years	23,260	26,156
After Five Years	33,005	10,997
Total	56,265	37,153
Fixed Rate
One to Five Years	52,268	11,276
After Five Years	9,089	1,248
Total	61,357	12,524
Total Maturities	$191,183	$147,738

Asset Quality – Assets, Excluding PCI Loans

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2019,  nonperforming assets totaled $10.8 million and net charge-offs were $879,000. Nonperforming assets totaled $10.6 million and net recoveries were $14,000 at December 31, 2018.

Nonperforming loans were $5.3 million at December 31, 2019 compared to $9.5 million at December 31, 2018. The $4.2 million decrease in nonperforming loans since December 31, 2018, was the net result of $5.2 million in additions to nonperforming loans and $9.4 million in reductions. The additions related mainly to two commercial loans totaling $616,000, one multifamily real estate loan of $2.6 million, and one 1-4 family residential mortgage loan of $764,000. Of the $9.4 million in reductions, there was one foreclosure of a construction and land development credit totaling $3.8 million. In addition, there were $1.4 million in charge-offs, $1.6 million in pay-offs, $1.5 million in payments to existing credits, and $1.1 million in loans returned to accruing status during the year.

The following table sets forth selected asset quality data and ratios with respect to assets, excluding PCI loans, at December 31 of the years presented (dollars in thousands):

	2019	2018	2017	2016	2015
Nonaccrual loans	$5,292	$9,500	$9,026	$10,243	$10,670
Loans past due 90 days and accruing interest	946	—	—	—	—
Total nonperforming loans	6,238	9,500	9,026	10,243	10,670
OREO	4,527	1,099	2,791	4,427	5,490
Total nonperforming assets	$10,765	$10,599	$11,817	$14,670	$16,160

Accruing troubled debt restructure loans	$4,593	$8,359	$5,271	$4,653	$4,596

Balances
Specific reserve on impaired loans	584	2,246	959	1,130	1,144
General reserve related to unimpaired loans	7,845	6,737	8,010	8,363	8,415
Total allowance for loan losses	8,429	8,983	8,969	9,493	9,559

Average loans during the year, net of unearned income	1,023,861	960,978	870,258	787,245	687,463

Impaired loans	9,885	17,859	14,297	18,541	15,266
Non-impaired loans	1,048,438	975,846	927,721	817,758	733,476
Total loans, net of unearned income	1,058,323	993,705	942,018	836,299	748,742

Ratios
Allowance for loan losses to loans	0.80%	0.90%	0.95%	1.14%	1.28%
Allowance for loan losses to nonaccrual loans	159.28	94.56	99.37	92.68	89.59
General reserve to non-impaired loans	0.75	0.69	0.86	1.02	1.15
Nonaccrual loans to loans	0.50	0.96	0.96	1.22	1.43
Nonperforming assets to loans and OREO	1.01	1.07	1.25	1.74	2.14
Net charge-offs (recoveries) to average loans	0.09	(0.00)	0.12	0.07	(0.04)

The following table presents the composition of the Company’s nonaccrual loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2019	2018	2017	2016	2015
Mortgage loans on real estate:
Residential 1‑4 family	$1,378	$1,257	$1,962	$2,893	$4,562
Commercial	1,006	2,123	1,498	1,758	1,508
Construction and land development	376	4,571	4,277	5,495	4,509
Second mortgages	—	—	—	—	13
Multifamily	2,463	—	—	—	—
Agriculture	—	—	68	—	—
Total real estate loans	5,223	7,951	7,805	10,146	10,592
Commercial loans	62	1,549	1,214	53	—
Consumer installment loans	7	—	7	44	78
Total loans	$5,292	$9,500	$9,026	$10,243	$10,670

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

The following table indicates the dollar amount of the allowance for loan losses, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2019	2018	2017	2016	2015
Balance, beginning of year	$8,983	$8,969	$9,493	$9,559	$9,267
Loans charged-off:
Commercial	724	45	431	—	3
Real estate	667	216	797	687	1,183
Consumer and other loans	253	220	285	191	174
Total loans charged-off	1,644	481	1,513	878	1,360
Recoveries:
Commercial	184	49	5	11	1,211
Real estate	465	234	282	245	343
Consumer and other loans	116	212	152	106	98
Total recoveries	765	495	439	362	1,652
Net charge-offs (recoveries)	879	(14)	1,074	516	(292)
Provision for loan losses	325	—	550	450	—
Balance, end of year	$8,429	$8,983	$8,969	$9,493	$9,559
Allowance for loan losses to loans	0.80%	0.90%	0.95%	1.14%	1.28%
Net charge-offs (recoveries) to average loans	0.09%	(0.00)%	0.12%	0.07%	(0.04)%
Allowance to nonperforming loans	159.28%	94.57%	99.37%	92.68%	89.59%

During 2019, the Company’s net charge-offs of $879,000 increased $893,000 from net recoveries of $14,000 in the prior year and were primarily centered in commercial loans. Net charge-offs by loan category to total net charge-offs were the following for 2019: 61.4% for commercial loans, 23.0% for real estate loans, and 15.6% for consumer loans.

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

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,980	18.1%	$1,894	19.0%	$1,139	16.9%	$602	15.5%	$631	13.6%
Construction and land development	1,044	13.9	1,161	12.1	1,247	11.4	2,195	11.7	1,298	9.0
Real estate mortgage	5,246	66.9	4,499	67.5	6,423	71.0	5,068	72.0	6,914	76.4
Consumer and other	121	1.1	164	1.4	113	0.7	142	0.8	118	1.0
Unallocated	38	—	1,265	—	47	—	1,486	—	598	—
Total allowance	$8,429	100%	$8,983	100%	$8,969	100%	$9,493	100%	$9,559	100%

The allowance for loan losses for each of the periods presented above includes an amount that could not be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used.  Several factors justified the maintenance of the $1.3 million unallocated component at December 31, 2018. Specifically, at December 31, 2018, in regards to the economic factors, there was significant uncertainty stemming from recent stock market declines and the government shutdown, which ended in early 2019.  The stock market suffered major declines in the fourth quarter of 2018 due to concerns about a slowdown in worldwide growth and an increased probability of recession.  The Company believed the effects of the government shutdown, which had yet to be ultimately determined, could have dampened economic growth and impeded the economy, specifically, as it related to our government contractor customer base of $10.2 million in loans. While there was no direct impact to our government contractor base during 2019, delinquencies increased $573,000, net charge-offs were $879,000 and the Company took a provision of $325,000, all of which contributed to the reduction of the unallocated amount to $38,000 at December 31, 2019.

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

Securities

The Company’s securities portfolio, excluding restricted equity securities, decreased $26.1 million, or 10.5%, since year end 2018, to $222.7 million at December 31, 2019. State, county and municipal bonds, 55.8% of total securities, decreased $20.3 million during the year and totaled $124.3 million at December 31, 2019. Gains on securities transactions, net totaled $235,000 during 2019 compared with $70,000 in 2018. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2019 (dollars in thousands):

	1 Year or Less	1‑5 Years	5‑10 Years	Over 10 Years	Total
U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	$47	$23,208	$1,965	$6,884	$32,104
Fair Value	47	23,122	1,970	6,785	31,924
Weighted Avg Yield	2.33%	2.05%	3.10%	2.44%	2.19%
State, county and municipal(1)
Amortized Cost	14,992	39,680	54,660	11,868	121,200
Fair Value	15,139	40,944	56,865	12,289	125,237
Weighted Avg Yield	3.95%	3.66%	3.49%	3.47%	3.60%
Corporate and other bonds
Amortized Cost	1,499	5,602	9,556	996	17,653
Fair Value	1,512	5,647	9,547	995	17,701
Weighted Avg Yield	3.20%	3.00%	2.96%	2.77%	2.98%
Mortgage Backed securities
Amortized Cost	4,707	18,147	23,992	1,199	48,045
Fair Value	4,702	18,323	24,509	1,206	48,740
Weighted Avg Yield	1.36%	2.42%	2.86%	3.45%	2.56%
Total
Amortized Cost	21,245	86,637	90,173	20,947	219,002
Fair Value	21,400	88,036	92,891	21,275	223,602
Weighted Avg Yield	3.32%	2.93%	3.26%	3.10%	3.12%

(1)	Computed on a tax equivalent basis

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total Securities Available for Sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total Securities Held to Maturity	$35,733	$913	$(13)	$36,633

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$13,460	$—	$(336)	$13,124
U.S. Government agencies	24,689	71	(151)	24,609
State, county and municipal	112,465	1,018	(941)	112,542
Mortgage backed securities	46,877	196	(656)	46,417
Asset backed securities	5,342	73	(4)	5,411
Corporate bonds	4,685	—	(62)	4,623
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$14,963	$—	$(319)	$14,644
U.S. Government agencies	34,757	221	(87)	34,891
State, county and municipal	124,032	2,324	(596)	125,760
Mortgage backed securities	22,536	63	(520)	22,079
Asset backed securities	7,072	173	(24)	7,221
Corporate bonds	251	—	(12)	239
Total Securities Available for Sale	$203,611	$2,781	$(1,558)	$204,834

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(155)	$9,845
State, county and municipal	35,678	922	(33)	36,567
Mortgage backed securities	468	8	—	476
Total Securities Held to Maturity	$46,146	$930	$(188)	$46,888

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. Interest bearing deposits at December 31, 2019 were $984.9 million, a decrease of $15.0 million, or 1.5%, from December 31, 2018. Time deposits less than $100,000 declined by $1.1 million and were $263.6 million at December 31, 2019. Time deposits over $100,000 decreased $16.1 million and totaled $333.3 million at December 31, 2019. Money market deposit accounts, $120.8 million at December 31, 2019, decreased by $6.1 million during 2019. Offsetting these decreases to interest bearing deposits was an increase of $4.6 million in NOW accounts and an increase of $3.7 million in savings accounts. Noninterest bearing deposits were $178.6 million at December 31, 2019 and increased by $13.5 million, or 8.2%, during 2019.

The following table summarizes deposits by product and percent of total deposits for the periods ended December 31 of the years presented (dollars in thousands):

	2019		2018		2017
		% of		% of		% of
	Amount	deposits	Amount	deposits	Amount	deposits

Noninterest bearing	$178,584	15.3%	$165,086	14.2%	$153,028	14.0%
Interest bearing:
NOW	170,532	14.7	165,946	14.2	157,037	14.3
MMDA	120,841	10.4	126,933	10.9	143,363	13.1
Savings	96,570	8.3	92,910	8.0	93,980	8.6
Time deposits less than $100,000	263,619	22.7	264,678	22.7	236,099	21.5
Time deposits $100,000 and over	333,302	28.6	349,422	30.0	312,257	28.5
Total interest bearing deposits	984,864	84.7	999,889	85.8	942,736	86.0
Total deposits	$1,163,448	100.0%	$1,164,975	100.0%	$1,095,764	100.0%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2019 (dollars in thousands):

Within 3 months	$82,910
3‑6 months	73,061
6‑12 months	107,947
over 12 months	69,384
Total	$333,302

Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include overnight borrowings from correspondent banks (federal funds purchased) and funding from the Federal Home Loan Bank (FHLB). The Company classifies all borrowings that will mature within a year from the date on which the Company enters into them as short-term advances. The following information is provided for borrowings balances, rates, and maturities as of December 31 of the years presented (dollars in thousands):

		FHLB Borrowings
	Federal Funds	Short-term	Long-term notes
	Purchased	Advances	payable	Total
As of December 31, 2019
Amount outstanding at year end	$24,437	$20,000	$48,500	$68,500
Maximum month-end outstanding balance	24,437	50,000	48,667
Average outstanding balance during the year	4,422	35,123	26,426
Average interest rate during the year	2.56%	2.45%	1.76%
Average interest rate at year end	2.26%	1.74%	1.45%

		FHLB Borrowings
	Federal Funds	Short-term	Long-term notes
	Purchased	Advances	payable	Total
As of December 31, 2018
Amount outstanding at year end	$19,440	$40,000	$19,447	$59,447
Maximum month-end outstanding balance	20,000	75,500	30,929
Average outstanding balance during the year	2,856	62,138	24,704
Average interest rate during the year	2.28%	1.97%	1.76%
Average interest rate at year end	2.94%	2.53%	1.87%

		FHLB Borrowings
	Federal Funds	Short-term	Long-term notes
	Purchased	Advances	payable	Total
As of December 31, 2017
Amount outstanding at year end	$4,849	$70,500	$30,929	$101,429
Maximum month-end outstanding balance	14,878	101,429	31,296
Average outstanding balance during the year	1,556	53,884	27,083
Average interest rate during the year	1.58%	1.34%	1.37%
Average interest rate at year end	1.85%	1.45%	1.62%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2019 and 2018 was as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Cash and due from banks	$16,976	$18,292
Interest bearing bank deposits	11,708	15,927
Available for sale securities, at fair value, unpledged	157,225	174,842
Total liquid assets	$185,909	$209,061

Deposits and other liabilities	$1,275,361	$1,255,689
Ratio of liquid assets to deposits and other liabilities	14.58%	16.65%

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

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The capital conservation buffer was phased in between January 1, 2016 and January 1, 2019 as follows: 2016 - 0.625%, 2017 – 1.25%, 2018 – 1.875% and 2019 – 2.5%. The Bank had a capital conservation buffer of 5.86% and 5.34% at December 31, 2019 and 2018, respectively, well above the required buffer of 2.5% and 1.875% for 2019 and 2018, respectively.

The following table shows the Bank’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets	$164,783	13.86%	$149,085	13.34%
Tier 1 Capital to risk weighted assets	156,541	13.16%	140,289	12.55%
Common Equity Tier 1 Capital to risk weighted assets	156,541	13.16%	140,289	12.55%
Tier 1 Capital to adjusted average total assets	156,541	11.03%	140,289	10.22%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 19 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2019 and 2018, was 5.45% and 5.19%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

Off-Balance Sheet Arrangements

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2019 and 2018, is as follows (dollars in thousands):'

	December 31, 2019	December 31, 2018
Commitments with off-balance sheet risk:
Commitments to extend credit	$210,086	$204,831
Standby letters of credit	15,155	5,280
Total commitments with off-balance sheet risks	$225,241	$210,111

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $10 million and $30 million at December 31, 2019 and 2018, respectively. The Company recorded a fair value liability of $44,000 and a fair value asset of $253,000 in other assets and other liabilities at December 31, 2019 and 2018, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net gain (loss) was recorded as a component of other comprehensive income (loss) recorded in the Company’s consolidated statements of comprehensive income.

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per common share. The Company paid dividends to shareholders of $2.9 million during the year ended December 31, 2019.  The Company did not pay dividends to shareholders during the years ended December 31, 2018 and 2017. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2019	2018	2017
Return on average assets	1.11%	1.01%	0.56%
Return on average equity	10.63%	10.59%	5.91%
Dividend payout	18.31%	—	—
Leverage	10.46%	9.55%	9.51%

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2019, 2018 and 2017 (dollars in thousands):

	2019		2018		2017
	%	$	%	$	%	$
Change in Yield curve
+400 bp	4.4	2,211	3.8	1,807	4.7	2,132
+300 bp	3.5	1,775	3.1	1,441	3.6	1,637
+200 bp	2.6	1,286	2.3	1,087	2.6	1,185
+100 bp	1.2	605	1.3	623	1.4	632
most likely	—	—	—	—	—	—
‑100 bp	(0.8)	(410)	(1.6)	(758)	(1.2)	(554)
‑200 bp	(1.9)	(975)	(3.2)	(1,515)	(3.9)	(1,782)
‑300 bp	(2.0)	(995)	(5.1)	(2,403)	(4.5)	(2,051)
‑400 bp	(2.0)	(995)	(5.2)	(2,430)	(4.6)	(2,055)

At December 31, 2019, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 4.4%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 2.0%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to factors such as prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change, caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in response to, or in anticipation of, changes in interest rates

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Internal Control over Financial Reporting

We have audited Community Bankers Trust Corporation and its subsidiary's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2020 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 13, 2020

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

(dollars in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$16,976	$18,292
Interest bearing bank deposits	11,708	15,927
Total cash and cash equivalents	28,684	34,219

Securities available for sale, at fair value	186,969	206,726
Securities held to maturity, at cost (fair value of $36,633 and $42,253, respectively)	35,733	42,108
Equity securities, restricted, at cost	8,855	7,800
Total securities	231,557	256,634

Loans held for sale	501	146

Loans	1,058,323	993,705
Purchased credit impaired (PCI) loans	32,528	38,285
Total loans	1,090,851	1,031,990
Allowance for loan losses (loans of $8,429 and $8,983, respectively; PCI loans of $156 and $156, respectively)	(8,585)	(9,139)
Net loans	1,082,266	1,022,851

Bank premises and equipment, net	29,472	31,488
Bank premises and equipment held for sale	1,589	1,252
Right-of-use lease assets	6,472	—
Other real estate owned	4,527	1,099
Bank owned life insurance	29,340	28,834
Other assets	16,432	16,627
Total assets	$1,430,840	$1,393,150

LIABILITIES
Deposits:
Noninterest bearing	$178,584	$165,086
Interest bearing	984,864	999,889
Total deposits	1,163,448	1,164,975

Federal funds purchased	24,437	19,440
Federal Home Loan Bank borrowings	68,500	59,447
Trust preferred capital notes	4,124	4,124
Lease liabilities	6,737	—
Other liabilities	8,115	7,703
Total liabilities	1,275,361	1,255,689

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,422,621 and 22,132,304 shares issued and outstanding, respectively)	224	221
Additional paid in capital	150,728	148,763
Retained earnings (deficit)	2,562	(10,244)
Accumulated other comprehensive income (loss)	1,965	(1,279)
Total shareholders’ equity	155,479	137,461
Total liabilities and shareholders’ equity	$1,430,840	$1,393,150

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(dollars and shares in thousands, except per share data)

	2019	2018
Interest and dividend income
Interest and fees on loans	$51,551	$46,291
Interest and fees on PCI loans	6,042	5,222
Interest on federal funds sold	14	5
Interest on deposits in other banks	391	303
Interest and dividends on securities
Taxable	5,870	5,258
Nontaxable	1,581	2,162
Total interest and dividend income	65,449	59,241
Interest expense
Interest on deposits	14,036	10,257
Interest on borrowed funds	1,456	1,797
Total interest expense	15,492	12,054
Net interest income	49,957	47,187
Provision for loan losses	325	—
Net interest income after provision for loan losses	49,632	47,187
Noninterest income
Service charges and fees	2,831	2,510
Gain on securities transactions, net	235	70
Gain on sale of other loans	14	118
Income on bank owned life insurance	724	735
Mortgage loan income	486	319
Other	1,064	711
Total noninterest income	5,354	4,463
Noninterest expense
Salaries and employee benefits	21,423	21,477
Occupancy expenses	3,453	3,188
Equipment expenses	1,484	1,398
FDIC assessment	296	776
Data processing fees	2,329	2,122
Other real estate expense, net	718	113
Other operating expenses	6,026	5,803
Total noninterest expense	35,729	34,877
Income before income taxes	19,257	16,773
Income tax expense	3,552	3,085
Net income	$15,705	$13,688
Net income per share — basic	$0.71	$0.62
Net income per share — diluted	$0.70	$0.61
Weighted average number of shares outstanding
Basic	22,264	22,103
Diluted	22,531	22,569

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(dollars in thousands)

	2019	2018
Net income	$15,705	$13,688

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Change in unrealized gain (loss) on investment securities	4,727	(1,946)
Tax related to unrealized (gain) loss on investment securities	(1,039)	428
Reclassification adjustment for gain on securities sold	(235)	(70)
Tax related to realized gain on securities sold	52	16
Defined benefit pension plan:
Change in prior service cost	5	5
Change in unrealized (loss) gain on plan assets	(41)	238
Tax related to defined benefit pension plan	7	(52)
Cash flow hedge:
Change in unrealized (loss) gain on cash flow hedge	(297)	76
Tax related to cash flow hedge	65	(17)
Total other comprehensive income (loss)	3,244	(1,322)
Total comprehensive income	$18,949	$12,366

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(dollars and shares in thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance December 31, 2017	22,073	$221	$147,671	$(23,932)	$43	$124,003
Issuance of common stock	18	—	166	—	—	166
Exercise and issuance of employee stock options	41	—	926	—	—	926
Net income	—	—	—	13,688	—	13,688
Other comprehensive loss	—	—	—	—	(1,322)	(1,322)
Balance December 31, 2018	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	27	—	215	—	—	215
Exercise and issuance of employee stock options	264	3	1,750	—	—	1,753
Net income	—	—	—	15,705	—	15,705
Dividends paid on common stock ($0.13 per share)	—	—	—	(2,899)	—	(2,899)
Other comprehensive income	—	—	—	—	3,244	3,244
Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(dollars in thousands)

	December 31, 2019	December 31, 2018
Operating activities:
Net income	$15,705	$13,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,039	1,985
Lease assets amortization	936	—
Stock-based compensation expense	1,075	946
Tax benefit of exercised stock options	(260)	(48)
Amortization of purchased loan premium	311	258
Deferred tax expense	420	772
Provision for loan losses	325	—
Amortization of security premiums and accretion of discounts, net	1,170	1,543
Net gain on sale of securities	(235)	(70)
Net gain on sale and valuation of other real estate owned	(56)	(42)
Net loss on disposal of premises and equipment	7
Net gain on sale of loans	(14)	(118)
Originations of mortgages held for sale	(21,061)	(1,018)
Proceeds from sales of mortgages held for sale	20,706	872
Increase in bank owned life insurance investment	(724)	(735)
Changes in assets and liabilities:
Decrease (increase) in other assets	686	(249)
Increase in accrued expenses and other liabilities	(16)	1,905
Net cash provided by operating activities	21,014	19,689

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	94,371	47,811
Proceeds from calls/maturities/paydowns of held to maturity securities	6,290	3,929
Proceeds from sales of restricted equity securities	1,511	2,005
Purchase of available for sale securities	(70,972)	(53,082)
Purchase of restricted equity securities	(2,566)	(510)
Proceeds from sale of other real estate owned	826	2,129
Net increase in loans	(66,338)	(43,362)
Principal recoveries of loans previously charged off	587	514
Purchase of premises and equipment, net	(367)	(4,527)
Purchase small business investment company fund investment	(2,142)	(945)
Purchase of loans held for investment	—	(8,991)
Proceeds from bank owned life insurance investment	218	—
Proceeds from sale of loans	1,516	5,635
Net cash used in investing activities	(37,066)	(49,394)

Financing activities:
Net (decrease) increase in deposits	(1,527)	69,211
Net increase in federal funds purchased	4,997	14,591
Net decrease in short-term Federal Home Loan Bank borrowings	(20,000)	(30,500)
Proceeds from long-term Federal Home Loan Bank borrowings	40,000	—
Payments on long-term Federal Home Loan Bank borrowings	(10,947)	(11,482)
Proceeds from issuance of common stock	893	146
Cash dividends paid	(2,899)	—
Net cash provided by financing activities	10,517	41,966

Net (decrease) increase in cash and cash equivalents	(5,535)	12,261

Cash and cash equivalents:
Beginning of the period	34,219	21,958
End of the period	$28,684	$34,219

Supplemental disclosures of cash flow information:
Interest paid	$15,465	$11,540
Income taxes paid	3,145	2,198
Transfers of loans to other real estate owned	4,198	396
Transfers of building premises and equipment to held for sale	337	1,252
Right-of-use lease assets in exchange for lease liability	7,408	—

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2019 and 2018. The Company issued subordinated debt to the Trust, which is reflected as a liability on the Company’s consolidated balance sheet.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company has defined cash and cash equivalents as cash and due from banks and interest-bearing bank balances.

Restricted Cash

The Bank is required to maintain a reserve against its deposits in accordance with Regulation D of the Federal Reserve Act. At December 31, 2019 and 2018, the Bank’s levels of vault cash sufficiently covered the reserve requirement.

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

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A significant portion of the loan portfolio is represented by 1‑4 family residential and commercial mortgage loans. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

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

•

Multifamily loans carry risks associated with the successful operation of the property, general real estate market conditions and economic activity. In addition to using specific underwriting policies and procedures, the Company manages risk by avoiding concentrations in geographic regions and by diversifying the lending to various unit mixes, tenant profiles and rental rates.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $4.5 million and $1.1 million in other real estate at December 31, 2019 and 2018, respectively.

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $526,000 and $613,000 for 2019 and 2018, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company had no uncertain tax positions at each of December 31, 2019 and 2018. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2019 or 2018. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as income tax for various states. All years from 2016 through 2019 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Dividends of $2.9 million were declared and paid during the year ended 2019. There were no dividends declared or paid during the year ended 2018.

Stock-Based Compensation

In April 2009, the Company adopted the Community Bankers Trust Corporation 2009 Stock Incentive Plan, which was authorized to issue up to 2,650,000 shares of common stock. The 2009 Plan terminated June 17, 2019. In 2019, the Company adopted the Community Bankers Trust Corporation 2019 Stock Incentive Plan, which is authorized to issue up to 2,500,000 shares of common stock.  See Note 13 for details regarding these plans.

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

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The Company’s cash flow hedge was deemed effective for each of the years ended 2019 and 2018.

Recent Accounting Pronouncements

Adopted in 2019

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) 2016‑02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

For public companies, the guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018‑10, Codification Improvements to Topic 842, Leases and ASU 2018‑11, Leases (Topic 842): Targeted Improvements. Among these amendments is the provision in ASU 2018‑11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company has chosen to apply the new transition method. The effect of adopting this standard on January 1, 2019 was an increase of $7.4 million and $7.6 million in assets and liabilities, respectively, on the Company’s consolidated balance sheet.

In June 2018, the FASB issued ASU 2018‑07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this guidance with no material impact on its consolidated financial statements.

Adopted January 1, 2020

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes, modifies, and adds to existing fair value measurement disclosure requirements.

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

The ASU was effective for all entities in fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The Company chose this early adoption option for the year ended December 31, 2018. The Company adopted the remaining guidance with no material impact on its consolidated financial statements.

Issued But Not Yet Adopted

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13,  Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (PCD assets, currently known as PCI loans).  In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13.  The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information in developing their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

As a smaller reporting company, the Company will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the impact this guidance will have on its accounting, but it expects to recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company has formed an implementation committee and is working with a third-party vendor to build a model which it plans to run parallel with its current model in the months prior to implementation. The Company cannot yet determine the magnitude of the one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations, as the final impact will be dependent, among other things, upon the loan portfolio composition and credit quality at the adoption date, as well as economic conditions, financial models used and forecasts at the time.

In August 2018, the FASB issued ASU 2018‑14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715‑20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plan. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by eliminating the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and adding a requirement to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018‑14 to have a material impact on its consolidated financial statements.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity as of December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total Securities Available for Sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total Securities Held to Maturity	$35,733	$913	$(13)	$36,633

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$13,460	$—	$(336)	$13,124
U.S. Government agencies	24,689	71	(151)	24,609
State, county and municipal	112,465	1,018	(941)	112,542
Mortgage backed securities	46,877	196	(656)	46,417
Asset backed securities	5,342	73	(4)	5,411
Corporate bonds	4,685	—	(62)	4,623
Total Securities Available for Sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total Securities Held to Maturity	$42,108	$419	$(274)	$42,253

The amortized cost and fair value of securities as of December 31, 2019 by final contractual maturity are shown below.  Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,052	$3,076	$18,193	$18,324
Due after one year through five years	25,571	26,172	61,066	61,864
Due after five years through ten years	6,859	7,107	83,314	85,784
Due after ten years	251	278	20,696	20,997
Total securities	$35,733	$36,633	$183,269	$186,969

Proceeds from sales and calls of securities available for sale were $64.6 million and $37.0 million during the years ended December 31, 2019 and 2018, respectively. Gains and losses on the sale of securities are determined using the specific identification method.  Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Gross realized gains	$507	$187
Gross realized losses	(272)	(117)
Net securities gain	$235	$70

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2019 and 2018.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2019 and 2018 were as follows (dollars in thousands):

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	$6,396	$(102)	$8,020	$(117)	$14,416	$(219)
State, county and municipal	7,088	(32)	308	(10)	7,396	(42)
Mortgage backed securities	11,001	(40)	4,287	(73)	15,288	(113)
Asset backed securities	4,861	(74)	625	(8)	5,486	(82)
Corporate bonds	248	(3)	—	—	248	(3)
Total	$29,594	$(251)	$13,240	$(208)	$42,834	$(459)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,988	$(12)	$9,988	$(12)
State, county and municipal	31	—	622	(1)	653	(1)
Total	$31	$—	$10,610	$(13)	$10,641	$(13)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$1,480	$(1)	$11,644	$(335)	$13,124	$(336)
U.S. Government agencies	6,959	(47)	5,155	(104)	12,114	(151)
State, county and municipal	7,918	(81)	34,540	(860)	42,458	(941)
Mortgage backed securities	11,513	(94)	15,811	(562)	27,324	(656)
Asset backed securities	537	(1)	294	(3)	831	(4)
Corporate bonds	3,661	(47)	236	(15)	3,897	(62)
Total	$32,068	$(271)	$67,680	$(1,879)	$99,748	$(2,150)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,790	$(210)	$9,790	$(210)
State, county and municipal	2,452	(20)	3,985	(44)	6,437	(64)
Total	$2,452	$(20)	$13,775	$(254)	$16,227	$(274)

The unrealized losses (impairments) in the investment portfolio at December 31, 2019 and 2018 are generally a result of market fluctuations that occur daily. Interest rates increased consistently across the United States Treasury yield curve during 2018, thereby increasing unrealized losses on securities.  Likewise, these interest rates consistently decreased during 2019, thereby decreasing unrealized losses on the Company’s securities. The unrealized losses are from 66 securities at December 31, 2019. Of those, 59 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Six investment grade asset-backed securities comprised of student loan pools included in corporate obligations and one corporate bond make up the remaining securities with unrealized losses at December 31, 2019. The Company considers the reason for impairment, length of impairment, and intent and ability to hold until the full value is recovered in determining if the impairment is temporary in nature.  Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $47.3 million and $56.0 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $5.8 million and $7.0 million at December 31, 2019 and 2018, respectively, were pledged to secure lines of credit at the Federal Reserve discount window with a lendable collateral value of $5.7 million at December 31, 2019. At each of December 31, 2019 and 2018, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, as of December 31, 2019 and 2018 were comprised of the following (dollars in thousands):

	2019		2018
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$223,538	21.12%	$216,268	21.77%
Commercial	396,858	37.50	379,904	38.23
Construction and land development	146,566	13.85	120,413	12.12
Second mortgages	6,639	0.63	6,778	0.68
Multifamily	72,978	6.90	59,557	5.99
Agriculture	8,346	0.79	8,370	0.84
Total real estate loans	854,925	80.79	791,290	79.63
Commercial loans	191,183	18.06	188,722	18.99
Consumer installment loans	11,163	1.05	12,048	1.21
All other loans	1,052	0.10	1,645	0.17
Total loans	$1,058,323	100.00%	$993,705	100.00%

The Company held $12.7 million and $17.4 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2019 and 2018, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $1.0 million and $1.2 million at December 31, 2019 and 2018, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

At December 31, 2019 and 2018, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of December 31, 2019 and 2018 (dollars in thousands):

	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance	Investment (1)	Balance (2)	Allowance
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,483	$1,850	$—	$1,563	$1,890	$—
Commercial	3,226	3,966	—	3,502	4,176	—
Construction and land development	328	328	—	—	—	—
Multifamily	2,463	2,463	—	2,559	2,559	—
Total real estate loans	7,500	8,607	—	7,624	8,625	—
Subtotal impaired loans with no valuation allowance	7,500	8,607	—	7,624	8,625	—
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,498	1,808	380	2,131	2,538	349
Commercial	378	876	87	1,550	2,034	482
Construction and land development	48	147	11	4,571	5,840	515
Total real estate loans	1,924	2,831	478	8,252	10,412	1,346
Commercial loans	454	460	105	1,983	1,991	900
Consumer installment loans	7	7	1	—	—	—
Subtotal impaired loans with a valuation allowance	2,385	3,298	584	10,235	12,403	2,246
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,981	3,658	380	3,694	4,428	349
Commercial	3,604	4,842	87	5,052	6,210	482
Construction and land development	376	475	11	4,571	5,840	515
Multifamily	2,463	2,463	—	2,559	2,559	—
Total real estate loans	9,424	11,438	478	15,876	19,037	1,346
Commercial loans	454	460	105	1,983	1,991	900
Consumer installment loans	7	7	1	—	—	—
Total impaired loans	$9,885	$11,905	$584	$17,859	$21,028	$2,246

(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowance

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1‑4 family	$3,395	$87	$3,993	$124
Commercial	4,096	145	4,822	164
Construction and land development	2,709	—	4,839	—
Multifamily	2,519	—	1,535	123
Agriculture	—	—	27	—
Total real estate loans	12,719	232	15,216	411
Commercial loans	1,386	16	1,175	19
Consumer installment loans	5	—	3	—
Total impaired loans	$14,110	$248	$16,394	$430

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans as of December 31, 2019 and December 31, 2018 is set forth in the table below (dollars in thousands):

	2019	2018
Nonaccrual loans	$5,292	$9,500
Trouble debt restructure and still accruing	4,593	8,359
Total impaired	$9,885	$17,859

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, estimated interest income of $345,000 and $634,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,308	$—	$1,378	$2,686	$220,852	$223,538
Commercial	552	—	1,006	1,558	395,300	396,858
Construction and land development	166	—	376	542	146,024	146,566
Second mortgages	229	—	—	229	6,410	6,639
Multifamily	—	—	2,463	2,463	70,515	72,978
Agriculture	—	—	—	—	8,346	8,346
Total real estate loans	2,255	—	5,223	7,478	847,447	854,925
Commercial loans	1,085	946	62	2,093	189,090	191,183
Consumer installment loans	41	—	7	48	11,115	11,163
All other loans	—	—	—	—	1,052	1,052
Total loans	$3,381	$946	$5,292	$9,619	$1,048,704	$1,058,323

	December 31, 2018
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$495	$—	$1,257	$1,752	$214,516	$216,268
Commercial	551	—	2,123	2,674	377,230	379,904
Construction and land development	59	—	4,571	4,630	115,783	120,413
Second mortgages	—	—	—	—	6,778	6,778
Multifamily	2,559	—	—	2,559	56,998	59,557
Agriculture	—	—	—	—	8,370	8,370
Total real estate loans	3,664	—	7,951	11,615	779,675	791,290
Commercial loans	80	—	1,549	1,629	187,093	188,722
Consumer installment loans	10	—	—	10	12,038	12,048
All other loans	—	—	—	—	1,645	1,645
Total loans	$3,754	$—	$9,500	$13,254	$980,451	$993,705

Activity in the allowance for loan losses on loans by segment for the years ended December 31, 2019 and 2018 is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	December 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$315	$(178)	$267	$2,685
Commercial	1,810	583	(277)	80	2,196
Construction and land development	1,161	24	(212)	71	1,044
Second mortgages	20	53	—	6	79
Multifamily	371	(164)	—	41	248
Agriculture	17	21	—	—	38
Total real estate loans	5,660	832	(667)	465	6,290
Commercial loans	1,894	626	(724)	184	1,980
Consumer installment loans	152	99	(253)	116	114
All other loans	12	(5)	—	—	7
Unallocated	1,265	(1,227)	—	—	38
Total loans	$8,983	$325	$(1,644)	$765	$8,429

	Year Ended December 31, 2018
		Provision
	December 31, 2017	Allocation	Charge-offs	Recoveries	December 31, 2018
Mortgage loans on real estate:
Residential 1‑4 family	$3,466	$(1,252)	$(89)	$156	$2,281
Commercial	2,423	(647)	—	34	1,810
Construction and land development	1,247	3	(127)	38	1,161
Second mortgages	24	(10)	—	6	20
Multifamily	496	(125)	—	—	371
Agriculture	14	3	—	—	17
Total real estate loans	7,670	(2,028)	(216)	234	5,660
Commercial loans	1,139	751	(45)	49	1,894
Consumer installment loans	110	53	(220)	209	152
All other loans	3	6	—	3	12
Unallocated	47	1,218	—	—	1,265
Total loans	$8,969	$—	$(481)	$495	$8,983

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$380	$2,305	$2,685	$2,981	$220,557	$223,538
Commercial	87	2,109	2,196	3,604	393,254	396,858
Construction and land development	11	1,033	1,044	376	146,190	146,566
Second mortgages	—	79	79	—	6,639	6,639
Multifamily	—	248	248	2,463	70,515	72,978
Agriculture	—	38	38	—	8,346	8,346
Total real estate loans	478	5,812	6,290	9,424	845,501	854,925
Commercial loans	105	1,875	1,980	454	190,729	191,183
Consumer installment loans	1	113	114	7	11,156	11,163
All other loans	—	7	7	—	1,052	1,052
Unallocated	—	38	38	—	—	—
Total loans	$584	$7,845	$8,429	$9,885	$1,048,438	$1,058,323

	December 31, 2018
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$349	$1,932	$2,281	$3,694	$212,574	$216,268
Commercial	482	1,328	1,810	5,052	374,852	379,904
Construction and land development	515	646	1,161	4,571	115,842	120,413
Second mortgages	—	20	20	—	6,778	6,778
Multifamily	—	371	371	2,559	56,998	59,557
Agriculture	—	17	17	—	8,370	8,370
Total real estate loans	1,346	4,314	5,660	15,876	775,414	791,290
Commercial loans	900	994	1,894	1,983	186,739	188,722
Consumer installment loans	—	152	152	—	12,048	12,048
All other loans	—	12	12	—	1,645	1,645
Unallocated	—	1,265	1,265	—	—	—
Total loans	$2,246	$6,737	$8,983	$17,859	$975,846	$993,705

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $12.7 million and $17.4 million at December 31, 2019 and 2018, respectively.

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

The following tables present the composition of loans by credit quality indicator as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$219,210	$2,964	$1,364	$—	$223,538
Commercial	391,251	3,188	2,419	—	396,858
Construction and land development	145,782	408	376	—	146,566
Second mortgages	6,096	543	—	—	6,639
Multifamily	70,515	—	2,463	—	72,978
Agriculture	8,098	248	—	—	8,346
Total real estate loans	840,952	7,351	6,622	—	854,925
Commercial loans	185,123	2,770	3,290	—	191,183
Consumer installment loans	11,140	16	7	—	11,163
All other loans	1,052	—	—	—	1,052
Total loans	$1,038,267	$10,137	$9,919	$—	$1,058,323

	December 31, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$211,832	$3,179	$1,257	$—	$216,268
Commercial	372,745	3,551	3,608	—	379,904
Construction and land development	115,650	192	4,571	—	120,413
Second mortgages	6,686	92	—	—	6,778
Multifamily	56,802	196	2,559	—	59,557
Agriculture	8,312	58	—	—	8,370
Total real estate loans	772,027	7,268	11,995	—	791,290
Commercial loans	184,004	1,798	2,920	—	188,722
Consumer installment loans	12,042	6	—	—	12,048
All other loans	1,645	—	—	—	1,645
Total loans	$969,718	$9,072	$14,915	$—	$993,705

In accordance with FASB ASU 2011‑02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 24 and 25 loans that met the definition of a TDR at December 31, 2019 and 2018, respectively.

The Company had no loan modifications considered to be TDRs during the year ended December 31, 2019. During the year ended December 31, 2018, the Company modified one multifamily loan, one commercial real estate loan, and one commercial loan that were considered to be TDRs, which had total pre- and post-modification balances of $2.6 million, $126,000, and $233,000 respectively. The Company restructured the terms for the multifamily and commercial loans to interest only payments for six  months and extended the maturity for the commercial real estate loan.

A loan is considered to be in default if it is 90 days or more past due. During the year ended December 31, 2019, one loan defaulted that had been restructured during the previous 12 months prior to the default. This multifamily real estate loan had a recorded investment of $2.5 million. During the year ended December 31, 2018, the Company had no loans that went into default that had been restructured in the 12 month period prior to the time of default.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310‑10‑35, Receivables, Subsequent Measurement.

At December 31, 2019 the Company had 1‑4 family mortgages in the amount of $107.0 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $90.4 million.

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

As of December 31, 2019 and 2018, the outstanding contractual balance of the PCI loans was $53.2 million and $62.2 million, respectively.  The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	2019		2018
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$29,465	90.58%	$34,240	89.43%
Commercial	490	1.51	746	1.95
Construction and land development	1,172	3.60	1,326	3.46
Second mortgages	1,169	3.59	1,729	4.52
Multifamily	232	0.72	244	0.64
Total real estate loans	32,528	100.00	38,285	100.00
Total PCI loans	$32,528	100.00%	$38,285	100.00%

There was no activity in the allowance for loan losses on PCI loans for the year ended December 31, 2019. During the year ended December 31, 2018, the Company recorded charge-offs of $62,000 and recoveries of $18,000 on PCI loans in the residential 1‑4 family loan category.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses as of December 31, 2019 and 2018 (dollars in thousands):

	2019		2018
	Allowance	Recorded	Allowance	Recorded
	for loan	investment in	for loan	investment in
	losses	loans	losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$29,465	$156	$34,240
Commercial	—	490	—	746
Construction and land development	—	1,172	—	1,326
Second mortgages	—	1,169	—	1,729
Multifamily	—	232	—	244
Total real estate loans	156	32,528	156	38,285
Total PCI loans	$156	$32,528	$156	$38,285

The change in the accretable yield balance for the years ended December 31, 2019 and 2018 is as follows (dollars in thousands):

Balance, January 1, 2018	$44,126
Accretion	(5,219)
Reclassification to nonaccretable difference	(800)
Balance, December 31, 2018	$38,107
Accretion	(6,010)
Reclassification from nonaccretable difference	1,369
Balance, December 31, 2019	$33,466

The PCI loans were not classified as nonperforming assets as of December 31, 2019 or 2018, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5.  Bank Premises and Equipment Held for Sale

Bank premises and equipment held for sale includes two buildings relating to branch closures, which are currently listed for sale.  The Prince Street branch in Tappahannock, Virginia closed in 2018. The book value of $552,000 reflects the lower of cost or fair market value at each of December 31, 2019 and 2018. The Cumberland branch in Cumberland, Virginia closed in 2019. The book value of $337,000 reflects the lower of cost or fair market value at December 31, 2019.

Also included in bank premises and equipment held for sale is a piece of land the Company had been holding as a possible future branch site. The Company has decided not to pursue that location and is marketing the property. The book value of $700,000 reflects the lower of cost or fair market value at each of December 31, 2019 and 2018.

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2019	2018
Land	$7,797	$7,991
Land improvements and buildings	21,248	21,405
Leasehold improvements	3,739	3,908
Furniture and equipment	11,652	11,422
Construction in progress	222	65
Total	44,658	44,791
Less accumulated depreciation and amortization	(15,186)	(13,303)
Bank premises and equipment, net	$29,472	$31,488

Depreciation expense was $2.0 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively.

Note 7. Other Real Estate Owned

The following table presents the balances of other real estate owned as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Residential 1‑4 family	$21	$314
Commercial	—	15
Construction and land development	4,506	770
Total other real estate owned	$4,527	$1,099

At December 31, 2019, the Company had $455,000 in residential 1‑4 family loans and PCI loans that were in the process of foreclosure.

Note 8.  Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018

NOW	$170,532	$165,946
MMDA	120,841	126,933
Savings	96,570	92,910
Time deposits less than or equal to $250,000	477,461	485,155
Time deposits over $250,000	119,460	128,945
Total interest bearing deposits	$984,864	$999,889

The scheduled maturities of time deposits at December 31, 2019 are as follows (dollars in thousands):

2020	$470,281
2021	74,490
2022	25,941
2023	13,143
2024	13,066
Total	$596,921

Brokered deposits totaled $11.6 million and $16.4 million at December 31, 2019 and 2018, respectively.

Note 9.  Borrowings

The Company uses borrowings in conjunction with deposits to fund lending and investing activities. Borrowings include overnight borrowings from correspondent banks (federal funds purchased) and funding from the Federal Home Loan Bank (FHLB). The Company classifies all borrowings that will mature within a year from the date on which the company enters into them as short-term advances.

The following table presents the Company’s borrowings as of December 31, 2019 and 2018 (dollars in thousands):

	2019	2018

Federal funds purchased	$24,437	$19,440

FHLB:
Short-term advances	$20,000	$40,000
Long-term notes payable	48,500	19,447
Total	$68,500	$59,447

The average interest rate of federal funds purchased during the years ended December 31, 2019 and 2018 was 2.56% and 2.28%, respectively.

The Company has an available line of credit with the FHLB of Atlanta which allows the Company to borrow on a collateralized basis.  As of December 31, 2019, the Company had residential 1‑4 family mortgages in the amount of $107.0 million pledged as collateral to the FHLB for a total borrowing capacity of $90.4 million.  FHLB advances are considered short-term borrowings and are used to manage liquidity as needed.  The average interest rate of FHLB advances during the years ended December 31, 2019 and 2018 was 2.45% and 1.97%, respectively.  Long-term notes payable have interest rates ranging from 0.85% to 2.07%  with maturities ranging from 2022‑2024.  The Company had $0 and $8.3 million in variable LIBOR rate long-term notes payable at December 31, 2019 and 2018, respectively

Maturities of long-term debt at December 31, 2019 are as follows (dollars in thousands):

2022	$28,500
2024	20,000
Total	$48,500

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $55.0 million at December 31, 2019.

Note 10.  Accumulated Other Comprehensive Income (Loss)

The following tables present activity net of tax in accumulated other comprehensive income (loss) (AOCI) for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year ended December 31, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income (loss) before reclassifications	3,688	(33)	(232)	3,423
Amounts reclassified from AOCI	(183)	4	—	(179)
Net current period other comprehensive income (loss)	3,505	(29)	(232)	3,244
Ending balance	$2,887	$(886)	$(36)	$1,965

	Year ended December 31, 2018
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$954	$(1,048)	$137	$43
Other comprehensive (loss) income before reclassifications	(1,518)	188	59	(1,271)
Amounts reclassified from AOCI	(54)	3	—	(51)
Net current period other comprehensive (loss) income	(1,572)	191	59	(1,322)
Ending balance	$(618)	$(857)	$196	$(1,279)

The Company releases the income tax effects included in AOCI when income or loss from the related items has been recognized in earnings.  The following tables present the effects of reclassifications out of AOCI on line items of consolidated income (loss) for the years ended December 31, 2019 and 2018 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Year ended
	2019	2018
Securities available for sale:
Unrealized gains on securities available for sale	$(235)	$(70)	Gain on securities transactions, net
Related tax expense	52	16	Income tax expense
	$(183)	$(54)	Net of tax

Defined benefit plan
Amortization of prior service cost	$5	$5	Salaries and employee benefits
Related tax benefit	(1)	(2)	Income tax expense
	$4	$3	Net of tax
Total reclassifications for the period	$(179)	$(51)

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,852	$1,974
Deferred compensation	762	675
Unrealized loss on available for sale securities	—	174
Pension adjustment	249	242
Purchase accounting adjustment(1)	2,625	3,113
OREO	59	59
Leased assets	1,481	—
Other	185	168
	7,213	6,405
Deferred tax liabilities:
Accrued pension	226	256
Unrealized gain on available for sale securities	813	—
Depreciation premises and equipment	399	408
Lease liabilities	1,422	—
Other	12	67
	2,872	731
Net deferred tax asset	$4,341	$5,674

(1)	Purchase accounting adjustment includes timing differences related to PCI loans, purchased fixed assets, and differences in income recognition on the purchase transactions.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2019	2018
Current tax provision	$3,132	$2,313
Deferred tax expense	420	772
Income tax expense	$3,552	$3,085

The following is a reconciliation of the expected income tax expense (benefit) with the reported expense for each year:

	2019	2018
Statutory federal income tax rate	21%	21%
(Reduction) increase in taxes resulting from:
Municipal interest	(1.5)	(2.5)
Bank owned life insurance income	(0.8)	(0.9)
Stock compensation	(0.4)	0.7
Other, net	0.1	0.1
Effective tax rate	18.4%	18.4%

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

The Company froze the plan benefits for all defined benefit plan participants effective December 31, 2010. Information pertaining to the activity in the plan for the years ended December 31, 2019 and 2018 is as follows (dollars in thousands):

	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,112	$4,560
Interest cost	162	158
Actuarial loss/(gain)	473	(507)
Benefits paid	(635)	(99)
Settlement loss	2	—
Benefit obligation, ending	$4,114	$4,112

Change in Plan Assets
Fair value of plan assets, beginning of year	$4,180	$4,369
Actual return on plan assets	461	(90)
Benefits paid	(635)	(99)
Fair value of plan assets, ending	4,006	4,180
Funded status	$(108)	$68

Amounts Recognized in the Balance Sheet
Other assets	$—	$68
Other liabilities	(108)	—
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss	$1,095	$1,054
Prior service cost	40	45
Deferred tax	(249)	(242)
Total amount recognized	$886	$857
Accumulated benefit obligation	$4,114	$4,112

Components of net periodic cost (income)
Interest cost	$162	$158
Expected return on plan assets	(214)	(238)
Amortization of prior service cost	5	5
Recognized net loss due to settlement	140	—
Recognized net actuarial loss	47	60
Net periodic cost (income)	$140	$(15)

Other changes in plan assets and benefit obligations recognized in other comprehensive income

Net (gain) loss	$41	$(238)
Amortization of prior service cost	(5)	(5)
Total amount recognized	$36	$(243)
Total recognized in net periodic benefit (income) cost and accumulated other comprehensive (loss) income	$176	$(258)

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December 31
	2019	2018
Discount rate used for net periodic pension cost	4.25%	3.50%
Discount rate used to determine obligation	3.25%	4.25%
Expected return on plan assets	5.50%	5.50%

The estimated amounts that will amortize from accumulated other comprehensive income into net periodic benefit cost in 2020 are as follows (dollars in thousands):

Prior service cost	$5
Net loss	49
Total amount recognized	$54

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2019 and 2018 by asset category were as follows:

	2019	2018
Asset Category
Mutual funds — fixed income	74.00%	77.00%
Mutual funds — equity	26.00	23.00
Cash and equivalents	—	—
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 21, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2019 and 2018 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	2019	2018

Cash	$4	$6
Mutual funds:
Fixed income funds	2,956	3,205
International funds	272	269
Large cap funds	364	342
Mid cap funds	137	125
Small cap funds	79	76
Stock fund	194	157
	$4,006	$4,180

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

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2020	$—
Expected Benefit Payments
2020	182
2021	63
2022	125
2023	64
2024	177
2025-2029	2,940

401(k) Plan

The Company maintains the Essex Bank 401(k) plan. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2019 and 2018 were $614,000 and $617,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $110,000 and $204,000 for the years ended December 31, 2019 and 2018, respectively. The associated liabilities related to these agreements were $2.1 million at each of December 31, 2019 and 2018.

In 2016, the Company commenced a non-qualified defined contribution retirement plan for certain key executive officers.  The purpose of the plan is to enhance the retirement benefits that the Company provides to each officer and to recognize each officer for overall performance through additional incentive-based compensation.   The planned contributions were based on the same metrics that the Company used for its annual incentive plan for executive officers.  All contributions were 100% vested as of December 31, 2019.  The expense related to this plan was $444,000 and $343,000 for the years ended December 31, 2019 and 2018, respectively, with an associated liability of $1.6 million and $1.2 million at December 31, 2019 and 2018, respectively.

Note 13. Stock Option Plans

Stock Option Plan

In 2019, the Company adopted the Community Bankers Trust Corporation 2019 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives and other rights that promote and recognize the financial success and growth of the Company.  The Company believes that ownership of company stock will stimulate the efforts of such employees and directors by further aligning their interests with the interest of the Company’s shareholders.  The Plan is to be used to grant restricted stock awards, stock options in the form of incentive stock options and nonstatutory stock options, stock appreciation rights and other stock-based awards to employees and directors of the Company for up to 2,500,000 shares of common stock, all of which may be issued in connection with the exercise of incentive stock options.  Annual grants of stock options are limited to 200,000 shares for each participant, except that each non-employee directors is limited to 20,000 shares.

The exercise price of a stock option cannot be less than 100% of the fair market value of such shares on the date of grant, provided that if the participant owns, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of an incentive stock option shall not be less than 110% of the fair market value of such shares on the date of grant. The option exercise price may be paid in cash or with shares of common stock, or a combination of cash and common stock, if permitted under the participant’s option agreement. The Plan will terminate on May 16, 2029, unless terminated sooner by the Board of Directors.

The Company’s previously adopted 2009 Stock Incentive Plan terminated June 17, 2019.  The 2009 Plan had the same general terms as the newly adopted 2019 Plan.  Outstanding awards under the 2009 Plan will be administered in accordance with their terms under such plan.

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Expected volatility	40%	40%
Expected term (years)	6.25	6.25
Risk free rate	2.66%	2.54%

The expected volatility is an estimate of the volatility of the Company’s share price based on historical performance. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury Zero Coupon implied yield at the time of the grant correlating to the expected term. The expected term is based on the simplified method as provided by the Securities and Exchange Commission Staff Accounting Bulletin No 110 (SAB 110).  In accordance with SAB 110, the Company has chosen to use the simplified method, as minimal historical exercise data exists.

The Company plans to issue new shares of common stock when options are exercised. The Company recognizes forfeitures as they occur.

The Company issues equity grants to non-employee directors as payment for annual retainer fees.  The fair value of these grants was the closing price of the Company’s stock at the grant date.  A summary of these grants for the years ended December 31, 2019 and 2018 is shown in the following table:

	2019		2018
Month	Shares Issued	Fair Value	Shares Issued	Fair Value
March	6,675	8.08	4,670	8.35
June	6,723	7.28	3,552	9.85
July	—	—	616	9.85
September	7,459	7.76	4,741	9.05
December	6,210	8.69	5,192	8.27

The Company granted 279,000 options in 2018 and 322,000 options in 2019 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2019, is shown in the following table:

		Weighted
		Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at beginning of year	1,574,250	$5.18
Granted	322,000	7.70
Forfeited	(32,500)	7.56
Expired	(6,750)	8.37
Exercised	(263,250)	3.39
Outstanding at end of year	1,593,750	5.92	$4,714,405
Options outstanding and exercisable at end of year	886,500	4.56	$3,827,808

Weighted average remaining contractual life for outstanding and exercisable shares at year end	60 months

The weighted average fair value per option of options granted during the year was $3.34 and $3.65 for the years ended December 31, 2019 and 2018, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2019. This amount changes with changes in the market value of the Company’s stock.  The Company received $893,000 and $146,000 in cash related to option exercises with a total intrinsic value of $1.2 million and $220,000 during the years ended December 31, 2019 and 2018, respectively.  A tax benefit in connection with the option exercises of $260,000 and $48,000 was recognized in income tax expense during 2019 and 2018, respectively.

The Company recorded total stock-based compensation expense of $1.1 million and $947,000 for the years ended December 31, 2019 and 2018, respectively.  Of the $1.1 million in expense that was recorded in 2019,  $860,000 related to employee grants and is classified as salaries and employee benefits expense; $215,000 related to the non-employee director grants and is classified as other operating expenses. Of the $947,000 in expense that was recorded in 2018,  $781,000 related to employee grants and is classified as salaries and employee benefits expense; $166,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options outstanding as of December 31, 2019:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value

Non-vested at beginning of the year	695,500	$3.10
Granted	322,000	3.34
Vested	(277,750)	2.82
Forfeited	(32,500)	3.31
Non-vested at end of year	707,250	3.32

The unrecognized compensation expense related to non-vested options was $1.5 million at December 31, 2019 to be recognized over a weighted average period of 29 months.  The total fair market value of shares vested during the years ended December 31, 2019 and 2018 was $782,000 and $593,000, respectively.

Note 14. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments.  The following table presents basic and diluted EPS for the years ended December 31, 2019 and 2018 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the year ended December 31, 2019
Basic EPS	$15,705	22,264	$0.71
Effect of dilutive stock awards	—	267	(0.01)
Diluted EPS	$15,705	22,531	$0.70

For the year ended December 31, 2018
Basic EPS	$13,688	22,103	$0.62
Effect of dilutive stock awards	—	466	(0.01)
Diluted EPS	$13,688	22,569	$0.61

There were no antidilutive exclusions from the computation of diluted earnings per share for the years ended December 31, 2019 and 2018.

Note 15. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. The Bank had an insignificant amount of such loans outstanding at December 31, 2019 and 2018, respectively.

The Bank held deposits of related parties in the amount of $2.5 million and $2.6 million as of December 31, 2019 and 2018, respectively.

Note 16. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $10 million and $30 million at December 31, 2019 and 2018, respectively.  The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $180,000 and $0 of cash pledged as collateral as of December 31, 2019 and 2018, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the years ended 2019 and 2018. The Company recorded a fair value liability of $44,000 and a fair value asset of $253,000 at December 31, 2019 and 2018, respectively.  The net gain (loss)  was recorded as a component of other comprehensive income net of associated tax effects.

Note 17. Concentration of Credit Risk

At December 31, 2019 and 2018, the Company’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 81.35% and 80.38% of the loan portfolio for 2019 and 2018, respectively.

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $9.5 million and $11.0 million at December 31, 2019 and 2018, respectively.

Note 18. Financial Instruments With Off-Balance Sheet Risk

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2019 and 2018, is as follows (dollars in thousands):

	2019	2018
Commitments with off-balance sheet risk:
Commitments to extend credit	$210,086	$204,831
Standby letters of credit	15,155	5,280
Total commitments with off-balance sheet risks	$225,241	$210,111

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2019, based on regulatory guidelines, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

					Required in Order to be
			Required for Capital		Well Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital to risk weighted assets	$164,783	13.86%	$95,137	8.00%	$118,922	10.00
Tier 1 Capital to risk weighted assets	156,541	13.16%	71,353	6.00%	95,137	8.00%
Common Equity Tier 1 Capital to risk weighted assets	156,541	13.16%	53,515	4.50%	77,299	6.50%
Tier 1 Capital to adjusted average total assets	156,541	11.03%	56,750	4.00%	70,937	5.00%

As of December 31, 2018:
Total Capital to risk weighted assets	$149,085	13.34%	$89,409	8.00%	$111,762	10.00%
Tier 1 Capital to risk weighted assets	140,289	12.55%	67,057	6.00%	89,409	8.00%
Common Equity Tier 1 Capital to risk weighted assets	140,289	12.55%	50,292	4.50%	72,645	6.50%
Tier 1 Capital to adjusted average total assets	140,289	10.22%	54,882	4.00%	68,603	5.00%

Under the Basel III regulatory capital framework, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The capital conservation buffer was phased in between January 1, 2016 and January 1, 2019. The Bank had a capital conservation buffer of 5.86% and 5.34% at December 31, 2019 and 2018, respectively, above the required buffer of 2.5% and 1.875% for 2019 and 2018, respectively.

 Note 20. Fair Values of Assets and Liabilities

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2019.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures.  Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis.  The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agencies	21,936	—	21,936	—
State, county and municipal	98,592	10,072	88,520	—
Mortgage backed securities	48,740	1,181	47,559	—
Asset backed securities	11,604	—	11,604	—
Corporate bonds	6,097	—	6,097	—
Total investment securities available for sale	186,969	11,253	175,716	—
Total assets at fair value	$186,969	$11,253	$175,716	$—
Cash flow hedge liability	$44	—	$44	—
Total liabilities at fair value	$44	$—	$44	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$13,124	$1,479	$11,645	$—
U.S. Government agencies	24,609	2,178	22,431	—
State, county and municipal	112,542	2,644	109,898	—
Mortgage backed securities	46,417	3,496	42,921	—
Asset backed securities	5,411	—	5,411	—
Corporate bonds	4,623	—	4,623	—
Total investment securities available for sale	206,726	9,797	196,929	—
Cash flow hedge asset	253	—	253	—
Total assets at fair value	$206,979	$9,797	$197,182	$—
Total liabilities at fair value	$—	$—	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet.  The following tables present assets measured at fair value on a nonrecurring basis for the years ended December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,020	$—	$—	$3,020
Loans held for sale	501	—	501	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,527	—	—	4,527
Total assets at fair value	$9,637	$—	$501	$9,136
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Impaired loans	$9,343	$—	$—	$9,343
Loans held for sale	146	—	146	—
Bank premises and equipment held for sale	1,252	—	—	1,252
Other real estate owned	1,099	—	—	1,099
Total assets at fair value	$11,840	$—	$146	$11,694
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2019 and December 31, 2018, a majority of total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid.  The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. When the fair value of the collateral is based on an observable market price or a current appraised value without further adjustment for unobservable inputs, the Company records the impaired loan within Level 2.

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

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis.  FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  Additionally, in accordance with FASB ASU 2016‑01, which the Company adopted on January 1, 2018 on a prospective basis, the Company uses the exit price notion, rather than the entry price notion, in calculating fair values of financial instruments not measured at fair value on a recurring basis.

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets.  These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$35,733	$36,633	$—	$36,633	$—
Loans, net of allowance	1,049,894	1,041,671	—	—	1,041,671
PCI loans, net of allowance	32,372	38,982	—	—	38,982

Financial liabilities:
Interest bearing deposits	984,864	985,853	—	985,853	—
Borrowings	72,624	72,457	—	72,457	—

	December 31, 2018
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$42,108	$42,253	$—	$42,253	$—
Loans, net of allowance	984,722	978,778	—	—	978,778
PCI loans, net of allowance	38,129	42,674	—	—	42,674

Financial liabilities:
Interest bearing deposits	999,889	997,714	—	997,714	—
Borrowings	63,571	63,393	—	63,393	—

Note 21. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2019 and 2018 was 5.45% and 5.19%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

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

Note 22. Revenue Recognition

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2019 and 2018 (dollars in thousands):

	2019	2018
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,833	$1,646
Interchange and ATM fees	999	864
Brokerage fees and commissions	399	364
Noninterest income (in-scope of Topic 606)	3,231	2,874
Noninterest income (out-of-scope of Topic 606)	2,123	1,589
Total noninterest income	$5,354	$4,463

Note 23. Leases

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842), as it relates to its non-cancellable operating leases and subleases of bank premises.  The guidance was implemented using the modified retrospective transition approach at the date of adoption with no cumulative effect adjustment to opening retained earnings and no material impact on the measurement of operating lease costs.  Prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting policies, resulting in a balance sheet presentation that is not comparable to the prior period in the first year of adoption.   The Company elected the practical expedient package, which allowed it to not reassess (1) whether expired or existing contracts are or contain a lease, (2) the lease classification of expired or existing leases, and (3) the initial direct costs for any existing leases.  The Company also elected the practical expedient to use hindsight in determining the lease term for existing leases, thereby including renewal options that the Company is reasonably certain will be exercised in the lease term.  The adoption of this ASU resulted in the recognition of operating lease assets of $7.4 million and lease liabilities of $7.6 million at January 1, 2019.

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

The following table presents operating lease liabilities at December 31, 2019 (dollars in thousands):

December 31, 2019
Gross lease liability	$9,278
Less: imputed interest	(2,541)
Present value of lease liability	$6,737

The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2019 was 12.0 years and 4.63%, respectively. Maturities of the gross operating lease liability at December 31, 2019 are as follows (dollars in thousands):

2020	$1,231
2021	1,191
2022	600
2023	630
2024	573
Thereafter	5,053
Total of future payments	$9,278

Operating lease costs and sublease rental income for the year ended December 31, 2019 were $1.5 million and $191,000, respectively.  Included in operating lease costs was $138,000 for the year ended December 31, 2019, related to the early termination of an unprofitable branch recognized on June 30, 2019. Rental expense and sublease rental income under operating lease agreements for the year ended December 31, 2018 were $1.4 million and $109,000, respectively.

Note 24. Other Operating Expenses

Other operating expenses totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past two years are stated separately (dollars in thousands).

	2019	2018
Bank franchise tax	$880	$574
Stationery, printing and supplies	625	586
Advertising expense	526	613
Credit expense	617	501
Outside vendor fees	673	631
Other expenses	2,705	2,898
Total other operating expenses	$6,026	$5,803

Note 25. Parent Corporation Only Financial Statements

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2019 and 2018

(dollars in thousands)

	2019	2018
Assets
Cash	$811	$2,324
Other assets	286	252
Investments in subsidiaries	158,506	139,010
Total assets	$159,603	$141,586

Liabilities
Other liabilities	$—	$1
Balances due to non-bank subsidiary	4,124	4,124
Total liabilities	4,124	4,125

Shareholders’ Equity
Common stock (200,000,000 shares authorized $0.01 par value; 22,422,621 and 22,132,304 shares issued and outstanding, respectively)	224	221
Additional paid in capital	150,728	148,763
Retained earnings (deficit)	2,562	(10,244)
Accumulated other comprehensive income (loss)	1,965	(1,279)

Total shareholders’ equity	$155,479	$137,461

Total liabilities and shareholders’ equity	$159,603	$141,586

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(dollars in thousands)

	2019	2018
Income:
Dividends received from subsidiaries	$—	$—
Other operating income	7	8
Total income	7	8

Expenses:
Interest expense	228	217
Management fee paid to subsidiaries	242	186
Stock compensation expense	90	64
Professional and legal expenses	79	59
Other operating expenses	55	51
Total expenses	694	577

Equity in undistributed income of subsidiaries	16,252	14,144
Net income before income taxes	15,565	13,575
Income tax benefit	140	113
Net income	$15,705	$13,688

Comprehensive income	$18,949	$12,366

PARENT COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(dollars in thousands)

	2019	2018
Operating activities:
Net income	$15,705	$13,688
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,075	946
Undistributed equity in income of subsidiary	(16,252)	(14,144)
(Increase) decrease in other assets	(34)	71
Decrease in other liabilities	(1)	(90)

Net cash and cash equivalents provided by operating activities	493	471

Financing activities:
Proceeds from issuance of common stock	893	146
Cash dividends paid	(2,899)	—

Net cash and cash equivalents (used in) provided by financing activities	(2,006)	146

(Decrease) increase in cash and cash equivalents	(1,513)	617
Cash and cash equivalents at beginning of the period	2,324	1,707
Cash and cash equivalents at end of the period	$811	$2,324

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Yount, Hyde & Barbour, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company for the year ended December 31, 2019, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10‑K, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Section 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s  rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

Yount, Hyde & Barbour, P.C., the independent registered public accounting firm that audited the consolidated financial statements of the Company for the year ended December 31, 2019, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report is included in Item 8, “Financial Statements and Supplementary Data”, above under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10‑K covers.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10‑K covers.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10‑K covers.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10‑K covers.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10‑K covers.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

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

4.1	Description of Securities*

10.1	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

10.2

Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2012 (File No. 001-32590)

10.3	Community Bankers Trust Corporation 2019 Stock Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed on September 3, 2019 (File No. 333-233606)

10.4	Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2019 Stock Incentive Plan*

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

101

Interactive Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

*Filed herewith.

(b)	Exhibits. See Item 15(a)3. above
(c)	Financial Statement Schedules. See Item 15(a)2. above

ITEM 16.       FORM 10‑K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION

By:	/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer

Date:  March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rex L. Smith, III Rex L. Smith, III	President and Chief Executive Officer and Director (principal executive officer)	March 13, 2020
/s/ Bruce E. Thomas Bruce E. Thomas	Executive Vice President and Chief Financial Officer (principal financial officer)	March 13, 2020
/s/ Laureen D. Trice Laureen D. Trice	Senior Vice Presidentand Controller (principal accounting officer)	March 13, 2020
/s/ John C. Watkins John C. Watkins	Chairman of the Board	March 13, 2020
/s/ Gerald F. Barber Gerald F. Barber	Director	March 13, 2020
/s/ Richard F. Bozard Richard F. Bozard	Director	March 13, 2020
/s/ Hugh M. Fain, III Hugh M. Fain, III	Director	March 13, 2020
/s/ William E. Hardy William E. Hardy	Director	March 13, 2020
/s/ Gail L. Letts Gail L. Letts	Director	March 13, 2020
/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Director	March 13, 2020
/s/ S. Waite Rawls III S. Waite Rawls III	Director	March 13, 2020
/s/ Oliver L. Way Oliver L. Way	Director	March 13, 2020
/s/ Robin Traywick Williams Robin Traywick Williams	Director	March 13, 2020