Form 10-Q
period 2020-03-31
Community Bankers Trust Corp
filed 2020-05-08
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	ESXB	The NASDAQ Stock Market, LLC

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

At March 31, 2020, there were 22,317,420 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10‑Q

March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019*
ASSETS
Cash and due from banks	$15,406	$16,976
Interest bearing bank deposits	14,960	11,708
Total cash and cash equivalents	30,366	28,684

Securities available for sale, at fair value	202,711	186,969
Securities held to maturity, at cost (fair value of $25,485 and $36,633, respectively)	24,649	35,733
Equity securities, restricted, at cost	8,458	8,855
Total securities	235,818	231,557

Loans held for sale	2,470	501

Loans	1,079,229	1,058,323
Purchased credit impaired (PCI) loans	30,275	32,528
Total loans	1,109,504	1,090,851
Allowance for loan losses (loans of $11,819 and $8,429, respectively; PCI loans of $156 and $156, respectively)	(11,975)	(8,585)
Net loans	1,097,529	1,082,266

Bank premises and equipment, net	29,065	29,472
Bank premises and equipment held for sale	1,589	1,589
Right-of-use lease assets	6,234	6,472
Other real estate owned	4,506	4,527
Bank owned life insurance	29,514	29,340
Other assets	16,449	16,432
Total assets	$1,453,540	$1,430,840

LIABILITIES
Deposits:
Noninterest bearing	$188,327	$178,584
Interest bearing	1,032,731	984,864
Total deposits	1,221,058	1,163,448

Federal funds purchased	—	24,437
Federal Home Loan Bank borrowings	58,333	68,500
Trust preferred capital notes	4,124	4,124
Lease liabilities	6,513	6,737
Other liabilities	8,044	8,115
Total liabilities	1,298,072	1,275,361

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,317,420 and 22,422,621 shares issued and outstanding, respectively)	223	224
Additional paid in capital	150,219	150,728
Retained earnings	2,856	2,562
Accumulated other comprehensive income	2,170	1,965
Total shareholders’ equity	155,468	155,479
Total liabilities and shareholders’ equity	$1,453,540	$1,430,840

*Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2020	March 31, 2019
Interest and dividend income
Interest and fees on loans	$13,086	$12,419
Interest and fees on PCI loans	1,097	1,293
Interest on deposits in other banks	69	96
Interest and dividends on securities
Taxable	1,351	1,522
Nontaxable	343	476
Total interest and dividend income	15,946	15,806
Interest expense
Interest on deposits	3,419	3,234
Interest on borrowed funds	289	447
Total interest expense	3,708	3,681
Net interest income	12,238	12,125
Provision for loan losses	3,300	—
Net interest income after provision for loan losses	8,938	12,125
Noninterest income
Service charges and fees	672	609
Loss on securities transactions, net	(39)	(14)
Gain on sale of other loans	11	—
Income on bank owned life insurance	174	181
Mortgage loan income	221	62
Other	296	176
Total noninterest income	1,335	1,014
Noninterest expense
Salaries and employee benefits	5,152	5,381
Occupancy expenses	827	930
Equipment expenses	372	381
FDIC assessment	125	150
Data processing fees	592	568
Other real estate expense, net	6	(8)
Other operating expenses	1,520	1,438
Total noninterest expense	8,594	8,840
Income before income taxes	1,679	4,299
Income tax expense	264	796
Net income	$1,415	$3,503
Net income per share — basic	$0.06	$0.16
Net income per share — diluted	$0.06	$0.16
Weighted average number of shares outstanding
Basic	22,400	22,141
Diluted	22,591	22,430

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
Net income	$1,415	$3,503

Other comprehensive income:
Unrealized gain on investment securities:
Change in unrealized gain on investment securities	782	2,204
Tax related to unrealized gain on investment securities	(172)	(485)
Reclassification adjustment for loss on securities sold	39	14
Tax related to realized loss on securities sold	(9)	(3)
Cash flow hedge:
Change in unrealized loss on cash flow hedge	(557)	(94)
Tax related to cash flow hedge	122	20
Total other comprehensive income	205	1,656
Total comprehensive income	$1,620	$5,159

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars and shares in thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance January 1, 2019	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	6	—	54	—	—	54
Exercise and issuance of employee stock options	31	1	298	—	—	299
Net income	—	—	—	3,503	—	3,503
Dividends paid on common stock	—	—	—	(665)	—	(665)
Other comprehensive income	—	—	—	—	1,656	1,656
Balance March 31, 2019	22,169	$222	$149,115	$(7,406)	$377	$142,308

Balance January 1, 2020	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	6	—	54	—	—	54
Exercise and issuance of employee stock options	4	—	242	—	—	242
Stock purchased under stock repurchase program	(116)	(1)	(805)	—	—	(806)
Net income	—	—	—	1,415	—	1,415
Dividends paid on common stock	—	—	—	(1,121)	—	(1,121)
Other comprehensive income	—	—	—	—	205	205
Balance March 31, 2020	22,317	$223	$150,219	$2,856	$2,170	$155,468

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands)

	March 31, 2020	March 31, 2019
Operating activities:
Net income	$1,415	$3,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	483	545
Leased asset amortization	238	231
Stock-based compensation expense	285	266
Tax benefit of exercised stock options	(6)	(31)
Amortization of purchased loan premium	160	60
Provision for loan losses	3,300	—
Amortization of security premiums and accretion of discounts, net	233	281
Net loss on sale of securities	39	14
Net gain on sale and valuation of other real estate owned	(6)	(50)
Net gain on sale of loans	(11)	—
Originations of mortgages held for sale	(8,668)	(1,976)
Proceeds from sales of mortgages held for sale	6,699	1,726
Increase in bank owned life insurance investment	(174)	(181)
Changes in assets and liabilities:
Decrease (increase) in other assets	174	(366)
Decrease in accrued expenses and other liabilities	(846)	(58)
Net cash provided by operating activities	3,315	3,964

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	9,893	19,264
Proceeds from calls/maturities/paydowns of held to maturity securities	11,065	626
Proceeds from sales of restricted equity securities	1,700	—
Purchase of available for sale securities	(25,069)	(10,682)
Purchase of restricted equity securities	(1,302)	(626)
Proceeds from sale of other real estate owned	27	316
Net increase in loans	(19,527)	(4,351)
Principal recoveries of loans previously charged off	184	77
Purchase of premises and equipment, net	(76)	(199)
Purchase small business investment company fund investment	(250)	(262)
Proceeds from sale of loans	632	705
Net cash (used in) provided by investing activities	(22,723)	4,868

Financing activities:
Net increase in deposits	57,610	3,148
Net decrease in federal funds purchased	(24,437)	(19,440)
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(10,000)	10,000
Proceeds from long-term Federal Home Loan Bank borrowings	40,000	—
Payments on long-term Federal Home Loan Bank borrowings	(40,167)	(375)
Proceeds from issuance of common stock	11	87
Cash dividends paid	(1,121)	(665)
Repurchase of common stock	(806)	—
Net cash provided by (used in) financing activities	21,090	(7,245)

Net increase in cash and cash equivalents	1,682	1,587

Cash and cash equivalents:
Beginning of the period	28,684	34,219
End of the period	$30,366	$35,806

Supplemental disclosures of cash flow information:
Interest paid	$3,689	$3,512
Income taxes paid	—	439
Transfers of loans to other real estate owned	—	392
Right-of-use lease assets in exchange for lease liability	—	7,408

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2020, the statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2020. Results for the three month period ended March 31 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Accounting Developments

 In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (the “agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the coronavirus (COVID-19) pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the impact of COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments as of December 31, 2019. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, due to the uncertainties regarding the economic effects of COVID-19, this impact cannot be quantified at this time.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$7,497	$3	$—	$7,500
U.S. Government agencies	21,452	67	(715)	20,804
State, county and municipal	98,168	4,120	(99)	102,189
Mortgage backed securities	45,118	1,959	(80)	46,997
Asset backed securities	13,568	4	(646)	12,926
Corporate bonds	12,388	35	(128)	12,295
Total Securities Available for Sale	$198,191	$6,188	$(1,668)	$202,711

Securities Held to Maturity
State, county and municipal	$24,649	$847	$(11)	$25,485
Total Securities Held to Maturity	$24,649	$847	$(11)	$25,485

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total Securities Available for Sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total Securities Held to Maturity	$35,733	$913	$(13)	$36,633

The amortized cost and fair value of securities at March 31, 2020 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,727	$2,727	$25,502	$25,665
Due after one year through five years	15,442	16,012	68,115	69,161
Due after five years through ten years	6,229	6,463	83,115	86,513
Due after ten years	251	283	21,459	21,372
Total securities	$24,649	$25,485	$198,191	$202,711

Proceeds from sales and calls of securities were $6.2 million and $16.8 million during the three months ended March 31, 2020 and 2019, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Gross realized gains	$29	$53
Gross realized losses	(68)	(67)
Net securities loss	$(39)	$(14)

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2020 and 2019.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	$6,628	$(380)	$6,155	$(335)	$12,783	$(715)
State, county and municipal	5,834	(88)	306	(11)	6,140	(99)
Mortgage backed securities	8,977	(79)	437	(1)	9,414	(80)
Asset backed securities	9,675	(635)	599	(11)	10,274	(646)
Corporate bonds	10,512	(128)	—	—	10,512	(128)
Total	$41,626	$(1,310)	$7,497	$(358)	$49,123	$(1,668)

Securities Held to Maturity
State, county and municipal	$1,765	$(11)	$—	$—	$1,765	$(11)
Total	$1,765	$(11)	$—	$—	$1,765	$(11)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	$6,396	$(102)	$8,020	$(117)	$14,416	$(219)
State, county and municipal	7,088	(32)	308	(10)	7,396	(42)
Mortgage backed securities	11,001	(40)	4,287	(73)	15,288	(113)
Asset backed securities	4,861	(74)	625	(8)	5,486	(82)
Corporate bonds	248	(3)	—	—	248	(3)
Total	$29,594	$(251)	$13,240	$(208)	$42,834	$(459)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,988	$(12)	$9,988	$(12)
State, county and municipal	31	—	622	(1)	653	(1)
Total	$31	$—	$10,610	$(13)	$10,641	$(13)

The unrealized losses (impairments) in the investment portfolio at March 31, 2020 and December 31, 2019 are generally a result of market fluctuations of interest rates that occur daily. A lack of liquidity in the bond market at March 31, 2020 caused market values to decline, thereby increasing unrealized losses.  The unrealized losses are from 65 securities at March 31, 2020. Of those, 43 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Ten investment grade asset-backed securities comprised of student loan pools included in corporate obligations and 12 corporate bonds make up the remaining securities with unrealized losses at March 31, 2020. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $46.1 million and $47.3 million at March 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $5.5 million and $5.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of March 31, 2020 and December 31, 2019, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at March 31, 2020 and December 31, 2019 were comprised of the following (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$219,735	20.36%	$223,538	21.12%
Commercial	410,438	38.03	396,858	37.50
Construction and land development	149,833	13.88	146,566	13.85
Second mortgages	5,954	0.55	6,639	0.63
Multifamily	76,206	7.06	72,978	6.90
Agriculture	7,038	0.65	8,346	0.79
Total real estate loans	869,204	80.53	854,925	80.79
Commercial loans	198,544	18.40	191,183	18.06
Consumer installment loans	10,446	0.97	11,163	1.05
All other loans	1,035	0.10	1,052	0.10
Total loans	$1,079,229	100.00%	$1,058,323	100.00%

The Company held $12.1  million and $12.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2020 and December 31, 2019, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $974,000 and $1.0 million at March 31, 2020 and December 31, 2019, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

At March 31, 2020 and December 31, 2019, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with FASB ASC 310.

The following table summarizes information related to impaired loans as of and for the three months ended March 31, 2020 (dollars in thousands):

				Three months ended
	March 31, 2020			March 31, 2020
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,160	$1,485	$—	$1,322	$10
Commercial	3,132	3,835	—	3,179	34
Construction and land development	328	328	—	328	—
Multifamily	—	—	—	1,231	—
Total real estate loans	4,620	5,648	—	6,060	44
Subtotal impaired loans with no valuation allowance	4,620	5,648	—	6,060	44
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,883	2,286	490	1,690	11
Commercial	97	559	24	238	2
Construction and land development	1,450	1,551	136	749	—
Total real estate loans	3,430	4,396	650	2,677	13
Commercial loans	1,629	1,629	909	1,042	4
Consumer installment loans	10	10	3	9	—
Subtotal impaired loans with a valuation allowance	5,069	6,035	1,562	3,728	17
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,043	3,771	490	3,012	21
Commercial	3,229	4,394	24	3,417	36
Construction and land development	1,778	1,879	136	1,077	—
Multifamily	—	—	—	1,231	—
Total real estate loans	8,050	10,044	650	8,737	57
Commercial loans	1,629	1,629	909	1,042	4
Consumer installment loans	10	10	3	9	—
Total impaired loans	$9,689	$11,683	$1,562	$9,788	$61

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2019 and for the three months ended March 31, 2019 (dollars in thousands):

				Three months ended
	December 31, 2019			March 31, 2019
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,483	$1,850	$—	$1,555	$11
Commercial	3,226	3,966	—	3,435	35
Construction and land development	328	328	—	—	—
Multifamily	2,463	2,463	—	2,555	—
Total real estate loans	7,500	8,607	—	7,545	46
Subtotal impaired loans with no valuation allowance	7,500	8,607	—	7,545	46
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,498	1,808	380	2,067	20
Commercial	378	876	87	1,143	4
Construction and land development	48	147	11	4,336	—
Total real estate loans	1,924	2,831	478	7,546	24
Commercial loans	454	460	105	2,157	9
Consumer installment loans	7	7	1	3	—
Subtotal impaired loans with a valuation allowance	2,385	3,298	584	9,706	33
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,981	3,658	380	3,622	31
Commercial	3,604	4,842	87	4,578	39
Construction and land development	376	475	11	4,336	—
Multifamily	2,463	2,463	—	2,555	—
Total real estate loans	9,424	11,438	478	15,091	70
Commercial loans	454	460	105	2,157	9
Consumer installment loans	7	7	1	3	—
Total impaired loans	$9,885	$11,905	$584	$17,251	$79

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2020 and December 31, 2019, is set forth in the table below (dollars in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual loans	$5,172	$5,292
Trouble debt restructure and still accruing	4,517	4,593
Total impaired	$9,689	$9,885

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, estimated interest income of $97,000 and $223,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,268	$—	$1,456	$2,724	$217,011	$219,735
Commercial	1,689	—	657	2,346	408,092	410,438
Construction and land development	—	—	1,778	1,778	148,055	149,833
Second mortgages	459	—	—	459	5,495	5,954
Multifamily	—	—	—	—	76,206	76,206
Agriculture	—	—	—	—	7,038	7,038
Total real estate loans	3,416	—	3,891	7,307	861,897	869,204
Commercial loans	731	—	1,270	2,001	196,543	198,544
Consumer installment loans	27	—	11	38	10,408	10,446
All other loans	—	—	—	—	1,035	1,035
Total loans	$4,174	$—	$5,172	$9,346	$1,069,883	$1,079,229

	December 31, 2019
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,308	$—	$1,378	$2,686	$220,852	$223,538
Commercial	552	—	1,006	1,558	395,300	396,858
Construction and land development	166	—	376	542	146,024	146,566
Second mortgages	229	—	—	229	6,410	6,639
Multifamily	—	—	2,463	2,463	70,515	72,978
Agriculture	—	—	—	—	8,346	8,346
Total real estate loans	2,255	—	5,223	7,478	847,447	854,925
Commercial loans	1,085	946	62	2,093	189,090	191,183
Consumer installment loans	41	—	7	48	11,115	11,163
All other loans	—	—	—	—	1,052	1,052
Total loans	$3,381	$946	$5,292	$9,619	$1,048,704	$1,058,323

Activity in the allowance for loan losses on loans by segment for the three months ended March 31, 2020 and 2019 is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	March 31, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$234	$—	$16	$2,935
Commercial	2,196	2,000	—	44	4,240
Construction and land development	1,044	227	—	83	1,354
Second mortgages	79	(10)	—	1	70
Multifamily	248	19	—	—	267
Agriculture	38	7	—	—	45
Total real estate loans	6,290	2,477	—	144	8,911
Commercial loans	1,980	582	(19)	3	2,546
Consumer installment loans	114	35	(75)	37	111
All other loans	7	1	—	—	8
Unallocated	38	205	—	—	243
Total loans	$8,429	$3,300	$(94)	$184	$11,819

	Three Months Ended March 31, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	March 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$855	$—	$203	$3,339
Commercial	1,810	(32)	(277)	7	1,508
Construction and land development	1,161	43	(12)	18	1,210
Second mortgages	20	40	—	2	62
Multifamily	371	(10)	—	—	361
Agriculture	17	6	—	—	23
Total real estate loans	5,660	902	(289)	230	6,503
Commercial loans	1,894	291	(229)	2	1,958
Consumer installment loans	152	72	(60)	24	188
All other loans	12	(6)	—	—	6
Unallocated	1,265	(1,259)	—	—	6
Total loans	$8,983	$—	$(578)	$256	$8,661

The increase in provision expense reflects the significant increase in commercial real estate and commercial loans classified as special mention due to the possible economic impact COVID-19 may have on these borrowers.  The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$490	$2,445	$2,935	$3,043	$216,692	$219,735
Commercial	24	4,216	4,240	3,229	407,209	410,438
Construction and land development	136	1,218	1,354	1,778	148,055	149,833
Second mortgages	—	70	70	—	5,954	5,954
Multifamily	—	267	267	—	76,206	76,206
Agriculture	—	45	45	—	7,038	7,038
Total real estate loans	650	8,261	8,911	8,050	861,154	869,204
Commercial loans	909	1,637	2,546	1,629	196,915	198,544
Consumer installment loans	3	108	111	10	10,436	10,446
All other loans	—	8	8	—	1,035	1,035
Unallocated	—	243	243	—	—	—
Total loans	$1,562	$10,257	$11,819	$9,689	$1,069,540	$1,079,229

	December 31, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$380	$2,305	$2,685	$2,981	$220,557	$223,538
Commercial	87	2,109	2,196	3,604	393,254	396,858
Construction and land development	11	1,033	1,044	376	146,190	146,566
Second mortgages	—	79	79	—	6,639	6,639
Multifamily	—	248	248	2,463	70,515	72,978
Agriculture	—	38	38	—	8,346	8,346
Total real estate loans	478	5,812	6,290	9,424	845,501	854,925
Commercial loans	105	1,875	1,980	454	190,729	191,183
Consumer installment loans	1	113	114	7	11,156	11,163
All other loans	—	7	7	—	1,052	1,052
Unallocated	—	38	38	—	—	—
Total loans	$584	$7,845	$8,429	$9,885	$1,048,438	$1,058,323

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $12.1 million and $12.7 million at March 31, 2020 and December 31, 2019, respectively.

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

The following tables present the composition of loans by credit quality indicator at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$210,368	$8,135	$1,232	$—	$219,735
Commercial	357,877	50,505	2,056	—	410,438
Construction and land development	143,507	4,548	1,778	—	149,833
Second mortgages	5,257	697	—	—	5,954
Multifamily	76,206	—	—	—	76,206
Agriculture	6,938	100	—	—	7,038
Total real estate loans	800,153	63,985	5,066	—	869,204
Commercial loans	157,026	37,372	4,146	—	198,544
Consumer installment loans	10,414	22	10	—	10,446
All other loans	1,018	17	—	—	1,035
Total loans	$968,611	$101,396	$9,222	$—	$1,079,229

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$219,210	$2,964	$1,364	$—	$223,538
Commercial	391,251	3,188	2,419	—	396,858
Construction and land development	145,782	408	376	—	146,566
Second mortgages	6,096	543	—	—	6,639
Multifamily	70,515	—	2,463	—	72,978
Agriculture	8,098	248	—	—	8,346
Total real estate loans	840,952	7,351	6,622	—	854,925
Commercial loans	185,123	2,770	3,290	—	191,183
Consumer installment loans	11,140	16	7	—	11,163
All other loans	1,052	—	—	—	1,052
Total loans	$1,038,267	$10,137	$9,919	$—	$1,058,323

In accordance with FASB Accounting Standards Update (ASU) 2011‑02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 18 and 25 loans that met the definition of a TDR at March 31, 2020 and 2019, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended March 31, 2020 and 2019.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended March 31, 2020. During the three months ended March 31, 2019, one loan defaulted that had been restructured during the previous 12 months prior to the default. This multifamily real estate loan had a recorded investment of $2.6 million.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310‑10‑35, Receivables, Subsequent Measurement.

At March 31, 2020, the Company had 1‑4 family mortgages in the amount of $102.0 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $86.2 million.

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

As of March 31, 2020 and December 31, 2019, the outstanding contractual balance of the PCI loans was $50.6 million and $53.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$27,283	90.12%	$29,465	90.58%
Commercial	474	1.57	490	1.51
Construction and land development	1,136	3.75	1,172	3.60
Second mortgages	1,157	3.82	1,169	3.59
Multifamily	225	0.74	232	0.72
Total real estate loans	30,275	100.00	32,528	100.00
Total PCI loans	$30,275	100.00%	$32,528	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three months ended March 31, 2020 and 2019.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$27,283	$156	$29,465
Commercial	—	474	—	490
Construction and land development	—	1,136	—	1,172
Second mortgages	—	1,157	—	1,169
Multifamily	—	225	—	232
Total real estate loans	156	30,275	156	32,528
Total PCI loans	$156	$30,275	$156	$32,528

The change in the accretable yield balance for the three months ended March 31, 2020 and the year ended December 31, 2019, is as follows (dollars in thousands):

Balance, January 1, 2019	$38,107
Accretion	(6,010)
Reclassification from nonaccretable difference	1,369
Balance, December 31, 2019	$33,466
Accretion	(1,091)
Reclassification to nonaccretable difference	(509)
Balance, March 31, 2020	$31,866

The PCI loans were not classified as nonperforming assets as of March 31, 2020, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Residential 1‑4 family	$21	$21
Construction and land development	4,485	4,506
Total other real estate owned	$4,506	$4,527

At March 31, 2020, the Company had $434,000 in residential 1‑4 family loans and PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019

Interest bearing checking	$166,163	$—
NOW	—	170,532
MMDA	123,455	120,841
Savings	99,394	96,570
Time deposits less than or equal to $250,000	506,739	477,461
Time deposits over $250,000	136,980	119,460
Total interest bearing deposits	$1,032,731	$984,864

Effective January 1, 2020, the Company re-classified all NOW accounts to interest bearing checking accounts, thereby eliminating the seven days withdrawal notification requirement imposed on NOW accounts.

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	610	—	(435)	175
Amounts reclassified from AOCI	30	—	—	30
Net current period other comprehensive income (loss)	640	—	(435)	205
Ending balance	$3,527	$(886)	$(471)	$2,170

	Three months ended March 31, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income (loss) before reclassifications	1,719	—	(74)	1,645
Amounts reclassified from AOCI	11	—	—	11
Net current period other comprehensive income (loss)	1,730	—	(74)	1,656
Ending balance	$1,112	$(857)	$122	$377

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	March 31, 2020	March 31, 2019
Securities available for sale:
Unrealized loss on securities available for sale	$39	$14	Loss on securities transactions, net
Related tax benefit	(9)	(3)	Income tax expense
	$30	$11	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2020.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$7,500	$—	$7,500	$—
U.S. Government agencies	20,804	1,047	19,757	—
State, county and municipal	102,189	3,573	98,616	—
Mortgage backed securities	46,997	—	46,997	—
Asset backed securities	12,926	2,010	10,916	—
Corporate bonds	12,295	6,365	5,930	—
Total investment securities available for sale	202,711	12,995	189,716	—
Total assets at fair value	$202,711	$12,995	$189,716	$—
Cash flow hedge liability	$601	—	$601	—
Total liabilities at fair value	$601	$—	$601	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Government agencies	$21,936	$—	$21,936	$—
State, county and municipal	98,592	10,072	88,520	—
Mortgage backed securities	48,740	1,181	47,559	—
Asset backed securities	11,604	—	11,604	—
Corporate bonds	6,097	—	6,097	—
Total investment securities available for sale	186,969	11,253	175,716	—
Total assets at fair value	$186,969	$11,253	$175,716	$—
Cash flow hedge liability	44	—	$44	—
Total liabilities at fair value	$44	$—	$44	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$4,341	$—	$—	$4,341
Loans held for sale	2,470	—	2,470	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,506	—	—	4,506
Total assets at fair value	$12,906	$—	$2,470	$10,436
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,020	$—	$—	$3,020
Loans held for sale	501	—	501	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,527	—	—	4,527
Total assets at fair value	$9,637	$—	$501	$9,136
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2020 and December 31, 2019, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10%, market deterioration, and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3.  For the period ended March 31, 2020 and December 31, 2019, weighted average adjustments, calculated based on relative fair value, related to impaired loans were 27.5% and 12.8%, respectively.

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

Other real estate owned

OREO assets are adjusted to fair value less estimated disposal costs upon transfer of the related loans to OREO, establishing a new cost basis. Initial fair value is based on appraised values of the collateral less estimated disposal costs.  Subsequent to the transfer, valuations are periodically performed by management based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and the Company’s ability and intent with regard to continued ownership of the properties. The assets are carried at the lower of carrying value or fair value less estimated disposal costs. The Company may incur additional write-downs of OREO assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions. As such, the Company records OREO as a nonrecurring fair value measurement classified as Level 3.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$24,649	$25,485	$—	$25,485	$—
Loans, net of allowance	1,067,410	1,076,569	—	—	1,076,569
PCI loans, net of allowance	30,119	38,091	—	—	38,091

Financial liabilities:
Interest bearing deposits	1,032,731	1,036,360	—	1,036,360	—
Borrowings	62,457	62,644	—	62,644	—

	December 31, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$35,733	$36,633	$—	$36,633	$—
Loans, net of allowance	1,049,894	1,041,671	—	—	1,041,671
PCI loans, net of allowance	32,372	38,982	—	—	38,982

Financial liabilities:
Interest bearing deposits	984,864	985,853	—	985,853	—
Borrowings	72,624	72,457	—	72,457	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three months ended March 31, 2020 and 2019 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months ended March 31, 2020
Basic EPS	$1,415	22,400	$0.06
Effect of dilutive stock awards	—	191	—
Diluted EPS	$1,415	22,591	$0.06

For the three months ended March 31, 2019
Basic EPS	$3,503	22,141	$0.16
Effect of dilutive stock awards	—	289	—
Diluted EPS	$3,503	22,430	$0.16

Antidilutive shares issuable under awards or options of 568,000 and 585,000 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Interest cost	$33	$40
Expected return on plan assets	(54)	(53)
Amortization of prior service cost	1	1
Recognized net loss due to settlement	—	13
Recognized net actuarial loss	12	12
Net periodic (income) cost	$(8)	$13

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $10 million at each of March 31, 2020 and December 31, 2019. The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had $530,000 and $180,000 of cash pledged as collateral at March 31, 2020 and December 31, 2019, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three month periods ended March 31, 2020 and 2019. The Company recorded a fair value liability of $601,000 and $44,000 in other liabilities at March 31, 2020 and December 31, 2019, respectively. The net losses were recorded as a component of other comprehensive income net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$454	$410
Interchange and ATM fees	218	199
Brokerage fees and commissions	72	96
Noninterest income (in-scope of Topic 606)	744	705
Noninterest income (out-of-scope of Topic 606)	591	309
Total noninterest income	$1,335	$1,014

Note 13. Leases

The Company accounts for leases in accordance with FASB ASU 2016-02, Leases (Topic 842), as it relates to its non-cancellable operating leases and subleases of bank premises.    The Company's leases have lease terms between five years and 20 years, with the longest lease term having an expiration date in 2038. Most of these leases include one or more renewal options for five years or less. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option by considering various economic factors. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability.  The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in a lease is not disclosed.  None of the Company’s current leases contain variable lease payment terms.  The Company accounts for associated non-lease components separately.

The following table presents operating lease liabilities as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019

Gross lease liability	$8,968	$9,278
Less: imputed interest	(2,455)	(2,541)
Present value of lease liability	$6,513	$6,737

The weighted average remaining lease term and weighted average discount rate for operating leases at March 31, 2020 was 12.1 years and 4.66%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2019 was 12.0 years and 4.63%, respectively.

Maturities of the gross operating lease liability at March 31, 2020 are as follows (dollars in thousands):

2020	$921
2021	1,191
2022	600
2023	630
2024	573
Thereafter	5,053
Total of future payments	$8,968

Operating lease costs and sublease rental income for the three months ended March 31, 2020 were $314,000 and $27,000, respectively.  Operating lease costs and sublease rental income for the three months ended March 31, 2019 were $330,000 and $27,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2020 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2020 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

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
•

the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses to them

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Overview

Coming off a strong end to the 2019 year, the Company began the first quarter of 2020 with good momentum but the quarter was disrupted by the coronavirus (COVID-19) pandemic that set off an economic crisis.  Specific events that impacted the Company’s financial results at the end of the first quarter, and will impact future financial results, include government mandated business closures and stay-at-home orders, which have transformed into the highest unemployment rate seen in the Company’s markets.  In addition, unprecedented government stimulus programs and the uncertainties regarding how long the mandates will last have contributed to the unpredictability of the financial impacts that the Company may experience.  The Company is focused on assessing the risks in its loan portfolio and working with our customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

Net income was $1.4 million for the first quarter of 2020, compared with net income of $3.5 million in the first quarter of 2019.  Earnings per common share, basic and fully diluted, were $0.06 per share and $0.16 per share for the three months ended March 31, 2020 and 2019, respectively.

The decrease of $2.1 million, or 59.6%, in net income, for the first quarter of 2020 compared with the first quarter of 2019 was primarily the result of a provision for loan losses of $3.3 million in the first quarter of 2020 to reflect the business and market disruptions with respect to COVID-19. Additional discussion of the provision is presented below. Offsetting the decrease to net income were a decrease of $532,000 in income tax expenses, an increase of $321,000 in noninterest income, a decrease of $246,000 in noninterest expenses and an increase of $113,000 in net interest income.

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

Net interest income increased $113,000, or 0.9%, from the first quarter of 2019 to the first quarter of 2020. Net interest income was $12.2 million in the first quarter of 2020 compared with $12.1 million for the same period in 2019.  Interest and dividend income increased $140,000, or 0.9%, over this time period. Interest and fees on loans increased by $667,000. This increase was mitigated by securities income, which declined $304,000, interest and fees on PCI loans, which declined $196,000, and interest on deposits in other banks, which decreased by $27,000. Interest on PCI loans was $1.1 million in the first quarter of 2020 compared with $1.3 million in the first quarter of 2019.  The average balance of the PCI portfolio declined $6.5 million during the year-over-year comparison period. The increase in interest and fees on loans was generated by an increase of $66.2 million, or 6.6%, in the average balance of loans. A portion of this loan growth was a shift in the mix of earning assets, as securities average balances declined $21.9 million year over year. The average balance of total earning assets increased $40.1 million, or 3.1%, from the first quarter of 2019 to the first quarter of 2020. The yield on earning assets decreased from 4.95% in the first quarter of 2019 to 4.78% in the first quarter of 2020. The yield on earning assets was the culmination of decreases in the yield on loans, from 5.36% in the first quarter of 2019 to 5.19% in the first quarter of 2020, the tax-equivalent yield on securities, from 3.35% in the first quarter of 2019 to 3.08% in the first quarter of 2020, and the yield on interest bearing bank balances, from 2.70% to 1.68% year over year.

Interest expense increased $27,000, or 0.7%, when comparing the first quarter of 2019 and the first quarter of 2020. Interest expense on deposits increased $185,000, or 5.7%, as the average balance of interest bearing deposits increased $20.5 million, or 2.0%. This growth was primarily comprised of an increase of $9.2 million in the average balance of time deposits, which averaged $632.7 million in the first quarter of 2020. Interest-bearing demand deposits increased $12.5 million year over year and were $170.3 million, on average, in the first quarter of 2020. Offsetting these increases was a decrease in the average balance of savings and money market accounts of $1.3 million, to $219.7 million for the first quarter of 2020. The shift in deposit balances increased the cost of interest bearing deposits from 1.31% in the first quarter of 2019 to 1.34% in the first quarter of 2020.

FHLB and other borrowings decreased, on average, $6.4 million year over year, and there was a decrease in the rate paid, from 2.17% in the first quarter of 2019 to 1.58% in the first quarter of 2020. Overall, the Bank’s cost of interest bearing liabilities decreased two basis points, from 1.38% in the first quarter of 2019 to 1.36% in the first quarter of 2020.

The tax-equivalent net interest margin decreased 13 basis points, from 3.81% in the first quarter of 2019 to 3.68% in the first quarter of 2020. Likewise, the interest spread decreased from 3.57% to 3.42% over the same time period.  The decrease in the margin was precipitated by a greater decrease in the yield on earning assets of 17 basis points compared with a decline in the cost of interest bearing liabilities of only two basis points.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2020 and 2019. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended March 31, 2020			Three months ended March 31, 2019
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,065,268	$13,086	4.93%	$999,047	$12,419	5.04%
PCI loans	31,311	1,097	13.87	37,783	1,293	13.69
Total loans	1,096,579	14,183	5.19	1,036,830	13,712	5.36
Interest bearing bank balances	16,455	69	1.68	14,376	96	2.70
Federal funds sold	141	—	1.06	55	—	2.41
Securities (taxable)	182,340	1,351	2.96	186,370	1,522	3.27
Securities (tax exempt) (1)	49,391	435	3.52	67,211	603	3.59
Total earning assets	1,344,906	16,038	4.78	1,304,842	15,933	4.95
Allowance for loan losses	(8,621)			(9,084)
Non-earning assets	105,540			96,770
Total assets	$1,441,825			$1,392,528

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$170,279	94	0.22	$157,773	87	0.22
Savings and money market	219,661	280	0.51	220,945	293	0.54
Time deposits	632,664	3,045	1.93	623,417	2,854	1.86
Total interest bearing deposits	1,022,604	3,419	1.34	1,002,135	3,234	1.31
Short-term borrowings	4,185	23	2.20	6,837	50	2.94
FHLB and other borrowings	66,796	266	1.58	73,214	397	2.17
Total interest bearing liabilities	1,093,585	3,708	1.36	1,082,186	3,681	1.38
Noninterest bearing deposits	175,871			160,496
Other liabilities	14,184			9,974
Total liabilities	1,283,640			1,252,656
Shareholders’ equity	158,185			139,872

Total liabilities and shareholders’ equity	$1,441,825			$1,392,528
Net interest earnings		$12,330			$12,252
Interest spread			3.42%			3.57%
Net interest margin			3.68%			3.81%

Tax equivalent adjustment:
Securities		$92			$127

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was a provision for loan losses on the loan portfolio, excluding PCI loans, of $3.3 million for the first quarter of 2020. This compares with no provision for loan losses in the first quarter of 2019.

The provision recorded in the first quarter of 2020 was due to the heightened risks associated with the loan portfolio that resulted from the economic impact of the rapidly evolving effects of the COVID-19 stay-at-home orders, business shut-downs and increased unemployment. The Company’s lenders reviewed each loan within the portfolio to identify those borrowers that management believed to be possibly impacted by the current state of the economy. Loans identified with increased risk were aggregated by loan type. This analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to the provision for loan losses for the quarter.

Due to the COVID-19 pandemic the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in our geographic territory.  As of March 31, 2020, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Consumer	19.6%
Lessors of commercial properties	15.7
Lessors of residential properties	12.2
Hotels and other lodging	4.8
Medical and care services	4.5
Food service and drinking	2.2
Retail stores	1.3
Personal services	1.0

The Company is working with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  To date, the Company has granted relief in the form of various types of payment concessions, including interest only for up to six months or payment deferrals up to the same time frame for loans with outstanding balances of $141.2 million.  In accordance with current regulatory guidance, none of these loans were deemed to be TDRs, as they were all current under their terms as of December 31, 2019.

The Company is also helping its customers and communities by participating in the Paycheck Protection Program (PPP).  As of May 6, 2020, the Company has successfully received Small Business Administration (SBA) approval for 631 loans totaling $83.1 million, with the median size for all loans made being approximately $42,000.

With respect to the PCI portfolio, due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the first quarter of 2020 or the first quarter of 2019. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net recoveries of $90,000 in the first quarter of 2020, compared with net charge-offs of $322,000 in the first quarter of 2019. Total charge-offs were $94,000 for the first quarter of 2020 compared with $578,000 in the first quarter of 2019. Recoveries of previously charged-off loans were $184,000 for the first quarter of 2020 compared with $256,000 in the first quarter of 2019.

Noninterest Income

Noninterest income of $1.3 million in the first quarter of 2020 was an increase of $321,000, or 31.7%, over the first quarter of 2019. Mortgage loan income increased $159,000, or 256.5%, from $62,000 in the first quarter of 2019 to $221,000 in the first quarter of 2020. Other noninterest income was $296,000 in the first quarter of 2020 compared with $176,000 in the first quarter of 2019. The increase of $120,000 was primarily the result of a $64,000 gain on extinguishment of an FHLB borrowing combined with $90,000 in swap fee income, offset by a $24,000 decrease in brokerage fees and commissions.  Service charges on deposit accounts of $672,000 in the first quarter of 2020 increased by $63,000, or 10.3%, year over year. This increase was primarily the result of an increase of $15.4 million in the average balance of noninterest bearing deposits and $12.5 million in interest-bearing demand deposits. However, the Company expects lower levels of service charge income in the next quarter due to higher levels of waived fees and an overall decrease in transaction volume arising from the economic impact of COVID-19. Offsetting these increases in noninterest income year over year were decreases of $25,000 in losses on securities transactions and $7,000 in income on bank owned life insurance.

Noninterest Expense

Noninterest expenses decreased $246,000, or 2.8%, when comparing the first quarter of 2020 to the same period in 2019. The largest component of the change was a reduction of $229,000 in salaries and employee benefits. During 2019, two branch offices were closed, which in turn reduced the number of full-time equivalent employees in 2020 compared with 2019. These closures also lowered occupancy expenses year over year, which declined $103,000, from $930,000 in the first quarter of 2019 to $827,000 in the first quarter of 2020. The Company expects a significant decrease in salaries and employee benefits in the next quarter as a result of loan cost deferrals related to the over 400 PPP loans processed to date.  FDIC assessment of $125,000 in the first quarter of 2020 was a year-over-year decrease of $25,000. Offsetting these decreases were an increase in other operating expenses of $82,000, an increase of $24,000 in data processing expenses and an increase of $14,000 in other real estate expenses, net.

Income Taxes

Income tax expense was $264,000 for the three months ended March 31, 2020, compared with income tax expense $796,000 for the first quarter of 2019.  The effective tax rate for the first quarter of 2020 was 15.7% compared with 18.5% for the first quarter of 2019.  The decrease in the effective tax rate is a product of a higher percentage of tax free municipal income along with tax credits representing a higher percentage of overall tax expense for the first quarter of 2020.

FINANCIAL CONDITION

General

Total assets increased $22.7 million, or 1.6%, to $1.454 billion at March 31, 2020 when compared to December 31, 2019. Total loans, excluding PCI loans, were $1.079 billion at March 31, 2020, increasing $20.9 million, or 2.0%, from year end 2019. Total PCI loans were $30.3 million at March 31, 2020 versus $32.5 million at December 31, 2019.

Commercial real estate loans, the largest category of loans at $410.4 million, or 38.0% of gross loans outstanding, increased $13.6 million during the first quarter of 2020. Commercial loans grew $7.4 million and were $198.5 million at March 31, 2020. Multifamily loans, totaling $76.2 million, or 7.1% of total loans, increased $3.2 million during the first quarter of 2020. Construction and land development loans, totaling $149.8 million, grew by $3.3 million, or 2.2%. Residential 1 – 4 family loans declined by $3.8 million and ended the period at $219.7 million, or 20.4% of the portfolio. Agriculture loans secured by real estate declined by $1.3 million, or 15.7%, and totaled $7.0 million at March 31, 2020. Consumer installment loans decreased $717,000 during the first quarter of 2020, and second mortgages decreased $685,000 during the period.

The Company’s securities portfolio, excluding restricted equity securities, increased $4.7 million since year end 2019 to $227.4 million at March 31, 2020. U.S. Treasury issues increased by $7.5 million during the first quarter of 2020. Corporate securities increased by $6.2 million during the period, while state, county and municipal securities available for sale increased by $3.6 million. Offsetting these increases was a decrease of $10.0 million in U.S. Government agency securities held to maturity.  Net losses of $39,000 were recognized during the first quarter of 2020 compared with $14,000 in net losses in the first quarter of 2019. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of changes in the fair value of securities available for sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $202.7 million at March 31, 2020 and $187.0 million at December 31, 2019. At March 31, 2020, the Company had a net unrealized gain on the AFS portfolio of $4.5 million compared with a net unrealized gain of $3.7 million at December 31, 2019. Municipal securities comprised 50.4% of the total AFS portfolio at March 31, 2020. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $30.4 million and $28.7 million at March 31, 2020 and December 31, 2019, respectively.  There were federal funds purchased of $24.4 million at December 31, 2019 with no federal funds purchased or sold at March 31, 2020.  Interest bearing bank balances were $15.0 million at March 31, 2020 compared with $11.7 million at December 31, 2019.

Interest bearing deposits at March 31, 2020 were $1.033 billion, an increase of $47.9 million, or 4.9%, from December 31, 2019. Time deposits less than or equal to $250,000 increased by $29.3 million, or 6.1%, during the first quarter of 2020, the largest increase in the deposit categories.  There were also increases of $17.5 million, or 14.7%, in time deposits over $250,000, $2.8 million in savings account balances and $2.6 million in money market deposit accounts. Interest-bearing checking accounts (formerly NOW accounts) declined $4.4 million during the first quarter of 2020 and were the only deposit category to decline. Effective January 1, 2020, the Company re-classified all NOW accounts to interest bearing checking accounts, thereby eliminating the seven days withdrawal notification requirement imposed on NOW accounts.

FHLB advances were $58.3 million at March 31, 2020, compared with $68.5 million at December 31, 2019. The decrease of $10.2 million in FHLB advances and $24.4 million in Federal funds purchased in the first quarter of 2020 was replaced with strong retail deposit growth of $57.6 million.

Shareholders’ equity was $155.5 million at March 31, 2020 and $155.5 million at December 31, 2019. The ratio of shareholders equity to assets was 10.7% at March 31, 2020 and 10.9% at December 31, 2019.  On January 22, 2020, the Company announced a share repurchase program of up to 1,000,000 shares of its common stock. During the first quarter of 2020, the Company repurchased 115,800 shares of common stock at a total cost of $809,000. The Company evaluates the value of the common stock and capital for regulatory purposes when considering repurchases under the program and, as a result, is not currently making any repurchases in the current economic environment.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $9.7 million at March 31, 2020 and net recoveries were $90,000 for the three months ended March 31, 2020. This compares with nonperforming assets of $10.8 million and net charge-offs of $879,000 for the year ended December 31, 2019.

Nonaccrual loans were $5.2 million at March 31, 2020, a $120,000 decrease from $5.3 million at December 31, 2019. The $120,000 decrease in nonaccrual loans since December 31, 2019 was the net result of $3.1 million in additions to nonaccrual loans and $3.2 million in reductions. The increase related mainly to one construction and land development relationship totaling $1.4 million and two commercial loans totaling $1.3 million. With respect to the reductions in nonaccrual loans, $47,000 were payments to existing credits, $22,000 were charge-offs, $3.0 million were paid off, and $159,000 returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 228.5% of nonaccrual loans at March 31, 2020 compared with 159.3% at December 31, 2019. The ratio of nonperforming assets to loans and OREO decreased 12 basis points. The ratio was 0.89% at March 31, 2020 versus 1.01% at December 31, 2019.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2020 and December 31, 2019, total impaired loans, excluding PCI loans, equaled $9.7 million and $9.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual loans	$5,172	$5,292
Loans past due 90 days and accruing interest	—	946
Total nonperforming loans	5,172	6,238
OREO	4,506	4,527
Total nonperforming assets	$9,678	$10,765

Accruing troubled debt restructure loans	$4,517	$4,593

Balances
Specific reserve on impaired loans	1,562	584
General reserve related to unimpaired loans	10,257	7,845
Total allowance for loan losses	11,819	8,429

Average loans during the year, net of unearned income	1,065,268	1,023,861

Impaired loans	9,689	9,885
Non-impaired loans	1,069,540	1,048,438
Total loans, net of unearned income	1,079,229	1,058,323

Ratios
Allowance for loan losses to loans	1.10%	0.80%
Allowance for loan losses to nonaccrual loans	228.52	159.28
General reserve to non-impaired loans	0.96	0.75
Nonaccrual loans to loans	0.48	0.50
Nonperforming assets to loans and OREO	0.89	1.01
Net charge-offs (recoveries) to average loans	(0.01)	0.09

A further breakout of nonaccrual loans, excluding PCI loans, at March 30, 2020 and December 31, 2019 is below (dollars in thousands):

	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$1,456	$1,378
Commercial	657	1,006
Construction and land development	1,778	376
Multifamily	—	2,463
Total real estate loans	3,891	5,223
Commercial loans	1,270	62
Consumer installment loans	11	7
Total loans	$5,172	$5,292

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

Current repurchase activity under the Company’s stock repurchase program was suspended effective April 2, 2020.  The sole reason for this suspension was due to the uncertainties surrounding COVID-19.  The Company continues to place a heightened emphasis on capital and liquidity to safeguard shareholders, its balance sheet and the needs of its customers.

Management believes that the Company possesses strong capital and liquidity. The actions taken with regard to capital and liquidity as a result of the pandemic were put into effect to safeguard these areas of strength.

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

The Bank’s ratio of total risk-based capital was 13.9% at each of March 31, 2020 and December 31, 2019. The tier 1 risk-based capital ratio was 12.9% at March 31, 2020 and 13.2% at December 31, 2019. The Bank’s tier 1 leverage ratio was 10.9% at March 31, 2020 and 11.0% at December 31, 2019. All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.9% at March 31, 2020 and 13.2% at December 31, 2019.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At March 31, 2020, the Bank had a capital conservation buffer of 5.9%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2020 and December 31, 2019 was as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Cash and due from banks	$15,406	$16,976
Interest bearing bank deposits	14,960	11,708
Available for sale securities, at fair value, unpledged	173,170	157,225
Total liquid assets	$203,536	$185,909

Deposits and other liabilities	$1,298,072	$1,275,361
Ratio of liquid assets to deposits and other liabilities	15.68%	14.58%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at March 31, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2020 and December 31, 2019, is as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit	$220,070	$210,086
Standby letters of credit	15,269	15,155
Total commitments with off-balance sheet risks	$235,339	$225,241

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $10 million at each of March 31, 2020 and December 31, 2019.  The Company recorded a fair value liability of $601,000 and $44,000 in other liabilities, at March 31, 2020 and December 31, 2019, respectively.  The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net losses were recorded as a component of other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2020 (dollars in thousands):

	March 31, 2020
	%	$
Change in Yield curve
+400 bp	5.6	2,730
+300 bp	4.0	1,943
+200 bp	2.0	976
+100 bp	0.4	184
most likely	—	—
‑100 bp	0.1	42
‑200 bp	—	(5)
‑300 bp	(0.1)	(33)
‑400 bp	(0.1)	(33)

At March 31, 2020, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 5.6%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 0.1%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting. Furthermore, the Company has seen no effect on internal control over financial reporting related to its change to a mostly remote workforce due to COVID-19.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company, including its subsidiaries, is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There are no material changes to any of the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Part I, Item 1A), other than the addition of the risk factor relating to the COVID-19 pandemic as set forth below.

Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The coronavirus (COVID-19) pandemic, including measures that governmental authorities have taken to manage the public health effects of the pandemic, has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. These measures, together with voluntary changes in consumer behavior, have led to a substantial decrease in economic activity and a dramatic increase in unemployment. We cannot predict at this time the extent to which COVID-19 will continue to negatively affect us. The extent of any continued or future adverse effects of COVID-19 will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, customers and service providers, as well as other market participants, and additional actions taken by governmental authorities and other third parties in response to the pandemic.

We are prioritizing the safety of our customers and employees and have limited our branch activity to drive-through services or in-branch appointments. In addition, most of our employees are working remotely.  If these measures are not effective in serving our customers or affect the productivity of our employees, they may lead to significant disruptions in our business operations.

Many of our third-party service providers have also been, and may further be, affected by the same factors that affect us and that, in turn, increase their own risks of business disruption or may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides.

We are offering varying levels of credit relief to borrowers who are experiencing financial hardships related to COVID-19, including interest only payment concessions and payment deferrals. In addition, we are a certified and qualified SBA lender and are assisting our customers with their applications for the Paycheck Protection Program. These assistance efforts may adversely affect our revenue and results of operations. These government programs are complex, and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. In addition, if these assistance efforts are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.

Certain concentrations where we have credit exposure, including commercial and residential lessors, hotels, medical service providers and restaurants, have experienced significant operational challenges as a result of COVID-19. These negative effects may cause our commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses.

Our earnings and cash flows are dependent to a large degree on net interest income. Net interest income is significantly affected by market rates of interest. Significant reductions to the federal funds rate have led to a decrease in the rates and yields on U.S. Treasury securities. If interest rates are reduced further in response to COVID-19, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates cannot be predicted at this time and depends on future actions that the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to COVID-19, and resulting economic conditions.

The effects of COVID-19 on economic and market conditions have increased demands on our liquidity as we meet our customers’ and clients’ needs. We have suspended repurchases under our stock repurchase program to preserve capital and liquidity in order to support our customers and employees and, although we have no current plans to reduce or suspend our common stock dividend, we will continue to exercise prudent capital management and monitor the business environment.

Governmental authorities have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

Other negative effects of the COVID-19 pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that we will continue to be adversely affected until the pandemic subsides and the economy begins to recover. Further, COVID-19 may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. Even after the pandemic subsides, it is possible that our markets continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 - January 31, 2020	—	$—	—	—
February 1 - February 29, 2020	20,800	8.60	20,800	979,200
March 1 - March 31, 2020	95,000	6.60	95,000	884,200
Total	115,800	$7.60	115,800	884,200

(1) Effective January 22, 2020, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The repurchase program is authorized for a one year period.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a‑14(a)/15d‑14(a) Certification for Chief Executive Officer*
31.2	Rule 13a‑14(a)/15d‑14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10‑Q for the period ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2020

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 8, 2020