Form 10-Q
period 2020-06-30
Community Bankers Trust Corp
filed 2020-08-07
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At June 30, 2020, there were 22,311,357 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(dollars in thousands, except share data)

	June 30, 2020	December 31, 2019 *
ASSETS
Cash and due from banks	$20,530	$16,976
Interest bearing bank deposits	64,796	11,708
Total cash and cash equivalents	85,326	28,684

Securities available for sale, at fair value	226,867	186,969
Securities held to maturity, at cost (fair value of $25,282 and $36,633, respectively)	24,169	35,733
Equity securities, restricted, at cost	8,875	8,855
Total securities	259,911	231,557

Loans held for sale	396	501

Loans	1,165,310	1,058,323
Purchased credit impaired (PCI) loans	29,507	32,528
Total loans	1,194,817	1,090,851
Allowance for loan losses (loans of $12,238 and $8,429, respectively; PCI loans of $156 and $156, respectively)	(12,394)	(8,585)
Net loans	1,182,423	1,082,266

Bank premises and equipment, net	28,713	29,472
Bank premises and equipment held for sale	1,589	1,589
Right-of-use lease assets	5,999	6,472
Other real estate owned	4,486	4,527
Bank owned life insurance	29,687	29,340
Other assets	16,474	16,432
Total assets	$1,615,004	$1,430,840

LIABILITIES
Deposits:
Noninterest bearing	$278,780	$178,584
Interest bearing	1,084,869	984,864
Total deposits	1,363,649	1,163,448

Federal funds purchased	3,268	24,437
Federal Home Loan Bank borrowings	68,167	68,500
Trust preferred capital notes	4,124	4,124
Lease liabilities	6,264	6,737
Other liabilities	8,751	8,115
Total liabilities	1,454,223	1,275,361

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,311,357 and 22,422,621 shares issued and outstanding, respectively)	223	224
Additional paid in capital	150,428	150,728
Retained earnings	5,900	2,562
Accumulated other comprehensive income	4,230	1,965
Total shareholders’ equity	160,781	155,479
Total liabilities and shareholders’ equity	$1,615,004	$1,430,840
*	Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and dividend income
Interest and fees on loans	$13,012	$12,640	$26,098	$25,059
Interest and fees on PCI loans	1,062	1,251	2,159	2,544
Interest on federal funds sold	—	5	—	5
Interest on deposits in other banks	41	117	110	213
Interest and dividends on securities
Taxable	1,287	1,472	2,638	2,994
Nontaxable	349	421	692	897
Total interest and dividend income	15,751	15,906	31,697	31,712
Interest expense
Interest on deposits	3,182	3,589	6,601	6,823
Interest on borrowed funds	209	317	498	764
Total interest expense	3,391	3,906	7,099	7,587
Net interest income	12,360	12,000	24,598	24,125
Provision for loan losses	900	125	4,200	125
Net interest income after provision for loan losses	11,460	11,875	20,398	24,000
Noninterest income
Service charges and fees	532	707	1,204	1,316
Gain on securities transactions, net	242	238	203	224
Gain on sale of other loans	—	—	11	—
Income on bank owned life insurance	173	184	347	365
Mortgage loan income	373	100	594	162
Other	296	222	592	398
Total noninterest income	1,616	1,451	2,951	2,465
Noninterest expense
Salaries and employee benefits	4,613	5,273	9,765	10,654
Occupancy expenses	778	919	1,605	1,849
Equipment expenses	345	394	717	775
FDIC assessment	156	162	281	312
Data processing fees	573	579	1,165	1,147
Other real estate (income) expense, net	(4)	105	2	97
Other operating expenses	1,412	1,559	2,932	2,997
Total noninterest expense	7,873	8,991	16,467	17,831
Income before income taxes	5,203	4,335	6,882	8,634
Income tax expense	1,043	791	1,307	1,587
Net income	$4,160	$3,544	$5,575	$7,047
Net income per share — basic	$0.19	$0.16	$0.25	$0.32
Net income per share — diluted	$0.18	$0.16	$0.25	$0.31
Weighted average number of shares outstanding
Basic	22,304	22,228	22,352	22,185
Diluted	22,508	22,433	22,550	22,432

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$4,160	$3,544	$5,575	$7,047

Other comprehensive income:
Unrealized gain on investment securities:
Change in unrealized gain on investment securities	3,010	2,399	3,792	4,603
Tax related to unrealized gain on investment securities	(661)	(527)	(833)	(1,012)
Reclassification adjustment for gain on securities sold	(242)	(238)	(203)	(224)
Tax related to realized gain on securities sold	54	52	45	49
Cash flow hedge:
Change in unrealized loss on cash flow hedge	(129)	(145)	(686)	(239)
Tax related to cash flow hedge	28	32	150	52
Total other comprehensive income	2,060	1,573	2,265	3,229
Total comprehensive income	$6,220	$5,117	$7,840	$10,276

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars and shares in thousands, except per share amounts)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance March 31, 2019	22,169	$222	$149,115	$(7,406)	$377	$142,308
Issuance of common stock	8	—	53	—	—	53
Exercise and issuance of employee stock options	81	1	584	—	—	585
Net income	—	—	—	3,544	—	3,544
Dividends of $0.03 per share paid on common stock	—	—	—	(667)	—	(667)
Other comprehensive income	—	—	—	—	1,573	1,573
Balance June 30, 2019	22,258	$223	$149,752	$(4,529)	$1,950	$147,396

Balance December 31, 2018	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	14	—	107	—	—	107
Exercise and issuance of employee stock options	112	2	882	—	—	884
Net income	—	—	—	7,047	—	7,047
Dividends of $0.06 per share paid on common stock	—	—	—	(1,332)	—	(1,332)
Other comprehensive income	—	—	—	—	3,229	3,229
Balance June 30, 2019	22,258	$223	$149,752	$(4,529)	$1,950	$147,396

Balance March 31, 2020	22,317	$223	$150,219	$2,856	$2,170	$155,468
Issuance of common stock	9	—	49	—	—	49
Exercise and issuance of employee stock options	—	—	232	—	—	232
Stock purchased under stock repurchase program	(15)	—	(72)	—		(72)
Net income	—	—	—	4,160	—	4,160
Dividends of $0.05 share paid on common stock	—	—	—	(1,116)	—	(1,116)
Other comprehensive income	—	—	—	—	2,060	2,060
Balance June 30, 2020	22,311	$223	$150,428	$5,900	$4,230	$160,781

Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	15	—	103	—	—	103
Exercise and issuance of employee stock options	4	—	474	—	—	474
Stock purchased under stock repurchase program	(131)	(1)	(877)	—		(878)
Net income	—	—	—	5,575	—	5,575
Dividends of $0.10 per share paid on common stock	—	—	—	(2,237)	—	(2,237)
Other comprehensive income	—	—	—	—	2,265	2,265
Balance June 30, 2020	22,311	$223	$150,428	$5,900	$4,230	$160,781

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands)

	June 30, 2020	June 30, 2019
Operating activities:
Net income	$5,575	$7,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	939	1,061
Leased asset amortization	473	464
Stock-based compensation expense	566	536
Tax benefit of exercised stock options	(6)	(83)
Amortization of purchased loan premium	194	191
Provision for loan losses	4,200	125
Amortization of security premiums and accretion of discounts, net	413	623
Net gain on sale of securities	(203)	(224)
Net gain on sale and valuation of other real estate owned	(6)	(37)
Net gain on sale of loans	(11)	—
Originations of mortgages held for sale	(23,625)	(4,827)
Proceeds from sales of mortgages held for sale	23,730	4,334
Increase in bank owned life insurance investment	(347)	(365)
Changes in assets and liabilities:
Increase in other assets	(334)	(1,486)
Decrease in accrued expenses and other liabilities	(518)	(304)
Net cash provided by operating activities	11,040	7,055

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	34,653	46,366
Proceeds from calls/maturities/paydowns of held to maturity securities	11,520	1,700
Proceeds from sales of restricted equity securities	1,700	866
Purchase of available for sale securities	(71,128)	(47,525)
Purchase of restricted equity securities	(1,720)	(784)
Proceeds from sale of other real estate owned	47	544
Net increase in loans	(105,493)	(29,947)
Principal recoveries of loans previously charged off	321	213
Purchase of premises and equipment, net	(180)	(270)
Purchase small business investment company fund investment	(345)	(525)
Proceeds from sale of loans	632	705
Net cash used in investing activities	(129,993)	(28,657)

Financing activities:
Net increase in deposits	200,201	51,233
Net decrease in federal funds purchased	(21,169)	(19,440)
Net decrease in short-term Federal Home Loan Bank borrowings	—	(10,000)
Proceeds from long-term Federal Home Loan Bank borrowings	40,000	—
Payments on long-term Federal Home Loan Bank borrowings	(40,333)	(751)
Proceeds from issuance of common stock	11	455
Cash dividends paid	(2,237)	(1,332)
Repurchase of common stock	(878)	—
Net cash provided by financing activities	175,595	20,165

Net increase (decrease) in cash and cash equivalents	56,642	(1,437)

Cash and cash equivalents:
Beginning of the period	28,684	34,219
End of the period	$85,326	$32,782

Supplemental disclosures of cash flow information:
Interest paid	$7,284	$7,469
Income taxes paid	—	1,285
Transfers of loans to other real estate owned	—	392
Right-of-use lease assets in exchange for lease liability	—	7,408

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2020, the statements of income and comprehensive income and changes in shareholders’ equity for the three and six months ended June 30, 2020, and the statements of cash flows for the six months ended June 30, 2020. Results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Accounting Developments

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the coronavirus (COVID-19) pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310-40, Receivables – Troubled Debt Restructurings by Creditors, a restructuring of debt constitutes a troubled debt restructuring (TDR) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the impact of COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments as of December 31, 2019. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, due to the uncertainties regarding the economic effects of COVID-19, this impact cannot be quantified at this time.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$21,750	$—	$(1)	$21,749
U.S. Government agencies	20,700	99	(518)	20,281
State, county and municipal	103,963	5,732	(26)	109,669
Mortgage backed securities	30,391	1,855	(3)	32,243
Asset backed securities	23,467	110	(427)	23,150
Corporate bonds	19,306	475	(6)	19,775
Total Securities Available for Sale	$219,577	$8,271	$(981)	$226,867

Securities Held to Maturity
State, county and municipal	$24,169	$1,113	$—	$25,282
Total Securities Held to Maturity	$24,169	$1,113	$—	$25,282

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total Securities Available for Sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total Securities Held to Maturity	$35,733	$913	$(13)	$36,633

The amortized cost and fair value of securities at June 30, 2020 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,713	$2,733	$37,627	$37,790
Due after one year through five years	15,429	16,216	73,790	75,941
Due after five years through ten years	5,776	6,044	84,317	88,756
Due after ten years	251	289	23,843	24,380
Total securities	$24,169	$25,282	$219,577	$226,867

Proceeds from sales and calls of securities were $14.4 million and $24.3 million during the three months ended June 30, 2020 and 2019, respectively, and $20.6 million and $41.1 million for the six months ended June 30, 2020 and 2019, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gross realized gains	$267	$364	$296	$417
Gross realized losses	(25)	(126)	(93)	(193)
Net securities gain	$242	$238	$203	$224

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2020 and 2019.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$21,749	$(1)	$—	$—	$21,749	$(1)
U.S. Government agencies	3,210	(103)	7,381	(415)	10,591	(518)
State, county and municipal	1,111	(13)	304	(13)	1,415	(26)
Mortgage backed securities	1,454	(2)	268	(1)	1,722	(3)
Asset backed securities	12,270	(277)	4,059	(150)	16,329	(427)
Corporate bonds	719	(6)	—	—	719	(6)
Total	$40,513	$(402)	$12,012	$(579)	$52,525	$(981)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	$6,396	$(102)	$8,020	$(117)	$14,416	$(219)
State, county and municipal	7,088	(32)	308	(10)	7,396	(42)
Mortgage backed securities	11,001	(40)	4,287	(73)	15,288	(113)
Asset backed securities	4,861	(74)	625	(8)	5,486	(82)
Corporate bonds	248	(3)	—	—	248	(3)
Total	$29,594	$(251)	$13,240	$(208)	$42,834	$(459)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,988	$(12)	$9,988	$(12)
State, county and municipal	31	—	622	(1)	653	(1)
Total	$31	$—	$10,610	$(13)	$10,641	$(13)

The unrealized losses (impairments) in the investment portfolio at June 30, 2020 and December 31, 2019 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 46 securities at June 30, 2020. Of those, 28 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Seventeen investment grade asset-backed securities comprised of student loan pools, which are 97% U.S. government guaranteed, included in corporate obligations and one corporate bond make up the remaining securities with unrealized losses at June 30, 2020. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $45.1 million and $47.3 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $5.7 million and $5.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of June 30, 2020 and December 31, 2019, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at June 30, 2020 and December 31, 2019 were comprised of the following (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$205,787	17.66%	$223,538	21.12%
Commercial	443,923	38.09	396,858	37.50
Construction and land development	151,529	13.00	146,566	13.85
Second mortgages	6,136	0.53	6,639	0.63
Multifamily	76,587	6.57	72,978	6.90
Agriculture	7,122	0.61	8,346	0.79
Total real estate loans	891,084	76.46	854,925	80.79
Commercial loans	262,955	22.57	191,183	18.06
Consumer installment loans	10,257	0.88	11,163	1.05
All other loans	1,014	0.09	1,052	0.10
Total loans	$1,165,310	100.00%	$1,058,323	100.00%

The Company held $12.0 million and $12.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2020 and December 31, 2019, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $940,000 and $1.0 million at June 30, 2020 and December 31, 2019, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

During the second quarter of 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $83.5 million at June 30, 2020 and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a two year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses. These loan balances included net fees of $2.3 million at June 30, 2020, which are being amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized fee remaining on loans forgiven or prepaid by the borrower is recorded as income.

At June 30, 2020 and December 31, 2019, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with FASB ASC 310.

The following table summarizes information related to impaired loans as of and for the three and six months ended June 30, 2020 (dollars in thousands):

				Three months ended		Six months ended
	June 30, 2020			June 30, 2020		June 30, 2020
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,145	$1,501	$—	$1,152	$10	$1,263	$21
Commercial	3,534	4,247	—	3,114	34	3,151	68
Construction and land development	—	—	—	164	—	219	—
Multifamily	—	—	—	—	—	821	—
Total real estate loans	4,679	5,748	—	4,430	44	5,454	89
Commercial loans	350	964	—	175	—	117	—
Subtotal impaired loans with no valuation allowance	5,029	6,712	—	4,605	44	5,571	89
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,123	2,541	574	2,003	11	1,834	22
Commercial	86	555	23	92	2	187	4
Construction and land development	1,122	1,224	315	1,286	—	873	—
Agriculture	51	51	13	26	—	17	—
Total real estate loans	3,382	4,371	925	3,407	13	2,911	26
Commercial loans	700	700	184	1,164	3	928	7
Consumer installment loans	12	12	3	11	—	10	—
Subtotal impaired loans with a valuation allowance	4,094	5,083	1,112	4,582	16	3,849	33
Total:
Mortgage loans on real estate:
Residential 1‑4 family	3,268	4,042	574	3,155	21	3,097	43
Commercial	3,620	4,802	23	3,206	36	3,338	72
Construction and land development	1,122	1,224	315	1,450	—	1,092	—
Multifamily	—	—	—	—	—	821	—
Agriculture	51	51	13	26	—	17	—
Total real estate loans	8,061	10,119	925	7,837	57	8,365	115
Commercial loans	1,050	1,664	184	1,339	3	1,045	7
Consumer installment loans	12	12	3	11	—	10	—
Total impaired loans	$9,123	$11,795	$1,112	$9,187	$60	$9,420	$122
(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2019 and for the three and six months ended June 30, 2019 (dollars in thousands):

				Three months ended		Six months ended
	December 31, 2019			June 30, 2019		June 30, 2019
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,483	$1,850	$—	$1,534	$11	$1,543	$21
Commercial	3,226	3,966	—	3,349	35	3,400	69
Construction and land development	328	328	—	—	—	—	—
Multifamily	2,463	2,463	—	2,539	—	2,546	—
Total real estate loans	7,500	8,607	—	7,422	46	7,489	90
Subtotal impaired loans with no valuation allowance	7,500	8,607	—	7,422	46	7,489	90
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,498	1,808	380	2,133	12	2,133	24
Commercial	378	876	87	722	2	998	4
Construction and land development	48	147	11	4,096	—	4,254	—
Total real estate loans	1,924	2,831	478	6,951	14	7,385	28
Commercial loans	454	460	105	1,822	5	1,875	9
Consumer installment loans	7	7	1	6	—	4	—
Subtotal impaired loans with a valuation allowance	2,385	3,298	584	8,779	19	9,264	37
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,981	3,658	380	3,667	23	3,676	45
Commercial	3,604	4,842	87	4,071	37	4,398	73
Construction and land development	376	475	11	4,096	—	4,254	—
Multifamily	2,463	2,463	—	2,539	—	2,546	—
Total real estate loans	9,424	11,438	478	14,373	60	14,874	118
Commercial loans	454	460	105	1,822	5	1,875	9
Consumer installment loans	7	7	1	6	—	4	—
Total impaired loans	$9,885	$11,905	$584	$16,201	$65	$16,753	$127
(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2020 and December 31, 2019, is set forth in the table below (dollars in thousands):

	June 30, 2020	December 31, 2019
Nonaccruals	$4,225	$5,292
Trouble debt restructure and still accruing	4,898	4,593
Total impaired	$9,123	$9,885

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and six months ended June 30, 2020 and 2019. For the three months ended June 30, 2020 and 2019, estimated interest income of $100,000 and $196,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended June 30, 2020 and 2019, estimated interest income of $168,000 and $410,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,999	$—	$1,697	$3,696	$202,091	$205,787
Commercial	230	—	636	866	443,057	443,923
Construction and land development	—	—	1,122	1,122	150,407	151,529
Second mortgages	229	—	—	229	5,907	6,136
Multifamily	—	—	—	—	76,587	76,587
Agriculture	—	—	51	51	7,071	7,122
Total real estate loans	2,458	—	3,506	5,964	885,120	891,084
Commercial loans	362	—	707	1,069	261,886	262,955
Consumer installment loans	21	—	12	33	10,224	10,257
All other loans	—	—	—	—	1,014	1,014
Total loans	$2,841	$—	$4,225	$7,066	$1,158,244	$1,165,310

	December 31, 2019
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,308	$—	$1,378	$2,686	$220,852	$223,538
Commercial	552	—	1,006	1,558	395,300	396,858
Construction and land development	166	—	376	542	146,024	146,566
Second mortgages	229	—	—	229	6,410	6,639
Multifamily	—	—	2,463	2,463	70,515	72,978
Agriculture	—	—	—	—	8,346	8,346
Total real estate loans	2,255	—	5,223	7,478	847,447	854,925
Commercial loans	1,085	946	62	2,093	189,090	191,183
Consumer installment loans	41	—	7	48	11,115	11,163
All other loans	—	—	—	—	1,052	1,052
Total loans	$3,381	$946	$5,292	$9,619	$1,048,704	$1,058,323

Activity in the allowance for loan losses on loans by segment for the three and six months ended June 30, 2020 and 2019 is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2020
		Provision
	March 31, 2020	Allocation	Charge-offs	Recoveries	June 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,935	$547	$—	$13	$3,495
Commercial	4,240	337	—	35	4,612
Construction and land development	1,354	(13)	—	1	1,342
Second mortgages	70	(26)	—	1	45
Multifamily	267	232	—	—	499
Agriculture	45	(1)	—	—	44
Total real estate loans	8,911	1,076	—	50	10,037
Commercial loans	2,546	37	(589)	64	2,058
Consumer installment loans	111	5	(29)	23	110
All other loans	8	—	—	—	8
Unallocated	243	(218)	—	—	25
Total loans	$11,819	$900	$(618)	$137	$12,238

	Three Months Ended June 30, 2019
		Provision
	March 31, 2019	Allocation	Charge-offs	Recoveries	June 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$3,339	$(426)	$(34)	$15	$2,894
Commercial	1,508	461	—	57	2,026
Construction and land development	1,210	154	—	35	1,399
Second mortgages	62	18	—	1	81
Multifamily	361	(169)	—	—	192
Agriculture	23	(23)	—	—	—
Total real estate loans	6,503	15	(34)	108	6,592
Commercial loans	1,958	86	(28)	2	2,018
Consumer installment loans	188	12	(40)	25	185
All other loans	6	15	—	—	21
Unallocated	6	(3)	—	—	3
Total loans	$8,661	$125	$(102)	$135	$8,819

	Six Months Ended June 30, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	June 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$781	$—	$29	$3,495
Commercial	2,196	2,337	—	79	4,612
Construction and land development	1,044	214	—	84	1,342
Second mortgages	79	(36)	—	2	45
Multifamily	248	251	—	—	499
Agriculture	38	6	—	—	44
Total real estate loans	6,290	3,553	—	194	10,037
Commercial loans	1,980	619	(608)	67	2,058
Consumer installment loans	114	40	(104)	60	110
All other loans	7	1	—	—	8
Unallocated	38	(13)	—	—	25
Total loans	$8,429	$4,200	$(712)	$321	$12,238

	Six Months Ended June 30, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	June 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$429	$(34)	$218	$2,894
Commercial	1,810	429	(277)	64	2,026
Construction and land development	1,161	197	(12)	53	1,399
Second mortgages	20	58	—	3	81
Multifamily	371	(179)	—	—	192
Agriculture	17	(17)	—	—	—
Total real estate loans	5,660	917	(323)	338	6,592
Commercial loans	1,894	377	(257)	4	2,018
Consumer installment loans	152	84	(100)	49	185
All other loans	12	9	—	—	21
Unallocated	1,265	(1,262)	—	—	3
Total loans	$8,983	$125	$(680)	$391	$8,819

The increase in provision expense reflects the significant increase in commercial real estate and commercial loans classified as special mention due to the possible economic impact COVID-19 may have on these borrowers.  The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$574	$2,921	$3,495	$3,268	$202,519	$205,787
Commercial	23	4,589	4,612	3,620	440,303	443,923
Construction and land development	315	1,027	1,342	1,122	150,407	151,529
Second mortgages	—	45	45	—	6,136	6,136
Multifamily	—	499	499	—	76,587	76,587
Agriculture	13	31	44	51	7,071	7,122
Total real estate loans	925	9,112	10,037	8,061	883,023	891,084
Commercial loans	184	1,874	2,058	1,050	261,905	262,955
Consumer installment loans	3	107	110	12	10,245	10,257
All other loans	—	8	8	—	1,014	1,014
Unallocated	—	25	25	—	—	—
Total loans	$1,112	$11,126	$12,238	$9,123	$1,156,187	$1,165,310

	December 31, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$380	$2,305	$2,685	$2,981	$220,557	$223,538
Commercial	87	2,109	2,196	3,604	393,254	396,858
Construction and land development	11	1,033	1,044	376	146,190	146,566
Second mortgages	—	79	79	—	6,639	6,639
Multifamily	—	248	248	2,463	70,515	72,978
Agriculture	—	38	38	—	8,346	8,346
Total real estate loans	478	5,812	6,290	9,424	845,501	854,925
Commercial loans	105	1,875	1,980	454	190,729	191,183
Consumer installment loans	1	113	114	7	11,156	11,163
All other loans	—	7	7	—	1,052	1,052
Unallocated	—	38	38	—	—	—
Total loans	$584	$7,845	$8,429	$9,885	$1,048,438	$1,058,323

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $12.0 million and $12.7 million at June 30, 2020 and December 31, 2019, respectively and PPP loans 100% guaranteed by the SBA of $83.5 million at June 30, 2020.

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

The following tables present the composition of loans by credit quality indicator at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$191,802	$12,544	$1,441	$—	$205,787
Commercial	318,456	123,432	2,035	—	443,923
Construction and land development	148,857	1,550	1,122	—	151,529
Second mortgages	5,156	980	—	—	6,136
Multifamily	69,930	6,657	—	—	76,587
Agriculture	6,653	418	51	—	7,122
Total real estate loans	740,854	145,581	4,649	—	891,084
Commercial loans	216,060	41,394	5,501	—	262,955
Consumer installment loans	10,198	47	12	—	10,257
All other loans	998	16	—	—	1,014
Total loans	$968,110	$187,038	$10,162	$—	$1,165,310

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$219,210	$2,964	$1,364	$—	$223,538
Commercial	391,251	3,188	2,419	—	396,858
Construction and land development	145,782	408	376	—	146,566
Second mortgages	6,096	543	—	—	6,639
Multifamily	70,515	—	2,463	—	72,978
Agriculture	8,098	248	—	—	8,346
Total real estate loans	840,952	7,351	6,622	—	854,925
Commercial loans	185,123	2,770	3,290	—	191,183
Consumer installment loans	11,140	16	7	—	11,163
All other loans	1,052	—	—	—	1,052
Total loans	$1,038,267	$10,137	$9,919	$—	$1,058,323

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 19 and 25 loans that met the definition of a TDR at June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020, the Company modified one commercial real estate loan that was considered to be a TDR. The Company granted the borrower six months interest only payment relief and no other changes were made to the loan structure. The loan is 100% guaranteed by the USDA and had a pre- and post-modification balance of $438,000. The Company had no loan modifications considered to be TDRs during the three and six months ended June 30, 2019.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and six months ended June 30, 2020. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended June 30, 2019. During the six months ended June 30, 2019, one loan defaulted that had been restructured during the previous 12 months prior to the default. This multifamily real estate loan had a recorded investment of $2.6 million.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2020, the Company had 1-4 family mortgages in the amount of $94.2 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $77.4 million.

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

As of June 30, 2020 and December 31, 2019, the outstanding contractual balance of the PCI loans was $49.2 million and $53.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$26,531	89.91%	$29,465	90.58%
Commercial	470	1.59	490	1.51
Construction and land development	1,127	3.82	1,172	3.60
Second mortgages	1,156	3.92	1,169	3.59
Multifamily	223	0.76	232	0.72
Total real estate loans	29,507	100.00	32,528	100.00
Total PCI loans	$29,507	100.00%	$32,528	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and six months ended June 30, 2020 and 2019.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$26,531	$156	$29,465
Commercial	—	470	—	490
Construction and land development	—	1,127	—	1,172
Second mortgages	—	1,156	—	1,169
Multifamily	—	223	—	232
Total real estate loans	156	29,507	156	32,528
Total PCI loans	$156	$29,507	$156	$32,528

The change in the accretable yield balance for the six months ended June 30, 2020 and the year ended December 31, 2019, is as follows (dollars in thousands):

Balance, January 1, 2019	$38,107
Accretion	(6,010)
Reclassification from nonaccretable difference	1,369
Balance, December 31, 2019	$33,466
Accretion	(2,150)
Reclassification from nonaccretable difference	61
Balance, June 30, 2020	$31,377

The PCI loans were not classified as nonperforming assets as of June 30, 2020, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Residential 1‑4 family	$21	$21
Construction and land development	4,465	4,506
Total other real estate owned	$4,486	$4,527

At June 30, 2020, there were no residential 1-4 family loans or PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Interest bearing checking	$195,441	$—
NOW	—	170,532
MMDA	148,050	120,841
Savings	108,602	96,570
Time deposits less than or equal to $250,000	492,749	477,461
Time deposits over $250,000	140,027	119,460
Total interest bearing deposits	$1,084,869	$984,864

Effective January 1, 2020, the Company re-classified all NOW accounts to interest bearing checking accounts, thereby eliminating the seven days withdrawal notification requirement imposed on NOW accounts.

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended June 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$3,527	$(886)	$(471)	$2,170
Other comprehensive income (loss) before reclassifications	2,349	—	(101)	2,248
Amounts reclassified from AOCI	(188)	—	—	(188)
Net current period other comprehensive income (loss)	2,161	—	(101)	2,060
Ending balance	$5,688	$(886)	$(572)	$4,230

	Three months ended June 30, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$1,112	$(857)	$122	$377
Other comprehensive income (loss) before reclassifications	1,872	—	(113)	1,759
Amounts reclassified from AOCI	(186)	—	—	(186)
Net current period other comprehensive income (loss)	1,686	—	(113)	1,573
Ending balance	$2,798	$(857)	$9	$1,950

	Six months ended June 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	2,959	—	(536)	2,423
Amounts reclassified from AOCI	(158)	—	—	(158)
Net current period other comprehensive income (loss)	2,801	—	(536)	2,265
Ending balance	$5,688	$(886)	$(572)	$4,230

	Six months ended June 30, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income (loss) before reclassifications	3,591	—	(187)	3,404
Amounts reclassified from AOCI	(175)	—	—	(175)
Net current period other comprehensive income (loss)	3,416	—	(187)	3,229
Ending balance	$2,798	$(857)	$9	$1,950

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	June 30, 2020	June 30, 2019
Securities available for sale:
Unrealized gains on securities available for sale	$(242)	$(238)	Gain on securities transactions, net
Related tax expense	54	52	Income tax expense
	$(188)	$(186)	Net of tax

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Six months ended
	June 30, 2020	June 30, 2019
Securities available for sale:
Unrealized gains on securities available for sale	$(203)	$(224)	Gain on securities transactions, net
Related tax expense	45	49	Income tax expense
	$(158)	$(175)	Net of tax

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

●	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
●	Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3—Valuation is determined using model-based techniques with significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of third party pricing services, option pricing models, discounted cash flow models and similar techniques.

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2020.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$21,749	$21,749	$—	$—
U.S. Government agencies	20,281	—	20,281	—
State, county and municipal	109,669	1,622	108,047	—
Mortgage backed securities	32,243	—	32,243	—
Asset backed securities	23,150	—	23,150	—
Corporate bonds	19,775	5,558	14,217	—
Total investment securities available for sale	226,867	28,929	197,938	—
Total assets at fair value	$226,867	$28,929	$197,938	$—
Cash flow hedge liability	$730	—	$730	—
Total liabilities at fair value	$730	$—	$730	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Government agencies	$21,936	$—	$21,936	$—
State, county and municipal	98,592	10,072	88,520	—
Mortgage backed securities	48,740	1,181	47,559	—
Asset backed securities	11,604	—	11,604	—
Corporate bonds	6,097	—	6,097	—
Total investment securities available for sale	186,969	11,253	175,716	—
Total assets at fair value	$186,969	$11,253	$175,716	$—
Cash flow hedge liability	44	—	$44	—
Total liabilities at fair value	$44	$—	$44	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,795	$—	$—	$3,795
Loans held for sale	396	—	396	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,486	—	—	4,486
Total assets at fair value	$10,266	$—	$396	$9,870
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,020	$—	$—	$3,020
Loans held for sale	501	—	501	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,527	—	—	4,527
Total assets at fair value	$9,637	$—	$501	$9,136
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2020 and December 31, 2019, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10%, market deterioration, and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3.  For the period ended June 30, 2020 and December 31, 2019, weighted average adjustments, calculated based on relative fair value, related to impaired loans were 25.3% and 12.8%, respectively.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$24,169	$25,282	$—	$25,282	$—
Loans, net of allowance	1,153,072	1,164,016	—	—	1,164,016
PCI loans, net of allowance	29,351	36,997	—	—	36,997

Financial liabilities:
Interest bearing deposits	1,084,869	1,089,775	—	1,089,775	—
Borrowings	72,291	73,462	—	73,462	—

	December 31, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$35,733	$36,633	$—	$36,633	$—
Loans, net of allowance	1,049,894	1,041,671	—	—	1,041,671
PCI loans, net of allowance	32,372	38,982	—	—	38,982

Financial liabilities:
Interest bearing deposits	984,864	985,853	—	985,853	—
Borrowings	72,624	72,457	—	72,457	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months ended June 30, 2020
Basic EPS	$4,160	22,304	$0.19
Effect of dilutive stock awards	—	204	(0.01)
Diluted EPS	$4,160	22,508	$0.18

For the three months ended June 30, 2019
Basic EPS	$3,544	22,228	$0.16
Effect of dilutive stock awards	—	205	—
Diluted EPS	$3,544	22,433	$0.16

For the six months ended June 30, 2020
Basic EPS	$5,575	22,352	$0.25
Effect of dilutive stock awards	—	198	—
Diluted EPS	$5,575	22,550	$0.25

For the six months ended June 30, 2019
Basic EPS	$7,047	22,185	$0.32
Effect of dilutive stock awards	—	247	(0.01)
Diluted EPS	$7,047	22,432	$0.31

Antidilutive shares issuable under awards or options of 1.2 million and 579,000 were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019, respectively.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest cost	$33	$41	$66	$81
Expected return on plan assets	(53)	(53)	(107)	(106)
Amortization of prior service cost	1	1	2	2
Recognized net loss due to settlement	—	40	—	53
Recognized net actuarial loss	12	12	24	24
Net periodic (income) cost	$(7)	$41	$(15)	$54

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $20 million and $10 million at June 30, 2020 and December 31, 2019, respectively.  The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had $660,000 and $180,000 of cash pledged as collateral at June 30, 2020 and December 31, 2019, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three and six month periods ended June 30, 2020 and 2019. The Company recorded a fair value liability of $730,000 and $44,000 in other liabilities at June 30, 2020 and December 31, 2019, respectively. The net losses were recorded as a component of other comprehensive income net of associated tax effects.

Note 12. Revenue Recognition

The Company recognizes income in accordance with FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all subsequent ASUs that modified Topic 606. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of this guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, merchant income, and brokerage fees and commissions. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$273	$445	$727	$855
Interchange and ATM fees, net	259	262	477	461
Brokerage fees and commissions	131	99	203	195
Noninterest income (in-scope of Topic 606)	663	806	1,407	1,511
Noninterest income (out-of-scope of Topic 606)	953	645	1,544	954
Total noninterest income	$1,616	$1,451	$2,951	$2,465

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

The following table presents operating lease liabilities as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019

Gross lease liability	$8,660	$9,278
Less: imputed interest	(2,396)	(2,541)
Present value of lease liability	$6,264	$6,737

The weighted average remaining lease term and weighted average discount rate for operating leases at June 30, 2020 was 12.1 years and 4.70%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2019 was 12.0 years and 4.63%, respectively.

Maturities of the gross operating lease liability at June 30, 2020 are as follows (dollars in thousands):

2020	$613
2021	1,191
2022	600
2023	630
2024	573
Thereafter	5,053
Total of future payments	$8,660

Operating lease costs and sublease rental income for the three months ended June 30, 2020 were $321,000 and $28,000, respectively.  Operating lease costs and sublease rental income for the three months ended June 30, 2019 were $445,000 and $39,000, respectively. Operating lease costs and sublease rental income for the six months ended June 30,

2020 were $635,000 and $55,000, respectively. Operating lease costs and sublease rental income for the six months ended June 30, 2019 were $823,000 and $66,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2020 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2020 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Bank also earns noninterest income from service charges on deposit accounts and other fee or commission-based services and products, such as insurance, mortgage loans, annuities, and other wealth management products. Other sources of noninterest income can include gains or losses on securities transactions and income from bank owned life insurance (BOLI) policies. The Company’s income is offset by noninterest expense, which consists of salaries and employee benefits, occupancy and equipment costs, data processing fees, professional fees, transactions involving bank-owned property, and other operational expenses. The provision for loan losses and income taxes may materially affect net income.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

●	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;
●	assumptions that underlie the Company’s allowance for loan losses;

●	general economic and market conditions, either nationally or in the Company’s market areas;
●	unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses to them
●	the interest rate environment;
●	competitive pressures among banks and financial institutions or from companies outside the banking industry;
●	real estate values;
●	the demand for deposit, loan, and investment products and other financial services;
●	the demand, development and acceptance of new products and services;
●	the performance of vendors or other parties with which the Company does business;
●	time and costs associated with de novo branching, acquisitions, dispositions and similar transactions;
●	the realization of gains and expense savings from acquisitions, dispositions and similar transactions;
●	assumptions and estimates that underlie the accounting for purchased credit impaired loans;
●	consumer profiles and spending and savings habits;
●	levels of fraud in the banking industry;
●	the level of attempted cyber attacks in the banking industry;
●	the securities and credit markets;
●	costs associated with the integration of banking and other internal operations;
●	the soundness of other financial institutions with which the Company does business;
●	inflation;
●	technology; and
●	legislative and regulatory requirements.

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

The allowance is an amount that management believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The evaluation also considers the following risk characteristics of each loan portfolio:

●	Residential 1-4 family mortgage loans include HELOCs and single family investment properties secured by first liens. The carry risks associated with owner-occupied and investment properties are the continued credit-worthiness of the borrower, changes in the value of the collateral, successful property maintenance and collection of rents due from tenants. The Company manages these risks by using specific underwriting policies and procedures and by avoiding concentrations in geographic regions.
●	Commercial real estate loans, including owner occupied and non-owner occupied mortgages, carry risks associated with the successful operations of the principal business operated on the property securing the loan or the successful operation of the real estate project securing the loan. General market conditions and economic activity may impact the performance of these loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by avoiding concentrations to any one business or industry, and by diversifying the lending to various lines of businesses, such as retail, office, office warehouse, industrial and hotel.
●	Construction and land development loans are generally made to commercial and residential builders/developers for specific construction projects, as well as to consumer borrowers. These carry more risk than real estate term loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market and state and local government regulations. The Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations to any one business or industry and by diversifying lending to various lines of businesses, in various geographic regions and in various sales or rental price points.
●	Second mortgages on residential 1-4 family loans carry risk associated with the continued credit-worthiness of the borrower, changes in value of the collateral and a higher risk of loss in the event the collateral is liquidated due to the inferior lien position. The Company manages risk by using specific underwriting policies and procedures.

●	Multifamily loans carry risks associated with the successful operation of the property, general real estate market conditions and economic activity. In addition to using specific underwriting policies and procedures, the Company manages risk by avoiding concentrations to geographic regions and by diversifying the lending to various unit mixes, tenant profiles and rental rates.
●	Agriculture loans carry risks associated with the successful operation of the business, changes in value of non-real estate collateral that may depreciate over time and inventory that may be affected by weather, biological, price, labor, regulatory and economic factors. The Company manages risks by using specific underwriting policies and procedures, as well as avoiding concentrations to individual borrowers and by diversifying lending to various agricultural lines of business (i.e., crops, cattle, dairy, etc.).
●	Commercial loans carry risks associated with the successful operation of the business, changes in value of non-real estate collateral that may depreciate over time, accounts receivable whose collectability may change and inventory values that may be subject to various risks including obsolescence. General market conditions and economic activity may also impact the performance of these loans. In addition to using specific underwriting policies and procedures for these types of loans, the Company manages risk by diversifying the lending to various industries and avoids geographic concentrations.
●	Consumer installment loans carry risks associated with the continued credit-worthiness of the borrower and the value of rapidly depreciating assets or lack thereof. These types of loans are more likely than real estate loans to be quickly and adversely affected by job loss, divorce, illness or personal bankruptcy. The Company manages risk by using specific underwriting policies and procedures for these types of loans.
●	All other loans generally support the obligations of state and political subdivisions in the U.S. and are not a material source of business for the Company. The loans carry risks associated with the continued credit-worthiness of the obligations and economic activity. The Company manages risk by using specific underwriting policies and procedures for these types of loans.

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

RESULTS OF OPERATIONS

Overview

Coming off a strong end to the 2019 year, the Company began the year with good momentum but was disrupted by the coronavirus (COVID-19) pandemic that set off an economic crisis.  Specific events that impacted the Company’s financial results for the first six months of 2020, and will impact future financial results, include government mandated business closures and stay-at-home orders, which have transformed into the highest unemployment rate seen in the Company’s markets.  In addition, unprecedented government stimulus programs and the uncertainties regarding how long the mandates will last have contributed to the unpredictability of the financial impacts that the Company may experience.  The Company is focused on assessing the risks in its loan portfolio and working with our customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

During the second quarter of 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $83.5 million at June 30, 2020 and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a two year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses.

Net income in the second quarter of 2020 reflects an increase of $616,000 over the same period in 2019.  Net income was $4.2 million in the second quarter of 2020, or earnings per share of $0.19 basic and $0.18 fully diluted.  Net income for the second quarter of 2019 was $3.5 million, or $0.16 per common share, both basic and fully diluted. The increase in net income was driven by a decrease of $1.1 million in noninterest expenses, primarily from a reduction of $660,000 in salaries and employee benefits, a majority of which was associated with deferred internal costs, primarily from the origination costs of PPP loans in the second quarter of 2020. Also positively affecting year-over-year net income was a reduction of $515,000 in interest expense, which resulted in an increase of $360,000 in net interest income. Additionally, there was an increase of $165,000 in noninterest income. Offsetting these increases in net income were an increase of $775,000 in provision for loan losses and an increase of $252,000 in income tax expense.

Net income for the first six months of 2020 was $5.6 million, or $0.25 per common share, basic and fully diluted. This is a decrease of $1.5 million, or 20.9%, when compared with net income of $7.0 million, or $0.32 basic and $0.31 fully diluted earnings per share, for the first six months of 2019. The decrease was primarily the result of the provision for loan losses of $4.2 million for the first six months of 2020 compared with $125,000 for the same period in 2019. The level of provision in 2020 was recorded to reflect the business and market disruptions arising from the COVID-19 pandemic. Offsetting the decrease to net income were a decrease of $1.4 million in noninterest expenses, primarily from a reduction in salaries and employee benefits of $889,000, due primarily to deferred internal costs as noted above, an increase of $486,000 in noninterest income, which was driven by an increase of $432,000 in mortgage loan income, an increase of $473,000 in net interest income, and a decrease of $280,000 in income tax expense.

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

Net interest income increased $360,000, or 3.0%, from the second quarter of 2019 to the second quarter of 2020. Net interest income was $12.4 million in the second quarter of 2020 compared with $12.0 million for the same period in 2019.  Interest and dividend income decreased $155,000, or 1.0%, over this time period. Interest and fees on loans increased by $372,000. This increase was mitigated by decreases in securities income, which decreased by $257,000, interest and fees on PCI loans, which decreased by $189,000, and interest on deposits in other banks, which decreased by $76,000. Interest on PCI loans was $1.1 million in the second quarter of 2020 compared with $1.3 million in the second quarter of 2019.  The average balance of the PCI portfolio declined $6.2 million during the year-over-year comparison period. The increase in interest and fees on loans was generated by an increase of $134.5 million, or 13.3%, in the average balance of loans. A portion of this loan growth was a shift in the mix of earning assets, as securities average balances declined $8.5 million year over year. The average balance of total earning assets increased $152.3 million, or 11.6%, from the second quarter of 2019 to the second quarter of 2020. The yield on earning assets decreased from 4.88% in the second quarter of 2019 to 4.33% in the second quarter of 2020. The yield on earning assets was the culmination of decreases in the yield on loans, from 5.01% in the second quarter of 2019 to 4.55% in the second quarter of 2020, in the tax-equivalent yield on securities, from 3.23% in the second quarter of 2019 to 2.88% in the second quarter of 2020, and in the yield on interest bearing bank balances, from 2.41% to 0.31% year over year. The decline in interest bearing bank balances resulted in a decrease in income of $76,000 despite an increase in the average balance of $33.1 million.

Interest expense decreased $515,000, or 13.2%, when comparing the second quarter of 2020 and the second quarter of 2019. Interest expense on deposits decreased $407,000, or 11.3%, as the cost declined from 1.41% in the second quarter of 2019 to 1.20% for the same period in 2020.  The average balance of interest bearing deposits increased $46.5 million, or 4.6%. This growth was from non-maturity deposit sources. First, there was an increase of $25.7 million, or 16.5%, in the average balance of interest bearing checking accounts, which averaged $181.8 million in the second quarter of 2020. Additionally, there was an increase of $24.4 million in the average balance of savings and money market accounts from the second quarter of 2019 to the same period in 2020. Offsetting these increases was a decrease in the average balance of time deposits of $3.7 million, to $643.5 million for the second quarter of 2020. FHLB and other borrowings benefited from a decrease in cost from 2.08% in the second quarter of 2019 to 1.15% in the second quarter of 2020.  This reduced interest expense for the category by $101,000 despite an increase in the average amount outstanding of $12.8 million. The amount of liquidity in the banking system, along with lower interest rates and a shift in deposit balances, decreased the cost of interest bearing liabilities from 1.45% in the second quarter of 2019 to 1.19% in the second quarter of 2020.

The tax-equivalent net interest margin decreased 29 basis points, from 3.69% in the second quarter of 2019 to 3.40% in the second quarter of 2020. Likewise, the interest spread decreased from 3.43% to 3.14% over the same time period.  The decrease in the margin was precipitated by a greater decrease in the yield on earning assets of 55 basis points compared with a decline in the cost of interest bearing liabilities of 26 basis points.

Net interest income was $24.6 million for the first six months of 2020.  This is an increase of $473,000, or 2.0%, from net interest income of $24.1 million for the first six months of 2019. Interest and dividend income declined by $15,000 over this time frame. Interest and dividend income was impacted by volume increases offset by a decline in yield. First, there was an increase of $1.0 million, or 4.1%, in interest and fees on loans, which increased as a result of growth of $100.4 million, or 10.0%, in the average balance of loans in 2020 over 2019. The yield on loans declined from 5.03% for the first six months of 2019 to 4.73% for the same period in 2020. Five basis points of this decrease are attributable to the addition of $83.5 million in PPP loans net of fees during the second quarter of 2020 at a rate of 1.00%. Interest and fees on PCI loans declined by $385,000, or 15.1%. Interest on deposits in other banks declined by $103,000. The yield on the PCI portfolio was 13.94% for the first six months of 2020 compared with 13.68% for the same period in 2019. Interest and dividends on securities declined by $561,000 in the first six months of 2020 compared with the same period in 2019. The yield on earning assets was 4.54% for the first six months of 2020, a decline of 38 basis points from 4.92% in the first six months of 2019. The yield on total loans, which includes PCI loans, declined from 5.34% for the first six months of 2019 compared to 4.99% for the same period in 2020. The return on interest bearing bank balances declined from 2.53% to 0.64%, while the tax-equivalent yield on the securities portfolio declined from 3.29% for the first six months of 2019 to 2.98% for the first six months of 2020.

Interest expense of $7.1 million for the first six months of 2020 was a decrease of $488,000, or 6.4%, from interest expense of $7.6 million for the first six months of 2019. The cost of interest bearing liabilities decreased over this time frame from 1.41% for the first six months of 2019 to 1.28% for the same period in 2020. Interest on deposits decreased $222,000 due to a decline in the rate paid from 1.36% for the first six months of 2019 to 1.27% for the first six months of 2020. The average balance of interest bearing liabilities increased over this time frame by $35.0 million. Short term borrowing expense decreased by $33,000, and the cost of FHLB and other borrowings decreased by $233,000, or 32.9%, as the rate paid decreased from 2.13% for the first six months of 2019 to 1.36% for the first six months of 2020.

The changes noted to interest income and interest expense led to a decline in the net interest margin from 3.75% for the first six months of 2019 to 3.53% for the same period in 2020. The interest spread also declined over this time frame from 3.51% in 2019 to 3.26% in 2020.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2020 and 2019. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended June 30, 2020			Three months ended June 30, 2019
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,145,956	$13,012	4.55%	$1,011,448	$12,640	5.01%
PCI loans	29,978	1,062	14.01	36,212	1,251	13.67
Total loans	1,175,934	14,074	4.80	1,047,660	13,891	5.32
Interest bearing bank balances	52,551	41	0.31	19,436	117	2.41
Federal funds sold	210	—	0.07	799	5	2.36
Securities (taxable)	189,378	1,287	2.72	189,429	1,472	3.11
Securities (tax exempt) (1)	50,629	442	3.49	59,098	533	3.60
Total earning assets	1,468,702	15,844	4.33	1,316,422	16,018	4.88
Allowance for loan losses	(12,007)			(8,820)
Non-earning assets	109,847			102,513
Total assets	$1,566,542			$1,410,115

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$181,789	98	0.22	$156,053	86	0.22
Savings and money market	241,646	228	0.38	217,219	307	0.57
Time deposits	643,465	2,856	1.78	647,159	3,196	1.98
Total interest bearing deposits	1,066,900	3,182	1.20	1,020,431	3,589	1.41
Short-term borrowings	323	—	0.20	996	7	2.70
FHLB and other borrowings	71,685	209	1.15	58,888	310	2.08
Total interest bearing liabilities	1,138,908	3,391	1.19	1,080,315	3,906	1.45
Noninterest bearing deposits	254,216			170,783
Other liabilities	14,396			14,183
Total liabilities	1,407,520			1,265,281
Shareholders’ equity	159,022			144,834

Total liabilities and shareholders’ equity	$1,566,542			$1,410,115
Net interest earnings		$12,453			$12,112
Interest spread			3.14%			3.43%
Net interest margin			3.40%			3.69%

Tax equivalent adjustment:
Securities		$93			$112

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

	Six months ended June 30, 2020			Six months ended June 30, 2019
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,105,612	$26,098	4.73%	$1,005,168	$25,059	5.03%
PCI loans	30,644	2,159	13.94	36,993	2,544	13.68
Total loans	1,136,256	28,257	4.99	1,042,161	27,603	5.34
Interest bearing bank balances	34,503	110	0.64	16,920	213	2.53
Federal funds sold	176	—	0.47	429	5	2.36
Securities (taxable)	185,859	2,638	2.84	187,908	2,994	3.19
Securities (tax exempt) (1)	50,010	876	3.51	63,132	1,135	3.60
Total earning assets	1,406,804	31,881	4.54	1,310,550	31,950	4.92
Allowance for loan losses	(10,314)			(8,951)
Non-earning assets	107,694			99,758
Total assets	$1,504,184			$1,401,357

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$176,034	192	0.22	$156,908	173	0.22
Savings and money market	230,654	508	0.44	219,071	600	0.55
Time deposits	638,064	5,901	1.85	635,354	6,050	1.92
Total interest bearing deposits	1,044,752	6,601	1.27	1,011,333	6,823	1.36
Short-term borrowings	2,254	23	2.06	3,900	56	2.91
FHLB and other borrowings	69,240	475	1.36	66,012	708	2.13
Total interest bearing liabilities	1,116,246	7,099	1.28	1,081,245	7,587	1.41
Noninterest bearing deposits	215,044			165,668
Other liabilities	14,290			12,078
Total liabilities	1,345,580			1,258,991
Shareholders’ equity	158,604			142,366

Total liabilities and shareholders’ equity	$1,504,184			$1,401,357
Net interest earnings		$24,782			$24,363
Interest spread			3.26%			3.51%
Net interest margin			3.53%			3.75%

Tax equivalent adjustment:
Securities		$184			$238

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was a provision for loan losses on the loan portfolio, excluding PCI loans, of $900,000 and $4.2 million for the three and six months ended June 30, 2020, respectively. There was a provision for loan losses on the loan portfolio, excluding PCI loans, of $125,000 for each of the three and six months ended June 30, 2019.

The provision recorded during the first six months of 2020 was due to the heightened risks associated with the loan portfolio that resulted from the economic impact of the rapidly evolving effects of the COVID-19 stay-at-home orders, business shut-downs and increased unemployment. The Company’s lenders reviewed each loan within the portfolio to identify those borrowers that management believed to be possibly impacted by the current state of the economy. Loans identified with increased risk were aggregated by loan type. This analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to the provision for loan losses for the quarter.

Due to the COVID-19 pandemic, the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in our geographic territory.  As of June 30, 2020, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Consumer	15.6%
Lessors of commercial properties	17.9
Lessors of residential properties	12.8
Hotels and other lodging	5.7
Medical and care services	4.7
Food service and drinking	2.0
Retail stores	1.3
Personal services	1.1

The Company is working with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  The Company granted relief in the form of various types of payment concessions, including interest only for up to six months or payment deferrals up to the same time frame for loans with outstanding balances of $169.9 million at June 30, 2020.  In accordance with current regulatory guidance, none of these loans were deemed to be TDRs, as they were all current under their terms as of December 31, 2019.

The Company is also helping its customers and communities by participating in the PPP.  As of June 30, 2020, the Company originated 741 loans totaling $83.5 million net of fees, with the median size for all loans made being approximately $35,000. As these loans are 100% guaranteed by the SBA, no allowance for loan losses is required.

With respect to the PCI portfolio, due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the three or six months ended June 30, 2020 and 2019. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net charge-offs of $481,000 in the second quarter of 2020, compared with net recoveries of $33,000 in the second quarter of 2019. Total charge-offs were $618,000 for the second quarter of 2020 compared with $102,000 in the second quarter of 2019. Recoveries of previously charged-off loans were $137,000 for the second quarter of 2020 compared with $135,000 in the second quarter of 2019.

The loan portfolio, excluding PCI loans, had net charge-offs of $391,000 for the six months ended June 30, 2020, compared with net charge-offs of $289,000 in the same period of 2019. Total charge-offs were $712,000 for the six months ended June 30, 2020, compared with $680,000 in the same period of 2019. Recoveries of previously charged-off loans were $321,000 for the six months ended June 30, 2020, compared with $391,000 in the same period of 2019.

Noninterest Income

Noninterest income of $1.6 million in the second quarter of 2020 was an increase of $165,000, or 11.4%, over the second quarter of 2019. Mortgage loan income increased $273,000, or 273.0%, from $100,000 in the second quarter of 2019 to $373,000 in the second quarter of 2020. Other noninterest income was $296,000 in the second quarter of 2020 compared with $222,000 in the second quarter of 2019, an increase of $74,000. Service charges on deposit accounts of $532,000 in the second quarter of 2020 decreased by $175,000, or 24.8%, year over year. This decrease was primarily the result of reduced transaction volumes created by the COVID-19 stay-at-home orders. Income on bank owned life insurance was $173,000 in the second quarter of 2020, a decrease of $11,000 year over year.

Noninterest income was $3.0 million for the first six months of 2020, an increase of $486,000, or 19.7%, over noninterest income of $2.5 million for the first six months of 2019. Mortgage loan income was $594,000 for the first six months of 2020, an increase of $432,000 over the same period in 2019. This increase was created by continuity among the mortgage team, coupled with attractive rates and increased referrals within the Bank. Other noninterest income was $592,000 for the first six months of 2020, an increase of $194,000 over the same period in 2019. The increase was primarily the result from 2020 activity that included a $64,000 gain on the extinguishment of a FHLB borrowing combined with $173,000 in swap fee income. Gain on sale of loans was $11,000 for the first six months of 2020 compared with none for the same period in 2019. Offsetting these increases to noninterest income were a decline of $112,000 in service charges and fees, a decrease of $21,000 in securities gains and a decline of $18,000 in income on bank owned life insurance.

Noninterest Expense

Noninterest expenses were $7.9 million for the second quarter of 2020. This is a decrease of $1.1 million from noninterest expenses of $9.0 million for the second quarter of 2019. The reason for the decrease is also the result of the large loan volume in the second quarter of 2020 that generated credits to salaries and employee benefits in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Costs. These credits contributed to the majority of the $660,000, or 12.5%, decline in salaries and employee benefits. Also decreasing for the period was other operating expenses, which decreased $147,000, occupancy expenses, which were $141,000 lower, other real estate expenses, net, which were $109,000 lower, equipment expense, which was $49,000 lower, and FDIC assessment and data processing fees, which were both $6,000 lower. No expense category on the income statement was greater for the second quarter of 2020 compared with the same period in 2019.

Noninterest expenses were $16.5 million for the six months ended June 30, 2020, a decrease of $1.4 million, or 7.6%, year over year. There were a number of reasons for the decrease. A portion, $559,000, is also the result of the large loan volume in the second quarter of 2020 that generated credits to salaries and employee benefits in accordance with ASC 310-20, Receivables, Nonrefundable Fees and Costs. Salaries and employee benefits declined $889,000, or 8.3%. The closure of two branch offices in 2019 positively influenced salaries as well as other expense categories in 2020. Also decreasing for the six month year-over-year period was occupancy expenses, which were $244,000 lower, other real estate expenses, net, which were $95,000 lower, equipment expense, which was $58,000 lower, other operating expenses, which decreased $65,000, and FDIC assessment, which was $31,000 lower. Only data processing fees increased, and they were only $18,000 greater for the first six months of 2020 compared with the same period in 2019.

Income Taxes

Income tax expense was $1.0 million for the second quarter of 2020, compared with income tax expense of $791,000 for the second quarter of 2019. For the first six months of 2020 income tax expense was $1.3 million compared with $1.6 million for the first six months of 2019. The effective tax rate for the second quarter of 2020 was 20.0% compared with 18.2% for the second quarter of 2019.  For the first six months of 2020, the effective tax rate was 19.0% compared with 18.4% for the same period in 2019.

FINANCIAL CONDITION

General

Total assets increased $184.2 million, or 12.9%, to $1.615 billion at June 30, 2020 when compared to December 31, 2019.  Total loans, excluding PCI loans, were $1.165 billion at June 30, 2020, increasing $107.0 million, or 10.1%, from year end 2019. Total PCI loans were $29.5 million at June 30, 2020 versus $32.5 million at December 31, 2019.

Loans net of fees that the Bank originated during the second quarter under the PPP were $83.5 million at June 30, 2020. There were 741 of these PPP loans outstanding at June 30, 2020, and all of these balances are included in the $263.0 million in commercial loans. Commercial loan balances, excluding PPP balances, would have declined by $11.7 million since year end 2019. Commercial real estate loans, the largest category of loans at $443.9 million, or 38.1% of gross loans outstanding, increased $47.1 million, or 11.9% year to date. Construction and land development loans, totaling $151.5 million, grew $5.0 million since year end 2019. Residential 1 – 4 family loans declined by $17.8 million during the first six months of 2020.

The Company’s securities portfolio, excluding restricted equity securities, increased $28.3 million since year end 2019 to $251.0 million at June 30, 2020. U.S. Treasury issues increased by $21.7 million during the first six months of 2020 as excess liquidity was invested short-term in very liquid and low risk instruments. Corporate securities, with balances of $19.8 million at June 30, 2020, increased by $13.7 million during the six month period. State, county and municipal securities, the largest investment category at $133.8 million at June 30, 2020, increased by $9.5 million during the first six months of 2020. Asset backed securities, consisting of student loan pools 97% guaranteed by the U.S. Government, increased by $11.5 million during the first six months of 2020 and totaled $23.2 million at June 30, 2020. Offsetting these increases was a decrease of $16.5 million in mortgage backed securities and a decline of $1.7 million in balances held in U.S. Government agency bonds. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of changes in the fair value of securities available for sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $226.9 million at June 30, 2020 and $187.0 million at December 31, 2019. At June 30, 2020, the Company had a net unrealized gain on the AFS portfolio of $7.3 million compared with a net unrealized gain of $3.7 million at December 31, 2019. Municipal securities comprised 48.3% of the total AFS portfolio at June 30, 2020. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $85.3 million at June 30, 2020 compared with $28.7 million at year end 2019.  The six month increase was $56.6 million. The majority of this category growth occurred in interest bearing bank balances, $53.1 million since year end 2019, as large amounts of liquidity have been funneled into the banking system through the facilitation of PPP loans and stimulus checks issued by the U.S. Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act).  There were federal funds purchased of $3.3 million at June 30, 2020 compared with $24.4 million at December 31, 2019.

Interest bearing deposits at June 30, 2020 were $1.085 billion, an increase of $100.0 million, or 10.2%, greater than at December 31, 2019. Interest bearing checking accounts (formerly NOW accounts) of $195.4 million grew by $24.9 million since year end 2019. Money market deposit accounts were $148.1 million at June 30, 2020 and grew $27.2 million, or 22.5%, during the first six months of 2020. Savings accounts totaled $108.6 million at June 30, 2020 and grew $12.0 million for the first six months of 2020. Strong growth in these categories for the year has allowed the Bank to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category.  Time deposit balances combined were 46.4% of total deposits, including noninterest bearing deposits, at June 30, 2020, a decline from 51.3% at December 31, 2019. The growth in interest bearing checking accounts, money market accounts, savings accounts and noninterest bearing deposits, which grew $164.3 million during the first six months of 2020, were associated with the $83.5 million in PPP loans net of fees originated and held at June 30, 2020 and stimulus checks issued under the CARES Act, as well as postponed business activity that resulted from the COVID-19 stay-at-home orders.

FHLB borrowings were $68.2 million at June 30, 2020, compared with $68.5 million at December 31, 2019. There were Federal funds purchased of $3.3 million at June 30, 2020, down from $24.4 million at December 31, 2019.

Shareholders’ equity was $160.8 million at June 30, 2020, or 10.0% of total assets, compared with $155.5 million, or 10.9% of total assets, at December 31, 2019.  On January 22, 2020, the Company announced a share repurchase program of up to 1,000,000 shares of its common stock. During the first six months of 2020, the Company repurchased 130,800 shares of common stock at a total cost of $885,665. The Company evaluates the value of the common stock and capital for regulatory purposes when considering repurchases under the program and, as a result, is not currently making any repurchases in the current economic environment.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $8.7 million at June 30, 2020 and net charge-offs were $391,000 for the six months ended June 30, 2020. This compares with nonperforming assets of $10.8 million and net charge-offs of $879,000 for the year ended December 31, 2019.

Nonaccrual loans were $4.2 million at June 30, 2020, a $1.1 million decrease from $5.3 million at December 31, 2019. The $1.1 million decrease in nonaccrual loans since December 31, 2019 was the net result of $3.7 million in additions to nonaccrual loans and $4.8 million in reductions. The increase related mainly to one construction and land development relationship totaling $1.4 million and two commercial loans totaling $1.3 million. With respect to the reductions in nonaccrual loans, $240,000 were payments to existing credits, $616,000 were charge-offs, $3.8 million were paid off, and $159,000 returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 289.7% of nonaccrual loans at June 30, 2020 compared with 159.3% at December 31, 2019. The ratio of nonperforming assets to loans and OREO decreased 27 basis points. The ratio was 0.74% at June 30, 2020 versus 1.01% at December 31, 2019, which was driven primarily by the decrease in nonperforming loans.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2020 and December 31, 2019, total impaired loans, excluding PCI loans, equaled $9.1 million and $9.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Nonaccrual loans	$4,225	$5,292
Loans past due 90 days and accruing interest	—	946
Total nonperforming loans	4,225	6,238
OREO	4,486	4,527
Total nonperforming assets	$8,711	$10,765

Accruing troubled debt restructure loans	$4,898	$4,593

Balances
Specific reserve on impaired loans	1,112	584
General reserve related to unimpaired loans	11,126	7,845
Total allowance for loan losses	12,238	8,429

Average loans during the year, net of unearned income	1,105,612	1,023,861

Impaired loans	9,123	9,885
Non-impaired loans	1,156,187	1,048,438
Total loans, net of unearned income	1,165,310	1,058,323

Ratios
Allowance for loan losses to loans	1.05%	0.80%
Allowance for loan losses to nonaccrual loans	289.66	159.28
General reserve to non-impaired loans	0.96	0.75
Nonaccrual loans to loans	0.36	0.50
Nonperforming assets to loans and OREO	0.74	1.01
Net charge-offs to average loans	0.07	0.09

A further breakout of nonaccrual loans, excluding PCI loans, at March 30, 2020 and December 31, 2019 is below (dollars in thousands):

	June 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$1,697	$1,378
Commercial	636	1,006
Construction and land development	1,122	376
Multifamily	—	2,463
Agriculture	51	—
Total real estate loans	3,506	5,223
Commercial loans	707	62
Consumer installment loans	12	7
Total loans	$4,225	$5,292

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

The Bank’s ratio of total risk-based capital was 13.9% at each of June 30, 2020 and December 31, 2019. The tier 1 risk-based capital ratio was 12.9% at June 30, 2020 and 13.2% at December 31, 2019. The Bank’s tier 1 leverage ratio was 10.3% at June 30, 2020 and 11.0% at December 31, 2019. All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.9% at June 30, 2020 and 13.2% at December 31, 2019.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At June 30, 2020, the Bank had a capital conservation buffer of 5.9%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2020 and December 31, 2019 was as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Cash and due from banks	$20,530	$16,976
Interest bearing bank deposits	64,796	11,708
Available for sale securities, at fair value, unpledged	197,631	157,225
Total liquid assets	$282,957	$185,909

Deposits and other liabilities	$1,454,223	$1,275,361
Ratio of liquid assets to deposits and other liabilities	19.46%	14.58%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at June 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2020 and December 31, 2019, is as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit	$233,909	$210,086
Standby letters of credit	11,130	15,155
Total commitments with off-balance sheet risks	$245,039	$225,241

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $20 million and $10 million at June 30, 2020 and December 31, 2019, respectively. The Company recorded a fair value liability of $730,000 and $44,000 in other liabilities, at June 30, 2020 and December 31, 2019, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net losses were recorded as a component of other comprehensive income in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2020 (dollars in thousands):

	June 30, 2020
	%	$
Change in Yield curve
+400 bp	13.4	6,747
+300 bp	9.6	4,825
+200 bp	5.6	2,836
+100 bp	2.5	1,236
most likely	—	—
‑100 bp	—	24
‑200 bp	—	(11)
‑300 bp	—	(14)
‑400 bp	—	(14)

At June 30, 2020, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 13.4%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 0.0%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

We are offering varying levels of credit relief to borrowers who are experiencing financial hardships related to COVID-19, including interest only payment concessions and payment deferrals. In addition, we are a certified and qualified SBA lender and assisted our customers with their applications under the PPP. These assistance efforts may adversely affect our revenue and results of operations. These government programs are complex, and our participation may lead to governmental and regulatory scrutiny, negative publicity and damage to our reputation. In addition, if these assistance efforts are not effective in mitigating the effects of COVID-19 on borrowers, we may experience higher rates of default and increased credit losses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1 - April 30, 2020	15,000	$4.80	15,000	869,200
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	—	—	—	—
Total	15,000	$4.80	15,000	869,200

(1) Effective January 22, 2020, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Company purchased 115,800 shares under the program during the quarter ended March 31, 2020. The repurchase program is authorized for a one year period.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANKERS TRUST CORPORATION
(Registrant)

/s/ Rex L. Smith, III
Rex L. Smith, III
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2020

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 7, 2020