Form 10-Q
period 2020-09-30
Community Bankers Trust Corp
filed 2020-11-06
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

At September 30, 2020, there were 22,321,000 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(dollars in thousands, except share data)

	September 30, 2020	December 31, 2019 *
ASSETS
Cash and due from banks	$18,689	$16,976
Interest bearing bank deposits	56,795	11,708
Total cash and cash equivalents	75,484	28,684

Securities available for sale, at fair value	233,653	186,969
Securities held to maturity, at cost (fair value of $24,118 and $36,633, respectively)	23,026	35,733
Equity securities, restricted, at cost	8,875	8,855
Total securities	265,554	231,557

Loans held for sale	1,151	501

Loans	1,177,709	1,058,323
Purchased credit impaired (PCI) loans	27,146	32,528
Total loans	1,204,855	1,090,851
Allowance for loan losses (loans of $12,328 and $8,429, respectively; PCI loans of $156 and $156, respectively)	(12,484)	(8,585)
Net loans	1,192,371	1,082,266

Bank premises and equipment, net	28,197	29,472
Bank premises and equipment held for sale	1,589	1,589
Right-of-use lease assets	5,766	6,472
Other real estate owned	4,416	4,527
Bank owned life insurance	29,858	29,340
Other assets	17,851	16,432
Total assets	$1,622,237	$1,430,840

LIABILITIES
Deposits:
Noninterest bearing	$281,679	$178,584
Interest bearing	1,087,663	984,864
Total deposits	1,369,342	1,163,448

Federal funds purchased	940	24,437
Federal Home Loan Bank borrowings	68,000	68,500
Trust preferred capital notes	4,124	4,124
Lease liabilities	6,027	6,737
Other liabilities	8,014	8,115
Total liabilities	1,456,447	1,275,361

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,321,000 and 22,422,621 shares issued and outstanding, respectively)	223	224
Additional paid in capital	150,708	150,728
Retained earnings	9,300	2,562
Accumulated other comprehensive income	5,559	1,965
Total shareholders’ equity	165,790	155,479
Total liabilities and shareholders’ equity	$1,622,237	$1,430,840
*	Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and dividend income
Interest and fees on loans	$12,760	$13,187	$38,858	$38,246
Interest and fees on PCI loans	962	2,333	3,121	4,877
Interest on federal funds sold	—	9	—	14
Interest on deposits in other banks	121	87	231	300
Interest and dividends on securities
Taxable	1,362	1,489	4,000	4,483
Nontaxable	344	355	1,036	1,252
Total interest and dividend income	15,549	17,460	47,246	49,172
Interest expense
Interest on deposits	2,614	3,698	9,215	10,521
Interest on borrowed funds	222	343	720	1,107
Total interest expense	2,836	4,041	9,935	11,628
Net interest income	12,713	13,419	37,311	37,544
Provision for loan losses	—	—	4,200	125
Net interest income after provision for loan losses	12,713	13,419	33,111	37,419
Noninterest income
Service charges and fees	613	758	1,817	2,074
Gain on securities transactions, net	78	50	281	274
Gain on sale of other loans	—	—	11	—
Income on bank owned life insurance	171	181	518	546
Mortgage loan income	228	176	822	338
Other	382	346	974	744
Total noninterest income	1,472	1,511	4,423	3,976
Noninterest expense
Salaries and employee benefits	5,041	5,289	14,806	15,943
Occupancy expenses	815	813	2,420	2,662
Equipment expenses	330	377	1,047	1,152
FDIC assessment	174	4	455	316
Data processing fees	656	594	1,821	1,741
Other real estate expense, net	87	565	89	662
Other operating expenses	1,423	1,588	4,355	4,585
Total noninterest expense	8,526	9,230	24,993	27,061
Income before income taxes	5,659	5,700	12,541	14,334
Income tax expense	1,143	1,087	2,450	2,674
Net income	$4,516	$4,613	$10,091	$11,660
Net income per share — basic	$0.20	$0.21	$0.45	$0.52
Net income per share — diluted	$0.20	$0.20	$0.45	$0.52
Weighted average number of shares outstanding
Basic	22,312	22,303	22,339	22,224
Diluted	22,503	22,561	22,534	22,475

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$4,516	$4,613	$10,091	$11,660

Other comprehensive income:
Unrealized gain on investment securities:
Change in unrealized gain on investment securities	1,735	1,215	5,527	5,818
Tax related to unrealized gain on investment securities	(382)	(267)	(1,215)	(1,279)
Reclassification adjustment for gain on securities sold	(78)	(50)	(281)	(274)
Tax related to realized gain on securities sold	17	11	62	60
Cash flow hedge:
Change in unrealized gain (loss) on cash flow hedge	47	(156)	(639)	(395)
Tax related to cash flow hedge	(10)	34	140	86
Total other comprehensive income	1,329	787	3,594	4,016
Total comprehensive income	$5,845	$5,400	$13,685	$15,676

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars and shares in thousands, except per share amounts)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance June 30, 2019	22,258	$223	$149,752	$(4,529)	$1,950	$147,396
Issuance of common stock	7	—	54	—	—	54
Exercise and issuance of employee stock options	70	—	458	—	—	458
Net income	—	—	—	4,613	—	4,613
Dividends of $0.03 per share paid on common stock	—	—	—	(670)	—	(670)
Other comprehensive income	—	—	—	—	787	787
Balance September 30, 2019	22,335	$223	$150,264	$(586)	$2,737	$152,638

Balance December 31, 2018	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	21	—	161	—	—	161
Exercise and issuance of employee stock options	182	2	1,340	—	—	1,342
Net income	—	—	—	11,660	—	11,660
Dividends of $0.09 per share paid on common stock	—	—	—	(2,002)	—	(2,002)
Other comprehensive income	—	—	—	—	4,016	4,016
Balance September 30, 2019	22,335	$223	$150,264	$(586)	$2,737	$152,638

Balance June 30, 2020	22,311	$223	$150,428	$5,900	$4,230	$160,781
Issuance of common stock	10	—	49	—	—	49
Exercise and issuance of employee stock options	—	—	231	—	—	231
Net income	—	—	—	4,516	—	4,516
Dividends of $0.05 per share paid on common stock	—	—	—	(1,116)	—	(1,116)
Other comprehensive income	—	—	—	—	1,329	1,329
Balance September 30, 2020	22,321	$223	$150,708	$9,300	$5,559	$165,790

Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	25	—	152	—	—	152
Exercise and issuance of employee stock options	4	—	705	—	—	705
Stock purchased under stock repurchase program	(131)	(1)	(877)	—		(878)
Net income	—	—	—	10,091	—	10,091
Dividends of $0.15 per share paid on common stock	—	—	—	(3,353)	—	(3,353)
Other comprehensive income	—	—	—	—	3,594	3,594
Balance September 30, 2020	22,321	$223	$150,708	$9,300	$5,559	$165,790

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands)

	September 30, 2020	September 30, 2019
Operating activities:
Net income	$10,091	$11,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,379	1,552
Right-of-use lease asset amortization	706	699
Stock-based compensation expense	846	804
Tax benefit of exercised stock options	(6)	(150)
Amortization of purchased loan premium	229	236
Provision for loan losses	4,200	125
Amortization of security premiums and accretion of discounts, net	574	905
Net gain on sale of securities	(281)	(274)
Net gain on sale and valuation of other real estate owned	(23)	(81)
Net gain on sale of loans	(11)	—
Originations of mortgages held for sale	(26,112)	(13,227)
Proceeds from sales of mortgages held for sale	25,462	13,373
Net loss on disposal of premises and equipment	82	—
Increase in bank owned life insurance investment	(518)	(327)
Changes in assets and liabilities:
Increase in other assets	(2,086)	(661)
Decrease in accrued expenses and other liabilities	(1,446)	(117)
Net cash provided by operating activities	13,086	14,517

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	66,171	75,128
Proceeds from calls/maturities/paydowns of held to maturity securities	12,640	3,835
Proceeds from sales of restricted equity securities	1,700	866
Purchase of available for sale securities	(107,834)	(53,589)
Purchase of restricted equity securities	(1,720)	(1,995)
Proceeds from sale of other real estate owned	134	638
Net increase in loans	(115,608)	(42,707)
Principal recoveries of loans previously charged off	453	363
Purchase of premises and equipment, net	(186)	(121)
Purchase small business investment company fund investment	(345)	(875)
Proceeds from sale of loans	632	705
Net cash used in investing activities	(143,963)	(17,752)

Financing activities:
Net increase in deposits	205,894	12,267
Net decrease in federal funds purchased	(23,497)	(19,369)
Net increase in short-term Federal Home Loan Bank borrowings	—	5,000
Proceeds from long-term Federal Home Loan Bank borrowings	40,000	10,137
Payments on long-term Federal Home Loan Bank borrowings	(40,500)	(917)
Proceeds from issuance of common stock	11	698
Cash dividends paid	(3,353)	(2,002)
Repurchase of common stock	(878)	—
Net cash provided by financing activities	177,677	5,814

Net increase in cash and cash equivalents	46,800	2,579

Cash and cash equivalents:
Beginning of the period	28,684	34,219
End of the period	$75,484	$36,798

Supplemental disclosures of cash flow information:
Interest paid	$10,312	$11,554
Income taxes paid	3,306	2,195
Transfers of loans to other real estate owned	—	4,198
Right-of-use lease assets in exchange for lease liability	—	7,408
Transfers of building premises and equipment to held for sale	—	337

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2020, the statements of income and comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2020, and the statements of cash flows for the nine months ended September 30, 2020. Results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Accounting Developments

In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs. This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

In March 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides relief from certain requirements under GAAP. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under FASB ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, in certain situations. Under FASB ASC 310-40, a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Section 4013 of the CARES Act permits the suspension of FASB ASC 310-40 for loan modifications that are made by financial institutions in response to the coronavirus (COVID-19) pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan.  These modifications must be made between March 1, 2020 and the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning COVID–19 declared by the President on March 13, 2020 under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates (the “applicable period”).

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “agencies”), issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies noted that there are circumstances in which a loan modification may not be eligible for non-TDR treatment under Section 4013 of the CARES Act or in which an institution elects not to apply Section 4013. For example, a loan that is modified after the end of the applicable period would not be eligible under Section 4013. For such loans, the agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to the impact of COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The interagency statement was effective immediately.

The CARES Act and interagency statement are expected to have a material impact on the Company’s financial statements; however, due to the uncertainties regarding the economic effects of COVID-19, this impact cannot be quantified at this time.

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$12,500	$—	$—	$12,500
U.S. Government agencies	19,942	83	(280)	19,745
State, county and municipal	109,976	6,608	(50)	116,534
Mortgage backed securities	28,086	1,865	—	29,951
Asset backed securities	28,748	373	(135)	28,986
Corporate bonds	25,454	496	(13)	25,937
Total Securities Available for Sale	$224,706	$9,425	$(478)	$233,653

Securities Held to Maturity
State, county and municipal	$23,026	$1,092	$—	$24,118
Total Securities Held to Maturity	$23,026	$1,092	$—	$24,118

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total Securities Available for Sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total Securities Held to Maturity	$35,733	$913	$(13)	$36,633

The amortized cost and fair value of securities at September 30, 2020 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,941	$2,960	$31,603	$31,763
Due after one year through five years	14,630	15,403	80,130	82,863
Due after five years through ten years	5,204	5,467	88,038	93,204
Due after ten years	251	288	24,935	25,823
Total securities	$23,026	$24,118	$224,706	$233,653

Proceeds from sales and calls of securities were $4.6 million and $16.4 million during the three months ended September 30, 2020 and 2019, respectively, and $25.2 million and $57.5 million for the nine months ended September 30, 2020 and 2019, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Gross realized gains	$79	$87	$375	$504
Gross realized losses	(1)	(37)	(94)	(230)
Net securities gain	$78	$50	$281	$274

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2020 and 2019.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2020 and December 31, 2019 were as follows (dollars in thousands):

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	$2,912	$(9)	$8,765	$(271)	$11,677	$(280)
State, county and municipal	4,830	(35)	301	(15)	5,131	(50)
Asset backed securities	12,536	(38)	4,388	(97)	16,924	(135)
Corporate bonds	7,727	(13)	—	—	7,727	(13)
Total	$28,005	$(95)	$13,454	$(383)	$41,459	$(478)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	$6,396	$(102)	$8,020	$(117)	$14,416	$(219)
State, county and municipal	7,088	(32)	308	(10)	7,396	(42)
Mortgage backed securities	11,001	(40)	4,287	(73)	15,288	(113)
Asset backed securities	4,861	(74)	625	(8)	5,486	(82)
Corporate bonds	248	(3)	—	—	248	(3)
Total	$29,594	$(251)	$13,240	$(208)	$42,834	$(459)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,988	$(12)	$9,988	$(12)
State, county and municipal	31	—	622	(1)	653	(1)
Total	$31	$—	$10,610	$(13)	$10,641	$(13)

The unrealized losses (impairments) in the investment portfolio at September 30, 2020 and December 31, 2019 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 53 securities at September 30, 2020. Of those, 32 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Sixteen investment grade asset-backed securities comprised of student loan pools, which are 97% U.S. government guaranteed, included in corporate obligations and five corporate bonds make up the remaining securities with unrealized losses at September 30, 2020. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $49.8 million and $47.3 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $5.3 million and $5.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of September 30, 2020 and December 31, 2019, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at September 30, 2020 and December 31, 2019 were comprised of the following (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$204,366	17.35%	$223,538	21.12%
Commercial	452,677	38.44	396,858	37.50
Construction and land development	159,766	13.57	146,566	13.85
Second mortgages	6,488	0.55	6,639	0.63
Multifamily	77,787	6.60	72,978	6.90
Agriculture	7,138	0.61	8,346	0.79
Total real estate loans	908,222	77.12	854,925	80.79
Commercial loans	257,362	21.85	191,183	18.06
Consumer installment loans	10,606	0.90	11,163	1.05
All other loans	1,519	0.13	1,052	0.10
Total loans	$1,177,709	100.00%	$1,058,323	100.00%

The Company held $11.9 million and $12.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2020 and December 31, 2019, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $906,000 and $1.0 million at September 30, 2020 and December 31, 2019, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

During the second and third quarters of 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $85.1 million at September 30, 2020 and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a two year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses. These loan balances included net fees of $2.0 million at September 30, 2020, which are being amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized net fee remaining on loans forgiven or prepaid by the borrower is recorded as income.

At September 30, 2020 and December 31, 2019, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with FASB ASC 310.

The following table summarizes information related to impaired loans as of September 30, 2020 and for the three and nine months ended September 30, 2020 (dollars in thousands):

				Three months ended		Nine months ended
	September 30, 2020			September 30, 2020		September 30, 2020
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$631	$789	$—	$888	$7	$1,105	$22
Commercial	3,501	4,226	—	3,080	34	3,129	101
Construction and land development	—	—	—	—	—	164	—
Multifamily	—	—	—	—	—	616	—
Total real estate loans	4,132	5,015	—	3,968	41	5,014	123
Commercial loans	—	—	—	175	—	88	—
Subtotal impaired loans with no valuation allowance	4,132	5,015	—	4,143	41	5,102	123
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,190	2,621	615	2,156	13	1,923	37
Commercial	217	722	59	152	2	195	6
Construction and land development	572	675	153	847	—	798	—
Agriculture	51	51	14	51	—	26	—
Total real estate loans	3,030	4,069	841	3,206	15	2,942	43
Commercial loans	1,786	1,786	334	1,243	3	1,142	9
Consumer installment loans	19	19	5	15	—	12	—
Subtotal impaired loans with a valuation allowance	4,835	5,874	1,180	4,464	18	4,096	52
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,821	3,410	615	3,044	20	3,028	59
Commercial	3,718	4,948	59	3,232	36	3,324	107
Construction and land development	572	675	153	847	—	962	—
Multifamily	—	—	—	—	—	616	—
Agriculture	51	51	14	51	—	26	—
Total real estate loans	7,162	9,084	841	7,174	56	7,956	166
Commercial loans	1,786	1,786	334	1,418	3	1,230	9
Consumer installment loans	19	19	5	15	—	12	—
Total impaired loans	$8,967	$10,889	$1,180	$8,607	$59	$9,198	$175
(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2019 and for the three and nine months ended September 30, 2019 (dollars in thousands):

				Three months ended		Nine months ended
	December 31, 2019			September 30, 2019		September 30, 2019
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$1,483	$1,850	$—	$1,514	$11	$1,534	$32
Commercial	3,226	3,966	—	3,308	35	3,372	103
Construction and land development	328	328	—	164	—	82	—
Multifamily	2,463	2,463	—	2,510	—	2,533	—
Total real estate loans	7,500	8,607	—	7,496	46	7,521	135
Subtotal impaired loans with no valuation allowance	7,500	8,607	—	7,496	46	7,521	135
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,498	1,808	380	1,862	12	1,965	36
Commercial	378	876	87	552	2	847	6
Construction and land development	48	147	11	2,084	—	3,210	—
Total real estate loans	1,924	2,831	478	4,498	14	6,022	42
Commercial loans	454	460	105	1,080	4	1,618	13
Consumer installment loans	7	7	1	6	—	5	—
Subtotal impaired loans with a valuation allowance	2,385	3,298	584	5,584	18	7,645	55
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,981	3,658	380	3,376	23	3,499	68
Commercial	3,604	4,842	87	3,860	37	4,219	109
Construction and land development	376	475	11	2,248	—	3,292	—
Multifamily	2,463	2,463	—	2,510	—	2,533	—
Total real estate loans	9,424	11,438	478	11,994	60	13,543	177
Commercial loans	454	460	105	1,080	4	1,618	13
Consumer installment loans	7	7	1	6	—	5	—
Total impaired loans	$9,885	$11,905	$584	$13,080	$64	$15,166	$190
(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2020 and December 31, 2019, is set forth in the table below (dollars in thousands):

	September 30, 2020	December 31, 2019
Nonaccruals	$4,214	$5,292
Trouble debt restructure and still accruing	4,753	4,593
Total impaired	$8,967	$9,885

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was an insignificant amount of cash basis income recognized during the three and nine months ended September 30, 2020 and 2019. For the three months ended September 30, 2020 and 2019, estimated interest income of $61,000 and $92,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2020 and 2019, estimated interest income of $152,000 and $284,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,279	$—	$1,338	$2,617	$201,749	$204,366
Commercial	—	—	764	764	451,913	452,677
Construction and land development	—	—	572	572	159,194	159,766
Second mortgages	227	—	—	227	6,261	6,488
Multifamily	—	—	—	—	77,787	77,787
Agriculture	—	—	51	51	7,087	7,138
Total real estate loans	1,506	—	2,725	4,231	903,991	908,222
Commercial loans	635	—	1,470	2,105	255,257	257,362
Consumer installment loans	20	—	19	39	10,567	10,606
All other loans	—	—	—	—	1,519	1,519
Total loans	$2,161	$—	$4,214	$6,375	$1,171,334	$1,177,709

	December 31, 2019
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,308	$—	$1,378	$2,686	$220,852	$223,538
Commercial	552	—	1,006	1,558	395,300	396,858
Construction and land development	166	—	376	542	146,024	146,566
Second mortgages	229	—	—	229	6,410	6,639
Multifamily	—	—	2,463	2,463	70,515	72,978
Agriculture	—	—	—	—	8,346	8,346
Total real estate loans	2,255	—	5,223	7,478	847,447	854,925
Commercial loans	1,085	946	62	2,093	189,090	191,183
Consumer installment loans	41	—	7	48	11,115	11,163
All other loans	—	—	—	—	1,052	1,052
Total loans	$3,381	$946	$5,292	$9,619	$1,048,704	$1,058,323

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2020 and 2019 is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2020
		Provision
	June 30, 2020	Allocation	Charge-offs	Recoveries	September 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$3,495	$(954)	$—	$14	$2,555
Commercial	4,612	(1,606)	—	5	3,011
Construction and land development	1,342	(254)	—	75	1,163
Second mortgages	45	(9)	—	2	38
Multifamily	499	28	—	—	527
Agriculture	44	7	—	—	51
Total real estate loans	10,037	(2,788)	—	96	7,345
Commercial loans	2,058	(288)	—	19	1,789
Consumer installment loans	110	31	(42)	17	116
All other loans	8	2	—	—	10
Unallocated	25	3,043	—	—	3,068
Total loans	$12,238	$—	$(42)	$132	$12,328

	Three Months Ended September 30, 2019
		Provision
	June 30, 2019	Allocation	Charge-offs	Recoveries	September 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,894	$(35)	$(144)	$26	$2,741
Commercial	2,026	1	—	7	2,034
Construction and land development	1,399	(587)	(200)	18	630
Second mortgages	81	(7)	—	2	76
Multifamily	192	17	—	41	250
Agriculture	32	15	—	—	47
Total real estate loans	6,624	(596)	(344)	94	5,778
Commercial loans	1,999	(229)	(98)	3	1,675
Consumer installment loans	185	32	(134)	53	136
All other loans	8	—	—	—	8
Unallocated	3	793	—	—	796
Total loans	$8,819	$—	$(576)	$150	$8,393

	Nine Months Ended September 30, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	September 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$(173)	$—	$43	$2,555
Commercial	2,196	731	—	84	3,011
Construction and land development	1,044	(40)	—	159	1,163
Second mortgages	79	(45)	—	4	38
Multifamily	248	279	—	—	527
Agriculture	38	13	—	—	51
Total real estate loans	6,290	765	—	290	7,345
Commercial loans	1,980	331	(608)	86	1,789
Consumer installment loans	114	71	(146)	77	116
All other loans	7	3	—	—	10
Unallocated	38	3,030	—	—	3,068
Total loans	$8,429	$4,200	$(754)	$453	$12,328

	Nine Months Ended September 30, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	September 30, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$394	$(178)	$244	$2,741
Commercial	1,810	430	(277)	71	2,034
Construction and land development	1,161	(390)	(212)	71	630
Second mortgages	20	51	—	5	76
Multifamily	371	(162)	—	41	250
Agriculture	17	30	—	—	47
Total real estate loans	5,660	353	(667)	432	5,778
Commercial loans	1,894	129	(355)	7	1,675
Consumer installment loans	152	116	(234)	102	136
All other loans	12	(4)	—	—	8
Unallocated	1,265	(469)	—	—	796
Total loans	$8,983	$125	$(1,256)	$541	$8,393

The increase in provision expense reflects the significant increase in commercial real estate and commercial loans classified as special mention due to the inherent economic impact COVID-19 may have on these borrowers.  The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$615	$1,940	$2,555	$2,821	$201,545	$204,366
Commercial	59	2,952	3,011	3,718	448,959	452,677
Construction and land development	153	1,010	1,163	572	159,194	159,766
Second mortgages	—	38	38	—	6,488	6,488
Multifamily	—	527	527	—	77,787	77,787
Agriculture	14	37	51	51	7,087	7,138
Total real estate loans	841	6,504	7,345	7,162	901,060	908,222
Commercial loans	334	1,455	1,789	1,786	255,576	257,362
Consumer installment loans	5	111	116	19	10,587	10,606
All other loans	—	10	10	—	1,519	1,519
Unallocated	—	3,068	3,068	—	—	—
Total loans	$1,180	$11,148	$12,328	$8,967	$1,168,742	$1,177,709

	December 31, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$380	$2,305	$2,685	$2,981	$220,557	$223,538
Commercial	87	2,109	2,196	3,604	393,254	396,858
Construction and land development	11	1,033	1,044	376	146,190	146,566
Second mortgages	—	79	79	—	6,639	6,639
Multifamily	—	248	248	2,463	70,515	72,978
Agriculture	—	38	38	—	8,346	8,346
Total real estate loans	478	5,812	6,290	9,424	845,501	854,925
Commercial loans	105	1,875	1,980	454	190,729	191,183
Consumer installment loans	1	113	114	7	11,156	11,163
All other loans	—	7	7	—	1,052	1,052
Unallocated	—	38	38	—	—	—
Total loans	$584	$7,845	$8,429	$9,885	$1,048,438	$1,058,323

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $11.9 million and $12.7 million at September 30, 2020 and December 31, 2019, respectively, and PPP loans 100% guaranteed by the SBA of $85.1 million at September 30, 2020.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$189,923	$13,104	$1,339	$—	$204,366
Commercial	357,037	93,500	2,140	—	452,677
Construction and land development	158,447	747	572	—	159,766
Second mortgages	5,286	1,202	—	—	6,488
Multifamily	70,964	6,823	—	—	77,787
Agriculture	6,713	374	51	—	7,138
Total real estate loans	788,370	115,750	4,102	—	908,222
Commercial loans	222,378	27,653	7,331	—	257,362
Consumer installment loans	10,537	50	19	—	10,606
All other loans	1,503	16	—	—	1,519
Total loans	$1,022,788	$143,469	$11,452	$—	$1,177,709

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$219,210	$2,964	$1,364	$—	$223,538
Commercial	391,251	3,188	2,419	—	396,858
Construction and land development	145,782	408	376	—	146,566
Second mortgages	6,096	543	—	—	6,639
Multifamily	70,515	—	2,463	—	72,978
Agriculture	8,098	248	—	—	8,346
Total real estate loans	840,952	7,351	6,622	—	854,925
Commercial loans	185,123	2,770	3,290	—	191,183
Consumer installment loans	11,140	16	7	—	11,163
All other loans	1,052	—	—	—	1,052
Total loans	$1,038,267	$10,137	$9,919	$—	$1,058,323

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 19 and 25 loans that met the definition of a TDR at September 30, 2020 and 2019, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company modified one commercial real estate loan that was considered to be a TDR. The Company granted the borrower six months interest only payment relief and no other changes were made to the loan structure. The loan is 100% guaranteed by the USDA and had a pre- and post-modification balance of $438,000. The Company had no loan modifications considered to be TDRs during the three and nine months ended September 30, 2019.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and nine months ended September 30, 2020. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended September 30, 2019. During the nine months ended September 30, 2019, one loan defaulted that had been restructured during the previous 12 months prior to the default. This multifamily real estate loan had a recorded investment of $2.6 million.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2020, the Company had 1-4 family mortgages in the amount of $92.4 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $76.7 million.

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

As of September 30, 2020 and December 31, 2019, the outstanding contractual balance of the PCI loans was $46.6 million and $53.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$24,664	90.86%	$29,465	90.58%
Commercial	457	1.68	490	1.51
Construction and land development	846	3.12	1,172	3.60
Second mortgages	963	3.55	1,169	3.59
Multifamily	216	0.79	232	0.72
Total real estate loans	27,146	100.00	32,528	100.00
Total PCI loans	$27,146	100.00%	$32,528	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2020 and 2019.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020		December 31, 2019
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$24,664	$156	$29,465
Commercial	—	457	—	490
Construction and land development	—	846	—	1,172
Second mortgages	—	963	—	1,169
Multifamily	—	216	—	232
Total real estate loans	156	27,146	156	32,528
Total PCI loans	$156	$27,146	$156	$32,528

The change in the accretable yield balance for the nine months ended September 30, 2020 and the year ended December 31, 2019, is as follows (dollars in thousands):

Balance, January 1, 2019	$38,107
Accretion	(6,010)
Reclassification from nonaccretable difference	1,369
Balance, December 31, 2019	$33,466
Accretion	(3,110)
Reclassification to nonaccretable difference	(101)
Balance, September 30, 2020	$30,255

The PCI loans were not classified as nonperforming assets as of September 30, 2020, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Residential 1‑4 family	$21	$21
Construction and land development	4,395	4,506
Total other real estate owned	$4,416	$4,527

At September 30, 2020, the Company had $429,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Interest bearing checking	$201,121	$—
NOW	—	170,532
MMDA	158,569	120,841
Savings	118,007	96,570
Time deposits less than or equal to $250,000	468,549	477,461
Time deposits over $250,000	141,417	119,460
Total interest bearing deposits	$1,087,663	$984,864

Effective January 1, 2020, the Company re-classified all NOW accounts to interest bearing checking accounts, thereby eliminating the seven days withdrawal notification requirement imposed on NOW accounts.

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended September 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$5,688	$(886)	$(572)	$4,230
Other comprehensive income (loss) before reclassifications	1,353	—	37	1,390
Amounts reclassified from AOCI	(61)	—	—	(61)
Net current period other comprehensive income (loss)	1,292	—	37	1,329
Ending balance	$6,980	$(886)	$(535)	$5,559

	Three months ended September 30, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$2,798	$(857)	$9	$1,950
Other comprehensive income (loss) before reclassifications	948	—	(122)	826
Amounts reclassified from AOCI	(39)	—	—	(39)
Net current period other comprehensive income (loss)	909	—	(122)	787
Ending balance	$3,707	$(857)	$(113)	$2,737

	Nine months ended September 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	4,312	—	(499)	3,813
Amounts reclassified from AOCI	(219)	—	—	(219)
Net current period other comprehensive income (loss)	4,093	—	(499)	3,594
Ending balance	$6,980	$(886)	$(535)	$5,559

	Nine months ended September 30, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income (loss) before reclassifications	4,539	—	(309)	4,230
Amounts reclassified from AOCI	(214)	—	—	(214)
Net current period other comprehensive income (loss)	4,325	—	(309)	4,016
Ending balance	$3,707	$(857)	$(113)	$2,737

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	September 30, 2020	September 30, 2019
Securities available for sale:
Unrealized gains on securities available for sale	$(78)	$(50)	Gain on securities transactions, net
Related tax expense	17	11	Income tax expense
	$(61)	$(39)	Net of tax

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Nine months ended
	September 30, 2020	September 30, 2019
Securities available for sale:
Unrealized gains on securities available for sale	$(281)	$(274)	Gain on securities transactions, net
Related tax expense	62	60	Income tax expense
	$(219)	$(214)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2020.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$12,500	$12,500	$—	$—
U.S. Government agencies	19,745	—	19,745	—
State, county and municipal	116,534	1,329	115,205	—
Mortgage backed securities	29,951	—	29,951	—
Asset backed securities	28,986	550	28,436	—
Corporate bonds	25,937	750	25,187	—
Total investment securities available for sale	233,653	15,129	218,524	—
Total assets at fair value	$233,653	$15,129	$218,524	$—
Cash flow hedge liability	$683	—	$683	—
Total liabilities at fair value	$683	$—	$683	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Government agencies	$21,936	$—	$21,936	$—
State, county and municipal	98,592	10,072	88,520	—
Mortgage backed securities	48,740	1,181	47,559	—
Asset backed securities	11,604	—	11,604	—
Corporate bonds	6,097	—	6,097	—
Total investment securities available for sale	186,969	11,253	175,716	—
Total assets at fair value	$186,969	$11,253	$175,716	$—
Cash flow hedge liability	44	—	$44	—
Total liabilities at fair value	$44	$—	$44	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,241	$—	$—	$3,241
Loans held for sale	1,151	—	1,151	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,416	—	—	4,416
Total assets at fair value	$10,397	$—	$1,151	$9,246
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,020	$—	$—	$3,020
Loans held for sale	501	—	501	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,527	—	—	4,527
Total assets at fair value	$9,637	$—	$501	$9,136
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2020 and December 31, 2019, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10%, market deterioration, and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3.  For the period ended September 30, 2020 and December 31, 2019, weighted average adjustments, calculated based on relative fair value, related to impaired loans were 16.4% and 12.8%, respectively.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$23,026	$24,118	$—	$24,118	$—
Loans, net of allowance	1,165,381	1,174,649	—	—	1,174,649
PCI loans, net of allowance	26,990	35,188	—	—	35,188

Financial liabilities:
Interest bearing deposits	1,087,663	1,091,539	—	1,091,539	—
Borrowings	72,124	73,137	—	73,137	—

	December 31, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$35,733	$36,633	$—	$36,633	$—
Loans, net of allowance	1,049,894	1,041,671	—	—	1,041,671
PCI loans, net of allowance	32,372	38,982	—	—	38,982

Financial liabilities:
Interest bearing deposits	984,864	985,853	—	985,853	—
Borrowings	72,624	72,457	—	72,457	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months September 30, 2020
Basic EPS	$4,516	22,312	$0.20
Effect of dilutive stock awards	—	191	—
Diluted EPS	$4,516	22,503	$0.20

For the three months ended September 30, 2019
Basic EPS	$4,613	22,303	$0.21
Effect of dilutive stock awards	—	258	(0.01)
Diluted EPS	$4,613	22,561	$0.20

For the nine months ended September 30, 2020
Basic EPS	$10,091	22,339	$0.45
Effect of dilutive stock awards	—	195	—
Diluted EPS	$10,091	22,534	$0.45

For the nine months ended September 30, 2019
Basic EPS	$11,660	22,224	$0.52
Effect of dilutive stock awards	—	251	—
Diluted EPS	$11,660	22,475	$0.52

Antidilutive shares issuable under awards or options of 1.4 million and 253,000 were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest cost	$33	$41	$99	$122
Expected return on plan assets	(54)	(53)	(161)	(159)
Amortization of prior service cost	1	1	3	3
Recognized net loss due to settlement	—	40	—	93
Recognized net actuarial loss	12	12	36	36
Net periodic (income) expense	$(8)	$41	$(23)	$95

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $20 million and $10 million at September 30, 2020 and December 31, 2019, respectively.  The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had $770,000 and $180,000 of cash pledged as collateral at September 30, 2020 and December 31, 2019, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three and nine month periods ended September 30, 2020 and 2019. The Company recorded a fair value liability of $683,000 and $44,000 in other liabilities at September 30, 2020 and December 31, 2019, respectively. The net losses were recorded as a component of other comprehensive income net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$315	$486	$1,042	$1,341
Interchange and ATM fees	298	271	775	732
Brokerage fees and commissions	53	67	256	262
Noninterest income (in-scope of Topic 606)	666	824	2,073	2,335
Noninterest income (out-of-scope of Topic 606)	806	687	2,350	1,641
Total noninterest income	$1,472	$1,511	$4,423	$3,976

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

The following table presents operating lease liabilities as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019

Gross lease liability	$8,354	$9,278
Less: imputed interest	(2,327)	(2,541)
Present value of lease liability	$6,027	$6,737

The weighted average remaining lease term and weighted average discount rate for operating leases at September 30, 2020 was 12.2 years and 4.74%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2019 was 12.0 years and 4.63%, respectively.

Maturities of the gross operating lease liability at September 30, 2020 are as follows (dollars in thousands):

2020	$307
2021	1,191
2022	600
2023	630
2024	573
Thereafter	5,053
Total of future payments	$8,354

Operating lease costs and sublease rental income for the three months ended September 30, 2020 were $317,000 and $27,000, respectively.  Operating lease costs and sublease rental income for the three months ended September 30, 2019 were $318,000 and $63,000, respectively. Operating lease costs and sublease rental income for the nine months ended September 30, 2020 were $952,000 and $82,000, respectively. Operating lease costs and sublease rental income for the nine months ended September 30, 2019 were $1.1 million and $129,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2020 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2020 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS

Overview

Coming off a strong end to the 2019 year, the Company began the year with good momentum but was disrupted by the coronavirus (COVID-19) pandemic that set off an economic crisis.  Specific events that impacted the Company’s financial results for the first nine months of 2020, and will impact future financial results, include government mandated business closures and stay-at-home orders, which have transformed into some of the highest unemployment rates seen in the Company’s markets.  In addition, unprecedented government stimulus programs and the uncertainties regarding how long the mandates will last have contributed to the unpredictability of the financial impacts that the Company may experience.  The Company is focused on assessing the risks in its loan portfolio and working with our customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

Net income in the third quarter of 2020 decreased $97,000 when compared to the same period in 2019.  Net income was $4.5 million in the third quarter of 2020, with earnings per share of $0.20 basic and fully diluted.  Net income for the third quarter of 2019 was $4.6 million, with earnings per share of $0.21 basic and $0.20 fully diluted. The decrease in net income was driven by a decrease of $1.9 million in interest income, primarily from a $1.1 million payoff within a loan pool in the PCI portfolio, with no carrying value, and thus resulted in the entire payment being recognized as interest income during the nine months ended September 30, 2019. Additionally, noninterest income declined a nominal $39,000 year over year and income tax expense increased by $56,000. Offsetting these decreases to net income were a decrease of $1.2 million in interest expense and a decrease of $704,000 in noninterest expenses. The decrease in noninterest expenses was mainly the result of a nonperforming loan of $4.0 million that was migrated to other real estate owned (OREO) in the third quarter of 2019. As a part of this transaction, the Bank paid delinquent real estate taxes in the amount of $624,000 on this property.

Net income for the first nine months of 2020 was $10.1 million, or $0.45 per common share, basic and fully diluted. This is a decrease of $1.6 million, or 13.5%, when compared with net income of $11.7 million, or $0.52 basic and diluted earnings per share, for the first nine months of 2019. The decrease was primarily the result of the provision for loan losses of $4.2 million for the first nine months of 2020 compared with $125,000 for the same period in 2019. The level of provision in 2020 was recorded to reflect the business and market disruptions arising from the COVID-19 pandemic. Also declining on a year-over-year nine month basis was net interest income by $233,000. Offsetting these decreases to net income were a decrease of $2.1 million in noninterest expenses, primarily from a reduction in salaries and employee benefits of $1.1 million, due primarily to capitalized internal loan origination costs related to PPP loan volume, an increase of $447,000 in noninterest income, which was driven by an increase of $484,000 in mortgage loan income, and a decrease of $224,000 in income tax expense.

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

Net interest income decreased $706,000, or 5.3%, from the third quarter of 2019 to the third quarter of 2020. Net interest income was $12.7 million in the third quarter of 2020 compared with $13.4 million for the same period in 2019.  Interest and dividend income decreased $1.9 million, or 10.9%, over this time period. In the third quarter of 2019, a $1.1 million payoff was received within a loan pool in the PCI portfolio, with no carrying value, which resulted in the entire payment being recognized as interest income. Interest and fees on loans decreased by $427,000, or 3.2%, driven by a decrease in rate. Interest and fees on PCI loans, affected by the $1.1 million payoff previously noted, decreased by $1.4 million and was $962,000 in the third quarter of 2020. Securities income decreased by $138,000, and interest on deposits in other banks increased by $34,000.

The average balance of the loan portfolio, excluding PCI loans, increased by $131.9 million, year over year and averaged $1.169 billion for the third quarter of 2020. The PCI portfolio declined $6.5 million during the year-over-year comparison period. The average balance of total earning assets increased $184.7 million, or 13.9%, from the third quarter of 2019 to the third quarter of 2020. The yield on earning assets decreased from 5.23% in the third quarter of 2019, boosted by the $1.1 million PCI payment, to 4.09% in the third quarter of 2020. The yield on earning assets was the culmination of decreases in the yield on all loans, from 5.74% in the third quarter of 2019 to 4.55% in the third quarter of 2020, in the tax-equivalent yield on securities, from 3.17% in the third quarter of 2019 to 2.89% in the third quarter of 2020, and in the yield on interest bearing bank balances, from 2.58% to 0.68% year over year. Income on interest bearing bank balances   increased $34,000 as a result of an increase of $57.1 million in the average balance in the third quarter of 2020 as compared with the same period one year ago.

Interest expense decreased $1.2 million, or 29.8%, when comparing the third quarter of 2020 and the third quarter of 2019. Interest expense on deposits decreased $1.1 million, or 29.3%, as the cost declined from 1.45% in the third quarter of 2019 to 0.96% for the same period in 2020.  The average balance of interest bearing deposits increased $70.0 million, or 6.9%. This growth was from non-maturity deposit sources. First, there was an increase of $45.8 million, or 29.5%, in the average balance of interest bearing checking accounts, which averaged $201.0 million in the third quarter of 2020. Additionally, there was an increase of $43.9 million in the average balance of savings and money market accounts from the third quarter of 2019 to the same period in 2020. Offsetting these increases was a decrease in the average balance of time deposits of $19.8 million, to $612.8 million for the third quarter of 2020. FHLB and other borrowings benefited from a decrease in cost from 1.99% in the third quarter of 2019 to 1.19% in the third quarter of 2020.  All of the above contributed to the reduction of interest expense for interest-bearing liabilities by $1.2 million despite an increase in the average amount outstanding of $77.4 million. The amount of liquidity in the banking system, along with lower interest rates and a shift in deposit balances decreased the cost of interest bearing liabilities from 1.49% in the third quarter of 2019 to 0.97% in the third quarter of 2020

The tax-equivalent net interest margin decreased 67 basis points, from 4.02% in the third quarter of 2019 to 3.35% in the third quarter of 2020. Likewise, the interest spread decreased from 3.74% to 3.12% over the same time period.  The decrease in the margin was precipitated by a greater decrease in the yield on earning assets of 114 basis points compared with a decline in the cost of interest bearing liabilities of 52 basis points.

Net interest income was $37.3 million for the first nine months of 2020.  This is a slight decrease of $233,000, or 0.6%, from net interest income of $37.5 million for the first nine months of 2019. Interest and dividend income declined by $1.9 million over this time frame. Interest and dividend income was impacted by volume increases offset by a decline in yield. First, there was an increase of $612,000, or 1.6%, in interest and fees on loans, which increased as a result of growth of $111.0 million, or 10.9%, in the average balance of loans in 2020 over 2019. The yield on loans declined from 5.03% for the first nine months of 2019 to 4.59% for the same period in 2020. A portion of this decrease is attributable to the addition of $85.1 million in PPP loans net of fees during the second and third quarters of 2020 at a rate of 1.00%. Interest and fees on PCI loans declined by $1.8 million, or 36.0%. Part of this decline is related to payoffs within charged-off loan pools within the PCI portfolio. The yield on the PCI portfolio was 13.71% for the first nine months of 2020 compared with 17.70% for the same period in 2019. Interest on deposits in other banks declined by $69,000. Interest and dividends on securities declined by $699,000 in the first nine months of 2020 compared with the same period in 2019. The yield on earning assets was 4.38% for the first nine months of 2020, a decline of 64 basis points from 5.02% in the first nine months of 2019. The yield on total loans, which includes PCI loans and PPP loans, declined from 5.48% for the first nine months of 2019 to 4.83% for the same period in 2020. The return on interest bearing bank balances declined from 2.55% to 0.66%, while the tax-equivalent yield on the securities portfolio declined from 3.25% for the first nine months of 2019 to 2.95% for the first nine months of 2020.

Interest expense of $9.9 million for the first nine months of 2020 was a decrease of $1.7 million, or 14.6%, from interest expense of $11.6 million for the first nine months of 2019. The cost of interest bearing liabilities decreased from 1.44% for the first nine months of 2019 to 1.17% for the same period in 2020. Interest on deposits decreased $1.3 million due to a decline in the rate paid from 1.39% for the first nine months of 2019 to 1.16% for the first nine months of 2020. Over the next 12 months, $480.7 million in certificates of deposit, or 78.8% of total certificates, will reprice, and these certificates were paying a weighted average rate of 1.28% at September 30, 2020.  The average balance of interest bearing liabilities increased over this time frame by $45.7 million. Short term borrowing expense decreased by $60,000, and the cost of FHLB and other borrowings decreased by $327,000, or 32.0%, as the rate paid decreased from 2.09% for the first nine months of 2019 to 1.30% for the first nine months of 2020.

The changes noted to interest income and interest expense led to a decline in the net interest margin from 3.84% for the first nine months of 2019 to 3.48% for the same period in 2020. The interest spread also declined over this time frame from 3.58% in 2019 to 3.21% in 2020. Excluding PPP loans from the net interest margin calculation would have resulted in a margin of 3.49% for the first nine months of 2020 compared with the actual margin of 3.48%.  The yield on the loan portfolio would have been 4.68% excluding PPP loans versus the actual yield of 4.59% with PPP loans, and the yield on earning assets would have been 4.44% without PPP loans as opposed to the actual yield of 4.38% that included PPP loans.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2020 and 2019. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended September 30, 2020			Three months ended September 30, 2019
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,169,330	$12,760	4.33%	$1,037,433	$13,187	5.04%
PCI loans	28,480	962	13.21	34,999	2,333	26.07
Total loans	1,197,810	13,722	4.55	1,072,432	15,520	5.74
Interest bearing bank balances	70,590	121	0.68	13,454	87	2.58
Federal funds sold	127	—	0.07	1,795	9	2.08
Securities (taxable)	198,296	1,362	2.75	195,401	1,489	3.05
Securities (tax exempt) (1)	50,551	435	3.44	49,616	450	3.63
Total earning assets	1,517,374	15,640	4.09	1,332,698	17,555	5.23
Allowance for loan losses	(12,424)			(8,872)
Non-earning assets	108,772			101,129
Total assets	$1,613,722			$1,424,955

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$200,995	112	0.22	$155,208	85	0.22
Savings and money market	268,350	241	0.36	224,401	330	0.58
Time deposits	612,848	2,261	1.46	632,625	3,283	2.06
Total interest bearing deposits	1,082,193	2,614	0.96	1,012,234	3,698	1.45
Short-term borrowings	1,611	1	0.21	4,409	28	2.53
FHLB and other borrowings	72,285	221	1.19	62,079	315	1.99
Total interest bearing liabilities	1,156,089	2,836	0.97	1,078,722	4,041	1.49
Noninterest bearing deposits	281,026			181,249
Other liabilities	12,980			14,246
Total liabilities	1,450,095			1,274,217
Shareholders’ equity	163,627			150,738

Total liabilities and shareholders’ equity	$1,613,722			$1,424,955
Net interest earnings		$12,804			$13,514
Interest spread			3.12%			3.74%
Net interest margin			3.35%			4.02%

Tax equivalent adjustment:
Securities		$91			$95

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,127,002	$38,858	4.59%	$1,016,041	$38,246	5.03%
PCI loans	29,917	3,121	13.71	36,321	4,877	17.70
Total loans	1,156,919	41,979	4.83	1,052,362	43,123	5.48
Interest bearing bank balances	46,620	231	0.66	15,752	300	2.55
Federal funds sold	159	—	0.36	890	14	2.17
Securities (taxable)	190,035	4,000	2.81	190,433	4,483	3.14
Securities (tax exempt) (1)	50,192	1,311	3.48	58,577	1,585	3.61
Total earning assets	1,443,925	47,521	4.38	1,318,014	49,505	5.02
Allowance for loan losses	(11,023)			(8,925)
Non-earning assets	108,056			100,221
Total assets	$1,540,958			$1,409,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$184,415	304	0.22	$156,335	258	0.22
Savings and money market	243,311	749	0.41	220,868	930	0.56
Time deposits	629,598	8,162	1.73	634,434	9,333	1.97
Total interest bearing deposits	1,057,324	9,215	1.16	1,011,637	10,521	1.39
Short-term borrowings	2,038	24	1.57	4,072	84	2.77
FHLB and other borrowings	70,263	696	1.30	64,686	1,023	2.09
Total interest bearing liabilities	1,129,625	9,935	1.17	1,080,395	11,628	1.44
Noninterest bearing deposits	237,198			170,919
Other liabilities	13,849			12,809
Total liabilities	1,380,672			1,264,123
Shareholders’ equity	160,286			145,187

Total liabilities and shareholders’ equity	$1,540,958			$1,409,310
Net interest earnings		$37,586			$37,877
Interest spread			3.21%			3.58%
Net interest margin			3.48%			3.84%

Tax equivalent adjustment:
Securities		$275			$333

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was no provision for loan losses on the loan portfolio, excluding PCI loans, in the third quarter of either 2020 or 2019. There was a provision for loan losses on the loan portfolio, excluding PCI loans, of $4.2 million and $125,000 for the nine months ended September 30, 2020 and 2019, respectively.

The provision recorded during the first nine months of 2020 was due to the heightened risks associated with the loan portfolio that resulted from the economic impact of the rapidly evolving effects of the COVID-19 stay-at-home orders, business shut-downs and increased unemployment. The Company’s lenders reviewed each loan within the portfolio to identify those borrowers that management believed to be possibly impacted by the current state of the economy. Loans identified with increased risk were aggregated by loan type. This analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to the provision for loan losses for each of the first two quarters of 2020. The Company determined that no provision was necessary for the third quarter of 2020 after a similar analysis and review process for the quarter.

Due to the COVID-19 pandemic, the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in our geographic territory.  As of September 30, 2020, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Consumer	15.7%
Lessors of commercial properties	18.1
Lessors of residential properties	12.3
Hotels and other lodging	5.5
Medical and care services	4.2
Food service & drinking	2.2
Retail stores	1.4
Personal services	1.1

The Company is working with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  The Company granted relief in the form of various types of payment concessions, including interest only for up to six months or payment deferrals up to the same time frame for loans with outstanding balances of $164.1 million at September 30, 2020.  In accordance with current regulatory guidance, none of these loans were deemed to be TDRs, as they were all current under their terms as of December 31, 2019.

The Company is also helping its customers and communities by participating in the PPP.  As of September 30, 2020, the Company originated 793 loans totaling $85.1 million net of fees, with the median size for all loans made being approximately $31,500. As these loans are 100% guaranteed by the SBA, no allowance for loan losses is required.

With respect to the PCI portfolio, due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the three or nine months ended September 30, 2020 and 2019. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net recoveries of $90,000 in the third quarter of 2020, compared with net charge-offs of $426,000 in the third quarter of 2019. Total charge-offs were $42,000 for the third quarter of 2020 compared with $576,000 in the third quarter of 2019. Recoveries of previously charged-off loans were $132,000 for the third quarter of 2020 compared with $150,000 in the third quarter of 2019.

The loan portfolio, excluding PCI loans, had net charge-offs of $301,000 for the nine months ended September 30, 2020, compared with net charge-offs of $715,000 in the same period of 2019. Total charge-offs were $754,000 for the nine months ended September 30, 2020, compared with $1.3 million in the same period of 2019. Recoveries of previously charged-off loans were $453,000 for the nine months ended September 30, 2020, compared with $541,000 in the same period of 2019.

Noninterest Income

Noninterest income of $1.5 million in the third quarter of 2020 was a decrease of $39,000, or 2.6%, below the third quarter of 2019. Service charges on deposit accounts of $613,000 in the third quarter of 2020 decreased by $145,000, or 19.1%, year over year, due to reduced transaction volumes during the COVID-19 pandemic. Income on bank owned life insurance was $171,000 in the third quarter of 2020, a decrease of $10,000 year over year. Offsetting these decreases to noninterest income was an increase in mortgage loan income, which was $228,000 in the third quarter of 2020 compared with $176,000 in the third quarter of 2019. Other noninterest income was $382,000 in the third quarter of 2020 compared with $346,000 in the third quarter of 2019, an increase of $36,000. Gains on securities transactions of $78,000 in the third quarter of 2020 were an increase of $28,000 compared with the same quarter in 2019.

Noninterest income was $4.4 million for the first nine months of 2020, an increase of $447,000, or 11.2%, over noninterest income of $4.0 million for the first nine months of 2019. Mortgage loan income was $822,000 for the first nine months of 2020, an increase of $484,000 over the same period in 2019. This increase was created by continuity among the mortgage team, coupled with attractive rates and increased referrals within the Bank. Other noninterest income was $974,000 for the first nine months of 2020, an increase of $230,000 over the same period in 2019. The increase was primarily the result from 2020 activity that included a $64,000 gain on the extinguishment of a FHLB borrowing combined with a $261,000 increase in swap fee income. These items were partially offset by a decrease of $120,000 from non-recurring insurance proceeds received in 2019. Gain on sale of loans was $11,000 for the first nine months of 2020 compared with none for the same period in 2019. Offsetting these increases to noninterest income were a decline of $257,000 in service charges and fees, resulting from reduced transaction volumes created by the COVID-19 pandemic stay-at-home orders, and a decrease of $28,000 in income on bank owned life insurance.

Noninterest Expense

Noninterest expenses were $8.5 million for the third quarter of 2020. This is a decrease of $704,000 from noninterest expenses of $9.2 million for the third quarter of 2019. The primary reason for the decline resulted from a decrease in other real estate expenses, net, which were $87,000 in the third quarter of 2020 compared with $565,000 for the same period in 2019. In addition, loan migration to OREO resulted in the Bank paying $624,000 in real estate taxes during the third quarter of 2019. Salaries and employee benefits declined $248,000, or 4.7%. Also decreasing for the period were other operating expenses, which decreased $165,000, and equipment expense, which was $47,000 lower. Offsetting these decreases were increases of $170,000 in FDIC assessment mainly due to a $165,000 assessment credit received by the FDIC in 2019, and $62,000 in data processing expenses.

Noninterest expenses were $25.0 million for the nine months ended September 30, 2020, a decrease of $2.1 million, or 7.6%, year over year. Other real estate expenses, net were $89,000 for the first nine months of 2020 and decreased by $573,000 versus the same period in 2019. In the third quarter of 2019, a nonperforming loan was migrated to OREO and as part of the process the Bank paid $624,000 in real estate taxes on the property. Salaries and employee benefits declined $1.1 million, or 7.1%. In addition to the internal loan costs relating to the origination of PPP loans, the closure of two branch offices in 2019 have positively affected salaries as well as other expense categories in 2020, namely occupancy and equipment expenses. Occupancy expenses were $242,000 lower, equipment expenses were $105,000 lower, and other operating expenses decreased $230,000. FDIC assessment was $455,000 for the first nine months of 2020 and increased $139,000 over the same period in 2019 reflecting the $165,000 credit noted above. Data processing fees were $1.8 million for the first nine months of 2020, an increase of $80,000 when compared with the same period in 2019.

Income Taxes

Income tax expense was $1.1 million for the third quarter of 2020, compared with income tax expense of $1.1 million for the third quarter of 2019. For the first nine months of 2020, income tax expense was $2.5 million compared with $2.7 million for the first nine months of 2019. The effective tax rate for the third quarter of 2020 was 20.2% compared with 19.1% for the third quarter of 2019. For the first nine months of 2020, the effective tax rate was 19.5% compared with 18.7% for the same period in 2019. The increase in the effective tax rate in 2020 compared with 2019 is the result of a lower level of tax-free municipal bond interest income.

FINANCIAL CONDITION

General

Total assets increased $191.4 million, or 13.4%, to $1.622 billion at September 30, 2020 when compared to December 31, 2019.  Total loans, excluding PCI loans, were $1.178 billion at September 30, 2020, increasing $119.4 million, or 11.3%, from year end 2019. Total PCI loans were $27.1 million at September 30, 2020 versus $32.5 million at December 31, 2019.

Loans net of fees that the Bank originated under the PPP grew $1.6 million during the third quarter and were $85.1 million at September 30, 2020. There were PPP loans of $83.5 million outstanding at June 30, 2020. All of these balances are included in commercial loans.  As a result of the economic conditions that existed during the second and third quarters of 2020, commercial loans, excluding PPP loans, declined by $18.9 million from December 31, 2019. Commercial loan balances, excluding PPP balances, declined by $7.2 million during the third quarter of 2020. Commercial real estate loans, the largest category of loans at $452.7 million, or 38.4% of gross loans outstanding, increased $8.8 million, or 2.0%, during the third quarter of 2020. This category has increased $55.8 million, or 14.1%, year to date and $59.6 million, or 15.2%, year over year. Construction and land development loans, totaling $159.8 million, grew by $8.2 million, or 5.4%, during the third quarter of 2020, by $13.2 million since year end 2019 and by $28.8 million, or 22.0%, since September 30, 2019. Residential 1 – 4 family loans declined during the third quarter of 2020 by $1.4 million and ended the period at $204.4 million, or 17.4% of the portfolio. This category declined by $19.2 million during the first nine months of 2020 and $17.6 million since September 30, 2019.

The Company’s securities portfolio, excluding restricted equity securities, increased $34.0 million since year end 2019 to $256.7 million at September 30, 2020. U.S. Treasury issues increased by $12.5 million during the first nine months of 2020 as excess liquidity was invested short-term in very liquid and low risk instruments. Corporate securities with balances, at fair value, of $25.9 million at September 30, 2020, increased by $19.8 million during the nine month period. State, county and municipal securities, the largest investment category at $139.6 million at September 30, 2020, increased by $15.2 million during the first nine months of 2020. Asset backed securities, consisting of student loan pools 97% guaranteed by the U.S. Government, increased by $17.4 million during the first nine months of 2020 and totaled $29.0 million at September 30, 2020. Offsetting these increases was a decrease of $18.8 million in mortgage backed securities and a decline of $12.2 million in balances held in U.S. Government agency bonds. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company is required to account for the effect of changes in the fair value of securities available for sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $233.7 million at September 30, 2020 and $187.0 million at December 31, 2019. At September 30, 2020, the Company had a net unrealized gain on the AFS portfolio of $8.9 million compared with a net unrealized gain of $3.7 million at December 31, 2019. Municipal securities comprised 49.9% of the total AFS portfolio at September 30, 2020. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $75.5 million at September 30, 2020 compared with $28.7 million at year end 2019, an increase of $46.8 million. The majority of this category growth occurred in interest bearing bank balances, $45.1 million during the nine months ended September 30, 2020, as large amounts of liquidity have been funneled into the banking system through the facilitation of PPP loans by the banking industry and stimulus checks issued by the U.S. Treasury under the CARES Act.

Interest bearing deposits at September 30, 2020 were $1.088 billion, an increase of $102.8 million, or 10.4%, from December 31, 2019. Interest bearing checking accounts (formerly NOW accounts) of $201.1 million grew by $5.7 million, or 2.9%, during the third quarter of 2020 and grew $30.6 million, or 17.9%, since year end 2019 and $53.5 million, or 36.2%, since September 30, 2019. Money market deposit accounts were $158.6 million at September 30, 2020 and grew $10.5 million, or 7.1%, during the third quarter of 2020 and $37.7 million, or 31.2%, during the first nine months of 2020. Savings accounts totaled $118.0 million at September 30, 2020 and grew $9.4 million during the third quarter and $21.4 million for the first nine months of 2020. Strong growth in these non-maturity categories for both the quarter and year has allowed the Bank to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category.  As a result, there has been tepid growth in time deposits over $250,000, which grew by $1.4 million in the third quarter of 2020. Time deposits less than or equal to $250,000 declined $24.2 million in the third quarter of 2020.  Time deposit balances combined were 56.1% of interest bearing deposits at September 30, 2020, a decline from 60.6% at December 31, 2019. The growth in interest bearing checking accounts, money market accounts and savings accounts, as well as in noninterest bearing deposits, was $192.9 million during the first nine months of 2020. A portion of this growth was associated with the $85.1 million in PPP loans originated and held at September 30, 2020 and stimulus checks issued under the CARES Act, as well as previously postponed business activity that resulted from the COVID-19 stay-at-home orders. Certificates of deposit in relation to total deposits declined from 51.3% at December 31, 2019 to 44.5% at September 30, 2020.

FHLB borrowings were $68.0 million at September 30, 2020, compared with $68.5 million at December 31, 2019. The stable level of FHLB borrowings during 2020 has been due to the FHLB swiftly responding to the March 16, 2020 rate cut of 1.50% to the discount rate by repricing advances downward to ensure low cost liquidity for the banking system. As a result, the Bank has found this level of borrowing to be a stable source of low cost funding. There were Federal funds purchased of $940,000 at September 30, 2020, down from $24.4 million at December 31, 2019.

Shareholders’ equity was $165.8 million at September 30, 2020, or 10.2% of total assets, compared with $155.5 million, or 10.9% of total assets, at December 31, 2019.  Shareholders’ equity at September 30, 2019 was $152.6 million, or 10.7% of total assets.  On January 22, 2020, the Company announced a share repurchase program of up to 1,000,000 shares of its common stock. During the first nine months of 2020, the Company repurchased 130,800 shares of common stock at a total cost of $885,665.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming assets totaled $8.6 million at September 30, 2020 and net charge-offs were $301,000 for the nine months ended September 30, 2020. This compares with nonperforming assets of $10.8 million and net charge-offs of $879,000 for the year ended December 31, 2019.

Nonaccrual loans were $4.2 million at September 30, 2020, a $1.1 million decrease from $5.3 million at December 31, 2019. The $1.1 million decrease in nonaccrual loans since December 31, 2019 was the net result of $5.1 million in additions to nonaccrual loans and $6.2 million in reductions. The increase related mainly to one construction and land development relationship totaling $1.4 million and three commercial loans totaling $2.4 million. With respect to the reductions in nonaccrual loans, $277,000 were payments to existing credits, $619,000 were charge-offs, $4.9 million were paid off, including $1.9 million of the additions noted above, and $415,000 returned to accruing status.

The allowance for loan losses, excluding PCI, equaled 292.6% of nonaccrual loans at September 30, 2020 compared with 159.3% at December 31, 2019. The ratio of nonperforming assets to loans and OREO decreased 28 basis points. The ratio was 0.73% at September 30, 2020 versus 1.01% at December 31, 2019, which was driven primarily by the decrease in nonperforming loans and increase in total loans primarily from PPP loan originations.

The allowance for loan losses includes an amount that cannot be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the provision of $4.2 million taken for the nine months ended September 30, 2020 primarily due to risk grade deterioration of the portfolio related to COVID-19 resulted in an elevated unallocated amount of $3.1 million at September 30, 2020. Several factors justify the maintenance of this unallocated amount:

-	There was a significant decrease in delinquencies at September 30, 2020 driving the reduction in the calculated allowance. Given the uncertainty of the current economic environment in relation to COVID-19, delinquencies could increase dramatically over the next several quarters. While the Company currently does not believe any of its COVID-19 related modifications rise to the level of a TDR under the current guidance, the true test will be during the next quarter or even the first quarter of 2021 when the modification periods expire and the economic impacts of COVID-19 become more evident.

-	Coverage ratios at September 30, 2020 relating to the allowance to loans, as noted in the table below, are in line with peers and are consistent for the Company with prior periods which have proven to be adequate and produce provisions and allowances for loan losses that are directionally consistent with the credit quality of the loan portfolio. This is an indication that the allowance, in the aggregate, is reasonably stated when considering total loans as well as loans with some doubt regarding ultimate collectability.

-	The Company feels that, if the portfolio continues to show improvement and the calculation continues to yield a significant unallocated component, it will make adjustments as considered appropriate after observing a longer, more substantiated time horizon.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2020 and December 31, 2019, total impaired loans, excluding PCI loans, equaled $9.0 million and $9.9 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Nonaccrual loans	$4,214	$5,292
Loans past due 90 days and accruing interest	—	946
Total nonperforming loans	4,214	6,238
OREO	4,416	4,527
Total nonperforming assets	$8,630	$10,765

Accruing troubled debt restructure loans	$4,753	$4,593

Balances
Specific reserve on impaired loans	1,180	584
General reserve related to unimpaired loans	11,148	7,845
Total allowance for loan losses	12,328	8,429

Average loans during the year, net of unearned income	1,127,002	1,023,861

Impaired loans	8,967	9,885
Non-impaired loans	1,168,742	1,048,438
Total loans, net of unearned income	1,177,709	1,058,323

Ratios
Allowance for loan losses to loans	1.05%	0.80%
Allowance for loan losses to nonaccrual loans	292.55	159.28
General reserve to non-impaired loans	0.95	0.75
Nonaccrual loans to loans	0.36	0.50
Nonperforming assets to loans and OREO	0.73	1.01
Net charge-offs to average loans	0.04	0.09

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2020 and December 31, 2019 is below (dollars in thousands):

	September 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$1,338	$1,378
Commercial	764	1,006
Construction and land development	572	376
Multifamily	—	2,463
Agriculture	51	—
Total real estate loans	2,725	5,223
Commercial loans	1,470	62
Consumer installment loans	19	7
Total loans	$4,214	$5,292

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

Current repurchase activity under the Company’s stock repurchase program was suspended effective April 2, 2020.  The sole reason for this suspension was due to the uncertainties surrounding COVID-19.  On October 29, 2020, the Company announced the recommencement of this program for the repurchase of up to 200,000 shares of its common stock through January 2021.  Shares of common stock may be purchased under the program periodically in privately negotiated transactions or in open market transactions at prevailing market prices, and pursuant to a trading plan in accordance with applicable securities laws. The Company continues to place a heightened emphasis on capital and liquidity to safeguard shareholders, its balance sheet and the needs of its customers.

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

The Bank’s ratio of total risk-based capital was 13.9% at each of September 30, 2020 and December 31, 2019. The tier 1 risk-based capital ratio was 12.9% at September 30, 2020 and 13.2% at December 31, 2019. The Bank’s tier 1 leverage ratio was 10.2% at September 30, 2020 and 11.0% at December 31, 2019. All capital ratios exceed regulatory minimums to be considered well capitalized. BASEL III introduced the common equity tier 1 capital ratio, which was 12.9% at September 30, 2020 and 13.2% at December 31, 2019.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At September 30, 2020, the Bank had a capital conservation buffer of 5.9%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2020 and December 31, 2019 was as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash and due from banks	$18,689	$16,976
Interest bearing bank deposits	56,795	11,708
Available for sale securities, at fair value, unpledged	198,581	157,225
Total liquid assets	$274,065	$185,909

Deposits and other liabilities	$1,456,447	$1,275,361
Ratio of liquid assets to deposits and other liabilities	18.82%	14.58%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at September 30, 2020.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2020 and December 31, 2019, is as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit	$244,625	$210,086
Standby letters of credit	11,890	15,155
Total commitments with off-balance sheet risks	$256,515	$225,241

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $20 million and $10 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded a fair value liability of $683,000 and $44,000 in other liabilities, at September 30, 2020 and December 31, 2019, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net losses were recorded as a component of other comprehensive income in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2020 (dollars in thousands):

	September 30, 2020
	%	$
Change in Yield curve
+400 bp	13.0	6,740
+300 bp	9.3	4,811
+200 bp	5.4	2,814
+100 bp	2.2	1,135
most likely	—	—
‑100 bp	(0.1)	(60)
‑200 bp	(0.1)	(71)
‑300 bp	(0.1)	(73)
‑400 bp	(0.1)	(73)

At September 30, 2020, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 13.0%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 0.1%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

The effects of COVID-19 on economic and market conditions have increased demands on our liquidity as we meet our customers’ and clients’ needs. We suspended repurchases for a period of time under our stock repurchase program to preserve capital and liquidity in order to support our customers and employees and, although we have no current plans to reduce or suspend our common stock dividend, we will continue to exercise prudent capital management and monitor the business environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

The Company did not purchase any shares of its common stock during the quarter ended September 30, 2020.

Effective January 22, 2020, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Company purchased 130,800 shares under the program during the first two quarters of 2020 before suspending activity under it effective April 2, 2020.  On October 26, 2020, the Company authorized the recommencement of the program for the repurchase of up to 200,000 shares of its common stock through January 2021.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

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

Date: November 6, 2020

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 6, 2020