Form 10-K
period 2020-12-31
Community Bankers Trust Corp
filed 2021-03-15
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $119,296,293

On February 28, 2021, there were 22,225,929 shares of the registrant’s common stock, par value $0.01, outstanding, which is the only class of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in conjunction with the registrant’s

2021 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

FORM 10-K

December 31, 2020

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

STRATEGY

The Company operates in many of the strongest growth markets in Virginia and Maryland.  Its operating strategy has been to provide the products and services of the larger financial institutions, but delivered with the individual service focus of a community oriented bank.  This strategy has allowed the Company to have organic growth in its core markets.

The Company’s markets are geographically diverse enough to spread economic risk throughout a number of different customer bases.  Operating under the individual community delivery philosophy, the Company seeks to enhance customer relationships through superior products delivered with extraordinary service, while maintaining a prudent approach to credit quality and risk controls.  The Company’s associates are the most important element in its strategy for success, and therefore there is significant focus on training and building a team-oriented environment.  While the COVID-19 pandemic has created numerous changes in banking, the Company believes that an important aspect that sets the Company apart from other organizations is the ability and desire to give superior personal service to customers no matter what the delivery platform.

The Company believes that, as change in delivery methods and customer contact points has accelerated, the core values that the Company wants to deliver to associates, customers and shareholders is still extremely important to its ongoing success.  The Company’s mission statement is “To provide financial inspiration through intriguingly unique experiences that educate and empower action”.  What makes the Company intriguingly unique is the consistent delivery of core values to the customers and the communities of which it is a part.  The Company believes that this strategy not only gives a competitive advantage over larger banks, but also over web-based financial technology companies.

Building a strong and cohesive culture for the Company is a primary objective of management. The Company’s strategic focus has transformed as it has expanded the various delivery channels through enhanced technology. The Company still offers individual service through its branch offices and customer service center, as well as digital banking through our web based and mobile applications. The Company is constantly upgrading its digital platform to augment the personal service delivery channels. This strategy has resulted in expanded market presence, earnings growth and increased value for shareholders.   Additionally, the Company has been focused on controlling risks and allowing growth in a safe and sound manner.  The Company continues to balance capital strength and growth capacities with strategies to utilize excess capital that will create more value for shareholders. Among these strategies are common share dividends and stock repurchase programs.

OPERATIONS

The Company’s operating strategy is delineated by business lines and by the functional support areas that help accomplish the stated goals and financial budget of the organization. A major component of future income is growth in three core business lines – retail and business banking, commercial and industrial banking and real estate lending. These core businesses, combined with the Company’s digital banking delivery, dictate the market position that the Company needs to take to be successful. Consistent and responsible growth in all these lines and delivery channels is the key to success.

Retail and Business Banking

The Company markets to consumers in geographic areas around its branch network not only through existing bricks and mortar, but also with alternative delivery mechanisms and new product development such as online banking, remote deposit capture, mobile banking and telephonic banking. In addition, the Company attracts new customers by making its service through these distribution points convenient. All of the Company’s existing markets are prime targets for expanding the consumer side of its business with full loan, deposit, investment and insurance relationships. The Company constantly looks for ways to efficiently gain profitable market share.

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

Paycheck Protection Program (PPP) and Other Pandemic Relief

During the COVID-19 pandemic and in response to such government legislation and regulations as Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has participated in the Paycheck Protection Program and in certain forms of approved payment relief to its borrowers. Any actions taken were well vetted within applicable regulations and responsibly managed to ensure the safety of the Bank while helping the businesses and communities that the Company serves.

The Company continues to adapt to the changing business environment and is committed to providing necessary support to its customers and employees to meet the challenges of these uncertain times.

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

No material part of the Company’s business is dependent upon a single or a few customers, and the loss of any single customer would not have a materially adverse effect upon the Company’s business.

EMPLOYEES

As of December 31, 2020, the Company had 246 full-time equivalent employees, including executive officers, loan and other banking officers, branch personnel, operations personnel and other support personnel. None of the Company’s employees is represented by a union or covered under a collective bargaining agreement. Management of the Company considers its employee relations to be excellent.

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

The Bank

The Bank is subject to supervision, regulation and examination by the Bureau and its primary federal regulator, the Federal Reserve. The various laws and regulations issued and administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the incurrence of debt and the acquisition of financial institutions and other companies, and affect business practices and operations, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted, the products and terms offered to customers and the location of offices. Prior approval of the applicable primary federal regulator and the Bureau is required for a Virginia chartered bank or bank holding company to merge with another bank or bank holding company, to purchase the assets or assume the deposits of another bank or bank holding company, or to acquire control of another bank or bank holding company.

The Dodd-Frank Act and the EGRRCPA

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry.

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below. In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking agencies retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

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

Capital Requirements

Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The Federal Reserve establishes risk-based and leveraged capital standards for the financial institutions they regulate. The Federal Reserve also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth.

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

The Basel III Final Rules permanently include in Tier 1 capital trust preferred securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion in total assets, subject to a limit of 25 percent of Tier 1 capital. The Corporation expects that its trust preferred securities will be included in the Corporation’s regulatory capital as Tier 1 capital instruments until their maturity.

As of December 31, 2020, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer on a fully phased-in basis.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. In 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. A bank that elects the CBLRF and has a leverage ratio greater than 9 percent will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8 percent (a bank will be deemed “well capitalized” during the grace period).  The CBLRF was available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable).

The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLRF from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. See “—Legislation and Regulation Related to the Coronavirus Pandemic” below.

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

In 2018, the Federal Reserve issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed in 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. The Bank remains subject to the regulatory capital requirements described above.

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

Deposit Insurance

The Bank’s deposits are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2 percent for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets).  At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2020, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

Banks with less than $10 billion in total consolidated assets are eligible for credits to offset the portion of their assessments that helped to raise the reserve ratio to 1.35 percent. The FDIC automatically applies these credits to reduce an eligible bank’s regular DIF assessment up to the entire amount of the assessment. The Bank was awarded credits of $365,000, of which $207,000 was used to offset its DIF assessment in the third and fourth quarters of 2019. The Company used the remainder of the credits to offset the Bank’s DIF assessment during 2020.

In June 2020, the FDIC adopted a final rule that generally removes the effect of PPP lending when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP. This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.

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

In 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Company and the Bank.

Anti-Money Laundering Legislation

The Company is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Company to take steps to prevent the use of the Company for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Company is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

Legislation and Regulation Related to the Coronavirus Pandemic

In response to the COVID-19 pandemic, federal government enacted the CARES Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

Community Bank Leverage Ratio. The CARES Act directs federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

Temporary Troubled Debt Restructurings (“TDRs”) Relief. The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking agencies are required to defer to the determination of the banks making such suspension.

Small Business Administration Paycheck Protection Program. The CARES Act created the PPP as administered by the Small Business Administration (the “SBA”).. Under the PPP, $349 billion was authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

The federal government also enacted the Consolidated Appropriations Act, 2021, on December 27, 2020, which included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020. In particular, the federal government revived the PPP and allocated an additional $284.45 billion in PPP funds for 2021. As a result, the SBA has modified prior guidance and promulgated new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2020, the Bank was considered “well capitalized.”

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

Risks Related to the COVID-19 Pandemic

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

Other negative effects of the COVID-19 pandemic that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time, but it is likely that we will continue to be adversely affected until the pandemic subsides and the economy begins to recover. Further, COVID-19 may also have the effect of heightening many of the other risks described in this report. Even after the pandemic subsides, it is possible that our markets continue to experience a prolonged recession, which we expect would materially and adversely affect our business, financial condition, liquidity, capital and results of operations.

Risks Related to Our Business, Industry and Markets

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

Risks Related to Our Lending Activities and Our Management of Other Assets

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

In addition, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. In 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial

Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Under this ASU, the current incurred loss credit impairment methodology will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. While this ASU is not effective for us until the fiscal year beginning after December 15, 2022, we expect that the implementation of the CECL model will change our current method of setting an allowance and may result in material changes in our accounting for credit losses on financial instruments. The CECL model may create more volatility in our level of allowance for loan losses. If we are required to materially increase this level for any reason, such increase could adversely affect our business, financial condition, and results of operations.

Our concentration in loans secured by real estate may increase our future credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Credit risk and credit losses can increase if our loans are concentrated to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. Approximately 80.37% of our loans are secured by real estate, both residential and commercial, substantially all of which are located in our market area. A major change in the region’s real estate market, resulting in a deterioration in real estate values, or in the local or national economy, including changes caused by raising interest rates, could adversely affect our customers’ ability to pay these loans, which in turn could adversely impact us. Risk of loan defaults and foreclosures are inherent in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extensions of credit. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

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

The total amount of our available-for-sale securities portfolio was $271.3 million at December 31, 2020. The measurement of the fair value of these securities involves significant judgment due to the complexity of the factors contributing to the measurement. Market volatility makes measurement of the fair value of our securities portfolio even more difficult and subjective. More generally, as market conditions continue to be volatile, we cannot provide assurance with respect to the amount of future unrealized losses in the portfolio. To the extent that any portion of the unrealized losses in these portfolios is determined to be other than temporary, and the loss is related to credit factors, we would recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios could be adversely affected.

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

A significant portion of our loan portfolio consists of loans secured by real estate (80.37% at December 31, 2020). We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

Risks Related to Interest Rates and Liquidity

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

We will be required to transition from the use of the LIBOR index in the future.

We have certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of LIBOR on the current basis is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with borrowers or other financial arrangements may cause us to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on our results of operations.

Risks Related to Our Operations

We may not be able to successfully manage our long-term growth, which may adversely affect our results of operations and financial condition.

A key aspect of our long-term business strategy is our continued growth and expansion. Our ability to continue to grow depends, in part, upon our ability to:

●	open new branch offices or acquire existing branches or other financial institutions;
●	attract deposits to those locations; and

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

We can give no assurances that our deferred tax asset will not become impaired in the future. At December 31, 2020, we recorded net deferred income tax assets of $4.0 million. We assess the realization of deferred income tax assets and record a valuation allowance if it is “more likely than not” that we will not realize all or a portion of the deferred tax asset. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, we need a valuation allowance. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to our core earnings capacity and our prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. The Company does not currently have a valuation allowance; however, due to the uncertainty of estimates and projections, it is possible that we will be required to establish a valuation allowance in future reporting periods.

Risks Related to Our Regulatory Environment

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the current presidential and congressional administrations. The President and/or Congress may change existing financial services regulations or enact new policies affecting financial institutions, specifically community banks. Such changes may include amendments to the Dodd-Frank Act and structural changes to the CFPB. The current administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy, particularly following changes in political leadership and policymakers in the federal government, could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Risks Related to an Investment in Our Stock

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

Our dividends may not be sustained

Although we recommenced paying cash dividends in 2019 to holders of our common stock, holders of common stock are not entitled to receive dividends. Financial, regulatory or economic factors may cause our Board of Directors to consider, among other actions, the suspension or reduction of dividends paid on our common stock. Furthermore, we are a bank holding company that conducts substantially all of its operations through its subsidiaries, including the Bank. As a result, we rely on dividends from the Bank for substantially all of our revenues. There are various regulatory restrictions on the ability of the Bank to pay dividends or make other payments to us, and our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors. If the Bank is unable to pay dividends to us, we may not be able to service our outstanding borrowings and other debt, pay our other obligations or pay a cash dividend to the holders of our common stock, and our business, financial condition and results of operations may be materially adversely affected.

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

HOLDERS OF RECORD

As of December 31, 2020, there were 1,723 holders of record of the Company’s common stock, not including beneficial holders of securities held in street name.

DIVIDENDS

The Company recommenced the payment of quarterly cash dividends in 2019. The payment of dividends is subject to the discretion of the board of directors, and future cash dividend payments to shareholders will depend upon a number of factors, including future earnings, alternative investment opportunities, financial condition, cash requirements and general business conditions.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about common stock that may be issued upon the exercise of options, warrants and rights under the Company’s two stock incentive plans as of December 31, 2020. There are no outstanding warrants or rights under that plan, and the Company does not have any other plans that provide for the issuance of any options, warrants or rights.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans Approved by Security Holders 2009 Stock Incentive Plan 2019 Stock Incentive Plan	1,539,750 314,000	$6.08 9.45	-- 2,138,323
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	1,853,750	$6.65	2,138,323

STOCK PERFORMANCE GRAPH

The stock performance graph set forth below shows the cumulative stockholder return on the Company’s common stock during the period from December 31, 2015, to December 31, 2020, as compared with (i) an overall stock market index, the NASDAQ Composite Index, and (ii) a published industry index, the SNL Bank and Thrift Index. The graph assumes that $100 was invested on December 31, 2015 in the Company’s common stock and in each of the comparable indices and that dividends were reinvested.

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Community Bankers Trust Corporation	100.00	135.01	151.77	134.45	167.95	132.00
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61

PURCHASES OF EQUITY SECURITES BY THE ISSUER

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

The following table provides information with respect to purchases under the share repurchase program during the fourth quarter of 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1 - October 31, 2020	—	—	—	—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	178,900	6.91	178,900	690,300
Total	178,900	$6.91	178,900	690,300

ITEM 6.       SELECTED FINANCIAL DATA

Not applicable

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition at December 31, 2020 and results of operations for the year ended December 31, 2020 of Community Bankers Trust Corporation (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of funds is a function of the average amount of interest bearing deposits and borrowed money outstanding during the period and the interest rates paid thereon. The mix and product type for both loans and deposits can have a significant effect on the net interest income of the Bank. For the past several years, the Bank’s focus has been on maximizing that mix through customer growth and targeted product types, with lenders and other employees directly involved with customer relationships. Additionally, the quality of the interest earning assets further influences the amount of interest income lost on nonaccrual loans and the amount of additions to the allowance for loan losses.

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

The allowance consists of specific, general and unallocated components. For loans that are also classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors relate to loan growth and concentrations, internal environment, loan quality deterioration and delinquencies.  The unallocated component covers uncertainties that could affect management’s estimate of probable losses.

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

Accounting for Certain Loans Acquired in a Transfer

FASB Accounting Standards Codification (ASC) 310, Receivables requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit arrangements are excluded from the scope of FASB ASC 310 which limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments through the allowance for loan losses.

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

OVERVIEW

Coming off a strong end to the 2019 year, the Company began the year with good momentum but was disrupted by the coronavirus (COVID-19) pandemic that set off an economic crisis.  Specific events that impacted the Company’s financial results during 2020, and will impact future financial results, include government mandated business closures and stay-at-home orders, which have transformed into some of the highest unemployment rates seen in the Company’s markets.  In addition, unprecedented government stimulus programs and the uncertainties regarding how long the mandates will last have contributed to the unpredictability of the financial impacts that the Company may experience.  The Company is focused on assessing the risks in its loan portfolio and working with its customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

Total assets increased $213.9 million, or 15.0%, to $1.645 billion at December 31, 2020 when compared with December 31, 2019.  Total loans, excluding PCI loans, were $1.182 billion at December 31, 2020, increasing $124.0 million, or 11.7%, from year end 2019. Total PCI loans were $24.0 million at December 31, 2020 versus $32.5 million at December 31, 2019.

The Company’s securities portfolio, excluding restricted equity securities, was $292.5 million at December 31, 2020 and increased $69.8 million since December 31, 2019. U.S. Treasury issues increased $23.5 million during 2020 as excess liquidity was invested short term in very liquid and low risk instruments. Corporate securities with balances, at fair value, of $26.6 million at December 31, 2020, increased by $20.5 million during 2020. State, county and municipal securities, the largest investment category totaling $146.9 million at December 31, 2020, increased by $22.6 million during 2020. Asset backed securities, consisting of student loan pools 97% guaranteed by the U.S. Government, increased by $25.9 million during 2020 and totaled $37.5 million at December 31, 2020. Offsetting these increases were a decrease of $16.6 million in mortgage backed securities and a decline of $6.1 million in balances held in U.S. Government agency bonds. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The Company had cash and cash equivalents of $63.2 million at December 31, 2020 compared with $28.7 million at year end 2019, an increase of $34.5 million. The majority of this category growth, $33.4 million, occurred in interest bearing bank balances, which were $45.1 million at December 31, 2020, as large amounts of liquidity have been funneled into the banking system through the facilitation of PPP loans by the banking industry and stimulus checks issued by the U.S. Treasury during 2020 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Interest bearing deposits at December 31, 2020 were $1.100 billion, an increase of $114.9 million, or 11.7%, from December 31, 2019. Interest bearing checking accounts (formerly NOW accounts) of $239.6 million grew by $69.1 million, or 40.5%, during 2020. Money market deposit accounts were $154.5 million at December 31, 2020 and grew $33.7 million, or 27.9%, during 2020. Savings accounts totaled $124.4 million at December 31, 2020 and grew $27.8 million, or 28.8%, during 2020. Strong growth in these non-maturity categories for the year has allowed the Bank to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category.  As a result, there has been less growth in time deposits over $250,000, which grew by $8.9 million, or 7.5%, in 2020 and were $128.4 million at December 31, 2020. Time deposits less than or equal to $250,000 declined $24.6 million in 2020 and were $452.9 million at December 31, 2020.  Time deposit balances combined were 52.9% of interest bearing deposits at December 31, 2020 and 41.6% of all deposit balances. This is a decline from 60.6% of interest bearing balances and 51.3% of all deposit balances at December 31, 2019. The growth in interest bearing checking accounts, money market accounts and savings accounts, as well as in noninterest bearing deposits, was $250.9 million, or 44.3%, during 2020. A portion of this growth was associated with the $85.1 million in PPP loans originated during the second and third quarters of 2020  and stimulus checks issued under the CARES Act, as well as previously postponed business activity that resulted from the COVID-19 stay-at-home orders.

In other funding activity, noninterest bearing deposits were $298.9 million at December 31, 2020 and increased by $120.3 million, or 67.4%, during 2020. FHLB borrowings were $57.8 million at December 31, 2020, compared with $68.5 million at December 31, 2019. The stable level of FHLB borrowings during 2020 has been due to the FHLB swiftly responding to the March 16, 2020 rate cut of 1.50% to the discount rate by repricing advances downward to ensure low cost liquidity for the banking system. As a result, the Bank has found this level of borrowing to be a stable source of low cost funding. The average rate paid on FHLB borrowings, net of cash flow hedge, was 1.15% during 2020. There were no Federal funds purchased at December 31, 2020 compared with $24.4 million at December 31, 2019.

Shareholders’ equity was $169.7 million at December 31, 2020, or 10.3% of total assets, compared with $155.5 million, or 10.9% of total assets, at December 31, 2019.  During 2020, the Company repurchased 309,700 shares of common stock at a total cost of $2.1 million.

.

RESULTS OF OPERATIONS

Net Income

Net income was $15.5 million for the year ended December 31, 2020 compared with $15.7 million for the same period in 2019. This is a decrease of $157,000, or 1.0% driven by the provision for loan losses recorded to reflect the business and market disruptions arising from the COVID-19 pandemic. The provision was $4.2 million for 2020 compared with $325,000 for 2019. The decrease in net income on a year-over-year basis was the result of an increase of $1.4 million, or 2.7%, in net interest income, an increase of $594,000, or 11.1%, in noninterest income and a decrease of $2.0 million in noninterest expenses. There was an increase of $226,000 in income tax expense in 2020 compared with 2019. Details on the drivers of these year-over-year changes are presented below. Earnings per share were $0.70 basic and $0.69 fully diluted for 2020 compared with $0.71 basic and $0.70 fully diluted for 2019.

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

Net interest income was $51.3 million for the year ended December 31, 2020.  This is an increase of $1.4 million, or 2.7%, from net interest income of $50.0 million for the year ended December 31, 2019. Interest and dividend income declined by $1.8 million over this time frame. Interest and dividend income was impacted by volume increases offset by a decline in yield. First, there was an increase of $929,000, or 1.8%, in interest and fees on loans, which increased as a result of growth of $119.0 million, or 11.6%, in the average balance of loans in 2020 over 2019. The yield on loans declined from 5.03% for 2019 to 4.61% for 2020. A portion of this decrease is attributable to the addition of $85.1 million in PPP loans net of unamortized fees/costs during the second and third quarters of 2020 at a rate of 1.00%. Interest and fees on PCI loans declined by $2.0 million, or 32.9%. Part of this decline is related to payoffs within charged-off loan pools in the PCI portfolio during 2019. The yield on the PCI portfolio was 14.00% for 2020 compared with 16.99% for 2019. Interest on deposits in other banks declined by $53,000. Interest and dividends on securities declined by $705,000 in 2020 compared with 2019. The yield on earning assets was 4.35% for 2020, a decline of 64 basis points from 4.99% in 2019. The yield on total loans, which includes PCI loans and PPP loans, declined from 5.44% for 2019 to 4.84% for 2020. The return on interest bearing bank balances declined from 2.45% to 0.59%, while the tax-equivalent yield on the securities portfolio declined from 3.23% for 2019 to 2.90% for 2020.

Interest expense of $12.3 million for 2020 was a decrease of $3.2 million, or 20.6%, from interest expense of $15.5 million for 2019. The cost of interest bearing liabilities decreased from 1.44% for 2019 to 1.08% for 2020. Interest on deposits decreased $2.7 million due to a decline in the rate paid from 1.39% for 2019 to 1.06% for 2020. Short term borrowing expense decreased by $89,000, and the cost of FHLB and other borrowings decreased by $426,000, or 31.7%, as the rate paid decreased from 2.04% for 2019 to 1.32% for 2020.

Interest spread is the product of yield on earning assets less cost of total interest bearing liabilities. The Company’s net interest spread declined from 3.55% for the year ended December 31, 2019 to 3.27% for the same period in 2020. The tax equivalent yield (non-GAAP) on earning assets decreased from 4.99% for the year ended December 31, 2019 to 4.35% for the year ended December 31, 2020.

The Company’s total loan to deposit ratio was 86.3% at December 31, 2020 versus 93.8% at December 31, 2019.

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

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

(Dollars in thousands)

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
			Average			Average			Average
	Average	Interest	Rates	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,138,603	$52,480	4.61%	$1,023,861	$51,551	5.03%	$960,978	$46,291	4.82%
PCI loans	28,948	4,053	14.00	35,568	6,042	16.99	40,641	5,222	12.85
Total loans	1,167,551	56,533	4.84	1,059,429	57,593	5.44	1,001,619	51,513	5.14
Interest bearing bank balances	57,022	338	0.59	15,977	391	2.45	13,995	303	2.16
Federal funds sold	172	0	0.27	688	14	2.16	242	5	2.03
Securities (taxable)	195,155	5,373	2.75	188,531	5,870	3.11	178,086	5,258	2.95
Securities (tax exempt) (1)	50,080	1,737	3.47	55,448	2,001	3.61	75,741	2,737	3.61
Total earning assets	1,469,980	63,981	4.35	1,320,073	65,869	4.99	1,269,683	59,816	4.71
Allowance for loan losses	(11,391)			(8,821)			(9,198)
Non-earning assets	109,379			101,590			92,621
Total assets	$1,567,968			$1,412,842			$1,353,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$193,919	$426	0.22	$157,876	$346	0.22	$156,541	325	0.21%
Savings and money market	253,118	943	0.37	221,817	1,268	0.57	230,637	1,187	0.51
Time deposits	623,403	9,997	1.60	627,913	12,422	1.98	581,619	8,745	1.5
Total interest bearing deposits	1,070,440	11,366	1.06	1,007,606	14,036	1.39	968,797	10,257	1.06
Short-term borrowings	1,554	24	1.55	4,422	113	2.56	2,856	65	2.28
FHLB and other borrowings	69,200	917	1.32	65,673	1,343	2.04	90,966	1,732	1.9
Long-term debt
Total interest bearing liabilities	1,141,194	12,307	1.08	1,077,701	15,492	1.44	1,062,619	12,054	1.13
Noninterest bearing deposits	250,875			174,163			155,003
Other liabilities	13,581			13,235			6,219
Total liabilities	1,405,650			1,265,099			1,223,841
Shareholders’ equity	162,318			147,743			129,265

Total liabilities and shareholders’ equity	$1,567,968			$1,412,842			$1,353,106
Net interest earnings		$51,674			$50,377			$47,762
Interest spread			3.27%			3.55%			3.58%
Net interest margin			3.52%			3.82%			3.76%

Tax equivalent adjustment:
Securities		$364			$420			$576
(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21% for each of 2020, 2019 and 2018.

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

EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

(Dollars in thousands)

	2020 compared to 2019			2019 compared to 2018
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans, including fees	$5,772	$(4,843)	$929	$3,031	$2,229	$5,260
PCI loans, including fees	(1,125)	(864)	(1,989)	(652)	1,472	820
Interest bearing bank balances and federal funds sold	995	(1,062)	(67)	52	45	97
Securities	38	(743)	(705)	(288)	319	31
Total earning assets	5,680	(7,512)	(1,832)	2,143	4,065	6,208

Interest Expense:
Demand - interest bearing	79	1	80	3	18	21
Savings and money market	178	(503)	(325)	(45)	126	81
Time deposits	(89)	(2,336)	(2,425)	694	2,983	3,677
Total interest-bearing deposits	168	(2,838)	(2,670)	652	3,127	3,779

Other borrowed funds	14	(529)	(515)	(455)	113	(342)

Total interest-bearing liabilities	182	(3,367)	(3,185)	197	3,240	3,437
Net increase in net interest income	$5,498	$(4,145)	$1,353	$1,946	$825	$2,771

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

Provision for loan losses for the year ended December 31, 2020 was $4.2 million, compared with $325,000 for the year ended December 31, 2019. The provision recorded during 2020 was due to the heightened risks associated with the loan portfolio that resulted from the economic impact of the rapidly evolving effects of the COVID-19 stay-at-home orders, business shut-downs and increased unemployment. Beginning in the first quarter of 2020, management reviews each loan within the portfolio at least quarterly to identify, and monitor on a going forward basis, those borrowers that management believed to be possibly impacted by the economy. Loans identified with increased risk are aggregated by loan type. During the first half of 2020, this analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to the provision for loan losses for each of the first two quarters of 2020.

The Company determined that no provision was necessary for the third or fourth quarters of 2020 after a similar analysis and review process for each quarter.

Due to the COVID-19 pandemic, the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in the Company’s geographic territory. As of December 31, 2020, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Lessors of commercial properties	18.5%
Consumer	13.9
Lessors of residential properties	12.3
Hotels and other lodging	5.6
Medical and care services	4.2
Food service & drinking	2.2
Retail stores	1.5
Personal services	1.1

The Company is working with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  The Company provided COVID-19 related payment relief on loans totaling $182.4 million as of December 31, 2020. PCI loans comprised $12.2 million of this total. As of December 31, 2020, regular payments have resumed on $143.4 million of these loans, of which PCI comprised $8.4 million. The Company re-extended this payment relief on $52.7 million of these loans, $13.7 of which have resumed regular payments and $2.0 million of which were within the PCI portfolio. In accordance with current regulatory guidance and/or the CARES Act, none of these loans were deemed to be TDRs, as they were all current under their terms as of December 31, 2019.

The Company is also helping its customers and communities by participating in the PPP.   The Company originated 793 loans totaling $85.1 million net of fees, with the median size for all loans made being approximately $31,500. These loans had an outstanding balance of $49.3 million net of fees at December 31, 2020.  As these loans are 100% guaranteed by the SBA, no allowance for loan losses is required.

In January 2021, the Company began participating in the third round of PPP under the CARES Act, as amended by the Consolidated Appropriations Act (CAA).   As of March 9, 2021, the Company originated 361 loans totaling $35.5 million net of fees under the CAA.

The allowance for loan losses, excluding PCI loans, equaled 276.7% of nonaccrual loans at December 31, 2020 compared with 159.3% at December 31, 2019. The ratio of the allowance for loan losses to total loans, excluding PCI loans, was 1.04% at December 31, 2020 compared with 0.80% at December 31, 2019. Net charge-offs were $289,000 in 2020 compared with net charge-offs of $879,000 in 2019.

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  Management actively monitors its PCI loan portfolio for impairment and necessary loan loss provisions. Provisions for PCI loans may be necessary due to a change in expected cash flows or an increase in expected losses within a pool of loans. Due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the years December 31, 2020 and 2019.  While the PCI loan portfolio contains significant risk, it was considered in determining the initial fair value, which was reflected in adjustments recorded at the time of the acquisition. See the Asset Quality discussion below for further analysis.

Noninterest Income

Noninterest income was $5.9 million for 2020, an increase of $594,000, or 11.1%, over noninterest income of $5.4 million for 2019. Mortgage loan income was $1.1 million, an increase of $630,000 for 2020 over 2019. This increase was created by continuity within the mortgage team, coupled with attractive rates and increased referrals within the Bank. Other noninterest income was $1.3 million for 2020, an increase of $190,000 over the same period in 2019. The increase was primarily the result from 2020 activity that included a $64,000 gain on the extinguishment of a FHLB borrowing combined with a $272,000 increase in swap fee income. These items were partially offset by a decrease of $120,000 from non-recurring insurance proceeds received in 2019. Gains on securities transactions were $284,000 in 2020, an increase of $49,000 over 2019. Offsetting these increases to noninterest income were a decline of $237,000 in service charges and fees, resulting from reduced transaction volumes created by the COVID-19 pandemic stay-at-home orders, offset by a $102,000 one-time account interchange fee received during the fourth quarter of 2020, and a decrease of $35,000 in income on bank owned life insurance. Gain on sale of loans was $11,000 for 2020 compared with $14,000 in 2019.

Noninterest Expenses

Noninterest expenses were $33.7 million for the year ended December 31, 2020, a decrease of $2.0 million, or 5.6%, year over year. Salaries and employee benefits declined $1.3 million, or 6.0%. The decrease reflects increased capitalized internal loan costs relating to the origination of PPP loans and the closure of two branch offices in 2019.  The branch closures positively affected salaries as well as other expense categories in 2020, namely occupancy and equipment expenses. Occupancy expenses were $275,000 lower, equipment expenses were $117,000 lower, and other operating expenses decreased $221,000. Other real estate expenses, net were $152,000 for 2020 and decreased by $566,000 versus the same period in 2019. In the third quarter of 2019, a nonperforming loan was migrated to OREO and as part of the process the Bank paid $624,000 in real estate taxes on the property. FDIC assessment was $639,000 for 2020 and increased $343,000 over 2019 mainly due to a $324,000 assessment credit received by the FDIC in 2019. Data processing fees were $2.5 million for 2020, an increase of $124,000 when compared with 2019.

Income Taxes

For the year ended December 31, 2020, income tax expense was $3.8 million compared with $3.6 million for 2019. The effective tax rate was 19.5% for the year ended December 31, 2020 compared with 18.4% for the year ended December 31, 2019.  The increase reflects significantly higher tax deductions related to stock option exercises in 2019.

Loans

Total loans were $1.206 billion at December 31, 2020, increasing $115.6 million from $1.091 billion at December 31, 2019.  Total loans, excluding PCI loans, were $1.182 billion at December 31, 2020 versus $1.058 million at December 31, 2019, an increase of $124.0 million, or 11.7%.  Loans, net of unamortized fees/costs that the Bank originated under the PPP were $49.3 million at December 31, 2020. All of these balances are included in commercial loans.  As a result of the economic conditions that existed during 2020, commercial loans, excluding PPP loans, declined by $15.1 million from December 31, 2019. Construction and land development loans increased by the largest dollar amount during 2020, $35.7 million, or 24.4%, and were $182.3 million at December 31, 2020, or 15.4% of total loans. Commercial mortgage loans, the largest category of loans at $474.9 million, or 40.2% of total loans, at December 31, 2020 grew by $78.0 million. Multifamily loans grew by $5.2 million during 2020 and were $78.2 million, or 6.6% of total loans. Residential 1 – 4 family loans declined by $26.3 million during 2020 and were $197.2 million, or 16.7% of total loans, as more of the home loans originated by the Bank are sold on the secondary market through its mortgage division, as evidenced by the increase in mortgage loan income in noninterest income. PCI loans were $24.0 million at December 31, 2020, $8.5 million lower than at year end 2019.

The following tables indicate the total dollar amount of loans outstanding and the percentage of gross loans as of December 31 of the years presented (dollars in thousands):

	2020
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$197,228	16.68%	$21,720	90.35%	$218,948	18.15%
Commercial	474,856	40.16	429	1.78	475,285	39.40
Construction and land development	182,277	15.42	780	3.25	183,057	15.17
Second mortgages	6,360	0.54	904	3.76	7,264	0.60
Multifamily	78,158	6.61	207	0.86	78,365	6.50
Agriculture	6,662	0.56	—	—	6,662	0.55
Total real estate loans	945,541	79.97	24,040	100.00	969,581	80.37
Commercial loans	225,386	19.06	—	—	225,386	18.68
Consumer installment loans	9,996	0.85	—	—	9,996	0.83
All other loans	1,439	0.12	—	—	1,439	0.12
Total loans	$1,182,362	100.00%	$24,040	100.00%	$1,206,402	100.00%

	2019
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$223,538	21.12%	$29,465	90.58%	$253,003	23.19%
Commercial	396,858	37.50	490	1.51	397,348	36.42
Construction and land development	146,566	13.85	1,172	3.60	147,738	13.54
Second mortgages	6,639	0.63	1,169	3.59	7,808	0.72
Multifamily	72,978	6.90	232	0.72	73,210	6.71
Agriculture	8,346	0.79	—	—	8,346	0.77
Total real estate loans	854,925	80.79	32,528	100.00	887,453	81.35
Commercial loans	191,183	18.06	—	—	191,183	17.53
Consumer installment loans	11,163	1.05	—	—	11,163	1.02
All other loans	1,052	0.10	—	—	1,052	0.10
Total loans	$1,058,323	100.00%	$32,528	100.00%	$1,090,851	100.00%

	2018
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$216,268	21.77%	$34,240	89.43%	$250,508	24.27%
Commercial	379,904	38.23	746	1.95	380,650	36.89
Construction and land development	120,413	12.12	1,326	3.46	121,739	11.80
Second mortgages	6,778	0.68	1,729	4.52	8,507	0.82
Multifamily	59,557	5.99	244	0.64	59,801	5.79
Agriculture	8,370	0.84	—	—	8,370	0.81
Total real estate loans	791,290	79.63	38,285	100.00	829,575	80.38
Commercial loans	188,722	18.99	—	—	188,722	18.29
Consumer installment loans	12,048	1.21	—	—	12,048	1.17
All other loans	1,645	0.17	—	—	1,645	0.16
Total loans	$993,705	100.00%	$38,285	100.00%	$1,031,990	100.00%

	2017
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$227,542	24.16%	$39,805	89.79%	$267,347	27.10%
Commercial	366,331	38.89	547	1.23	366,878	37.20
Construction and land development	107,814	11.44	1,588	3.58	109,402	11.09
Second mortgages	8,410	0.89	2,136	4.82	10,546	1.07
Multifamily	59,024	6.27	257	0.58	59,281	6.01
Agriculture	7,483	0.79	—	—	7,483	0.76
Total real estate loans	776,604	82.44	44,333	100.00	820,937	83.23
Commercial loans	159,024	16.88	—	—	159,024	16.13
Consumer installment loans	5,169	0.55	—	—	5,169	0.52
All other loans	1,221	0.13	—	—	1,221	0.12
Total loans	$942,018	100.00%	$44,333	100.00%	$986,351	100.00%

	2016
	Loans		PCI Loans		Total Loans
Mortgage loans on real estate:
Residential 1‑4 family	$207,863	24.86%	$46,623	89.72%	$254,486	28.64%
Commercial	339,804	40.63	649	1.25	340,453	38.33
Construction and land development	98,282	11.75	1,969	3.79	100,251	11.29
Second mortgages	7,911	0.95	2,453	4.72	10,364	1.17
Multifamily	39,084	4.67	270	0.52	39,354	4.43
Agriculture	7,185	0.86	—	—	7,185	0.81
Total real estate loans	700,129	83.72	51,964	100.00	752,093	84.67
Commercial loans	129,300	15.46	—	—	129,300	14.56
Consumer installment loans	5,627	0.67	—	—	5,627	0.63
All other loans	1,243	0.15	—	—	1,243	0.14
Total loans	$836,299	100.00%	$51,964	100.00%	$888,263	100.00%

The following table indicates the contractual maturity of commercial and construction and land development loans as of December 31, 2020 (dollars in thousands):

		Construction and
	Commercial	land development
Within 1 year	$59,816	$115,761
Variable Rate
One to Five Years	29,743	$33,265
After Five Years	27,516	11,320
Total	57,259	$44,585
Fixed Rate
One to Five Years	98,332	$22,574
After Five Years	9,979	137
Total	108,311	$22,711
Total Maturities	$225,386	$183,057

Asset Quality – Assets, Excluding PCI Loans

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This nonperforming loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. At December 31, 2020, nonperforming assets totaled $8.9 million and net charge-offs were $289,000. Nonperforming assets totaled $10.8 million and net charge-offs were $879,000 at December 31, 2019.

Nonperforming loans were $4.5 million at December 31, 2020 compared to $6.2 million at December 31, 2019. The $1.7 million decrease in nonperforming loans since December 31, 2019 was the net result of $5.3 million in additions to nonperforming loans and $7.0 million in reductions. The increase related mainly to one construction and land development relationship totaling $1.4 million and four commercial loan relationships totaling $3.3 million. With respect to the reductions in nonaccrual loans, $352,000 were payments to existing nonaccrual loans, $619,000 were charge-offs, $5.6 million were paid off, including $2.0 million of the additions noted above, and $415,000 returned to accruing status.

The following table sets forth selected asset quality data and ratios with respect to assets, excluding PCI loans, at December 31 of the years presented (dollars in thousands):

	2020	2019	2018	2017	2016
Nonaccrual loans	$4,460	$5,292	$9,500	$9,026	$10,243
Loans past due 90 days and accruing interest	45	946	—	—	—
Total nonperforming loans	4,505	6,238	9,500	9,026	10,243
OREO	4,361	4,527	1,099	2,791	4,427
Total nonperforming assets	$8,866	$10,765	$10,599	$11,817	$14,670

Accruing troubled debt restructure loans	$4,679	$4,593	$8,359	$5,271	$4,653

Balances
Specific reserve on impaired loans	1,165	584	2,246	959	1,130
General reserve related to unimpaired loans	11,175	7,845	6,737	8,010	8,363
Total allowance for loan losses	12,340	8,429	8,983	8,969	9,493

Average loans during the year, net of unearned income	1,138,603	1,023,861	960,978	870,258	787,245

Impaired loans	9,139	9,885	17,859	14,297	18,541
Non-impaired loans	1,173,223	1,048,438	975,846	927,721	817,758
Total loans, net of unearned income	1,182,362	1,058,323	993,705	942,018	836,299

Ratios
Allowance for loan losses to loans	1.04%	0.80%	0.90%	0.95%	1.14
Allowance for loan losses to nonaccrual loans	276.68	159.28	94.56	99.37	92.68
General reserve to non-impaired loans	0.95	0.75	0.69	0.86	1.02
Nonaccrual loans to loans	0.38	0.50	0.96	0.96	1.22
Nonperforming assets to loans and OREO	0.75	1.01	1.07	1.25	1.74
Net charge-offs to average loans	0.03	0.09	(0.00)	0.12	0.07

The following table presents the composition of the Company’s nonaccrual loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2020	2019	2018	2017	2016
Mortgage loans on real estate:
Residential 1‑4 family	$1,357	$1,378	$1,257	$1,962	$2,893
Commercial	730	1,006	2,123	1,498	1,758
Construction and land development	44	376	4,571	4,277	5,495
Multifamily	—	2,463	—	—	—
Agriculture	45	—	—	68	—
Total real estate loans	2,176	5,223	7,951	7,805	10,146
Commercial loans	2,264	62	1,549	1,214	53
Consumer installment loans	20	7	—	7	44
Total loans	$4,460	$5,292	$9,500	$9,026	$10,243

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

The following table indicates the dollar amount of the allowance for loan losses, excluding PCI loans, including charge-offs and recoveries by loan type and related ratios as of December 31 of the years presented (dollars in thousands):

	2020	2019	2018	2017	2016
Balance, beginning of year	$8,429	$8,983	$8,969	$9,493	$9,559
Loans charged-off:
Commercial	608	724	45	431	—
Real estate	—	667	216	797	687
Consumer and other loans	176	253	220	285	191
Total loans charged-off	784	1,644	481	1,513	878
Recoveries:
Commercial	87	184	49	5	11
Real estate	319	465	234	282	245
Consumer and other loans	89	116	212	152	106
Total recoveries	495	765	495	439	362
Net charge-offs (recoveries)	289	879	(14)	1,074	516
Provision for loan losses	4,200	325	—	550	450
Balance, end of year	$12,340	$8,429	$8,983	$8,969	$9,493
Allowance for loan losses to loans	1.04%	0.80%	0.90%	0.95%	1.14%
Net charge-offs (recoveries) to average loans	0.03%	0.09%	(0.00)%	0.12%	0.07%
Allowance to nonperforming loans	276.68%	159.28%	94.57%	99.37%	92.68%

During 2020, the Company’s net charge-offs of $289,000 was a decrease of $590,000 from net charge-offs of $879,000 in the prior year. Net charge-offs (recoveries) by loan category to total net charge-offs (recoveries) were the following for 2020: 180.28% for commercial loans, (110.38)% for real estate loans, and 30.1% for consumer loans.

During 2019, the Company’s net charge-offs of $879,000 was an increase of $893,000 from net recoveries of $14,000 in the prior year and were primarily centered in commercial loans. Net charge-offs by loan category to total net charge-offs were the following for 2019: 61.4% for commercial loans, 23.0% for real estate loans, and 15.6% for consumer loans.

While the entire allowance is available to cover charge-offs from all loan types, the following table indicates the dollar amount allocation of the allowance for loan losses by loan type, as well as the ratio of the related outstanding loan balances to loans, excluding PCI loans, as of December 31 of the years presented (dollars in thousands):

	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,897	19.1%	$1,980	18.1%	$1,894	19.0%	$1,139	16.9%	$602	15.5%
Construction and land development	2,545	15.4	1,044	13.9	1,161	12.1	1,247	11.4	2,195	11.7
Real estate mortgage	7,772	64.5	5,246	66.9	4,499	67.5	6,423	71.0	5,068	72.0
Consumer and other	126	1.0	121	1.1	164	1.4	113	0.7	142	0.8
Unallocated	—	—	38	—	1,265	—	47	—	1,486	—
Total allowance	$12,340	100%	$8,429	100%	$8,983	100%	$8,969	100%	$9,493	100%

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

Securities

The Company’s securities portfolio, excluding restricted equity securities, increased $69.8 million, or 31.4%, since year end 2019, to $292.5 million at December 31, 2020. State, county and municipal bonds, 50.2% of total securities, increased $22.6 million during the year and totaled $146.9 million at December 31, 2020. Gains on securities transactions, net totaled $284,000 during 2020 compared with $235,000 in 2019. The Company actively manages the portfolio to improve its liquidity and maximize the return within the desired risk profile.

The following table summarizes the securities portfolio by contractual maturity and issuer, including weighted average yields, excluding restricted stock, as of December 31, 2020 (dollars in thousands):

	1 Year or Less	1‑5 Years	5‑10 Years	Over 10 Years	Total
U.S. Treasury Issue and other
U.S. Government agencies
Amortized Cost	$23,545	$12,791	$4,046	$8,998	$49,380
Fair Value	23,544	12,839	4,029	8,940	49,352
Weighted Avg Yield	0.06%	1.10%	1.38%	0.89%	0.56%
State, county and municipal(1)
Amortized Cost	8,226	50,008	61,749	19,805	139,788
Fair Value	8,300	52,936	65,721	21,020	147,977
Weighted Avg Yield	3.72%	3.49%	3.07%	3.00%	3.25%
Corporate and other bonds
Amortized Cost	9,596	33,725	19,656	—	62,977
Fair Value	9,634	34,375	20,077	—	64,086
Weighted Avg Yield	3.95%	2.49%	2.20%	—%	2.62%
Mortgage Backed securities
Amortized Cost	1,941	10,320	16,374	1,799	30,434
Fair Value	1,952	10,979	17,456	1,802	32,189
Weighted Avg Yield	1.46%	2.58%	2.39%	2.60%	2.41%
Total
Amortized Cost	43,308	106,844	101,825	30,602	282,579
Fair Value	43,430	111,129	107,283	31,762	293,604
Weighted Avg Yield	1.68%	2.80%	2.72%	2.36%	2.55%
(1)	Computed on a tax equivalent basis

The amortized cost and fair value of securities available for sale and held to maturity as of December 31 of the years presented are as follows (dollars in thousands):

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$23,500	$—	$(1)	$23,499
U.S. Government agencies	25,880	114	(141)	25,853
State, county and municipal	118,612	7,172	(64)	125,720
Mortgage backed securities	30,434	1,756	(1)	32,189
Asset backed securities	36,841	704	(57)	37,488
Corporate bonds	26,136	480	(18)	26,598
Total securities available for sale	$261,403	$10,226	$(282)	$271,347

Securities Held to Maturity
U.S. Government agencies	$—	$—	$—	$—
State, county and municipal	21,176	1,081	—	22,257
Total securities held to maturity	$21,176	$1,081	$—	$22,257

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total securities available for sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total securities held to maturity	$35,733	$913	$(13)	$36,633

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$13,460	$—	$(336)	$13,124
U.S. Government agencies	24,689	71	(151)	24,609
State, county and municipal	112,465	1,018	(941)	112,542
Mortgage backed securities	46,877	196	(656)	46,417
Asset backed securities	5,342	73	(4)	5,411
Corporate bonds	4,685	—	(62)	4,623
Total securities available for sale	$207,518	$1,358	$(2,150)	$206,726

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(210)	$9,790
State, county and municipal	32,108	419	(64)	32,463
Total securities held to maturity	$42,108	$419	$(274)	$42,253

Deposits

The Company’s lending and investing activities are funded primarily through its deposits. Interest bearing deposits at December 31, 2020 were $1.100 billion, an increase of $114.9 million, or 11.7%, from December 31, 2019. Interest bearing checking accounts (formerly NOW accounts) of $239.6 million grew by $69.1 million, or 40.5%, during 2020, including growth of $38.5 million during the fourth quarter of 2020. Money market deposit accounts were $154.5 million at December 31, 2020 and grew $33.7 million, or 27.9%, during 2020. Savings accounts totaled $124.4 million at December 31, 2020 and grew $27.8 million, or 28.8%, during 2020. Strong growth in these non-maturity categories for the year has allowed the Bank to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category.  As a result, there has been less growth in time deposits over $250,000, which grew by $8.9 million, or 7.5%, in 2020 and were $128.4 million at December 31, 2020. Time deposits less than or equal to $250,000 declined $24.6 million in 2020 and were $452.9 million at December 31, 2020.  Time deposit balances combined were 52.9% of interest bearing deposits at December 31, 2020 and 41.6% of all deposit balances. This is a decline from 60.6% of interest bearing balances and 51.3% of all deposit balances at December 31, 2019. The growth in interest bearing checking accounts, money market accounts and savings accounts, as well as in noninterest bearing deposits, was $250.9 million, or 44.3%, during 2020. A portion of this growth was associated with the $85.1 million in PPP loans originated during 2020 and stimulus checks issued under the CARES Act, as well as previously postponed business activity that resulted from the COVID-19 stay-at-home orders.

.

The following table summarizes deposits by product and percent of total deposits for the periods ended December 31 of the years presented (dollars in thousands):

	2020		2019		2018
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Noninterest bearing	$298,901	21.4%	$178,584	15.3%	$165,086	14.2%
Interest bearing:
Interest checking	239,628	17.1	—	—	—	—
NOW	—	—	170,532	14.7	165,946	14.2
MMDA	154,503	11.0	120,841	10.4	126,933	10.9
Savings	124,384	8.9	96,570	8.3	92,910	8.0
Time deposits less than $100,000	452,885	32.4	263,619	22.7	264,678	22.7
Time deposits $100,000 and over	128,400	9.2	333,302	28.6	349,422	30.0
Total interest bearing deposits	1,099,800	78.6	984,864	84.7	999,889	85.8
	$1,398,701	100.0%	$1,163,448	100.0%	$1,164,975	100.0%

The Company derives a significant amount of its deposits through time deposits, and certificates of deposit specifically. The following table summarizes the contractual maturity of time deposits $100,000 or more, as of December 31, 2020 (dollars in thousands):

Within 3 months	$98,259
3‑6 months	50,958
6‑12 months	127,592
over 12 months	63,709
Total	$340,518

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

		FHLB Borrowings
	Federal Funds	Short-term	Long-term notes
	Purchased	Advances	payable	Total
As of December 31, 2020
Amount outstanding at year end	$—	$10,000	$47,833	$57,833
Maximum month-end outstanding balance	7,254	20,000	48,500
Average outstanding balance during the year	1,260	17,554	47,995
Average interest rate during the year	1.55%	0.70%	1.11%
Average interest rate at year end	—%	0.24%	1.04%

		FHLB Borrowings
	Federal Funds	Short-term	Long-term notes
	Purchased	Advances	payable	Total
As of December 31, 2019
Amount outstanding at year end	$24,437	$20,000	$48,500	$68,500
Maximum month-end outstanding balance	24,437	50,000	48,667
Average outstanding balance during the year	4,422	35,123	26,426
Average interest rate during the year	2.56%	2.45%	1.76%
Average interest rate at year end	2.26%	1.74%	1.45%

		FHLB Borrowings
	Federal Funds	Short-term	Long-term notes
	Purchased	Advances	payable	Total
As of December 31, 2018
Amount outstanding at year end	$19,440	$40,000	$19,447	$59,447
Maximum month-end outstanding balance	20,000	75,500	30,929
Average outstanding balance during the year	2,856	62,138	24,704
Average interest rate during the year	2.28%	1.97%	1.76%
Average interest rate at year end	2.94%	2.53%	1.87%

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at December 31, 2020 and 2019 was as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash and due from banks	$17,845	$16,976
Interest bearing bank deposits	45,118	11,708
Federal funds sold	222	—
Available for sale securities, at fair value, unpledged	235,784	157,225
Total liquid assets	$298,969	$185,909

Deposits and other liabilities	$1,475,155	$1,275,361
Ratio of liquid assets to deposits and other liabilities	20.27%	14.58%

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

Effective January 22, 2020, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The Company purchased 130,800 shares under the program during the first two quarters of 2020 before suspending activity under it effective April 2, 2020 due to the uncertainties surrounding COVID-19.  On October 26, 2020, the Company authorized the recommencement of the program for the repurchase of up to 200,000 shares of its common stock through January 2021.  The Company purchased an additional 178,900 shares as of December 31, 2020. Shares of common stock may be purchased under the program periodically in privately negotiated transactions or in open market transactions at prevailing market prices, and pursuant to a trading plan in accordance with applicable securities laws. The Company continues to place a heightened emphasis on capital and liquidity to safeguard shareholders, its balance sheet and the needs of its customers.

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

Under the Basel III regulatory capital framework, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The Bank had a capital conservation buffer of 5.61% and 5.86% at December 31, 2020 and 2019, respectively, above the required buffer of 2.5% for each of 2020 and 2019.

The following table shows the Bank’s capital ratios at the dates indicated (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets	$178,363	13.61%	$164,783	13.86%
Tier 1 Capital to risk weighted assets	166,210	12.68%	156,541	13.16%
Common Equity Tier 1 Capital to risk weighted assets	166,210	12.68%	156,541	13.16%
Tier 1 Capital to adjusted average total assets	166,210	10.14%	156,541	11.03%

All capital ratios exceed regulatory minimums for well capitalized institutions as referenced in Note 19 to the Consolidated Financial Statements.

On December 12, 2003, BOE Statutory Trust I, a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2020 and 2019, was 3.98% and 5.45%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions that began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the capital securities.

Off-Balance Sheet Arrangements

A summary of the contract amount of the Company’s exposure to off-balance sheet risk as of December 31, 2020 and 2019, is as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit	$245,858	$210,086
Standby letters of credit	15,193	15,155
Total commitments with off-balance sheet risks	$261,051	$225,241

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $20 million and $10 million at December 31, 2020 and 2019, respectively. The Company recorded a fair value liability of $631,000 and $44,000 in other liabilities at December 31, 2020 and 2019, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net gain was recorded as a component of other comprehensive income recorded in the Company’s consolidated statements of comprehensive income.

Financial Ratios

Financial ratios give investors a way to compare companies within industries to analyze financial performance. Return on average assets is net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources. Return on average equity is net income as a percentage of average stockholders’ equity. It provides a measure of how productively a Company’s equity has been employed. Dividend payout ratio is the percentage of net income paid to common shareholders as cash dividends during a given period. It is computed by dividing dividends per share by net income per common share. The Company paid dividends to shareholders of $4.7 million and $2.9 million during the years ended December 31, 2020 and 2019, respectively.  The Company did not pay dividends to shareholders during the years ended December 31, 2018. The Company utilizes leverage within guidelines prescribed by federal banking regulators as described in the “Capital Requirements” section. Leverage is average shareholders’ equity divided by average total assets.

The following table shows the Company’s financial ratios at the dates indicated:

	Year Ended December 31
	2020	2019	2018
Return on average assets	0.99%	1.11%	1.01%
Return on average equity	9.58%	10.63%	10.59%
Dividend payout	28.57%	18.31	—
Leverage	10.35%	10.46%	9.55%

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at December 31, 2020, 2019 and 2018 (dollars in thousands):

	2020		2019		2018
	%	$	%	$	%	$
Change in Yield curve
+400 bp	11.7	6,175	4.4	2,211	3.8	1,807
+300 bp	8.5	4,459	3.5	1,775	3.1	1,441
+200 bp	5.0	2,657	2.6	1,286	2.3	1,087
+100 bp	2.0	1,070	1.2	605	1.3	623
most likely	—	—	—	—	—	—
‑100 bp	(0.3)	(147)	(0.8)	(410)	(1.6)	(758)
‑200 bp	(0.3)	(158)	(1.9)	(975)	(3.2)	(1,515)
‑300 bp	(0.3)	(161)	(2.0)	(995)	(5.1)	(2,403)
‑400 bp	(0.3)	(161)	(2.0)	(995)	(5.2)	(2,430)

At December 31, 2020, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 11.7%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by

0.3%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Community Bankers Trust Corporation

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Bankers Trust Corporation and its Subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Loans Collectively Evaluated for Impairment – Quantitative & Qualitative Allocations

Description of the Matter

As described in Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans and Related Allowance for Loan Losses) to the consolidated financial statements, the Company maintains an allowance for loan losses that it believes is appropriate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience.  The Company’s allowance for loan losses has three basic components: specific, general and unallocated. At December 31, 2020, the general allowance represented $11,175,000 of the total allowance for loan losses of $12,340,000 and the unallocated represented $0. For loans that are not specifically identified for impairment, the general allowance uses historical loss experience along with various quantitative and qualitative allocations to develop a general reserve for each loan segment.  The adjustments to the historical loss experience are established by applying quantitative allocations based on risk grade migration trends, severe delinquency trends, concentration trends and qualitative allocations for internal and external environmental factors. Quantitative and qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors, primarily considering loan review results; policy exceptions; collateral values; management changes; and economic factors.

Management exercised significant judgment when assessing the quantitative and qualitative allocations in estimating the allowance for loan losses. We identified the assessment of the quantitative and qualitative allocations as a critical audit matter as auditing these allocations involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the quantitative and qualitative allocations, which included:
●	Evaluating the completeness and accuracy of data inputs used as a basis for the quantitative and qualitative allocations.
●	Evaluating the reasonableness of management’s judgments related to the determination of quantitative and qualitative allocations.
●	Evaluating the quantitative and qualitative allocations for directional consistency and for reasonableness.
●	Testing the mathematical accuracy of the allowance calculation, including the application of the quantitative and qualitative allocations.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2018.

Richmond, Virginia

March 15, 2021

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019

(dollars in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$17,845	$16,976
Interest bearing bank deposits	45,118	11,708
Federal funds sold	222	—
Total cash and cash equivalents	63,185	28,684

Securities available for sale, at fair value	271,347	186,969
Securities held to maturity, at cost (fair value of $22,257 and $36,633, respectively)	21,176	35,733
Equity securities, restricted, at cost	8,436	8,855
Total securities	300,959	231,557

Loans held for sale	—	501

Loans	1,182,362	1,058,323
Purchased credit impaired (PCI) loans	24,040	32,528
Total loans	1,206,402	1,090,851
Allowance for loan losses (loans of $12,340 and $8,429, respectively; PCI loans of $156 and $156, respectively)	(12,496)	(8,585)
Net loans	1,193,906	1,082,266

Bank premises and equipment, net	27,897	29,472
Bank premises and equipment held for sale	1,507	1,589
Right-of-use lease assets	5,530	6,472
Other real estate owned	4,361	4,527
Bank owned life insurance	30,029	29,340
Other assets	17,435	16,432
Total assets	$1,644,809	$1,430,840

LIABILITIES
Deposits:
Noninterest bearing	$298,901	$178,584
Interest bearing	1,099,800	984,864
Total deposits	1,398,701	1,163,448

Federal funds purchased	-	24,437
Federal Home Loan Bank borrowings	57,833	68,500
Trust preferred capital notes	4,124	4,124
Lease liabilities	5,787	6,737
Other liabilities	8,710	8,115
Total liabilities	1,475,155	1,275,361

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized, $0.01 par value; 22,200,929 and 22,422,621 shares issued and outstanding, respectively)	222	224
Additional paid in capital	149,822	150,728
Retained earnings	13,419	2,562
Accumulated other comprehensive income	6,191	1,965
Total shareholders’ equity	169,654	155,479
Total liabilities and shareholders’ equity	$1,644,809	$1,430,840

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(dollars and shares in thousands, except per share data)

	2020	2019
Interest and dividend income
Interest and fees on loans	$52,480	$51,551
Interest and fees on PCI loans	4,053	6,042
Interest on federal funds sold	-	14
Interest on deposits in other banks	338	391
Interest and dividends on securities
Taxable	5,373	5,870
Nontaxable	1,373	1,581
Total interest and dividend income	63,617	65,449
Interest expense
Interest on deposits	11,366	14,036
Interest on borrowed funds	941	1,456
Total interest expense	12,307	15,492
Net interest income	51,310	49,957
Provision for loan losses	4,200	325
Net interest income after provision for loan losses	47,110	49,632
Noninterest income
Service charges and fees	2,594	2,831
Gain on securities transactions, net	284	235
Gain on sale of other loans	11	14
Income on bank owned life insurance	689	724
Mortgage loan income	1,116	486
Other	1,254	1,064
Total noninterest income	5,948	5,354
Noninterest expense
Salaries and employee benefits	20,138	21,423
Occupancy expenses	3,178	3,453
Equipment expenses	1,367	1,484
FDIC assessment	639	296
Data processing fees	2,453	2,329
Other real estate expense, net	152	718
Other operating expenses	5,805	6,026
Total noninterest expense	33,732	35,729
Income before income taxes	19,326	19,257
Income tax expense	3,778	3,552
Net income	$15,548	$15,705
Net income per share — basic	$0.70	$0.71
Net income per share — diluted	$0.69	$0.70
Weighted average number of shares outstanding
Basic	22,331	22,264
Diluted	22,539	22,531

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(dollars in thousands)

	2020	2019
Net income	$15,548	$15,705

Other comprehensive income:
Unrealized gain on investment securities:
Change in unrealized gain on investment securities	6,528	4,727
Tax related to unrealized gain on investment securities	(1,435)	(1,039)
Reclassification adjustment for gain on securities sold	(284)	(235)
Tax related to realized gain on securities sold	62	52
Defined benefit pension plan:
Change in prior service cost	5	5
Change in unrealized loss on plan assets	(243)	(41)
Tax related to defined benefit pension plan	51	7
Cash flow hedge:
Change in unrealized loss on cash flow hedge	(587)	(297)
Tax related to cash flow hedge	129	65
Total other comprehensive income	4,226	3,244
Total comprehensive income	$19,774	$18,949

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(dollars and shares in thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance December 31, 2018	22,132	$221	$148,763	$(10,244)	$(1,279)	$137,461
Issuance of common stock	27	—	215	—	—	215
Exercise and issuance of employee stock options	264	3	1,750	—	—	1,753
Net income	—	—	—	15,705	—	15,705
Dividends paid on common stock ($0.13 per share)	—	—	—	(2,899)	—	(2,899)
Other comprehensive income	—	—	—	—	3,244	3,244
Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	26	—	208	—	—	208
Exercise and issuance of employee stock options	62	1	998	—	—	999
Stock purchased under stock repurchase program	(310)	(3)	(2,112)	—		(2,115)
Net income	—	—	—	15,548	—	15,548
Dividends paid on common stock ($0.20 per share)	—	—	—	(4,691)	—	(4,691)
Other comprehensive income	—	—	—	—	4,226	4,226
Balance December 31, 2020	22,201	$222	$149,822	$13,419	$6,191	$169,654

See accompanying notes to consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(dollars in thousands)

	2020	2019
Operating activities:
Net income	$15,548	$15,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,815	2,039
Right-of-use lease asset amortization	942	936
Stock-based compensation expense	1,134	1,075
Tax benefit of exercised stock options	(63)	(260)
Amortization of purchased loan premium	330	311
Deferred tax (benefit) expense	(834)	420
Provision for loan losses	4,200	325
Amortization of security premiums and accretion of discounts, net	687	1,170
Net gain on sale of securities	(284)	(235)
Net loss (gain) on sale and valuation of other real estate owned	32	(56)
Net loss on disposal of premises and equipment	82	7
Net gain on sale of loans	(11)	(14)
Net gain on sale of mortgages held for sale	(1,116)	(486)
Originations of mortgages held for sale	(26,126)	(21,061)
Proceeds from sales of mortgages held for sale	27,743	21,192
Increase in bank owned life insurance investment	(689)	(724)
Changes in assets and liabilities:
(Increase) decrease in other assets	(953)	686
Decrease in accrued expenses and other liabilities	(879)	(16)
Net cash provided by operating activities	21,558	21,014

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	92,825	94,371
Proceeds from calls/maturities/paydowns of held to maturity securities	14,475	6,290
Proceeds from sales of restricted equity securities	2,139	1,511
Purchase of available for sale securities	(171,281)	(70,972)
Purchase of restricted equity securities	(1,720)	(2,566)
Proceeds from sale of other real estate owned	134	826
Net increase in loans	(117,286)	(66,338)
Principal recoveries of loans previously charged off	495	587
Purchase of premises and equipment, net	(240)	(367)
Purchase small business investment company fund investment	(646)	(2,142)
Proceeds from bank owned life insurance investment	—	218
Proceeds from sale of loans	632	1,516
Net cash used in investing activities	(180,473)	(37,066)

Financing activities:
Net increase (decrease) in deposits	235,253	(1,527)
Net (decrease) increase in federal funds purchased	(24,437)	4,997
Net decrease in short-term Federal Home Loan Bank borrowings	(10,000)	(20,000)
Proceeds from long-term Federal Home Loan Bank borrowings	40,000	40,000
Payments on long-term Federal Home Loan Bank borrowings	(40,667)	(10,947)
Proceeds from issuance of common stock	73	893
Cash dividends paid	(4,691)	(2,899)
Repurchase of common stock	(2,115)	—
Net cash provided by financing activities	193,416	10,517

Net increase (decrease) in cash and cash equivalents	34,501	(5,535)

Cash and cash equivalents:
Beginning of the period	28,684	34,219
End of the period	$63,185	$28,684

Supplemental disclosures of cash flow information:
Interest paid	$12,880	$15,465
Income taxes paid	4,513	3,145
Transfers of loans to other real estate owned	—	4,198
Right-of-use lease assets in exchange for lease liability	—	7,408
Transfers of building premises and equipment to held for sale	—	337

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank, its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation, requires that the Company no longer eliminate through consolidation the equity investment in BOE Statutory Trust I, which was $124,000 at each of December 31, 2020 and 2019. The Company issued subordinated debt to the Trust, which is reflected as a liability on the Company’s consolidated balance sheet.

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

Other Real Estate Owned

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the fair value at the date of foreclosure net of estimated disposal costs, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or the fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred. The Company had $4.4 million and $4.5 million in other real estate at December 31, 2020 and 2019, respectively.

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

Advertising Costs

The Company follows the policy of expensing advertising costs as incurred, which totaled $376,000 and $526,000 for 2020 and 2019, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Company had no uncertain tax positions at each of December 31, 2020 and 2019. The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Company claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income. The Company had no interest or penalties during the years ended December 31, 2020 or 2019. Under FASB ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, based on a three year taxable income projection, tax strategies that would result in potential securities gains and the effects of off-setting deferred tax liabilities, it is more likely than not that the deferred tax assets are realizable; therefore no allowance is required.

The Company and its subsidiaries are subject to U. S. federal income tax as well as income tax for various states. All years from 2017 through 2020 are open to examination by the respective tax authorities.

Earnings Per Share

Basic earnings per share (EPS) is computed based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments to the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding at the end of the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Dividends of $4.7 million and $2.9 million were declared and paid during the year ended 2020 and 2019, respectively.

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

Derivatives designated as cash flow hedges are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The Company’s cash flow hedge was deemed effective for each of the years ended 2020 and 2019.

Recent Accounting Pronouncements

Adopted in 2020

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes, modifies, and adds to existing fair value measurement disclosure requirements.

The following public company disclosure requirements are removed:

●	Transfers between Level 1 and Level 2 of the fair value hierarchy
●	The policy for determining when transfers between any of the three levels have occurred
●	The valuation processes used for Level 3 measurements

The following public company disclosure requirements are modified:

●	For certain investments that calculate the net asset value, timing of liquidation and redemption restrictions lapsing if the latter has been communicated to the reporting entity
●	A clarification that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date

The following public company disclosure requirements are new:

●	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date
●	The range and weighted average of significant unobservable inputs used for Level 3 measurements. For certain unobservable inputs, an option to disclose other quantitative information in place of the weighted average is available to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs.

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

In December 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 extending the period established by Section 4013 of the CARES Act under which consideration of troubled debt restructuring identification and accounting triggered by effects of the COVID-19 epidemic are suspended. That period is extended to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates. In addition, Section 541 of this Act amended the relief to expand beyond financial institutions to include insurance companies. The requirement that the subject specific loans not be more that 30 days past due as of December 31, 2019 was not changed.

The Company provided COVID-19 related payment relief on loans totaling $182.4 million as of December 31, 2020. PCI loans comprised $12.2 million of this total. As of December 31, 2020, regular payments have resumed on $143.4 million of these loans, of which PCI comprised $8.4 million. The Company re-extended this payment relief on $52.7 million of these loans, $13.7 of which have resumed regular payments and $2.0 million of which were within the PCI portfolio.

The CARES Act and interagency statement are expected to have a material impact on the Company’s financial statements; however, due to the uncertainties regarding the economic effects of COVID-19, this impact cannot be quantified at this time.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848): Scope. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

The Company’s cash flow hedges contracts allow it to covert the swaps to another index any time after March 12, 2020, in accordance with the optional expedient provided in Topic 848.  Otherwise, the hedges will be converted to a Secured Financing Overnight Rate (SOFR) index at the end of June 2023.  The Company is anticipating converting to the SOFR rate in effect as of June 2023.

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

Also in November 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326. It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In October 2020, the FASB issued ASC 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs. This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity as of December 31, 2020 and 2019 were as follows (dollars in thousands):

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$23,500	$—	$(1)	$23,499
U.S. Government agencies	25,880	114	(141)	25,853
State, county and municipal	118,612	7,172	(64)	125,720
Mortgage backed securities	30,434	1,756	(1)	32,189
Asset backed securities	36,841	704	(57)	37,488
Corporate bonds	26,136	480	(18)	26,598
Total securities available for sale	$261,403	$10,226	$(282)	$271,347

Securities Held to Maturity
State, county and municipal	$21,176	1,081	—	22,257
Total securities held to maturity	$21,176	$1,081	$—	$22,257

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$22,104	$51	$(219)	$21,936
State, county and municipal	95,467	3,167	(42)	98,592
Mortgage backed securities	48,045	808	(113)	48,740
Asset backed securities	11,637	49	(82)	11,604
Corporate bonds	6,016	84	(3)	6,097
Total securities available for sale	$183,269	$4,159	$(459)	$186,969

Securities Held to Maturity
U.S. Government agencies	$10,000	$—	$(12)	$9,988
State, county and municipal	25,733	913	(1)	26,645
Total securities held to maturity	$35,733	$913	$(13)	$36,633

The amortized cost and fair value of securities as of December 31, 2020 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,007	$2,028	$41,301	$41,402
Due after one year through five years	13,989	14,770	92,855	96,359
Due after five years through ten years	4,928	5,169	96,896	102,114
Due after ten years	252	290	30,351	31,472
Total securities	$21,176	$22,257	$261,403	$271,347

Proceeds from sales and calls of securities available for sale were $39.4 million and $64.6 million during the years ended December 31, 2020 and 2019, respectively. Gains and losses on the sale of securities are determined using the specific identification method. Gross realized gains and losses on sales of securities available for sale during the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
Gross realized gains	$388	$507
Gross realized losses	(104)	(272)
Net securities gain	$284	$235

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the years ended December 31, 2020 and 2019.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2020 and 2019 were as follows (dollars in thousands):

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$23,499	$(1)	$—	$—	$23,499	$(1)
U.S. Government agencies	6,726	(25)	8,266	(116)	14,992	(141)
State, county and municipal	6,203	(49)	301	(15)	6,504	(64)
Mortgage backed securities	118	(1)	—	—	118	(1)
Asset backed securities	12,427	(8)	4,410	(49)	16,837	(57)
Corporate bonds	7,216	(18)	—	—	7,216	(18)
Total	$56,189	$(102)	$12,977	$(180)	$69,166	$(282)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Government agencies	6,396	$(102)	$8,020	$(117)	$14,416	$(219)
State, county and municipal	7,088	(32)	308	(10)	7,396	(42)
Mortgage backed securities	11,001	(40)	4,287	(73)	15,288	(113)
Asset backed securities	4,861	(74)	625	(8)	5,486	(82)
Corporate bonds	248	(3)	—	—	248	(3)
Total	$29,594	$(251)	$13,240	$(208)	$42,834	$(459)

Securities Held to Maturity
U.S. Government agencies	$—	$—	$9,988	$(12)	$9,988	$(12)
State, county and municipal	31	—	622	(1)	653	(1)
Total	$31	$—	$10,610	$(13)	$10,641	$(13)

The unrealized losses (impairments) in the investment portfolio at December 31, 2020 and 2019 are generally a result of market fluctuations that occur daily. The unrealized losses are from 47 securities at December 31, 2020. Of those, 33 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Nine investment grade asset-backed securities comprised of student loan pools, which are 97% U.S. government guaranteed, included in corporate obligations and five corporate bonds make up the remaining securities with unrealized losses at December 31, 2020. The Company considers the reason for impairment, length of impairment, and intent and ability to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $52.2 million and $47.3 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $5.0 million and $5.8 million at December 31, 2020 and 2019, respectively, were pledged to secure lines of credit at the Federal Reserve discount window with a lendable collateral value of $5.0 million at December 31, 2020. At each of December 31, 2020 and 2019, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, as of December 31, 2020 and 2019 were comprised of the following (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$197,228	16.68%	$223,538	21.12%
Commercial	474,856	40.16	396,858	37.50
Construction and land development	182,277	15.42	146,566	13.85
Second mortgages	6,360	0.54	6,639	0.63
Multifamily	78,158	6.61	72,978	6.90
Agriculture	6,662	0.56	8,346	0.79
Total real estate loans	945,541	79.97	854,925	80.79
Commercial loans	225,386	19.06	191,183	18.06
Consumer installment loans	9,996	0.85	11,163	1.05
All other loans	1,439	0.12	1,052	0.10
Total loans	$1,182,362	100.00%	$1,058,323	100.00%

The Company held $10.7 million and $12.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at December 31, 2020 and 2019, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $804,000 and $1.0 million at December 31, 2020 and 2019, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

During 2020, the Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $49.3 million at December 31, 2020 and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a two year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses. These loan balances included net fees of $920,000 at December 31, 2020, which are being amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized net fee remaining on loans forgiven or prepaid by the borrower is recorded as income.

At December 31, 2020 and 2019, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with FASB ASC 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with ASC 310.

The following table summarizes information related to impaired loans as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance	Investment (1)	Balance (2)	Allowance
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$624	$787	$—	$1,483	$1,850	$—
Commercial	3,458	4,198	—	3,226	3,966	—
Construction and land development	—	—	—	328	328	—
Multifamily			—	2,463	2,463	—
Total real estate loans	4,082	4,985	—	7,500	8,607	—
Subtotal impaired loans with no valuation allowance	4,082	4,985	—	7,500	8,607	—
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,200	2,573	640	1,498	1,808	380
Commercial	200	715	57	378	876	87
Construction and land development	44	149	12	48	147	11
Agriculture	45	46	13	—	—	—
Total real estate loans	2,489	3,483	722	1,924	2,831	478
Commercial loans	2,549	2,549	437	454	460	105
Consumer installment loans	19	19	6	7	7	1
Subtotal impaired loans with a valuation allowance	5,057	6,051	1,165	2,385	3,298	584
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,824	3,360	640	2,981	3,658	380
Commercial	3,658	4,913	57	3,604	4,842	87
Construction and land development	44	149	12	376	475	11
Multifamily	—	—	—	2,463	2,463	—
Agriculture	45	46	13	—	—	—
Total real estate loans	6,571	8,468	722	9,424	11,438	478
Commercial loans	2,549	2,549	437	454	460	105
Consumer installment loans	19	19	6	7	7	1
Total impaired loans	$9,139	$11,036	$1,165	$9,885	$11,905	$584
(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowance

The following table summarizes the average recorded investment of impaired loans for the years ended December 31, 2020 and 2019 (dollars in thousands):

	2020		2019
	Average Investment	Interest Recognized	Average Investment	Interest Recognized
Mortgage loans on real estate:
Residential 1‑4 family	$2,987	$75	$3,395	$87
Commercial	3,303	141	4,096	145
Construction and land development	778	—	2,709	—
Multifamily	493	—	2,519	—
Agriculture	30	—	—	—
Total real estate loans	7,591	216	12,719	232
Commercial loans	1,494	59	1,386	16
Consumer installment loans	13	—	5	—
Total impaired loans	$9,098	$275	$14,110	$248

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans as of December 31, 2020 and December 31, 2019 is set forth in the table below (dollars in thousands):

	December 31, 2020	December 31, 2019
Nonaccruals	$4,460	$5,292
Trouble debt restructure and still accruing	4,679	4,593
Total impaired	$9,139	$9,885

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. The Company recognized $277,000 of cash basis income during the year ended December 31, 2020.  There was an insignificant amount of cash basis income recognized during the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, estimated interest income of $172,000 and $345,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,324	$33	$1,357	$2,714	$194,514	$197,228
Commercial	438	—	730	1,168	473,688	474,856
Construction and land development	157	—	44	201	182,076	182,277
Second mortgages	227	—	—	227	6,133	6,360
Multifamily	—	—	—	—	78,158	78,158
Agriculture	—	—	45	45	6,617	6,662
Total real estate loans	2,146	33	2,176	4,355	941,186	945,541
Commercial loans	60	—	2,264	2,324	223,062	225,386
Consumer installment loans	—	12	20	32	9,964	9,996
All other loans	—	—	—	—	1,439	1,439
Total loans	$2,207	$45	$4,460	$6,711	$1,175,651	$1,182,362

	December 31, 2019
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,308	$—	$1,378	$2,686	$220,852	$223,538
Commercial	552	—	1,006	1,558	395,300	396,858
Construction and land development	166	—	376	542	146,024	146,566
Second mortgages	229	—	—	229	6,410	6,639
Multifamily	—	—	2,463	2,463	70,515	72,978
Agriculture	—	—	—	—	8,346	8,346
Total real estate loans	2,255	—	5,223	7,478	847,447	854,925
Commercial loans	1,085	946	62	2,093	189,090	191,183
Consumer installment loans	41	—	7	48	11,115	11,163
All other loans	—	—	—	—	1,052	1,052
Total loans	$3,381	$946	$5,292	$9,619	$1,048,704	$1,058,323

Activity in the allowance for loan losses on loans by segment for the years ended December 31, 2020 and 2019 is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	December 31, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$(102)	$—	$55	$2,638
Commercial	2,196	2,283	—	89	4,568
Construction and land development	1,044	1,342	—	159	2,545
Second mortgages	79	(77)	—	16	18
Multifamily	248	260	—	—	508
Agriculture	38	2	—	—	40
Total real estate loans	6,290	3,708	—	319	10,317
Commercial loans	1,980	438	(608)	87	1,897
Consumer installment loans	114	92	(176)	89	119
All other loans	7	0	—	—	7
Unallocated	38	(38)	—	—	—
Total loans	$8,429	$4,200	$(784)	$495	$12,340

	Year Ended December 31, 2019
		Provision
	December 31, 2018	Allocation	Charge-offs	Recoveries	December 31, 2019
Mortgage loans on real estate:
Residential 1‑4 family	$2,281	$315	$(178)	$267	$2,685
Commercial	1,810	583	(277)	80	2,196
Construction and land development	1,161	24	(212)	71	1,044
Second mortgages	20	53	—	6	79
Multifamily	371	(164)	—	41	248
Agriculture	17	21	—	—	38
Total real estate loans	5,660	832	(667)	465	6,290
Commercial loans	1,894	626	(724)	184	1,980
Consumer installment loans	152	99	(253)	116	114
All other loans	12	(5)	—	—	7
Unallocated	1,265	(1,227)	—	—	38
Total loans	$8,983	$325	$(1,644)	$765	$8,429

The increase in provision expense reflects the significant increase in commercial real estate and construction and land development loans classified as special mention due to the inherent economic impact COVID-19 may have on these borrowers due to potential lost rental income, declining hospitality revenues, and construction material shortages. The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$640	$1,998	$2,638	$2,824	$194,404	$197,228
Commercial	57	4,511	4,568	3,658	471,198	474,856
Construction and land development	12	2,533	2,545	44	182,233	182,277
Second mortgages	—	18	18	—	6,360	6,360
Multifamily	—	508	508	—	78,158	78,158
Agriculture	13	27	40	45	6,617	6,662
Total real estate loans	722	9,595	10,317	6,571	938,970	945,541
Commercial loans	437	1,460	1,897	2,549	222,837	225,386
Consumer installment loans	6	113	119	19	9,977	9,996
All other loans	—	7	7	—	1,439	1,439
Unallocated	—	—	—	—	—	—
Total loans	$1,165	$11,175	$12,340	$9,139	$1,173,223	$1,182,362

	December 31, 2019
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$380	$2,305	$2,685	$2,981	$220,557	$223,538
Commercial	87	2,109	2,196	3,604	393,254	396,858
Construction and land development	11	1,033	1,044	376	146,190	146,566
Second mortgages	—	79	79	—	6,639	6,639
Multifamily	—	248	248	2,463	70,515	72,978
Agriculture	—	38	38	—	8,346	8,346
Total real estate loans	478	5,812	6,290	9,424	845,501	854,925
Commercial loans	105	1,875	1,980	454	190,729	191,183
Consumer installment loans	1	113	114	7	11,156	11,163
All other loans	—	7	7	—	1,052	1,052
Unallocated	—	38	38	—	—	—
Total loans	$584	$7,845	$8,429	$9,885	$1,048,438	$1,058,323

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $10.7 million and $12.7 million at December 31, 2020 and 2019, respectively, and PPP loans 100% guaranteed by the SBA of $49.3 million at December 31, 2020.

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

The following tables present the composition of loans by credit quality indicator as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$189,617	$6,253	$1,358	$—	$197,228
Commercial	433,748	39,001	2,107	—	474,856
Construction and land development	173,668	8,565	44	—	182,277
Second mortgages	5,495	865	—	—	6,360
Multifamily	71,923	6,235	—	—	78,158
Agriculture	6,208	409	45	—	6,662
Total real estate loans	880,659	61,328	3,554	—	945,541
Commercial loans	199,762	17,843	7,781	—	225,386
Consumer installment loans	9,959	18	19	—	9,996
All other loans	1,424	15	—	—	1,439
Total loans	$1,091,804	$79,204	$11,354	$—	$1,182,362

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$219,210	$2,964	$1,364	$—	$223,538
Commercial	391,251	3,188	2,419	—	396,858
Construction and land development	145,782	408	376	—	146,566
Second mortgages	6,096	543	—	—	6,639
Multifamily	70,515	—	2,463	—	72,978
Agriculture	8,098	248	—	—	8,346
Total real estate loans	840,952	7,351	6,622	—	854,925
Commercial loans	185,123	2,770	3,290	—	191,183
Consumer installment loans	11,140	16	7	—	11,163
All other loans	1,052	—	—	—	1,052
Total loans	$1,038,267	$10,137	$9,919	$—	$1,058,323

In accordance with FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 19 and 24 loans that met the definition of a TDR at December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company modified one commercial real estate loan that was considered to be a TDR. The Company granted the borrower relief consisting of a six month payment deferral followed by six months of interest only payments. The loan is 100% guaranteed by the USDA and had a pre- and post-modification balance of $438,000. The Company had no loan modifications considered to be TDRs during the year ended December 31, 2019.

During the year ended December 31, 2020, there were no TDRs that had been restructured during the previous 12 months that resulted in default. A loan is considered to be in default if it is 90 days or more past due. During the year ended December 31, 2019, one loan defaulted that had been restructured during the previous 12 months prior to the default. This multifamily real estate loan had a recorded investment of $2.5 million.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At December 31, 2020 the Company had 1-4 family mortgages in the amount of $84.9 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $71.1 million.

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

As of December 31, 2020 and 2019, the outstanding contractual balance of the PCI loans was $43.2 million and $53.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	December 31, 2020		December 31, 2019
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$21,720	90.35%	$29,465	90.58%
Commercial	429	1.78	490	1.51
Construction and land development	780	3.25	1,172	3.60
Second mortgages	904	3.76	1,169	3.59
Multifamily	207	0.86	232	0.72
Total real estate loans	24,040	100.00	32,528	100.00
Total PCI loans	$24,040	100.00%	$32,528	100.00%

There was no activity in the allowance for loan losses on PCI loans for either of the years ended December 31, 2020 and 2019.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020		December 31, 2019
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$21,720	$156	$29,465
Commercial	—	429	—	490
Construction and land development	—	780	—	1,172
Second mortgages	—	904	—	1,169
Multifamily	—	207	—	232
Total real estate loans	156	24,040	156	32,528
Total PCI loans	$156	$24,040	$156	$32,528

The change in the accretable yield balance for the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

Balance, January 1, 2019	$38,107
Accretion	(6,010)
Reclassification from nonaccretable difference	1,369
Balance, December 31, 2019	$33,466
Accretion	(4,024)
Reclassification to nonaccretable difference	(253)
Balance, December 31, 2020	$29,189

The PCI loans were not classified as nonperforming assets as of December 31, 2020 or 2019, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Bank Premises and Equipment Held for Sale

Bank premises and equipment held for sale includes two buildings relating to branch closures, which are currently listed for sale. The Prince Street branch in Tappahannock, Virginia closed in 2018. The book value of $470,000 reflects the lower of cost or fair market value at December 31, 2020 after an $82,000 write down during 2020 to reflect current market pricing. The book value was $552,000 at December 31, 2019. The Cumberland branch in Cumberland, Virginia closed in 2019. The book value of $337,000 reflects the lower of cost or fair market value at each of December 31, 2020 and 2019.

Also included in bank premises and equipment held for sale is a piece of land the Company had been holding as a possible future branch site. The Company has decided not to pursue that location and is marketing the property. The book value of $700,000 reflects the lower of cost or fair market value at each of December 31, 2020 and 2019.

Note 6. Premises and Equipment

A summary of the bank premises and equipment is as follows (dollars in thousands):

	December 31
	2020	2019
Land	$7,769	$7,797
Land improvements and buildings	21,409	21,248
Leasehold improvements	3,739	3,739
Furniture and equipment	11,955	11,652
Construction in progress	28	222
Total	44,900	44,658
Less accumulated depreciation and amortization	(17,003)	(15,186)
Bank premises and equipment, net	$27,897	$29,472

Depreciation expense was $1.8 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.

Note 7. Other Real Estate Owned

The following table presents the balances of other real estate owned as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Residential 1‑4 family	$21	$21
Commercial	—	—
Construction and land development	4,340	4,506
Total other real estate owned	$4,361	$4,527

At December 31, 2020, the Company had $289,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 8. Deposits

The following table provides interest bearing deposit information, by type, as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019
Interest bearing checking	$239,628	$—
NOW	—	170,532
MMDA	154,503	120,841
Savings	124,384	96,570
Time deposits less than or equal to $250,000	452,885	477,461
Time deposits over $250,000	128,400	119,460
Total interest bearing deposits	$1,099,800	$984,864

Effective January 1, 2020, the Company re-classified all NOW accounts to interest bearing checking accounts, thereby eliminating the seven days withdrawal notification requirement imposed on NOW accounts.

The scheduled maturities of time deposits at December 31, 2020 are as follows (dollars in thousands):

2021	$460,700
2022	77,485
2023	19,247
2024	12,909
2025	10,944
Total	$581,285

Brokered deposits totaled $29.3 million and $11.6 million at December 31, 2020 and 2019, respectively.

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

The following table presents the Company’s borrowings as of December 31, 2020 and 2019 (dollars in thousands):

	December 31
	2020	2019

Federal funds purchased	$—	$24,437

FHLB:
Short-term advances	$10,000	$20,000
Long-term notes payable	47,833	48,500
Total	$57,833	$68,500

The average interest rate of federal funds purchased during the years ended December 31, 2020 and 2019 was 1.55% and 2.56%, respectively.

The Company has an available line of credit with the FHLB of Atlanta which allows the Company to borrow on a collateralized basis. As of December 31, 2020, the Company had residential 1-4 family mortgages in the amount of $84.9 million pledged as collateral to the FHLB for a total borrowing capacity of $71.1 million. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. The average interest rate of FHLB advances during the years ended December 31, 2020 and 2019 was 0.70% and 2.45%, respectively. Long-term notes payable have interest rates ranging from 0.56% to 2.07% with maturities ranging from 2022-2030. The Company had no variable LIBOR rate long-term notes payable at either of December 31, 2020 and 2019.

Maturities of long-term debt at December 31, 2020 are as follows (dollars in thousands):

2022	$7,833
2023	10,000
2025	10,000
2030	20,000
Total	$47,833

The Company had unsecured lines of credit with correspondent banks available for overnight borrowing totaling $75.0 million at December 31, 2020.

Note 10. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year ended December 31, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	5,093	(191)	(458)	4,444
Amounts reclassified from AOCI	(222)	4	—	(218)
Net current period other comprehensive income (loss)	4,871	(187)	(458)	4,226
Ending balance	$7,758	$(1,073)	$(494)	$6,191

	Year ended December 31, 2019
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income (Loss)

Beginning balance	$(618)	$(857)	$196	$(1,279)
Other comprehensive income (loss) before reclassifications	3,688	(33)	(232)	3,423
Amounts reclassified from AOCI	(183)	4	—	(179)
Net current period other comprehensive income (loss)	3,505	(29)	(232)	3,244
Ending balance	$2,887	$(886)	$(36)	$1,965

The Company releases the income tax effects included in AOCI when income or loss from the related items has been recognized in earnings. The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the years ended December 31, 2020 and 2019 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Year ended
	December 31, 2020	December 31, 2019
Securities available for sale:
Unrealized gains on securities available for sale	$(284)	$(235)	Gain on securities transactions, net
Related tax expense	62	52	Income tax expense
	$(222)	$(183)	Net of tax

Defined benefit plan
Amortization of prior service cost	$5	$5	Salaries and employee benefits
Related tax (benefit) expense	(1)	(1)	Income tax expense
	$4	$4	Net of tax
Total reclassifications for the period	$(218)	$(179)

Note 11. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,712	$1,852
Deferred compensation	831	762
Pension adjustment	302	249
Purchase accounting adjustment(1)	2,492	2,625
OREO	59	59
Right-of-use lease asset	1,272	1,481
Other	436	185
	8,104	7,213
Deferred tax liabilities:
Accrued pension	342	226
Unrealized gain on available for sale securities	2,185	813
Depreciation premises and equipment	366	399
Lease liability	1,215	1,422
Other	12	12
	4,120	2,872
Net deferred tax asset	$3,984	$4,341
(1)	Purchase accounting adjustment includes timing differences related to PCI loans, purchased fixed assets, and differences in income recognition on the purchase transactions.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded that it has no liability related to uncertain tax positions in accordance with FASB ASC 740, Income Taxes.

Allocation of the income tax expense between current and deferred portions is as follows (dollars in thousands):

	2020	2019
Current tax provision	$4,612	$3,132
Deferred tax (benefit) expense	(834)	420
Income tax expense	$3,778	$3,552

The following is a reconciliation of the expected income tax expense with the reported expense for each year:

	2020	2019
Statutory federal income tax rate	21%	21%
(Reduction) Increase in taxes resulting from:
Municipal interest	(1.4)	(1.5)
Bank owned life insurance income	(0.7)	(0.8)
Stock compensation	0.7	(0.4)
Other, net	(0.1)	0.1
Effective tax rate	19.5%	18.4%

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

The Company froze the plan benefits for all defined benefit plan participants effective December 31, 2010. Information pertaining to the activity in the plan for the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

	Years ended December 31
	2020	2019
Change in Benefit Obligation
Benefit obligation, beginning of year	$4,114	$4,112
Interest cost	130	162
Actuarial loss/(gain)	546	473
Benefits paid	(58)	(635)
Settlement loss	—	2
Benefit obligation, ending	$4,732	$4,114

Change in Plan Assets
Fair value of plan assets, beginning of year	$4,006	$4,180
Actual return on plan assets	467	461
Employer contribution	500	—
Benefits paid	(58)	(635)
Fair value of plan assets, ending	4,915	4,006
Funded status	$183	$(108)

Amounts Recognized in the Balance Sheet
Other assets	$183	$—
Other liabilities	—	(108)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Net loss	$1,339	$1,095
Prior service cost	36	40
Deferred tax	(302)	(249)
Total amount recognized	$1,073	$886
Accumulated benefit obligation	$4,732	$4,114

Components of net periodic (income) cost
Interest cost	$130	$162
Expected return on plan assets	(215)	(214)
Amortization of prior service cost	5	5
Recognized net loss due to settlement	—	140
Recognized net actuarial loss	49	47
Net periodic (income) cost	$(31)	$140

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$243	$41
Amortization of prior service cost	(5)	(5)
Total amount recognized	$238	$36
Total recognized in net periodic benefit (income) cost and accumulated other comprehensive (loss) income	$207	$176

The weighted-average assumptions used in the measurement of the Company’s benefit obligation and net periodic benefit cost are shown in the following table:

	December 31
	2020	2019
Discount rate used for net periodic pension cost	3.25%	4.25%
Discount rate used to determine obligation	2.50%	3.25%
Expected return on plan assets	5.50%	5.50%

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

Asset Allocation

The pension plan’s weighted-average asset allocations as of December 31, 2020 and 2019 by asset category were as follows:

	December 31
	2020	2019
Asset Category
Mutual funds — fixed income	73.00%	74.00%
Mutual funds — equity	27.00	26.00
Cash and equivalents	—	—
Total	100.00%	100.00%

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 20, “Fair Values of Assets and Liabilities”, to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

The following table presents the fair value of plan assets as of December 31, 2020 and 2019 (dollars in thousands):

	Assets measured at Fair Value (Level 1)
	December 31, 2020	December 31, 2019

Cash	$1	$4
Mutual funds:
Fixed income funds	3,583	2,956
International funds	502	272
Large cap funds	468	364
Mid cap funds	166	137
Small cap funds	51	79
Real Estate Fund	144	—
Stock fund	—	194
	$4,915	$4,006

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 73% fixed income and 27% equities. The investment manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

Estimated future contributions and benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Expected Employer Contributions
2021	$—
Expected Benefit Payments
2021	195
2022	132
2023	66
2024	188
2025	82
2026-2030	3,179

401(k) Plan

The Company maintains the Essex Bank 401(k) plan. The employee may contribute up to 100% of compensation, subject to statutory limitations. The Company matches 100% of employee contributions on the first 3% of compensation, then the Company matches 50% of employee contributions on the next 2% of compensation.

The amounts charged to expense under these plans for the years ended December 31, 2020 and 2019 were $611,000 and $614,000, respectively.

Deferred Compensation Agreements

The Company has deferred compensation agreements with certain key employees and the Board of Directors. The retirement benefits to be provided are fixed based upon the amount of compensation earned and deferred. Deferred compensation expense amounted to $147,000 and $110,000 for the years ended December 31, 2020 and 2019, respectively. The associated liabilities related to these agreements were $2.1 million at each of December 31, 2020 and 2019.

The Company also has a non-qualified defined contribution retirement plan for certain key executive officers. The purpose of the plan is to enhance the retirement benefits that the Company provides to each officer and to recognize each officer for overall performance through additional incentive-based compensation.  The planned contributions were based on the same metrics that the Company used for its annual incentive plan for executive officers. All contributions were 100% vested as of December 31, 2020. The expense related to this plan was $396,000 and $444,000 for the years ended December 31, 2020 and 2019, respectively, with an associated liability of $1.2 million and $1.6 million at December 31, 2020 and 2019, respectively.

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the years ended December 31, 2020 and 2019:

	2020	2019
Expected volatility	34%	40%
Expected term (years)	6.25	6.25
Risk free rate	1.69%	2.66%

The expected volatility is an estimate of the volatility of the Company’s share price based on historical performance. The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury Bill implied yield at the time of the grant correlating to the expected term. The expected term is based on the simplified method as provided by the Securities and Exchange Commission Staff Accounting Bulletin No 110 (SAB 110). In accordance with SAB 110, the Company has chosen to use the simplified method, as minimal historical exercise data exists.

The Company plans to issue new shares of common stock when options are exercised. The Company recognizes forfeitures as they occur.

The Company issues equity grants to non-employee directors as payment for annual retainer fees. The fair value of these grants was the closing price of the Company’s stock at the grant date. A summary of these grants for the years ended December 31, 2020 and 2019 is shown in the following table:

	For the Year Ended
	2020		2019
Month	Shares Issued	Fair Value	Shares Issued	Fair Value
March	6,599	$ 8.17	6,675	$ 8.08
June	8,937	5.48	6,723	7.28
September	9,643	5.08	7,459	7.76
December	8,829	6.38	6,210	8.69

The Company granted 322,000 options in 2019 and 314,500 options in 2020 to employees which vest ratably over the requisite service period of four years. A summary of options outstanding for the year ended December 31, 2020, is shown in the following table:

		Weighted
		Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at beginning of year	1,593,750	$5.92
Granted	314,500	9.45
Forfeited	(500)	9.45
Exercised	(54,000)	1.36
Outstanding at end of year	1,853,750	6.65	$1,943,813
Options outstanding and exercisable at end of year	1,103,250	5.37	$1,943,813

Weighted average remaining contractual life for outstanding and exercisable shares at year end	58 months

The weighted average fair value per option of options granted during the year was $2.69 and $3.34 for the years ended December 31, 2020 and 2019, respectively. The aggregate intrinsic value of a stock option in the table above represents the aggregate pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by option holders had all option holders exercised their options on December 31, 2020. This amount changes with changes in the market value of the Company’s stock. The Company received $73,000 and $893,000 in cash related to option exercises with a total intrinsic value of $285,000 and $1.2 million during the years ended December 31, 2020 and 2019, respectively. A tax benefit in connection with the option exercises of $63,000 and $260,000 was recognized in income tax expense during 2020 and 2019, respectively.

The Company recorded total stock-based compensation expense of $1.1 million for each of the years ended December 31, 2020 and 2019, respectively. Of the $1.1 million in expense that was recorded in 2020, $925,000 related to employee grants and is classified as salaries and employee benefits expense; $205,000 related to the non-employee director grants and is classified as other operating expenses. Of the $1.1 million in expense that was recorded in 2019, $860,000 related to employee grants and is classified as salaries and employee benefits expense; $215,000 related to the non-employee director grants and is classified as other operating expenses.

The following table summarizes non-vested options outstanding as of December 31, 2020:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value

Non-vested at beginning of the year	707,250	$3.32
Granted	314,500	2.69
Vested	(270,750)	3.18
Forfeited	(500)	2.69
Non-vested at end of year	750,500	3.10

The unrecognized compensation expense related to non-vested options was $1.4 million at December 31, 2020 to be recognized over a weighted average period of 27 months.   The total fair market value of shares vested during the years ended December 31, 2020 and 2019 was $861,000 and $782,000, respectively.

Note 14. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments. The following table presents basic and diluted EPS for the years ended December 31, 2020 and 2019 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the year ended December 31, 2020
Basic EPS	$15,548	22,331	$0.70
Effect of dilutive stock awards	—	208	(0.01)
Diluted EPS	$15,548	22,539	$0.69

For the year ended December 31, 2019
Basic EPS	$15,705	22,264	$0.71
Effect of dilutive stock awards	—	267	(0.01)
Diluted EPS	$15,705	22,531	$0.70

Antidilutive common shares issuable under awards or options of 1.2 million were excluded from the computation of diluted earnings per common share for the year ended 2020. There were no antidilutive exclusions from the computation of diluted earnings per share for the years ended December 31, 2019.

Note 15. Related Party Transactions

In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its executive officers, directors, and their affiliates. The Bank had an insignificant amount of such loans outstanding at December 31, 2020 and 2019, respectively.

The Bank held deposits of related parties in the amount of $2.0 million and $2.5 million as of December 31, 2020 and 2019, respectively.

Note 16. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs. The Company had interest rate swaps designated as cash flow hedges with total notional amounts of $20 million and $10 million at December 31, 2020 and 2019, respectively. The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreement contains collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contract is not significant. The Company had $770,000 and $180,000 of cash pledged as collateral as of December 31, 2020 and 2019, respectively.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swap as a cash flow hedge, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the years ended 2020 and 2019. The Company recorded a fair value liability of $631,000 and $44,000 in other liabilities at December 31, 2020 and 2019, respectively.  The net loss was recorded as a component of other comprehensive income net of associated tax effects.

Note 17. Concentration of Credit Risk

At December 31, 2020 and 2019, the Company’s loan portfolio consisted of commercial, real estate and consumer (installment) loans. Real estate secured loans represented the largest concentration at 80.37% and 81.35% of the loan portfolio for 2020 and 2019, respectively.

The Company maintains a portion of its cash balances with several financial institutions located in its market area. Accounts at each institution are secured by the FDIC up to $250,000. Uninsured balances were $29.3 million and $9.5 million at December 31, 2020 and 2019, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the contract amounts of the Company’s exposure to off-balance sheet risk as of December 31, 2020 and 2019, is as follows (dollars in thousands):

	December 31, 2020	December 31, 2019
Commitments with off-balance sheet risk:
Commitments to extend credit	$245,858	$210,086
Standby letters of credit	15,193	15,155
Total commitments with off-balance sheet risks	$261,051	$225,241

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier 1 capital (as defined) to adjusted average total assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2020, based on regulatory guidelines, the Bank is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1, and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table (dollars in thousands).

					Required in Order to be
			Required for Capital		Well Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital to risk weighted assets	$178,363	13.61%	$104,874	8.00%	$131,093	10.00
Tier 1 Capital to risk weighted assets	166,210	12.68%	78,656	6.00%	104,874	8.00%
Common Equity Tier 1 Capital to risk weighted assets	166,210	12.68%	58,992	4.50%	85,210	6.50%
Tier 1 Capital to adjusted average total assets	166,210	10.14%	65,546	4.00%	81,933	5.00%

As of December 31, 2019:
Total Capital to risk weighted assets	$164,783	13.86%	$95,137	8.00%	$118,922	10.00%
Tier 1 Capital to risk weighted assets	156,541	13.16%	71,353	6.00%	95,137	8.00%
Common Equity Tier 1 Capital to risk weighted assets	156,541	13.16%	53,515	4.50%	77,299	6.50%
Tier 1 Capital to adjusted average total assets	156,541	11.03%	56,750	4.00%	70,937	5.00%

Under the Basel III regulatory capital framework, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. The Bank had a capital conservation buffer of 5.61% and 5.86% at December 31, 2020 and 2019, respectively, above the required buffer of 2.5% for each of 2020 and 2019.

In 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act developed a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. In 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9 percent. A bank that elects the CBLRF and has a leverage ratio greater than 9 percent will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8 percent (a bank will be deemed “well capitalized” during the grace period).  The CBLRF was available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable).  The Bank has chosen to opt out of the CBLRF as of December 31, 2020.

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of December 31, 2020.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$23,499	$23,499	$—	$—
U.S. Government agencies	25,853	4,034	21,819	—
State, county and municipal	125,720	5,945	119,775	—
Mortgage backed securities	32,189	5,534	26,655	—
Asset backed securities	37,488	9,784	27,754	—
Corporate bonds	26,598	500	26,098	—
Total investment securities available for sale	271,347	49,296	222,101	—
Total assets at fair value	$271,347	$49,296	$222,101	$—
Cash flow hedge liability	$631	—	$631	—
Total liabilities at fair value	$631	$—	$631	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Government agencies	$21,936	$—	$21,936	$—
State, county and municipal	98,592	10,072	88,520	—
Mortgage backed securities	48,740	1,181	47,559	—
Asset backed securities	11,604	—	11,604	—
Corporate bonds	6,097	—	6,097	—
Total investment securities available for sale	186,969	11,253	175,716	—
Total assets at fair value	$186,969	$11,253	$175,716	$—
Cash flow hedge liability	44	—	$44	—
Total liabilities at fair value	$44	$—	$44	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis for the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,449	$—	$—	$3,449
Loans held for sale	—	—	—	—
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	4,361	—	—	4,361
Total assets at fair value	$9,317	$—	$—	$9,317
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,020	$—	$—	$3,020
Loans held for sale	501	—	501	—
Bank premises and equipment held for sale	1,589	—	—	1,589
Other real estate owned	4,527	—	—	4,527
Total assets at fair value	$9,637	$—	$501	$9,136
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At December 31, 2020 and December 31, 2019, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10%, market deterioration, and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3.  For the years ended December 31, 2020 and December 31, 2019, weighted average adjustments, calculated based on relative fair value, related to impaired loans were 12.3% and 12.8%, respectively.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	December 31, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$21,176	$22,257	$—	$22,257	$—
Loans, net of allowance	1,170,022	1,178,764	—	—	1,178,764
PCI loans, net of allowance	23,884	32,657	—	—	32,657

Financial liabilities:
Interest bearing deposits	1,099,800	1,103,112	—	1,103,112	—
Borrowings	61,957	62,852	—	62,852	—

	December 31, 2019
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$35,733	$36,633	$—	$36,633	$—
Loans, net of allowance	1,049,894	1,041,671	—	—	1,041,671
PCI loans, net of allowance	32,372	38,982	—	—	38,982

Financial liabilities:
Interest bearing deposits	984,864	985,853	—	985,853	—
Borrowings	72,624	72,457	—	72,457	—

Note 21. Trust Preferred Capital Notes

On December 12, 2003, BOE Statutory Trust I, a wholly-owned unconsolidated subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On December 12, 2003, $4.124 million of trust preferred securities were issued through a direct placement. The securities have a LIBOR-indexed floating rate of interest. The average interest rate at December 31, 2020 and 2019 was 3.98% and 5.45%, respectively. The securities have a mandatory redemption date of December 12, 2033 and are subject to varying call provisions which began December 12, 2008. The principal asset of the Trust is $4.124 million of the Company’s junior subordinated debt securities with the like maturities and like interest rates to the capital securities.

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

Service charges and fees on deposit accounts

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year ended
	December 31, 2020	December 31, 2019
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,411	$1,833
Interchange and ATM fees	1,183	999
Brokerage fees and commissions	314	399
Noninterest income (in-scope of Topic 606)	2,908	3,231
Noninterest income (out-of-scope of Topic 606)	3,040	2,123
Total noninterest income	$5,948	$5,354

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

The following table presents operating lease liabilities at December 31, 2020 and December 31, 2019 (dollars in thousands):

	December 31, 2020	December 31, 2019

Gross lease liability	$8,047	$9,278
Less: imputed interest	(2,260)	(2,541)
Present value of lease liability	$5,787	$6,737

The weighted average remaining lease term and weighted average discount rate for operating leases for the years ended December 31, 2020 and 2019 were 12.0 years and 4.78% and 12.0 years and 4.63%, respectively. Maturities of the gross operating lease liability at December 31, 2020 are as follows (dollars in thousands):

2021	$1,190
2022	600
2023	630
2024	573
2025	552
Thereafter	4,502
Total of future payments	$8,047

Operating lease costs and sublease rental income for the years ended December 31, 2020 and 2019 were $1.3 million and $119,000 and $1.5 million and $191,000, respectively, and were included in occupancy expense.

Note 24. Other Operating Expenses

Other operating expenses totals are presented in the following tables. Components of these expenses exceeding 1.0% of the aggregate of total net interest income and total noninterest income for any of the past two years are stated separately (dollars in thousands).

	Year Ended December 31
	2020	2019
Bank franchise tax	$948	$880
Stationery, printing and supplies	660	625
Credit expense	525	617
Outside vendor fees	750	673
Other expenses	2,922	3,231
Total other operating expenses	$5,805	$6,026

Note 25. Parent Corporation Only Financial Statements

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Assets
Cash	$1,226	$811
Other assets	280	286
Investments in subsidiaries	172,402	158,506
Total assets	$173,908	$159,603

Liabilities
Other liabilities	$130	$—
Balances due to non-bank subsidiary	4,124	4,124
Total liabilities	4,254	4,124

Shareholders’ Equity
Common stock (200,000,000 shares authorized, $0.01 par value; 22,200,929 and 22,422,621 shares issued and outstanding, respectively)	222	224
Additional paid in capital	149,822	150,728
Retained earnings	13,419	2,562
Accumulated other comprehensive income	6,191	1,965

Total shareholders’ equity	$169,654	$155,479

Total liabilities and shareholders’ equity	$173,908	$159,603

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(dollars in thousands)

	2020	2019
Income:
Dividends received from subsidiaries	$6,436	$—
Other operating income	5	7
Total income	6,441	7

Expenses:
Interest expense	167	228
Management fee paid to subsidiaries	283	242
Stock compensation expense	47	90
Professional and legal expenses	112	79
Other operating expenses	94	55
Total expenses	703	694

Equity in undistributed income of subsidiaries	9,670	16,252
Net income before income taxes	15,408	15,565
Income tax benefit	140	140
Net income	$15,548	$15,705

Comprehensive income	$19,774	$18,949

PARENT COMPANY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(dollars in thousands)

	2020	2019
Operating activities:
Net income	$15,548	$15,705
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	1,134	1,075
Undistributed equity in income of subsidiary	(9,670)	(16,252)
Decrease (increase) in other assets	6	(34)
Increase (decrease) in other liabilities	16	(1)

Net cash and cash equivalents provided by operating activities	7,034	493

Financing activities:
Proceeds from issuance of common stock	73	893
Advances from subsidiary	114	—
Repurchase of common stock	(2,115)	—
Cash dividends paid	(4,691)	(2,899)

Net cash and cash equivalents used in financing activities	(6,619)	(2,006)

Increase (decrease) in cash and cash equivalents	415	(1,513)
Cash and cash equivalents at beginning of the period	811	2,324
Cash and cash equivalents at end of the period	$1,226	$811

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

Based on its assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO in its “Internal Control — Integrated Framework.”

The Company’s annual report does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde, & Barbour. P.C. (YHB), regarding internal control over financial reporting. Management’s report was not subject to attestation by YHB pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of internal controls that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year that this Form 10-K covers.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto, with respect to the Company, commencing at page 53 of this Form 10-K.

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

No.	Description

3.1

Amended and Restated Articles of Incorporation of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.2

Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Community Bankers Trust Corporation, a Virginia corporation (formerly known as CBTC Virginia Corporation), incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2014 (File No. 001-32590)

3.3

Amended and Restated Bylaws of Community Bankers Trust Corporation, a Virginia corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 1, 2020 (File No. 001-

32590)

4.1	Description of Securities, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13, 2020 (File No. 001-32590)

10.1	Community Bankers Trust Corporation 2009 Stock Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2009 (File No. 001-32590)

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

10.4

Form of Non-Qualified Stock Option Agreement for Community Bankers Trust Corporation 2019 Stock Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 13,

2020 (File No. 001-32590)

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

101

Inline Data File with respect to the following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

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

Date: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rex L. Smith, III Rex L. Smith, III	President and Chief Executive Officer and Director (principal executive officer)	March 15, 2021
/s/ Bruce E. Thomas Bruce E. Thomas	Executive Vice President and Chief Financial Officer (principal financial officer)	March 15, 2021
/s/ Laureen D. Trice Laureen D. Trice	Senior Vice President and Controller (principal accounting officer)	March 15, 2021
/s/ John C. Watkins John C. Watkins	Chairman of the Board	March 15, 2021
/s/ Gerald F. Barber Gerald F. Barber	Director	March 15, 2021
/s/ Hugh M. Fain, III Hugh M. Fain, III	Director	March 15, 2021
/s/ William E. Hardy William E. Hardy	Director	March 15, 2021
/s/ Ira C. Harris	Director	March 15, 2021
Ira C. Harris
/s/ Gail L. Letts Gail L. Letts	Director	March 15, 2021
/s/ Eugene S. Putnam, Jr. Eugene S. Putnam, Jr.	Director	March 15, 2021
/s/ S. Waite Rawls III S. Waite Rawls III	Director	March 15, 2021
/s/ Oliver L. Way Oliver L. Way	Director	March 15, 2021
/s/ Robin Traywick Williams Robin Traywick Williams	Director	March 15, 2021