Form 10-Q
period 2021-03-31
Community Bankers Trust Corp
filed 2021-05-14
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At March 31, 2021, there were 22,219,926 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(dollars in thousands, except share data)

	March 31, 2021	December 31, 2020*
ASSETS
Cash and due from banks	$20,836	$17,845
Interest bearing bank deposits	74,337	45,118
Federal funds sold	234	222
Total cash and cash equivalents	95,407	63,185

Securities available for sale, at fair value	273,126	271,347
Securities held to maturity, at cost (fair value of $21,190 and $22,257, respectively)	20,271	21,176
Equity securities, restricted, at cost	8,049	8,436
Total securities	301,446	300,959

Loans	1,202,723	1,182,362
Purchased credit impaired (PCI) loans	22,465	24,040
Total loans	1,225,188	1,206,402
Allowance for loan losses (loans of $10,828 and $12,340, respectively; PCI loans of $156 and $156, respectively)	(10,984)	(12,496)
Net loans	1,214,204	1,193,906

Bank premises and equipment, net	27,582	27,897
Bank premises and equipment held for sale	1,507	1,507
Right-of-use lease assets	5,292	5,530
Other real estate owned	4,313	4,361
Bank owned life insurance	30,195	30,029
Other assets	18,862	17,435
Total assets	$1,698,808	$1,644,809

LIABILITIES
Deposits:
Noninterest bearing	$333,910	$298,901
Interest bearing	1,105,385	1,099,800
Total deposits	1,439,295	1,398,701

Federal Home Loan Bank borrowings	67,667	57,833
Trust preferred capital notes	4,124	4,124
Lease liabilities	5,545	5,787
Other liabilities	9,701	8,710
Total liabilities	1,526,332	1,475,155

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized $0.01 par value; 22,219,926 and 22,200,929 shares issued and outstanding, respectively)	222	222
Additional paid in capital	150,039	149,822
Retained earnings	18,729	13,419
Accumulated other comprehensive income	3,486	6,191
Total shareholders’ equity	172,476	169,654
Total liabilities and shareholders’ equity	$1,698,808	$1,644,809
*	Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2021	March 31, 2020
Interest and dividend income
Interest and fees on loans	$13,150	$13,086
Interest and fees on PCI loans	856	1,097
Interest on deposits in other banks	60	69
Interest and dividends on securities
Taxable	1,467	1,351
Nontaxable	327	343
Total interest and dividend income	15,860	15,946
Interest expense
Interest on deposits	1,565	3,419
Interest on borrowed funds	217	289
Total interest expense	1,782	3,708
Net interest income	14,078	12,238
(Recovery of) provision for loan losses	(1,400)	3,300
Net interest income after (recovery of) provision for loan losses	15,478	8,938
Noninterest income
Service charges and fees	679	672
Gain (loss) on securities transactions, net	16	(39)
Gain on sale of other loans	—	11
Income on bank owned life insurance	166	174
Mortgage loan income	320	221
Other	447	296
Total noninterest income	1,628	1,335
Noninterest expense
Salaries and employee benefits	5,208	5,152
Occupancy expenses	836	827
Equipment expenses	288	372
FDIC assessment	212	125
Data processing fees	608	592
Other real estate expense, net	11	6
Other operating expenses	1,592	1,520
Total noninterest expense	8,755	8,594
Income before income taxes	8,351	1,679
Income tax expense	1,708	264
Net income	$6,643	$1,415
Net income per share — basic	$0.30	$0.06
Net income per share — diluted	$0.30	$0.06
Weighted average number of shares outstanding
Basic	22,201	22,400
Diluted	22,416	22,591

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

	Three months ended
	March 31, 2021	March 31, 2020
Net income	$6,643	$1,415

Other comprehensive (loss) income :
Unrealized (loss) gain on investment securities:
Change in unrealized (loss) gain on investment securities	(3,635)	782
Tax related to unrealized loss (gain) on investment securities	799	(172)
Reclassification adjustment for (gain) loss on securities sold	(16)	39
Tax related to realized gain (loss) on securities sold	4	(9)
Cash flow hedge:
Change in unrealized gain (loss) on cash flow hedge	182	(557)
Tax related to cash flow hedge	(39)	122
Total other comprehensive (loss) income	(2,705)	205
Total comprehensive income	$3,938	$1,620

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars and shares in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Earnings	Earnings	Income	Total
Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	6	—	54	—	—	54
Exercise and issuance of employee stock options	4	—	242	—	—	242
Stock purchased under stock repurchase program	(116)	(1)	(805)	—	—	(806)
Net income	—	—	—	1,415	—	1,415
Dividends paid on common stock ($0.05 per share)	—	—	—	(1,121)	—	(1,121)
Other comprehensive income	—	—	—	—	205	205
Balance March 31, 2020	22,317	$223	$150,219	$2,856	$2,170	$155,468

Balance December 31, 2020	22,201	$222	$149,822	$13,419	$6,191	$169,654
Issuance of common stock	7	—	54	—	—	54
Exercise and issuance of employee stock options	33	—	309	—	—	309
Stock purchased under stock repurchase program	(21)	—	(146)	—		(146)
Net income	—	—	—	6,643	—	6,643
Dividends paid on common stock ($0.06 per share)	—	—	—	(1,333)	—	(1,333)
Other comprehensive loss	—	—	—	—	(2,705)	(2,705)
Balance March 31, 2021	22,220	$222	$150,039	$18,729	$3,486	$172,476

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands)

	March 31, 2021	March 31, 2020
Operating activities:
Net income	$6,643	$1,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432	483
Right-of-use lease asset amortization	238	238
Stock-based compensation expense	311	285
Tax benefit of exercised stock options	(43)	(6)
Amortization of purchased loan premium	28	160
(Recovery of) provision for loan losses	(1,400)	3,300
Amortization of security premiums and accretion of discounts, net	159	233
Net (gain) loss on sale of securities	(16)	39
Net gain on sale and valuation of other real estate owned	(1)	(6)
Net loss on disposal of premises and equipment	1	—
Net gain on sale of loans	—	(11)
Originations of mortgages held for sale	—	(8,668)
Proceeds from sales of mortgages held for sale	—	6,699
Increase in bank owned life insurance investment	(166)	(174)
Changes in assets and liabilities:
(Increase) decrease in other assets	(713)	174
Increase (decrease) in accrued expenses and other liabilities	1,024	(846)
Net cash provided by operating activities	6,497	3,315

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	31,524	9,893
Proceeds from calls/maturities/paydowns of held to maturity securities	895	11,065
Proceeds from sales of restricted equity securities	805	1,700
Purchase of available for sale securities	(37,087)	(25,069)
Purchase of restricted equity securities	(418)	(1,302)
Proceeds from sale of other real estate owned	49	27
Net increase in loans	(19,060)	(19,527)
Principal recoveries of loans previously charged off	134	184
Purchase of premises and equipment, net	(118)	(76)
Purchase small business investment company fund investment	—	(250)
Proceeds from sale of loans	—	632
Net cash used in investing activities	(23,276)	(22,723)

Financing activities:
Net increase in deposits	40,594	57,610
Net decrease in federal funds purchased	—	(24,437)
Net increase in short-term Federal Home Loan Bank borrowings	10,000	(10,000)
Proceeds from long-term Federal Home Loan Bank borrowings	—	40,000
Payments on long-term Federal Home Loan Bank borrowings	(166)	(40,167)
Proceeds from issuance of common stock	52	11
Cash dividends paid	(1,333)	(1,121)
Repurchase of common stock	(146)	(806)
Net cash provided by financing activities	49,001	21,090

Net increase in cash and cash equivalents	32,222	1,682

Cash and cash equivalents:
Beginning of the period	63,185	28,684
End of the period	$95,407	$30,366

Supplemental disclosures of cash flow information:
Interest paid	$2,072	$3,689

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of March 31, 2021, the statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2021. Results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$7,805	$—	$(1)	$7,804
U.S. Government agencies	36,178	120	(175)	36,123
State, county and municipal	120,720	5,018	(1,127)	124,611
Mortgage backed securities	31,144	1,303	(173)	32,274
Asset backed securities	45,842	934	(64)	46,712
Corporate bonds	25,144	548	(90)	25,602
Total securities available for sale	$266,833	$7,923	$(1,630)	$273,126

Securities Held to Maturity
State, county and municipal	$20,271	919	—	21,190
Total securities held to maturity	$20,271	$919	$—	$21,190

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$23,500	$—	$(1)	$23,499
U.S. Government agencies	25,880	114	(141)	25,853
State, county and municipal	118,612	7,172	(64)	125,720
Mortgage backed securities	30,434	1,756	(1)	32,189
Asset backed securities	36,841	704	(57)	37,488
Corporate bonds	26,136	480	(18)	26,598
Total securities available for sale	$261,403	$10,226	$(282)	$271,347

Securities Held to Maturity
State, county and municipal	$21,176	$1,081	$—	$22,257
Total securities held to maturity	$21,176	$1,081	$—	$22,257

The amortized cost and fair value of securities at March 31, 2021 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,431	$3,474	$17,276	$17,478
Due after one year through five years	12,034	12,682	108,786	111,808
Due after five years through ten years	4,554	4,750	111,287	114,147
Due after ten years	252	284	29,484	29,693
Total securities	$20,271	$21,190	$266,833	$273,126

Proceeds from sales and calls of securities were $3.8 million and $6.2 million during the three months ended March 31, 2021 and 2020, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	March 31, 2021	March 31, 2020
Gross realized gains	$16	$29
Gross realized losses	—	(68)
Net securities gain	$16	$(39)

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three months ended March 31, 2021 and 2020.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2021 and December 31, 2020 were as follows (dollars in thousands):

	March 31, 2021
	Less than 12 Months		12 Months or More			Total
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$7,804	(1)		$—	$—	$7,804	(1)
U.S. Government agencies	14,300	(69)		5,069	(106)	19,369	(175)
State, county and municipal	28,045	(1,094)		417	(33)	28,462	(1,127)
Mortgage backed securities	9,175	(173)		—	—	9,175	(173)
Asset backed securities	19,093	(61)		532	(3)	19,625	(64)
Corporate bonds	5,251	(90)	—	—	—	5,251	(90)
Total	$83,668	$(1,488)		$6,018	$(142)	$89,686	$(1,630)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$23,499	$(1)	$—	$—	$23,499	$(1)
U.S. Government agencies	6,726	(25)	8,266	(116)	14,992	(141)
State, county and municipal	6,203	(49)	301	(15)	6,504	(64)
Mortgage backed securities	118	(1)	—	—	118	(1)
Asset backed securities	12,427	(8)	4,410	(49)	16,837	(57)
Corporate bonds	7,216	(18)	—	—	7,216	(18)
Total	$56,189	$(102)	$12,977	$(180)	$69,166	$(282)

The unrealized losses (impairments) in the investment portfolio at March 31, 2021 and December 31, 2020 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 87 securities at March 31, 2021. Of those, 73 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Seven investment grade asset-backed securities comprised of student loan pools, which are 97% U.S. government guaranteed, included in corporate obligations and seven corporate bonds make up the remaining securities with unrealized losses at March 31, 2021. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $52.5 million and $52.2 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $4.7 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of March 31, 2021 and December 31, 2020, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at March 31, 2021 and December 31, 2020 were comprised of the following (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$184,286	15.32%	$197,228	16.68%
Commercial	504,846	41.98	474,856	40.16
Construction and land development	161,825	13.45	182,277	15.42
Second mortgages	6,526	0.54	6,360	0.54
Multifamily	87,624	7.29	78,158	6.61
Agriculture	7,947	0.66	6,662	0.56
Total real estate loans	953,054	79.24	945,541	79.97
Commercial loans	239,782	19.94	225,386	19.06
Consumer installment loans	8,595	0.71	9,996	0.85
All other loans	1,292	0.11	1,439	0.12
Total loans	$1,202,723	100.00%	$1,182,362	100.00%

The Company held $10.6 million and $10.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at March 31, 2021 and December 31, 2020, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $776,000 and $804,000 million at March 31, 2021 and December 31, 2020, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

The Company originated loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $67.7 million and $49.3 million at March 31, 2021 and December 31, 2020, respectively, and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a five year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses. These loan balances included net fees of $2.3 million and $920,000 at March 31, 2021 and December 31, 2020, respectively, which are being amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized net fee remaining on loans forgiven or prepaid by the borrower is recorded as income.

At March 31, 2021 and December 31, 2020, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover imprecision in the model and uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with FASB ASC 310.

The following table summarizes information related to impaired loans at and for the three months ended March 31, 2021 (dollars in thousands):

				Three months ended
	March 31, 2021			March 31, 2021
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$308	$412	$—	$466	$3
Commercial	3,421	4,174	—	3,002	33
Total real estate loans	3,729	4,586	—	3,468	36
Subtotal impaired loans with no valuation allowance	3,729	4,586	—	3,468	36
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,253	2,645	660	2,226	11
Commercial	191	582	55	196	—
Construction and land development	5	113	2	25	—
Agriculture	45	47	13	45	—
Total real estate loans	2,494	3,387	730	2,492	11
Commercial loans	1,462	1,474	385	2,005	1
Consumer installment loans	12	12	3	15	—
Subtotal impaired loans with a valuation allowance	3,968	4,873	1,118	4,512	12
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,561	3,057	660	2,692	14
Commercial	3,612	4,756	55	3,198	33
Construction and land development	5	113	2	25	—
Agriculture	45	47	13	45	—
Total real estate loans	6,223	7,973	730	5,960	47
Commercial loans	1,462	1,474	385	2,005	1
Consumer installment loans	12	12	3	15	—
Total impaired loans	$7,697	$9,459	$1,118	$7,980	$48
(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment.
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans as of December 31, 2020 and for the three months ended March 31, 2021 (dollars in thousands):

				Three months ended
	December 31, 2020			March 31, 2020
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$624	$787	$—	$1,322	$10
Commercial	3,458	4,198	—	3,179	34
Construction and land development	—	—	—	328	—
Multifamily			—	1,231	—
Total real estate loans	4,082	4,985	—	6,060	44
Subtotal impaired loans with no valuation allowance	4,082	4,985	—	6,060	44
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,200	2,573	640	1,690	11
Commercial	200	715	57	238	2
Construction and land development	44	149	12	749	—
Agriculture	45	46	13	—	—
Total real estate loans	2,489	3,483	722	2,677	13
Commercial loans	2,549	2,549	437	1,042	4
Consumer installment loans	19	19	6	9	—
Subtotal impaired loans with a valuation allowance	5,057	6,051	1,165	3,728	17
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,824	3,360	640	3,012	21
Commercial	3,658	4,913	57	3,417	36
Construction and land development	44	149	12	1,077	—
Multifamily	—	—	—	1,231	—
Agriculture	45	46	13	—	—
Total real estate loans	6,571	8,468	722	8,737	57
Commercial loans	2,549	2,549	437	1,042	4
Consumer installment loans	19	19	6	9	—
Total impaired loans	$9,139	$11,036	$1,165	$9,788	$61
(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment.
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at March 31, 2021 and December 31, 2020, is set forth in the table below (dollars in thousands):

	March 31, 2021	December 31, 2020
Nonaccruals	$3,496	$4,460
Trouble debt restructure and still accruing	4,201	4,679
Total impaired	$7,697	$9,139

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was $103,000 in cash basis income recognized during the three months ended March 31, 2021. There was an insignificant amount of cash basis income recognized during the three months ended March 31, 2020.  For the three months ended March 31, 2021 and 2020, estimated interest income of $50,000 and $97,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$704	$33	$1,422	$2,159	$182,127	$184,286
Commercial	—	—	711	711	504,135	504,846
Construction and land development	83	—	5	88	161,737	161,825
Second mortgages	229	—	—	229	6,297	6,526
Multifamily	—	—	—	—	87,624	87,624
Agriculture	—	—	45	45	7,902	7,947
Total real estate loans	1,016	33	2,183	3,232	949,822	953,054
Commercial loans	216	—	1,301	1,517	238,265	239,782
Consumer installment loans	39	—	12	51	8,544	8,595
All other loans	—	—	—	—	1,292	1,292
Total loans	$1,271	$33	$3,496	$4,800	$1,197,923	$1,202,723

	December 31, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,324	$33	$1,357	$2,714	$194,514	$197,228
Commercial	438	—	730	1,168	473,688	474,856
Construction and land development	157	—	44	201	182,076	182,277
Second mortgages	227	—	—	227	6,133	6,360
Multifamily	—	—	—	—	78,158	78,158
Agriculture	—	—	45	45	6,617	6,662
Total real estate loans	2,146	33	2,176	4,355	941,186	945,541
Commercial loans	60	—	2,264	2,324	223,062	225,386
Consumer installment loans	—	12	20	32	9,964	9,996
All other loans	—	—	—	—	1,439	1,439
Total loans	$2,206	$45	$4,460	$6,711	$1,175,651	$1,182,362

Activity in the allowance for loan losses on loans by segment for the three months ended March 31, 2021 and 2020 is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2021
		Provision
	December 31, 2020	Allocation	Charge-offs	Recoveries	March 31, 2021
Mortgage loans on real estate:
Residential 1‑4 family	$2,638	$(772)	$—	$38	$1,904
Commercial	4,568	(1,059)	—	3	3,512
Construction and land development	2,545	(758)	—	20	1,807
Second mortgages	18	(7)	—	8	19
Multifamily	508	(201)	—	—	307
Agriculture	40	19	—	—	59
Total real estate loans	10,317	(2,778)	—	69	7,608
Commercial loans	1,897	379	(167)	24	2,133
Consumer installment loans	119	86	(79)	41	167
All other loans	7	—	—	—	7
Unallocated	—	913	—	—	913
Total loans	$12,340	$(1,400)	$(246)	$134	$10,828

	Three Months Ended March 31, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	March 31, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$234	$—	$16	$2,935
Commercial	2,196	2,000	—	44	4,240
Construction and land development	1,044	227	—	83	1,354
Second mortgages	79	(10)	—	1	70
Multifamily	248	19	—	—	267
Agriculture	38	7	—	—	45
Total real estate loans	6,290	2,477	—	144	8,911
Commercial loans	1,980	582	(19)	3	2,546
Consumer installment loans	114	35	(75)	37	111
All other loans	7	1	—	—	8
Unallocated	38	205	—	—	243
Total loans	$8,429	$3,300	$(94)	$184	$11,819

The increase in provision expense for the three months ended March 31, 2020 reflected the significant increase in commercial real estate and commercial loans classified as special mention due to the inherent economic impact COVID-19 was expected to have on these borrowers.  The subsequent recovery of loan loss provision for the three months ended March 31, 2021 reflected a more stable economic climate in the first quarter of 2021 compared with each quarter in 2020. This is evidenced by the level of charge-offs and delinquencies, which have remained relatively low. Also, the majority of loans that were granted COVID-19 related payment relief have resumed normal payments. The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$660	$1,244	$1,904	$2,561	$181,725	$184,286
Commercial	55	3,457	3,512	3,612	501,234	504,846
Construction and land development	2	1,805	1,807	5	161,820	161,825
Second mortgages	—	19	19	—	6,526	6,526
Multifamily	—	307	307	—	87,624	87,624
Agriculture	13	70	83	45	7,902	7,947
Total real estate loans	730	6,902	7,632	6,223	946,831	953,054
Commercial loans	385	1,724	2,109	1,462	238,320	239,782
Consumer installment loans	3	164	167	12	8,583	8,595
All other loans	—	7	7	—	1,292	1,292
Unallocated	—	913	913	—	—	—
Total loans	$1,118	$9,710	$10,828	$7,697	$1,195,026	$1,202,723

	December 31, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$640	$1,998	$2,638	$2,824	$194,404	$197,228
Commercial	57	4,511	4,568	3,658	471,198	474,856
Construction and land development	12	2,533	2,545	44	182,233	182,277
Second mortgages	—	18	18	—	6,360	6,360
Multifamily	—	508	508	—	78,158	78,158
Agriculture	13	27	40	45	6,617	6,662
Total real estate loans	722	9,595	10,317	6,571	938,970	945,541
Commercial loans	437	1,460	1,897	2,549	222,837	225,386
Consumer installment loans	6	113	119	19	9,977	9,996
All other loans	—	7	7	—	1,439	1,439
Unallocated	—	—	—	—	—	—
Total loans	$1,165	$11,175	$12,340	$9,139	$1,173,223	$1,182,362

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $10.6 million and $10.7 million at March 31, 2021 and December 31, 2020, respectively, and PPP loans 100% guaranteed by the SBA of $67.7 million and $49.3 million at March 31, 2021 and December 31, 2020, respectively.

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

The following tables present the composition of loans by credit quality indicator at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$177,591	$5,280	$1,415	$—	$184,286
Commercial	459,805	44,330	711	—	504,846
Construction and land development	149,809	12,011	5	—	161,825
Second mortgages	5,903	623	—	—	6,526
Multifamily	86,539	1,085	—	—	87,624
Agriculture	6,491	34	1,422	—	7,947
Total real estate loans	886,138	63,363	3,553	—	953,054
Commercial loans	217,059	14,739	7,984	—	239,782
Consumer installment loans	8,569	14	12	—	8,595
All other loans	1,277	15	—	—	1,292
Total loans	$1,113,043	$78,131	$11,549	$—	$1,202,723

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$189,617	$6,253	$1,358	$—	$197,228
Commercial	433,748	39,001	2,107	—	474,856
Construction and land development	173,668	8,565	44	—	182,277
Second mortgages	5,495	865	—	—	6,360
Multifamily	71,923	6,235	—	—	78,158
Agriculture	6,208	409	45	—	6,662
Total real estate loans	880,659	61,328	3,554	—	945,541
Commercial loans	199,762	17,843	7,781	—	225,386
Consumer installment loans	9,959	18	19	—	9,996
All other loans	1,424	15	—	—	1,439
Total loans	$1,091,804	$79,204	$11,354	$—	$1,182,362

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 18 loans that met the definition of a TDR at each of March 31, 2021 and 2020.

The Company had no loan modifications considered to be TDRs during the three months ended March 31, 2021 and 2020.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three months ended March 31, 2021 and 2020.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At March 31, 2021, the Company had 1-4 family mortgages in the amount of $78.0 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $65.7 million.

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

As of March 31, 2021 and December 31, 2020, the outstanding contractual balance of the PCI loans was $41.1 million and $43.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$20,251	90.14%	$21,720	90.35%
Commercial	423	1.88	429	1.78
Construction and land development	729	3.25	780	3.25
Second mortgages	860	3.83	904	3.76
Multifamily	202	0.90	207	0.86
Total real estate loans	22,465	100.00	24,040	100.00
Total PCI loans	$22,465	100.00%	$24,040	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three months ended March 31, 2021 and 2020.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$20,251	$156	$21,720
Commercial	—	423	—	429
Construction and land development	—	729	—	780
Second mortgages	—	860	—	904
Multifamily	—	202	—	207
Total real estate loans	156	22,465	156	24,040
Total PCI loans	$156	$22,465	$156	$24,040

The change in the accretable yield balance for the three months ended March 31, 2021 and the year ended December 31, 2020, is as follows (dollars in thousands):

Balance, January 1, 2020	$33,466
Accretion	(4,024)
Reclassification to nonaccretable difference	(253)
Balance, December 31, 2020	$29,189
Accretion	(847)
Reclassification to nonaccretable difference	(1,019)
Balance, March 31, 2021	$27,323

The PCI loans were not classified as nonperforming assets as of March 31, 2021, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Residential 1‑4 family	$21	$21
Construction and land development	4,292	4,340
Total other real estate owned	$4,313	$4,361

At March 31, 2021, the Company had $274,000 in residential 1-4 family loans and PCI loans that were in the process of foreclosure.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Interest bearing checking	$261,536	$239,628
MMDA	171,932	154,503
Savings	137,507	124,384
Time deposits less than or equal to $250,000	422,372	452,885
Time deposits over $250,000	112,038	128,400
Total interest bearing deposits	$1,105,385	$1,099,800

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31, 2021
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$7,758	$(1,073)	$(494)	$6,191
Other comprehensive (loss) income before reclassifications	(2,836)	—	143	(2,693)
Amounts reclassified from AOCI	(12)	—	—	(12)
Net current period other comprehensive (loss) income	(2,848)	—	143	(2,705)
Ending balance	$4,910	$(1,073)	$(351)	$3,486

	Three months ended March 31, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	610	—	(435)	175
Amounts reclassified from AOCI	30	—	—	30
Net current period other comprehensive income (loss)	640	—	(435)	205
Ending balance	$3,527	$(886)	$(471)	$2,170

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	March 31, 2021	March 31, 2020
Securities available for sale:
Unrealized (gain) loss on securities available for sale	$(16)	$39	Gain (loss) on securities transactions, net
Related tax expense (benefit)	4	(9)	Income tax expense
	$(12)	$30	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of March 31, 2021.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$7,804	$7,804	$—	$—
U.S. Government agencies	36,123	9,326	26,797	—
State, county and municipal	124,611	4,574	120,037	—
Mortgage backed securities	32,274	—	32,274	—
Asset backed securities	46,712	4,596	42,116	—
Corporate bonds	25,602	—	25,602	—
Total investment securities available for sale	273,126	26,300	246,826	—
Total assets at fair value	$273,126	$26,300	$246,826	$—
Cash flow hedge liability	$449	—	$449	—
Total liabilities at fair value	$449	$—	$449	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$23,499	$23,499	$—	$—
U.S. Government agencies	25,853	4,034	21,819	—
State, county and municipal	125,720	5,945	119,775	—
Mortgage backed securities	32,189	5,534	26,655	—
Asset backed securities	37,488	9,784	27,704	—
Corporate bonds	26,598	500	26,098	—
Total investment securities available for sale	271,347	49,296	222,051	—
Total assets at fair value	$271,347	$49,296	$222,051	$—
Cash flow hedge liability	631	—	$631	—
Total liabilities at fair value	$631	$—	$631	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,409	$—	$—	$2,409
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	4,313	—	—	4,313
Total assets at fair value	$8,229	$—	$—	$8,229
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,449	$—	$—	$3,449
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	4,361	—	—	4,361
Total assets at fair value	$9,317	$—	$—	$9,317
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At March 31, 2021 and December 31, 2020, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10%  and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3.  For each of the periods ended March 31, 2021 and December 31, 2020, weighted average adjustments, calculated based on relative fair value, related to impaired loans were 12.3%.

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

Other real estate owned

OREO assets are adjusted to fair value less estimated disposal costs upon transfer of the related loans to OREO, establishing a new cost basis. Initial fair value is based on appraised values of the collateral less estimated disposal costs. Subsequent to the transfer, valuations are periodically performed by management based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and the Company’s ability and intent with regard to continued ownership of the properties. The assets are carried at the lower of carrying value or fair value less estimated disposal costs ranging from 2% to 10%. The Company may incur additional write-downs of OREO assets to fair value less estimated costs to sell if valuations indicate a further deterioration in market conditions.  As such, the Company records OREO as a nonrecurring fair value measurement classified as Level 3.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	March 31, 2021
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$20,271	$21,190	$—	$21,190	$—
Loans, net of allowance	1,191,895	1,205,856	—	—	1,205,856
PCI loans, net of allowance	22,309	22,465	—	—	22,465

Financial liabilities:
Interest bearing deposits	1,105,385	1,108,536	—	1,108,536	—
Borrowings	71,791	72,434	—	72,434	—

	December 31, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$21,176	$22,257	$—	$22,257	$—
Loans, net of allowance	1,170,022	1,178,764	—	—	1,178,764
PCI loans, net of allowance	23,884	32,657	—	—	32,657

Financial liabilities:
Interest bearing deposits	1,099,800	1,103,112	—	1,103,112	—
Borrowings	61,957	62,852	—	62,852	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to restricted stock units and stock option awards. The following table presents basic and diluted EPS for the three months ended March 31, 2021 and 2020 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months ended March 31, 2021
Basic EPS	$6,643	22,201	$0.30
Effect of dilutive stock awards	—	215	—
Diluted EPS	$6,643	22,416	$0.30

For the three months ended March 31, 2020
Basic EPS	$1,415	22,400	$0.06
Effect of dilutive stock awards	—	191	—
Diluted EPS	$1,415	22,591	$0.06

Antidilutive shares issuable under awards or options of 567,000 and 568,000 were excluded from the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively.

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

The following table provides the components of net periodic benefit cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Interest cost	$116	$33
Expected return on plan assets	(265)	(54)
Amortization of prior service cost	4	1
Recognized net loss due to settlement	—	—
Recognized net actuarial loss	65	12
Net periodic income	$(80)	$(8)

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with a total notional amount of $20 million at each of March 31, 2021 and December 31, 2020.  The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had $770,000 of cash pledged as collateral at each of March 31, 2021 and December 31, 2020.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three month periods ended March 31, 2021 and 2020. The Company recorded a fair value liability of $449,000 and $631,000 in other liabilities at March 31, 2021 and December 31, 2020, respectively. The net losses were recorded as a component of other comprehensive income net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Noninterest income
In-scope of Topic 606:
Service charges and fees on deposit accounts	$318	$454
Interchange and ATM fees	361	218
Brokerage fees and commissions	98	72
Noninterest income (in-scope of Topic 606)	777	744
Noninterest income (out-of-scope of Topic 606)	851	591
Total noninterest income	$1,628	$1,335

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

The following table presents operating lease liabilities as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Gross lease liability	$7,739	$8,047
Less: imputed interest	(2,194)	(2,260)
Present value of lease liability	$5,545	$5,787

The Company had no finance or sales type leases as of March 31, 2021 and December 30, 2020.

The weighted average remaining lease term and weighted average discount rate for operating leases at March 31, 2021 was 12.5 years and 4.83%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2020 was 12.3 years and 4.78%, respectively.

Maturities of the gross operating lease liability at March 31, 2021 are as follows (dollars in thousands):

2021	$882
2022	600
2023	630
2024	573
2025	552
Thereafter	4,502
Total of future payments	$7,739

Operating lease costs and sublease rental income for the three months ended March 31, 2021 were $317,000 and $77,000, respectively.  Operating lease costs and sublease rental income for the three months ended March 31, 2020 were $314,000 and $27,000, respectively.

Note 14. Subsequent event

On April 7, 2021, the Company sold OREO property with a carrying value of $3.8 million for a gain of $435,000.  In accordance with FASB ASC 610, Other Income, the Company recognizes a sale when it deems that it is probable it will collect substantially all of the consideration to which it will be entitled in exchange for the OREO property and has transferred control to the buyer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at March 31, 2021 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three months ended March 31, 2021 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

These factors and additional risks and uncertainties are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Overview

The coronavirus (COVID-19) pandemic that set off an economic crisis in 2020 continues to impact the Company’s financial results for the first three months of 2021, and will impact future financial results. While the government mandated business closures enacted in 2020 have eased, the Company’s customers and markets are not back to pre-COVID business levels, and unemployment continues to be a major issue.  Continued uncertainties in the economy and the time that it could take to fully recover underlie the financial impacts that the Company may experience.  The Company continues to focus on assessing the risks in its loan portfolio and to work with its customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

Despite the continuing effects of the COVID-19 pandemic, the Company has just completed the best quarter financially in its history. Net income in the first quarter of 2021 increased $5.2 million when compared to the same period in 2020.  Net income was $6.6 million in the first quarter of 2021, with earnings per share of $0.30 basic and fully diluted.  Net income for the first quarter of 2020 was $1.4 million, with earnings per share of $0.06 basic and fully diluted. The increase in net income was driven by a change of $4.7 million in the provision for loan losses, which reflected a recovery of $1.4 million in the first quarter of 2021 compared with a provision of $3.3 million in the first quarter of 2020 at the outset of the COVID-19 pandemic. The credit in the current quarter reflected improvement in loan quality as well as loan risk ratings since the first quarter of 2020. Additionally, there was an increase of $1.8 million in net interest income, primarily from a decline in interest expense of $1.9 million in the first quarter of 2021 compared with the same period one year earlier. Noninterest income increased $293,000 year over year, driven by an increase of $151,000 in other noninterest income and an increase of $99,000 in mortgage loan income. Offsetting these increases to net income was an increase of

$161,000 in noninterest expense and an increase of $1.4 million in income tax expense. Details of the year-over-year financial performance of the Company are presented below.

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

Net interest income increased $1.8 million, or 15.0%, from the first quarter of 2020 to the first quarter of 2021. Net interest income was $14.1 million in the first quarter of 2021 compared with $12.2 million for the same period in 2020.  Interest and dividend income decreased $86,000, or 0.5%, over this time period. In the first quarter of 2021, $609,000 in PPP origination fees were recognized as income versus none in the same period of 2020. Interest and fees on loans were $13.2 million in the first quarter of 2021, an increase of $64,000, or 0.5%, over the same period in 2020. Interest and fees on PCI loans decreased by $241,000 and were $856,000 in the first quarter of 2021. Securities income was $1.8 million in the first quarter of 2021, an increase of $100,000 over the same period in 2020. Interest on deposits in other banks decreased by $9,000 year over year.

The average balance of the loan portfolio, excluding PCI loans, increased by $126.1 million year over year and averaged $1.191 billion for the first quarter of 2021. The average balance of the PCI portfolio declined $8.1 million during the year-over-year comparison period. The average balance of total earning assets increased $224.2 million, or 16.7%, from the first quarter of 2020 to the first quarter of 2021. The yield on earning assets decreased from 4.78% in the first quarter of 2020 to 4.12% in the first quarter of 2021. The yield on earning assets was the culmination of decreases in the yield on all loans, from 5.19% in the first quarter of 2020 to 4.68% in the first quarter of 2021, in the tax-equivalent yield on securities, from 3.08% in the first quarter of 2020 to 2.65% in the first quarter of 2021, and in the yield on interest bearing bank balances, from 1.68% to 0.34% year over year.

Interest expense decreased $1.9 million, or 51.9%, when comparing the first quarter of 2021 and the first quarter of 2020. Interest expense on deposits decreased $1.9 million, or 54.2%, as the cost declined from 1.34% in the first quarter of 2020 to 0.58% for the same period in 2021.  The average balance of interest bearing deposits increased $70.4 million, or 6.9%. This growth was from non-maturity deposit sources. First, there was an increase of $80.6 million, or 47.3%, in the average balance of interest bearing checking accounts, which averaged $250.9 million in the first quarter of 2021. Additionally, there was an increase of $72.1 million in the average balance of savings and money market accounts from the first quarter of 2020 to the same period in 2021. Offsetting these increases was a decrease in the average balance of time deposits of $82.4 million, to $550.3 million for the first quarter of 2021. FHLB and other borrowings benefited from a decrease in cost from 1.58% in the first quarter of 2020 to 1.26% in the first quarter of 2021.  All of the above contributed to the reduction of interest expense for interest bearing liabilities by $1.9 million despite an increase of $69.0 million in the average amount outstanding. Also noteworthy is that, although not an interest bearing category, a sizeable amount of funding was generated in the first quarter of 2021 by a year-over-year average balance increase of $139.1 million in noninterest bearing deposits. The amount of liquidity in the banking system, along with lower interest rates and a shift in deposit balances, decreased the cost of interest bearing liabilities from 1.36% in the first quarter of 2020 to 0.62% in the first quarter of 2021.

The tax-equivalent net interest margin decreased two basis points, from 3.68% in the first quarter of 2020 to 3.66% in the first quarter of 2021. Conversely, the interest spread increased from 3.42% to 3.50% over the same time period.  The decrease in the margin was precipitated by a decrease of 66 basis points in the yield on earning assets compared with a decline of 74 basis points in the cost of interest bearing liabilities applied against growth of $224.2 million, or 16.7%, in earning assets.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three months ended March 31, 2021 and 2020. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended March 31, 2021			Three months ended March 31, 2020
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,191,395	$13,150	4.48%	$1,065,268	$13,086	4.93%
PCI loans	23,226	856	14.75	31,311	1,097	13.87
Total loans	1,214,621	14,006	4.68	1,096,579	14,183	5.19
Interest bearing bank balances	70,192	60	0.34	16,455	69	1.68
Federal funds sold	198	-	0.07	141	-	1.06
Securities (taxable)	234,938	1,467	2.50	182,340	1,351	2.96
Securities (tax exempt) (1)	49,158	414	3.37	49,391	435	3.52
Total earning assets	1,569,107	15,947	4.12	1,344,906	16,038	4.78
Allowance for loan losses	(12,459)			(8,621)
Non-earning assets	105,946			105,540
Total assets	$1,662,594			$1,441,825

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$250,888	$138	0.22	$170,279	$94	0.22
Savings and money market	291,779	183	0.25	219,661	280	0.51
Time deposits	550,297	1,244	0.92	632,664	3,045	1.93
Total interest bearing deposits	1,092,964	1,565	0.58	1,022,604	3,419	1.34
Short-term borrowings	439	-	0.20	4,185	23	2.20
FHLB and other borrowings	69,174	217	1.26	66,796	266	1.58
Total interest bearing liabilities	1,162,577	1,782	0.62	1,093,585	3,708	1.36
Noninterest bearing deposits	314,979			175,871
Other liabilities	13,208			14,184
Total liabilities	1,490,764			1,283,640
Shareholders’ equity	171,830			158,185

Total liabilities and shareholders’ equity	$1,662,594			$1,441,825
Net interest earnings		$14,165			$12,330
Interest spread			3.50%			3.42%
Net interest margin			3.66%			3.68%

Tax equivalent adjustment:
Securities		$87			$92

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was a recovery of $1.4 million of provision for loan losses on the loan portfolio, excluding PCI loans, in the first quarter of 2021. This compares to a provision of $3.3 million in the first quarter of 2020.

The recovery of provision recorded in the first quarter of 2021 was due to continued improvement in the quality of the loan portfolio and an overall improvement in the risks associated with the potential economic impact of the COVID-19 pandemic. These improvements reflect a more stable economic climate in the first quarter of 2021 compared with each quarter in 2020. This is evidenced by the level of charge-offs and delinquencies, which have remained relatively low. Also, the majority of loans that were granted COVID-19 related payment relief have resumed normal payments. Beginning in the first quarter of 2020, management adjusted the loan review process to identify, and monitor on a going forward basis, those borrowers that management believed to be possibly impacted by the economy. Loans identified with increased risk are aggregated by loan type. During the first quarter of 2020, this analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to the provision for loan losses of $3.3 million for the first quarter of 2020. Despite the stay-at-home orders, shut downs, higher than historical unemployment levels and slow growth, the loan portfolio has exhibited a trend over the last year of lower nonaccrual loans, lower other real estate loans and very low charge-offs.

Due to the COVID-19 pandemic, the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in our geographic territory.  As of March 31, 2021, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Consumer	19.7%
Lessors of commercial properties	12.4
Lessors of residential properties	12.2
Hotels and other lodging	5.6
Medical and care services	4.4
Food service & drinking	2.5
Retail stores	1.5
Personal services	1.3

The Company is working with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  The Company had provided aggregate COVID-19 related payment relief on loans totaling $192.6 million through March 31, 2021.  As of March 31, 2021, regular payments have resumed on $148.1 million of these loans, of which PCI comprised $11.8 million. As a result, at March 31, 2021, there were $44.5 million in loans under COVID-19 related payment relief. PCI loans comprised $13.2 million of this total at March 31, 2021. Through March 31, 2021, the Company had re-extended this payment relief on $57.6 million of these loans, $2.0 million of which were within the PCI portfolio.  At March 31, 2021, $16.1 million in loans were in first time payment relief status.

With respect to the PCI portfolio, due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the three months ended March 31, 2021 and 2020. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net charge-offs of $112,000 in the first quarter of 2021, compared with net recoveries of $90,000 in the first quarter of 2020. Total charge-offs were $246,000 for the first quarter of 2021 compared with $94,000 in the first quarter of 2020. Recoveries of previously charged-off loans were $134,000 for the first quarter of 2021 compared with $184,000 in the first quarter of 2020.

Noninterest Income

Noninterest income of $1.6 million in the first quarter of 2021 was an increase of $293,000, or 21.9%, over the first quarter of 2020. Other noninterest income of $447,000 in the first quarter of 2021 was an increase of $151,000 over the same period in 2020, driven by an increase in insurance commissions. Mortgage loan income of $320,000 was an increase of $99,000 year over year. Gains (losses) on securities transactions increased $55,000 year over year, and service charges on deposit accounts increased $7,000 and were $679,000 in the first quarter of 2021. Offsetting these increases to noninterest income were a decrease of $11,000 in gain on sale of loans, of which there were none in the current quarter, and a decrease of $8,000 in income on bank owned life insurance, which was $166,000 in the first quarter of 2021, year over year.

Noninterest Expense

Noninterest expenses were $8.8 million for the first quarter of 2021. This is an increase of $161,000, or 1.9%, from noninterest expenses of $8.6 million for the first quarter of 2020. The largest component of the increase was an increase in FDIC assessment reflecting an increase in the assessment base, which was $212,000 in the first quarter of 2021 compared with $125,000 in the first quarter of 2020. Other noninterest expenses were $1.6 million in the first quarter of 2021, an increase of $72,000 over the same quarter one year earlier. Salaries and employee benefits of $5.2 million in the first quarter of 2021 increased $56,000 over the first quarter of 2020. Data processing fees of $608,000 in the first quarter of 2021 reflected an increase of $16,000 year over year. Offsetting these increases was a year-over-year decline of $84,000 in equipment expenses driven by lower depreciation expense, which were $288,000 for the first quarter of 2021.

Income Taxes

Income tax expense was $1.7 million for the first quarter of 2021, compared with income tax expense of $264,000 for first quarter of 2020. The effective tax rate for the first quarter of 2021 was 20.5% compared with 15.7% for the first quarter of 2020. The increase in the effective tax rate in the first quarter of 2021 compared with the first quarter of 2020 was the result of a higher deduction related to stock option exercises in 2020.

FINANCIAL CONDITION

General

Total assets were $1.699 billion at March 31, 2021 and increased $54.1 million, or 3.3%, when compared with December 31, 2020.  Total loans, excluding PCI loans, were $1.203 billion at March 31, 2021, increasing $20.4 million, or 1.7%, from year end 2020. The March 31, 2021 loan total includes $67.7 million in PPP loans, net of fees. PPP loans, net of fees, were $49.3 million at December 31, 2020. Total PCI loans were $22.5 million at March 31, 2021 versus $24.0 million at December 31, 2020.

The PPP loan balances noted above are included in commercial loans.  As a result of the economic conditions that existed during 2020 and early 2021, commercial loans, excluding PPP loans, declined by $4.0 million from December 31, 2020. Commercial real estate loans, the largest category of loans at $504.8 million, or 42.0% of gross loans outstanding at March 31, 2021 increased $30.0 million during the first quarter of 2021. Construction and land development loans, totaling $161.8 million, decreased by $20.5 million, or 11.2%, during the first quarter of 2021. Residential 1 – 4 family loans declined during the first quarter of 2021 by $12.9 million and ended the period at $184.3 million, or 15.3% of the portfolio.

The Company’s securities portfolio, excluding restricted equity securities, was $293.4 million at March 31, 2021 and increased $874,000 during the first quarter of 2021. U.S. Treasury issues decreased by $15.7 million during the first quarter of 2021 as excess liquidity was invested short term in very liquid and low risk instruments during the fourth quarter of 2020 and deployed in longer term securities during the first quarter of 2021. U.S. Government agencies increased $10.3 million during the first quarter of 2021 and were $36.1 million at March 31, 2021. Asset backed securities, consisting of student loan pools 97% guaranteed by the U.S. Government, increased $9.2 million during the first quarter of 2021 and were $46.7 million at March 31, 2021. State, county and municipal securities, the largest investment category totaling $144.9 million at March 31, 2021, decreased by $2.0 million during the first quarter of 2021. Corporate securities were $25.6 million at March 31, 2021.

The Company is required to account for the effect of changes in the fair value of securities available for sale (AFS) under FASB ASC 320, Investments – Debt and Equity Securities. The fair value of the AFS portfolio was $273.1 million at March 31, 2021 and $271.3 million at December 31, 2020. At March 31, 2021, the Company had a net unrealized gain on the AFS portfolio of $6.3 million compared with a net unrealized gain of $9.9 million at December 31, 2020. Municipal securities comprised 45.2% of the total AFS portfolio at March 31, 2021. These securities exhibit more price volatility in a changing interest rate environment because of their longer weighted average life, as compared to other categories contained within the rest of the portfolio.

The Company had cash and cash equivalents of $95.4 million at March 31, 2021 compared with $63.2 million at year end 2020, an increase of $32.2 million. The majority of this category growth, $29.2 million, occurred in interest bearing bank balances, which were $74.3 million at March 31, 2021, as large amounts of liquidity have been funneled into the banking system through the facilitation of PPP loans by the banking industry and stimulus checks issued by the U.S. Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Interest bearing deposits at March 31, 2021 were $1.105 billion, an increase of $5.6 million, or 0.5%, from December 31, 2020. Interest bearing checking accounts of $261.5 million grew by $21.9 million, or 9.1%, during the first quarter of 2021. Money market deposit accounts were $171.9 million at March 31, 2021 and grew $17.4 million, or 11.3%, during the first quarter of 2021. Savings accounts totaled $137.5 million at March 31, 2021 and grew $13.1 million, or 10.6%, during the first quarter of 2021. Strong growth in these non-maturity categories for the year has allowed the Company to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category.  As a result, there has been a decline in time deposits less than or equal to $250,000, which decreased by $30.5 million, or 6.7%, in the first quarter of 2021 and were $422.4 million at March 31, 2021. Time deposits over $250,000 declined $16.4 million in the first quarter of 2021 and were $112.0 million at March 31, 2021. Time deposit balances combined were 48.3% of interest bearing deposits at March 31, 2021 and 37.1% of all deposit balances. This is a decline from 52.9% of interest bearing balances and 41.6% of all deposit balances at December 31, 2020. The growth in interest bearing checking accounts, money market accounts and savings accounts, as well as in noninterest bearing checking accounts, was $87.5 million during the first quarter of 2021. A portion of this growth was associated with the PPP loans originated during 2020 and 2021 and stimulus checks issued under the CARES Act, as well as previously postponed business activity that resulted from the COVID-19 stay-at-home orders.

FHLB borrowings were $67.7 million at March 31, 2021 compared with $57.8 million at December 31, 2020. The stable level of FHLB borrowings during 2020 and into 2021 has been due to the FHLB swiftly responding to the March 16, 2020 rate cut of 1.50% to the discount rate by repricing advances downward to ensure low cost liquidity for the banking system. As a result, the Bank has found this level of borrowing to be a stable source of low cost funding. The average rate paid on FHLB borrowings was 1.26% during the first quarter of 2021. There were no Federal funds purchased at March 31, 2021 or December 31, 2020.

Shareholders’ equity was $172.5 million at March 31, 2021, or 10.2% of total assets, compared with $169.7 million, or 10.3% of total assets, at December 31, 2020. The Company repurchased 309,700 shares of common stock at a total cost of $2.2 million during 2020 and 21,100 shares for a total cost of $147,000 during the first quarter of 2021.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming loans were $3.5 million at March 31, 2021, a decrease of $976,000 from December 31, 2020. Total non-performing assets totaled $7.8 million at March 31, 2021 compared with $8.9 million at December 31, 2020. There were net charge-offs of $112,000 in the first quarter of 2021.

The allowance for loan losses to total loans was 0.90% at March 31, 2021 compared with 1.04% at December 31, 2020. The volume of PPP loans originated since the second quarter of 2020 impacted the ratio.  PPP loans, net of fees, were $67.7 million at March 31, 2021 and $49.3 million at December 31, 2020. These loans are fully guaranteed by the SBA in accordance with the CARES Act; therefore, no allowance is required. The Company monitors and adjusts the allowance for loan losses based on loans requiring a reserve.  The allowance for loan losses to total loans excluding the PPP loans would have reflected a level of coverage of 0.95% at March 31, 2021 and 1.09% at December 31, 2020.

The allowance for loan losses includes an amount that cannot be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the partial recovery of $1.4 million from the provision of $4.2 million taken during the year ended December 31, 2020 drove the March 31, 2021 unallocated amount of $913,000, which is reflective of the on-going COVID-related risk grade stresses inherent in the loan portfolio. Several factors justify the maintenance of this unallocated amount, as follows:

●	The uncertainty of the economic impact of COVID-19 continues to be a factor for the remainder of 2021 as the pandemic enters its hopeful twilight. The Company does not believe that any of its COVID-related modifications currently rise to the level of a TDR under the current regulatory guidance, and it continues to monitor impacted loans closely with regularity as modification periods expire and the economy recovers from the pandemic.
●	While the Company believes that it has appropriately assigned risk grade factors to address COVID-related risk in the most vulnerable pools, there is still a degree of uncertainty. For example, the Company expected about 200 applications from current customers during the latest round of the PPP. As of March 31, 2021, the Company has made over 400 PPP loans, indicating that the extent to which its customers are struggling has been greater than expected. Also, new variants of COVID are emerging and causing concern for increased cases that could result in the return of increased restrictions and more economic strain.
●	Coverage ratios at March 31, 2021 relating to the allowance, as noted in the table below, were consistent with prior periods when the ratios were proven to be adequate and produced provisions and allowances for loan losses that are directionally consistent with the credit quality of the loan portfolio. This is an indication that the allowance, in the aggregate, is reasonably stated when considering both total loans and loans with some doubt regarding ultimate collectability.
●	The Company believes that, if the portfolio continues to show improvement and the calculation continues to yield a significant unallocated component, it will make adjustments as considered appropriate after observing a longer, more substantiated time horizon.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At March 31, 2021 and December 31, 2020, total impaired loans, excluding PCI loans, equaled $7.7 million and $9.1 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual loans	$3,496	$4,460
Loans past due 90 days and accruing interest	33	45
Total nonperforming loans	3,529	4,505
OREO	4,313	4,361
Total nonperforming assets	$7,842	$8,866

Accruing troubled debt restructure loans	$4,201	$4,679

Balances
Specific reserve on impaired loans	1,118	1,165
General reserve related to unimpaired loans	9,710	11,175
Total allowance for loan losses	10,828	12,340

Average loans during the year, net of unearned income	1,191,395	1,138,603

Impaired loans	7,697	9,139
Non-impaired loans	1,195,026	1,173,223
Total loans, net of unearned income	1,202,723	1,182,362

Ratios
Allowance for loan losses to loans	0.90%	1.04
Allowance for loan losses to nonaccrual loans	309.73	276.68
General reserve to non-impaired loans	0.81	0.95
Nonaccrual loans to loans	0.29	0.38
Nonperforming assets to loans and OREO	0.65	0.75
Net charge-offs to average loans	0.04	0.03

A further breakout of nonaccrual loans, excluding PCI loans, at March 31, 2021 and December 31, 2020 is below (dollars in thousands):

	March 31, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$1,422	$1,357
Commercial	711	730
Construction and land development	5	44
Agriculture	45	45
Total real estate loans	2,183	2,176
Commercial loans	1,301	2,264
Consumer installment loans	12	20
Total loans	$3,496	$4,460

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

Activity under the stock repurchase program that the Company adopted in January 2020 was suspended effective April 2, 2020.  The sole reason for this suspension was due to the uncertainties surrounding COVID-19.  On October 29, 2020, the Company announced the recommencement of this program for the repurchase of up to 200,000 shares of its common stock through January 2021.  On February 19, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock through February 2022.  Shares of common stock may be purchased under the program periodically in privately negotiated transactions or in open market transactions at prevailing market prices, and pursuant to a trading plan in accordance with applicable securities laws.

The actual means and timing of any purchases, target number of shares and prices or range of prices under the repurchase program, which the Company determines in its discretion, depend on a number of factors, including the market price of the Company’s common stock, share issuances under the Company’s equity plans, general market and economic conditions, and applicable legal and regulatory requirements.  The Company’s Board of Directors may modify, amend or terminate the program at any time. There is no assurance as to the amount of shares that the Company will purchase under the program. The Company continues to place a heightened emphasis on capital and liquidity to safeguard shareholders, its balance sheet and the needs of its customers.

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

The Bank’s ratio of total risk-based capital was 13.8% at March 31, 2021 compared with 13.6% at December 31, 2020.  The tier 1 risk-based capital ratio was 13.0% at March 31, 2021 and 12.7% at December 31, 2020. The Bank’s tier 1 leverage ratio was 10.4% at March 31, 2021 and 10.1% at December 31, 2020.  All capital ratios exceed regulatory minimums to be considered well capitalized.  BASEL III introduced the common equity tier 1 capital ratio, which was 13.0% at March 31, 2021 and 12.7% at December 31, 2020.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At March 31, 2021, the Bank had a capital conservation buffer of 5.8%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at March 31, 2021 and December 31, 2020 was as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash and due from banks	$20,836	$17,845
Interest bearing bank deposits	74,337	45,118
Federal funds sold	234	222
Available for sale securities, at fair value, unpledged	237,367	235,784
Total liquid assets	$332,774	$298,969

Deposits and other liabilities	$1,526,332	$1,475,155
Ratio of liquid assets to deposits and other liabilities	21.80%	20.27%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at March 31, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of March 31, 2021 and December 31, 2020, is as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Commitments with off-balance sheet risk:
Commitments to extend credit	$276,433	$245,858
Standby letters of credit	14,480	15,193
Total commitments with off-balance sheet risks	$290,913	$261,051

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $20 million at each of March 31, 2021 and December 31, 2020. The Company recorded a fair value liability of $449,000 and $631,000 in other liabilities, at March 31, 2021 and December 31, 2020, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net losses were recorded as a component of other comprehensive income in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at March 31, 2021 (dollars in thousands):

	March 31, 2021
	%	$
Change in Yield curve
+400 bp	14.9	7,979
+300 bp	11.0	5,893
+200 bp	7.0	3,725
+100 bp	3.1	1,666
most likely	—	—
‑100 bp	(1.0)	(539)
‑200 bp	(1.3)	(695)
‑300 bp	(1.3)	(702)
‑400 bp	(1.3)	(702)

At March 31, 2021, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 14.9%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 1.3%. While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 1A. Risk Factors

There are no material changes to any of the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Part I, Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

Effective January 22, 2020, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Company purchased 130,800 shares under the program during the first two quarters of 2020 before suspending activity under it effective April 2, 2020.  On October 26, 2020, the Company authorized the recommencement of the program for the repurchase of up to 200,000 shares of its common stock through January 2021.  The Company repurchased 178,900 shares under the program during the fourth quarter of 2020.

On February 19, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock through February 2022.

The following table provides information with respect to purchases under the share repurchase program during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 - January 31, 2021	21,100	$6.92	21,100	—
February 1 - February 29, 2021	—	—	—	—
March 1 - March 31, 2021	—	—	—	—
Total	21,100	$6.92	21,100	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

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

Date: May 14, 2021

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 14, 2021