Form 10-Q
period 2021-06-30
Community Bankers Trust Corp
filed 2021-08-13
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At June 30, 2021, there were 22,451,463 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(dollars in thousands, except share data)

	June 30, 2021	December 31, 2020 *
ASSETS
Cash and due from banks	$21,414	$17,845
Interest bearing bank deposits	101,996	45,118
Federal funds sold	234	222
Total cash and cash equivalents	123,644	63,185

Securities available for sale, at fair value	321,759	271,347
Securities held to maturity, at cost (fair value of $20,698 and $22,257, respectively)	19,824	21,176
Equity securities, restricted, at cost	8,049	8,436
Total securities	349,632	300,959

Loans	1,191,841	1,182,362
Purchased credit impaired (PCI) loans	17,943	24,040
Total loans	1,209,784	1,206,402
Allowance for loan losses (loans of $11,006 and $12,340, respectively; PCI loans of $156 and $156, respectively)	(11,162)	(12,496)
Net loans	1,198,622	1,193,906

Bank premises and equipment, net	27,297	27,897
Bank premises and equipment held for sale	1,507	1,507
Right-of-use lease assets	5,053	5,530
Other real estate owned	364	4,361
Bank owned life insurance	30,363	30,029
Other assets	17,731	17,435
Total assets	$1,754,213	$1,644,809

LIABILITIES
Deposits:
Noninterest bearing	$339,712	$298,901
Interest bearing	1,149,116	1,099,800
Total deposits	1,488,828	1,398,701

Federal Home Loan Bank borrowings	67,500	57,833
Trust preferred capital notes	4,124	4,124
Lease liabilities	5,297	5,787
Other liabilities	8,733	8,710
Total liabilities	1,574,482	1,475,155

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized $0.01 par value; 22,451,463 and 22,220,929 shares issued and outstanding, respectively)	225	222
Additional paid in capital	151,522	149,822
Retained earnings	22,811	13,419
Accumulated other comprehensive income	5,173	6,191
Total shareholders’ equity	179,731	169,654
Total liabilities and shareholders’ equity	$1,754,213	$1,644,809

*	Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and dividend income
Interest and fees on loans	$13,196	$13,012	$26,346	$26,098
Interest and fees on PCI loans	784	1,062	1,640	2,159
Interest on deposits in other banks	54	41	114	110
Interest and dividends on securities
Taxable	1,695	1,287	3,162	2,638
Nontaxable	335	349	662	692
Total interest and dividend income	16,064	15,751	31,924	31,697
Interest expense
Interest on deposits	1,347	3,182	2,912	6,601
Interest on borrowed funds	220	209	437	498
Total interest expense	1,567	3,391	3,349	7,099
Net interest income	14,497	12,360	28,575	24,598
Provision for (recovery of) loan losses	—	900	(1,400)	4,200
Net interest income after provision for (recovery of) loan losses	14,497	11,460	29,975	20,398
Noninterest income
Service charges and fees	651	532	1,330	1,204
Gain (loss) on securities transactions, net	(28)	242	(12)	203
Gain on sale of other loans	—	—	—	11
Income on bank owned life insurance	168	173	334	347
Mortgage loan income	235	373	555	594
Other	435	296	882	592
Total noninterest income	1,461	1,616	3,089	2,951
Noninterest expense
Salaries and employee benefits	5,352	4,613	10,560	9,765
Occupancy expenses	761	778	1,597	1,605
Equipment expenses	317	345	605	717
FDIC assessment	108	156	320	281
Data processing fees	741	573	1,349	1,165
Other real estate expense, net	(431)	(4)	(420)	2
Other operating expenses	2,344	1,412	3,936	2,932
Total noninterest expense	9,192	7,873	17,947	16,467
Income before income taxes	6,766	5,203	15,117	6,882
Income tax expense	1,340	1,043	3,048	1,307
Net income	$5,426	$4,160	$12,069	$5,575
Net income per share — basic	$0.24	$0.19	$0.54	$0.25
Net income per share — diluted	$0.24	$0.18	$0.53	$0.25
Weighted average number of shares outstanding
Basic	22,341	22,304	22,272	22,352
Diluted	22,733	22,508	22,574	22,550

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$5,426	$4,160	$12,069	$5,575
Other comprehensive (loss) income :
Unrealized gain (loss) on investment securities:
Change in unrealized gain (loss) on investment securities	2,113	3,010	(1,522)	3,792
Tax related to unrealized (gain) loss on investment securities	(465)	(661)	334	(833)
Reclassification adjustment for loss (gain) on securities sold	28	(242)	12	(203)
Tax related to realized (loss) gain on securities sold	(7)	54	(3)	45
Cash flow hedge:
Change in unrealized gain (loss) on cash flow hedge	25	(129)	207	(686)
Tax related to cash flow hedge	(7)	28	(46)	150
Total other comprehensive income (loss)	1,687	2,060	(1,018)	2,265
Total comprehensive income	$7,113	$6,220	$11,051	$7,840

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars and shares in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance March 31, 2020	22,317	$223	$150,219	$2,856	$2,170	$155,468
Issuance of common stock	9	—	49	—	—	49
Exercise and issuance of employee stock options	—	—	232	—	—	232
Stock purchased under stock repurchase program	(15)	—	(72)	—		(72)
Net income	—	—	—	4,160	—	4,160
Dividends of $0.05 per share paid on common stock	—	—	—	(1,116)	—	(1,116)
Other comprehensive income	—	—	—	—	2,060	2,060
Balance June 30, 2020	22,311	$223	$150,428	$5,900	$4,230	$160,781

Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	15	—	103	—	—	103
Exercise and issuance of employee stock options	4	—	474	—	—	474
Stock purchased under stock repurchase program	(131)	(1)	(877)	—		(878)
Net income	—	—	—	5,575	—	5,575
Dividends of $0.10 per share paid on common stock	—	—	—	(2,237)	—	(2,237)
Other comprehensive income	—	—	—	—	2,265	2,265
Balance June 30, 2020	22,311	$223	$150,428	$5,900	$4,230	$160,781

Balance March 31, 2021	22,220	$222	$150,039	$18,729	$3,486	$172,476
Issuance of common stock	6	1	49	—	—	50
Exercise and issuance of employee stock options	226	2	1,434	—	—	1,436
Net income	—	—	—	5,426	—	5,426
Dividends of $0.06 per share paid on common stock	—	—	—	(1,344)	—	(1,344)
Other comprehensive income	—	—	—	—	1,687	1,687
Balance June 30, 2021	22,452	$225	$151,522	$22,811	$5,173	$179,731

Balance December 31, 2020	22,201	$222	$149,822	$13,419	$6,191	$169,654
Issuance of common stock	13	1	103	—	—	104
Exercise and issuance of employee stock options	259	2	1,743	—	—	1,745
Stock purchased under stock repurchase program	(21)	—	(146)	—		(146)
Net income	—	—	—	12,069	—	12,069
Dividends paid of $0.12 per share on common stock	—	—	—	(2,677)	—	(2,677)
Other comprehensive loss	—	—	—	—	(1,018)	(1,018)
Balance June 30, 2021	22,452	$225	$151,522	$22,811	$5,173	$179,731

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands)

	June 30, 2021	June 30, 2020
Operating activities:
Net income	$12,069	$5,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	839	939
Right-of-use lease asset amortization	477	473
Stock-based compensation expense	644	566
Tax benefit of exercised stock options	(229)	(6)
Amortization of purchased loan premium	57	194
(Recovery of) provision for loan losses	(1,400)	4,200
Amortization of security premiums and accretion of discounts, net	313	413
Net loss (gain) on sale of securities	12	(203)
Net gain on sale and valuation of other real estate owned	(439)	(6)
Net loss on disposal of premises and equipment	5	—
Net gain on sale of loans	—	(11)
Originations of mortgages held for sale	—	(23,625)
Proceeds from sales of mortgages held for sale	—	23,730
Increase in bank owned life insurance investment	(334)	(347)
Changes in assets and liabilities:
Increase in other assets	(62)	(334)
Increase (decrease) in accrued expenses and other liabilities	20	(518)
Net cash provided by operating activities	11,972	11,040

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	38,650	34,653
Proceeds from calls/maturities/paydowns of held to maturity securities	1,335	11,520
Proceeds from sales of restricted equity securities	805	1,700
Purchase of available for sale securities	(90,880)	(71,128)
Purchase of restricted equity securities	(418)	(1,720)
Proceeds from sale of other real estate owned	4,436	47
Net increase in loans	(3,742)	(105,493)
Principal recoveries of loans previously charged off	369	321
Purchase of premises and equipment, net	(308)	(180)
Purchase small business investment company fund investment	—	(345)
Proceeds from sale of premises and equipment	64	—
Proceeds from sale of loans	—	632
Net cash used in investing activities	(49,689)	(129,993)

Financing activities:
Net increase in deposits	90,127	200,201
Net decrease in federal funds purchased	—	(21,169)
Net increase in short-term Federal Home Loan Bank borrowings	10,000	—
Proceeds from long-term Federal Home Loan Bank borrowings	—	40,000
Payments on long-term Federal Home Loan Bank borrowings	(333)	(40,333)
Proceeds from issuance of common stock	1,205	11
Cash dividends paid	(2,677)	(2,237)
Repurchase of common stock	(146)	(878)
Net cash provided by financing activities	98,176	175,595

Net increase in cash and cash equivalents	60,459	56,642

Cash and cash equivalents:
Beginning of the period	63,185	28,684
End of the period	$123,644	$85,326

Supplemental disclosures of cash flow information:
Interest paid	$3,681	$7,284
Income taxes paid	2,764	—

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of June 30, 2021, the statements of income, comprehensive income and changes in shareholders’ equity for the three and six months ended June 30, 2021, and the statements of cash flows for the six months ended June 30, 2021. Results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$10,166	$64	$(1)	$10,229
U.S. Government agencies	47,757	301	(298)	47,760
State, county and municipal	145,483	6,185	(359)	151,309
Mortgage backed securities	36,888	1,270	(134)	38,024
Asset backed securities	46,882	934	(49)	47,767
Corporate bonds	26,150	557	(37)	26,670
Total Securities Available for Sale	$313,326	$9,311	$(878)	$321,759

Securities Held to Maturity
State, county and municipal	$19,824	874	—	20,698
Total Securities Held to Maturity	$19,824	$874	$—	$20,698

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$23,500	$—	$(1)	$23,499
U.S. Government agencies	25,880	114	(141)	25,853
State, county and municipal	118,612	7,172	(64)	125,720
Mortgage backed securities	30,434	1,756	(1)	32,189
Asset backed securities	36,841	704	(57)	37,488
Corporate bonds	26,136	480	(18)	26,598
Total Securities Available for Sale	$261,403	$10,226	$(282)	$271,347

Securities Held to Maturity
State, county and municipal	$21,176	$1,081	$—	$22,257
Total Securities Held to Maturity	$21,176	$1,081	$—	$22,257

The amortized cost and fair value of securities at June 30, 2021 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,491	$4,544	$16,781	$16,937
Due after one year through five years	10,964	11,561	115,155	118,443
Due after five years through ten years	4,117	4,308	141,982	146,141
Due after ten years	252	285	39,408	40,238
Total securities	$19,824	$20,698	$313,326	$321,759

Proceeds from sales and calls of securities were $3.6 million and $14.4 million during the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $20.6 million for the six months ended June 30, 2021 and 2020, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross realized gains	$2	$267	$18	$296
Gross realized losses	(30)	(25)	(30)	(93)
Net securities gain	$(28)	$242	$(12)	$203

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and six months ended June 30, 2021 and 2020.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$2,353	(1)	$—	$—	$2,353	(1)
U.S. Government agencies	14,836	(191)	4,933	(107)	19,769	(298)
State, county and municipal	22,675	(343)	119	(16)	22,794	(359)
Mortgage backed securities	10,725	(134)	—	—	10,725	(134)
Asset backed securities	10,206	(46)	381	(3)	10,587	(49)
Corporate bonds	3,968	(37)	—	—	3,968	(37)
Total	$64,763	$(752)	$5,433	$(126)	$70,196	$(878)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$23,499	$(1)	$—	$—	$23,499	$(1)
U.S. Government agencies	6,726	(25)	8,266	(116)	14,992	(141)
State, county and municipal	6,203	(49)	301	(15)	6,504	(64)
Mortgage backed securities	118	(1)	—	—	118	(1)
Asset backed securities	12,427	(8)	4,410	(49)	16,837	(57)
Corporate bonds	7,216	(18)	—	—	7,216	(18)
Total	$56,189	$(102)	$12,977	$(180)	$69,166	$(282)

The unrealized losses (impairments) in the investment portfolio at June 30, 2021 and December 31, 2020 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 72 securities at June 30, 2021. Of those, 62 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Five investment grade asset-backed securities comprised of student loan pools, which are 97% U.S. government guaranteed, included in corporate obligations and five corporate bonds make up the remaining securities with unrealized losses at June 30, 2021. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $63.7 million and $52.2 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $4.5 million and $5.0 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of June 30, 2021 and December 31, 2020, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at June 30, 2021 and December 31, 2020 were comprised of the following (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$182,929	15.35%	$197,228	16.68%
Commercial	506,951	42.53	474,856	40.16
Construction and land development	180,215	15.12	182,277	15.42
Second mortgages	6,893	0.58	6,360	0.54
Multifamily	72,918	6.12	78,158	6.61
Agriculture	7,841	0.66	6,662	0.56
Total real estate loans	957,747	80.36	945,541	79.97
Commercial loans	224,437	18.83	225,386	19.06
Consumer installment loans	8,452	0.71	9,996	0.85
All other loans	1,205	0.10	1,439	0.12
Total loans	$1,191,841	100.00%	$1,182,362	100.00%

The Company held $10.5 million and $10.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at June 30, 2021 and December 31, 2020, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $748,000 and $804,000 million at June 30, 2021 and December 31, 2020, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

The Company originates loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $53.9 million and $49.3 million at June 30, 2021 and December 31, 2020, respectively, and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a five year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses. These loan balances included net fees of $1.9 million and $920,000 at June 30, 2021 and December 31, 2020, respectively, which are being amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized net fee remaining on loans forgiven or prepaid by the borrower is recorded as income.

At June 30, 2021 and December 31, 2020, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover imprecision in the model and uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with FASB ASC 310.

The following table summarizes information related to impaired loans at and for the three and six months ended June 30, 2021 (dollars in thousands):

				Three months ended		Six months ended
	June 30, 2021			June 30, 2021		June 30, 2021
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$304	$412	$—	$306	$3	$411	$7
Commercial	3,800	4,578	—	3,610	33	3,686	65
Total real estate loans	4,104	4,990	—	3,916	36	4,097	72
Subtotal impaired loans with no valuation allowance	4,104	4,990	—	3,916	36	4,097	72
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,141	2,517	632	2,197	11	2,160	21
Commercial	29	391	8	110	—	86	—
Construction and land development	2	4	1	3	—	16	—
Agriculture	—	—	—	23	—	15	—
Total real estate loans	2,172	2,912	641	2,333	11	2,277	21
Commercial loans	1,440	1,465	273	1,451	1	1,810	2
Consumer installment loans	—	—	—	6	—	6	—
Subtotal impaired loans with a valuation allowance	3,612	4,377	914	3,790	12	4,093	23
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,445	2,929	632	2,503	14	2,571	28
Commercial	3,829	4,969	8	3,720	33	3,772	65
Construction and land development	2	4	1	3	—	16	—
Agriculture	—	—	—	23	—	15	—
Total real estate loans	6,276	7,902	641	6,249	47	6,374	93
Commercial loans	1,440	1,465	273	1,451	1	1,810	2
Consumer installment loans	—	—	—	6	—	6	—
Total impaired loans	$7,716	$9,367	$914	$7,706	$48	$8,190	$95

(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment.
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans at December 31, 2020 and for the three and six months ended June 30, 2020 (dollars in thousands):

				Three months ended		Six months ended
	December 31, 2020			June 30, 2020		June 30, 2020
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$624	$787	$—	$1,152	$10	$1,263	$21
Commercial	3,458	4,198	—	3,114	34	3,151	68
Construction and land development	—	—	—	164	—	219	—
Multifamily			—	—	—	821	—
Total real estate loans	4,082	4,985	—	4,430	44	5,454	89
Commercial loans	—	—	—	175	—	117	—
Subtotal impaired loans with no valuation allowance	4,082	4,985	—	4,605	44	5,571	89
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,200	2,573	640	2,003	11	1,834	22
Commercial	200	715	57	92	2	187	4
Construction and land development	44	149	12	1,286	—	873	—
Agriculture	45	46	13	26	—	17	—
Total real estate loans	2,489	3,483	722	3,407	13	2,911	26
Commercial loans	2,549	2,549	437	1,164	3	928	7
Consumer installment loans	19	19	6	11	—	10	—
Subtotal impaired loans with a valuation allowance	5,057	6,051	1,165	4,582	16	3,849	33
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,824	3,360	640	3,155	21	3,097	43
Commercial	3,658	4,913	57	3,206	36	3,338	72
Construction and land development	44	149	12	1,450	—	1,092	—
Multifamily	—	—	—	—	—	821	—
Agriculture	45	46	13	26	—	17	—
Total real estate loans	6,571	8,468	722	7,837	57	8,365	115
Commercial loans	2,549	2,549	437	1,339	3	1,045	7
Consumer installment loans	19	19	6	11	—	10	—
Total impaired loans	$9,139	$11,036	$1,165	$9,187	$60	$9,420	$122

(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment.
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at June 30, 2021 and December 31, 2020, is set forth in the table below (dollars in thousands):

	June 30, 2021	December 31, 2020
Nonaccruals	$3,555	$4,460
Trouble debt restructure and still accruing	4,161	4,679
Total impaired	$7,716	$9,139

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was $65,000 and $168,000 recognized during the three and six months ended June 30, 2021, respectively. There was an insignificant amount of cash basis income recognized during the three and six months ended June 30, 2020.  For the three months ended June 30, 2021 and 2020, estimated interest income of $54,000 and $100,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the six months ended

June 30, 2021 and 2020, estimated interest income of $110,000 and $168,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$753	$—	$1,316	$2,069	$180,860	$182,929
Commercial	98	—	953	1,051	505,900	506,951
Construction and land development	227	—	2	229	179,986	180,215
Second mortgages	22	—	—	22	6,871	6,893
Multifamily	—	—	—	—	72,918	72,918
Agriculture	32	—	—	32	7,809	7,841
Total real estate loans	1,132	—	2,271	3,403	954,344	957,747
Commercial loans	39	—	1,284	1,323	223,114	224,437
Consumer installment loans	1	—	—	1	8,451	8,452
All other loans	—	—	—	—	1,205	1,205
Total loans	$1,172	$—	$3,555	$4,727	$1,187,114	$1,191,841

	December 31, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,324	$33	$1,357	$2,714	$194,514	$197,228
Commercial	438	—	730	1,168	473,688	474,856
Construction and land development	157	—	44	201	182,076	182,277
Second mortgages	227	—	—	227	6,133	6,360
Multifamily	—	—	—	—	78,158	78,158
Agriculture	—	—	45	45	6,617	6,662
Total real estate loans	2,146	33	2,176	4,355	941,186	945,541
Commercial loans	60	—	2,264	2,324	223,062	225,386
Consumer installment loans	—	12	20	32	9,964	9,996
All other loans	—	—	—	—	1,439	1,439
Total loans	$2,206	$45	$4,460	$6,711	$1,175,651	$1,182,362

Activity in the allowance for loan losses on loans by segment for the three and six months ended June 30, 2021 and 2020 is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2021
		Provision
	March 31, 2021	Allocation	Charge-offs	Recoveries	June 30, 2021
Mortgage loans on real estate:
Residential 1‑4 family	$1,904	$60	$(11)	$51	$2,004
Commercial	3,512	266	—	4	3,782
Construction and land development	1,807	118	—	115	2,040
Second mortgages	19	(1)	—	2	20
Multifamily	307	59	—	—	366
Agriculture	59	(16)	—	—	43
Total real estate loans	7,608	486	(11)	172	8,255
Commercial loans	2,133	(676)	—	25	1,482
Consumer installment loans	167	(49)	(46)	38	110
All other loans	7	1	—	—	8
Unallocated	913	238	—	—	1,151
Total loans	$10,828	$—	$(57)	$235	$11,006

	Three Months Ended June 30, 2020
		Provision
	March 31, 2020	Allocation	Charge-offs	Recoveries	June 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,935	$547	$—	$13	$3,495
Commercial	4,240	337	—	35	4,612
Construction and land development	1,354	(13)	—	1	1,342
Second mortgages	70	(26)	—	1	45
Multifamily	267	232	—	—	499
Agriculture	45	(1)	—	—	44
Total real estate loans	8,911	1,076	—	50	10,037
Commercial loans	2,546	37	(589)	64	2,058
Consumer installment loans	111	5	(29)	23	110
All other loans	8	—	—	—	8
Unallocated	243	(218)	—	—	25
Total loans	$11,819	$900	$(618)	$137	$12,238

	Six Months Ended June 30, 2021
		Provision
	December 31, 2020	Allocation	Charge-offs	Recoveries	June 30, 2021
Mortgage loans on real estate:
Residential 1‑4 family	$2,638	$(712)	$(11)	$89	$2,004
Commercial	4,568	(793)	—	7	3,782
Construction and land development	2,545	(640)	—	135	2,040
Second mortgages	18	(8)	—	10	20
Multifamily	508	(142)	—	—	366
Agriculture	40	3	—	—	43
Total real estate loans	10,317	(2,292)	(11)	241	8,255
Commercial loans	1,897	(297)	(167)	49	1,482
Consumer installment loans	119	37	(125)	79	110
All other loans	7	1	—		8
Unallocated	—	1,151	—	—	1,151
Total loans	$12,340	$(1,400)	$(303)	$369	$11,006

	Six Months Ended June 30, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	June 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$781	$—	$29	$3,495
Commercial	2,196	2,337	—	79	4,612
Construction and land development	1,044	214	—	84	1,342
Second mortgages	79	(36)	—	2	45
Multifamily	248	251	—	—	499
Agriculture	38	6	—	—	44
Total real estate loans	6,290	3,553	—	194	10,037
Commercial loans	1,980	619	(608)	67	2,058
Consumer installment loans	114	40	(104)	60	110
All other loans	7	1	—	—	8
Unallocated	38	(13)	—	—	25
Total loans	$8,429	$4,200	$(712)	$321	$12,238

The increase in provision expense for the three and six months ended June 30, 2020 reflected the significant increase in commercial real estate and commercial loans classified as special mention due to the inherent economic impact COVID-19 was expected to have on these borrowers.  The subsequent recovery of loan loss provision for the six months ended June 30, 2021 reflected a more stable economic climate in the first six months of 2021 compared with each quarter in 2020. This is evidenced by the level of charge-offs and delinquencies, which have remained relatively low, as well as decreases in special mention loans. Also, the majority of loans that were granted COVID-19 related payment relief have resumed normal payments. The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

Due to the lingering potential effects of COVID-19, the Company changed the look back period related to the qualitative factor measuring credit quality deterioration trends for the June 30, 2021 loan loss allowance calculation.  The factor was calculated based on an eight quarter look back period versus a four quarter look back period used in prior periods. This change accounted for the credit quality changes pre- and post-COVID-19, which span over the eight quarter period. The revised methodology resulted in a decrease of $900,000 to the unallocated component with corresponding increases of $607,000, $150,000 and $110,000 to the commercial real estate, residential 1-4 family and commercial loan components, respectively, as compared to the previous methodology.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$632	$1,372	$2,004	$2,445	$180,484	$182,929
Commercial	8	3,774	3,782	3,829	503,122	506,951
Construction and land development	1	2,039	2,040	2	180,213	180,215
Second mortgages	—	20	20	—	6,893	6,893
Multifamily	—	366	366	—	72,918	72,918
Agriculture	—	43	43	—	7,841	7,841
Total real estate loans	641	7,614	8,255	6,276	951,471	957,747
Commercial loans	273	1,209	1,482	1,440	222,997	224,437
Consumer installment loans	—	110	110	—	8,452	8,452
All other loans	—	8	8	—	1,205	1,205
Unallocated	—	1,151	1,151	—	—	—
Total loans	$914	$10,092	$11,006	$7,716	$1,184,125	$1,191,841

	December 31, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$640	$1,998	$2,638	$2,824	$194,404	$197,228
Commercial	57	4,511	4,568	3,658	471,198	474,856
Construction and land development	12	2,533	2,545	44	182,233	182,277
Second mortgages	—	18	18	—	6,360	6,360
Multifamily	—	508	508	—	78,158	78,158
Agriculture	13	27	40	45	6,617	6,662
Total real estate loans	722	9,595	10,317	6,571	938,970	945,541
Commercial loans	437	1,460	1,897	2,549	222,837	225,386
Consumer installment loans	6	113	119	19	9,977	9,996
All other loans	—	7	7	—	1,439	1,439
Unallocated	—	—	—	—	—	—
Total loans	$1,165	$11,175	$12,340	$9,139	$1,173,223	$1,182,362

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $10.5 million and $10.7 million at June 30, 2021 and December 31, 2020, respectively, and PPP loans 100% guaranteed by the SBA of $53.9 million and $49.3 million at June 30, 2021 and December 31, 2020, respectively.

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

The following tables present the composition of loans by credit quality indicator at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$177,280	$4,363	$1,286	$—	$182,929
Commercial	458,076	47,922	953	—	506,951
Construction and land development	175,406	4,807	2	—	180,215
Second mortgages	6,275	618	—	—	6,893
Multifamily	72,732	186	—	—	72,918
Agriculture	6,391	1,450	—	—	7,841
Total real estate loans	896,160	59,346	2,241	—	957,747
Commercial loans	205,096	14,764	4,577	—	224,437
Consumer installment loans	8,442	10	—	—	8,452
All other loans	1,191	14	—	—	1,205
Total loans	$1,110,889	$74,134	$6,818	$—	$1,191,841

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$189,617	$6,253	$1,358	$—	$197,228
Commercial	433,748	39,001	2,107	—	474,856
Construction and land development	173,668	8,565	44	—	182,277
Second mortgages	5,495	865	—	—	6,360
Multifamily	71,923	6,235	—	—	78,158
Agriculture	6,208	409	45	—	6,662
Total real estate loans	880,659	61,328	3,554	—	945,541
Commercial loans	199,762	17,843	7,781	—	225,386
Consumer installment loans	9,959	18	19	—	9,996
All other loans	1,424	15	—	—	1,439
Total loans	$1,091,804	$79,204	$11,354	$—	$1,182,362

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 15 and 19 loans that met the definition of a TDR at each of June 30, 2021 and 2020, respectively.

During the three and six months ended June 30, 2021, the Company restructured the terms of one 1-4 family residential loan that was considered to be a TDR with a pre- and post-modification balance of $61,000. During the three and six months ended June 30, 2020, the Company modified one commercial real estate loan that was considered to be a TDR. The Company granted the borrower six months interest only payment relief and no other changes were made to the loan structure. The loan is 100% guaranteed by the USDA and had a pre- and post-modification balance of $438,000.

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and six months ended June 30, 2021 and 2020.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At June 30, 2021, the Company had 1-4 family mortgages in the amount of $79.7 million and cash in the amount of $6.5 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $67.8 million.

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

As of June 30, 2021 and December 31, 2020, the outstanding contractual balance of the PCI loans was $36.3 million and $43.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$16,067	89.54%	$21,720	90.35%
Commercial	403	2.25	429	1.78
Construction and land development	508	2.83	780	3.25
Second mortgages	779	4.34	904	3.76
Multifamily	186	1.04	207	0.86
Total real estate loans	17,943	100.00	24,040	100.00
Total PCI loans	$17,943	100.00%	$24,040	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and six months ended June 30, 2021 and 2020.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$16,067	$156	$21,720
Commercial	—	403	—	429
Construction and land development	—	508	—	780
Second mortgages	—	779	—	904
Multifamily	—	186	—	207
Total real estate loans	156	17,943	156	24,040
Total PCI loans	$156	$17,943	$156	$24,040

The change in the accretable yield balance for the six months ended June 30, 2021 and the year ended December 31, 2020, is as follows (dollars in thousands):

Balance, January 1, 2020	$33,466
Accretion	(4,024)
Reclassification to nonaccretable difference	(253)
Balance, December 31, 2020	$29,189
Accretion	(1,604)
Reclassification to nonaccretable difference	(2,185)
Balance, June 30, 2021	$25,400

The PCI loans were not classified as nonperforming assets as of June 30, 2021, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned (OREO) at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Residential 1‑4 family	$21	$21
Construction and land development	343	4,340
Total other real estate owned	$364	$4,361

At June 30, 2021, the Company had $253,000 of residential 1-4 family loans and PCI loans that were in the process of foreclosure.

On April 7, 2021, the Company sold OREO property with a carrying value of $3.8 million for a gain of $435,000.  In accordance with FASB ASC 610, Other Income, the Company recognizes a sale when it deems that it is probable it will collect substantially all of the consideration to which it will be entitled in exchange for the OREO property and has transferred control to the buyer.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Interest bearing checking	$285,044	$239,628
MMDA	182,702	154,503
Savings	142,110	124,384
Time deposits less than or equal to $250,000	425,837	452,885
Time deposits over $250,000	113,423	128,400
Total interest bearing deposits	$1,149,116	$1,099,800

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended June 30, 2021
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$4,910	$(1,073)	$(351)	$3,486
Other comprehensive income before reclassifications	1,648	—	18	1,666
Amounts reclassified from AOCI	21	—	—	21
Net current period other comprehensive income	1,669	—	18	1,687
Ending balance	$6,579	$(1,073)	$(333)	$5,173

	Three months ended June 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$3,527	$(886)	$(471)	$2,170
Other comprehensive income (loss) before reclassifications	2,349	—	(101)	2,248
Amounts reclassified from AOCI	(188)	—	—	(188)
Net current period other comprehensive income (loss)	2,161	—	(101)	2,060
Ending balance	$5,688	$(886)	$(572)	$4,230

	Six months ended June 30, 2021
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$7,758	$(1,073)	$(494)	$6,191
Other comprehensive income (loss) before reclassifications	(1,188)	—	161	(1,027)
Amounts reclassified from AOCI	9	—	—	9
Net current period other comprehensive (loss) income	(1,179)	—	161	(1,018)
Ending balance	$6,579	$(1,073)	$(333)	$5,173

	Six months ended June 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	2,959	—	(536)	2,423
Amounts reclassified from AOCI	(158)	—	—	(158)
Net current period other comprehensive income (loss)	2,801	—	(536)	2,265
Ending balance	$5,688	$(886)	$(572)	$4,230

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	June 30, 2021	June 30, 2020
Securities available for sale:
Unrealized (loss) gains on securities available for sale	$28	$(242)	Gain (loss) on securities transactions, net
Related tax (benefit) expense	(7)	54	Income tax expense
	$21	$(188)	Net of tax

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Six months ended
	June 30, 2021	June 30, 2020
Securities available for sale:
Unrealized (loss) gains on securities available for sale	$12	$(203)	Gain (loss) on securities transactions, net
Related tax (benefit) expense	(3)	45	Income tax expense
	$9	$(158)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of June 30, 2021.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$10,229	$2,353	$7,876	$—
U.S. Government agencies	47,760	5,247	42,513	—
State, county and municipal	151,309	10,753	140,556	—
Mortgage backed securities	38,024	6,111	31,913	—
Asset backed securities	47,767	—	47,767	—
Corporate bonds	26,670	—	26,670	—
Total investment securities available for sale	321,759	24,464	297,295	—
Total assets at fair value	$321,759	$24,464	$297,295	$—
Cash flow hedge liability	$424	—	$424	—
Total liabilities at fair value	$424	$—	$424	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$23,499	$23,499	$—	$—
U.S. Government agencies	25,853	4,034	21,819	—
State, county and municipal	125,720	5,945	119,775	—
Mortgage backed securities	32,189	5,534	26,655	—
Asset backed securities	37,488	9,784	27,704	—
Corporate bonds	26,598	500	26,098	—
Total investment securities available for sale	271,347	49,296	222,051	—
Total assets at fair value	$271,347	$49,296	$222,051	$—
Cash flow hedge liability	631	—	$631	—
Total liabilities at fair value	$631	$—	$631	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,142	$—	$—	$2,142
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	364	—	—	364
Total assets at fair value	$4,013	$—	$—	$4,013
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,449	$—	$—	$3,449
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	4,361	—	—	4,361
Total assets at fair value	$9,317	$—	$—	$9,317
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At June 30, 2021 and December 31, 2020, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10% and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3. For each of the periods ended June 30, 2021 and December 31, 2020, weighted average adjustments, calculated based on relative fair value, related to impaired loans were 12.6% and 12.3%, respectively.

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

Bank premises and equipment held for sale

The fair value of bank premises and equipment held for sale was determined using the adjusted appraisal methodology described in the OREO asset section below.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	June 30, 2021
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$19,824	$20,698	$—	$20,698	$—
Loans, net of allowance	1,180,835	1,193,023	—	—	1,193,023
PCI loans, net of allowance	17,787	24,493	—	—	24,493

Financial liabilities:
Interest bearing deposits	1,149,116	1,151,776	—	1,151,776	—
Borrowings	71,624	72,223	—	72,223	—

	December 31, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$21,176	$22,257	$—	$22,257	$—
Loans, net of allowance	1,170,022	1,178,764	—	—	1,178,764
PCI loans, net of allowance	23,884	32,657	—	—	32,657

Financial liabilities:
Interest bearing deposits	1,099,800	1,103,112	—	1,103,112	—
Borrowings	61,957	62,852	—	62,852	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to restricted stock units and stock option awards. The following table presents basic and diluted EPS for the three and six months ended June 30, 2021 and 2020 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months June 30, 2021
Basic EPS	$5,426	22,341	$0.24
Effect of dilutive stock awards	—	392	—
Diluted EPS	$5,426	22,733	$0.24

For the three months ended June 30, 2020
Basic EPS	$4,160	22,304	$0.19
Effect of dilutive stock awards	—	204	(0.01)
Diluted EPS	$4,160	22,508	$0.18

For the six months ended June 30, 2021
Basic EPS	$12,069	22,272	$0.54
Effect of dilutive stock awards	—	302	(0.01)
Diluted EPS	$12,069	22,574	$0.53

For the six months ended June 30, 2020
Basic EPS	$5,575	22,352	$0.25
Effect of dilutive stock awards	—	198	—
Diluted EPS	$5,575	22,550	$0.25

There were no issuable antidilutive shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2021. Antidilutive shares issuable under awards or options of 1.2 million were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2020.

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

The following table provides the components of net periodic benefit (income) cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest cost	$116	$33	$232	$66
Expected return on plan assets	(265)	(53)	(530)	(107)
Amortization of prior service cost	4	1	8	2
Recognized net actuarial loss	65	12	130	24
Net periodic (income) cost	$(80)	$(7)	$(160)	$(15)

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with a total notional amount of $20 million at each of June 30, 2021 and December 31, 2020.  The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had $770,000 of cash pledged as collateral at each of June 30, 2021 and December 31, 2020.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three and six month periods ended June 30, 2021 and 2020. The Company recorded a fair value liability of $424,000 and $631,000 in other liabilities at June 30, 2021 and December 31, 2020, respectively. The net losses were recorded as a component of other comprehensive income net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$305	$273	$623	$727
Interchange and ATM fees	347	259	708	477
Brokerage fees and commissions	83	131	181	203
Noninterest income (in-scope of Topic 606)	735	663	1,512	1,407
Noninterest income (out-of-scope of Topic 606)	726	953	1,577	1,544
Total noninterest income	$1,461	$1,616	$3,089	$2,951

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

The following table presents operating lease liabilities as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Gross lease liability	$7,428	$8,047
Less: imputed interest	(2,131)	(2,260)
Present value of lease liability	$5,297	$5,787

The Company had no finance or sales type leases as of June 30, 2021 and December 30, 2020.

The weighted average remaining lease term and weighted average discount rate for operating leases at June 30, 2021 was 12.8 years and 4.88%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2020 was 12.3 years and 4.78%, respectively.

Maturities of the gross operating lease liability at June 30, 2021 are as follows (dollars in thousands):

2021	$571
2022	600
2023	630
2024	573
2025	552
Thereafter	4,502
Total of future payments	$7,428

Operating lease costs and sublease rental income for the three months ended June 30, 2021 were $314,000 and $52,000, respectively.  Operating lease costs and sublease rental income for the three months ended June 30, 2020 were $321,000 and $28,000, respectively. Operating lease costs and sublease rental income for the six months ended June 30,

2021 were $631,000 and $129,000, respectively. Operating lease costs and sublease rental income for the six months ended June 30, 2020 were $635,000 and $55,000, respectively.

Note 14. Other Operating Expenses

Other operating expenses totals for the three and six month periods of June 30, 2021 and 2020 are presented in the following table. Components of these expenses exceeding 1.0%of the aggregate of total net interest income and total noninterest income for any of the periods presented are stated separately (dollars in thousands).

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Bank franchise tax	$257	$237	$514	$474
Stationery, printing and supplies	152	185	320	354
Qualified affordable housing investment amortization	242	18	309	36
Credit expense	92	162	249	340
Outside vendor fees	110	190	292	427
Legal fees	354	24	460	35
Professional fees	461	79	576	153
Other expenses	676	517	1,216	1,113
Total other operating expenses	$2,344	$1,412	$3,936	$2,932

The increase in qualified affordable housing project investment amortization during the three and six month periods ended June 30, 2021 reflects additional investments along with $154,000 of increased amortization related to the fair value assessment of one of the investments.

On June 2, 2021, the Company entered into a merger agreement with United Bankshares, Inc. (“United”), the parent company of United Bank.  Under the merger agreement, United will acquire 100% of the outstanding shares of the Company’s common stock in exchange for shares of United’s common stock.  The exchange ratio will be fixed at 0.3173 of United’s shares for each share of the Company.  The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders.  Upon closing, the Company will merge into United, and Essex Bank will merge into United Bank, with United and United Bank being the surviving entities.   There were $534,000 of merger related expenses included in legal and professional fees for the three and six month periods ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at June 30, 2021 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and six months ended June 30, 2021 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

On June 2, 2021, the Company entered into a merger agreement with United Bankshares, Inc. (“United”), the parent company of United Bank.  Under the merger agreement, United will acquire 100% of the outstanding shares of the Company’s common stock in exchange for shares of United’s common stock.  The exchange ratio will be fixed at 0.3173 of United’s shares for each share of the Company.  The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders.  Upon closing, the Company will merge into United, and Essex Bank will merge into United Bank, with United and United Bank being the surviving entities.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors, including, without limitation, the effects of and changes in the following:

●	the quality or composition of the Company’s loan or investment portfolios, including collateral values and the repayment abilities of borrowers and issuers;
●	assumptions that underlie the Company’s allowance for loan losses;
●	general economic and market conditions, either nationally or in the Company’s market areas;
●	unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses to them
●	the pending merger with United Bankshares, including its closing on the expected terms and schedule, the costs associated with completing it and integrating the businesses, and business operations until and through its closing
●	the interest rate environment;
●	competitive pressures among banks and financial institutions or from companies outside the banking industry;
●	real estate values;
●	the demand for deposit, loan, and investment products and other financial services;
●	the demand, development and acceptance of new products and services;
●	the performance of vendors or other parties with which the Company does business;

●	time and costs associated with de novo branching, acquisitions, dispositions and similar transactions;
●	the realization of gains and expense savings from acquisitions, dispositions and similar transactions;
●	assumptions and estimates that underlie the accounting for purchased credit impaired loans;
●	consumer profiles and spending and savings habits;
●	levels of fraud in the banking industry;
●	the level of attempted cyber attacks in the banking industry;
●	the securities and credit markets;
●	costs associated with the integration of banking and other internal operations;
●	the soundness of other financial institutions with which the Company does business;
●	inflation;
●	technology; and
●	legislative and regulatory requirements.

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

RESULTS OF OPERATIONS

Overview

The coronavirus (COVID-19) pandemic that set off an economic crisis in 2020 continues to impact the Company’s financial results for the three and six months ending June 30 2021, and will impact future financial results. While the government mandated business closures enacted in 2020 have eased, the Company’s customers and markets are not back to pre-COVID business levels, and unemployment continues to be a major issue.  Continued uncertainties in the economy and the time that it could take to fully recover underlie the financial impacts that the Company may experience.  The Company continues to focus on assessing the risks in its loan portfolio and to work with its customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

Net income in the second quarter of 2021 increased $1.3 million when compared to the same period in 2020.  Net income was $5.4 million in the second quarter of 2021, with earnings per share of $0.24 basic and fully diluted.  Net income for the second quarter of 2020 was $4.2 million, with earnings per share of $0.19 basic and $0.18 fully diluted. There was an increase of $2.1 million in net interest income, primarily from a decline in interest expense of $1.8 million in the second quarter of 2021 compared with the same period one year earlier. Provision for loan losses decreased $900,000 year over year and is reflective of no provision taken during the second quarter of 2021. Offsetting these increases to net income were an increase of $1.3 million in noninterest expenses and a decrease of $155,000 in noninterest income. There was also an increase of $297,000 in income tax expense year over year.

Net income of $12.1 million for the first six months of 2021 reflects an increase of $6.5 million, or 116.5%, over net income of $5.6 million for the same period in 2020. Provision for loan losses reflects a reserve recovery of $1.4 million for the first six months of 2021 compared with a provision of $4.2 million during the early stage of the COVID-19 pandemic for the first six months of 2020. Interest expense declined $3.8 million and was $3.3 million for the first six months of 2021 compared with $7.1 million for the first six months of 2020. Smaller increases were in interest and dividend income, which increased $227,000, and in noninterest income, which increased $138,000 in the first six months of 2021 compared with the same period in 2020. Offsetting these increases to net income were an increase of $1.5 million in noninterest expenses, which were $17.9 million for the first six months of 2021, and $1.7 million greater expense in income taxes, which were $3.0 million for the first six months of 2021.

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

Net interest income increased $2.1 million, or 17.3%, from the second quarter of 2020 to the second quarter of 2021. Net interest income was $14.5 million in the second quarter of 2021 compared with $12.4 million for the same period in 2020.  Interest and dividend income increased $313,000, or 2.0%, over this time period. In the second quarter of 2021, $562,000 in net origination fees under the Paycheck Protection Program (PPP) were recognized as income versus $304,000 in the same period of 2020. Interest and fees on loans were $13.2 million in the second quarter of 2021, an increase of $184,000, or 1.4%, over the same period in 2020. Interest and fees on PCI loans decreased by $278,000 and were $784,000 in the second quarter of 2021. Securities income was $2.0 million in the second quarter of 2021, an increase of $394,000 over the same period in 2020. Income on interest on deposits in other banks increased by $13,000 year over year.

The average balance of the loan portfolio, excluding PCI loans, increased by $58.7 million year over year and averaged $1.205 billion for the second quarter of 2021. The average balance of the PCI portfolio declined $10.2 million during the year-over-year comparison period. The average balance of securities increased by $82.8 million in the second quarter of 2021 compared with the same period one year earlier. The average balance of total earning assets increased $165.0 million, or 11.2%, from the second quarter of 2020 to the second quarter of 2021. The yield on earning assets decreased from 4.33% in the second quarter of 2020 to 3.97% in the second quarter of 2021. The change in yield on earning assets was the culmination of decreases in the yield on all loans, from 4.80% in the second quarter of 2020 to 4.58% in the second quarter of 2021, in the tax-equivalent yield on securities, from 2.88% in the second quarter of 2020 to 2.63% in the second quarter of 2021, and in the yield on interest bearing bank balances, from 0.31% to 0.25% year over year.

Interest expense decreased $1.8 million, or 53.8%, when comparing the second quarter of 2021 and the second quarter of 2020. Interest expense on deposits decreased $1.8 million, or 57.7%, as the cost declined from 1.20% in the second quarter of 2020 to 0.48% for the same period in 2021. The average balance of interest bearing deposits increased $60.2 million, or 5.6%. This growth was from non-maturity deposit sources. First, there was an increase of $86.7 million, or 47.7%, in the average balance of interest bearing checking accounts, which averaged $268.5 million in the second quarter of 2021. Additionally, there was an increase of $81.5 million in the average balance of savings and money market accounts from the second quarter of 2020 to the same period in 2021. Offsetting these increases was a decrease of $108.0 million in the average balance of time deposits, to $535.5 million for the second quarter of 2021. FHLB and other borrowings costs were stable over the time frame and were 1.22% in the second quarter of 2021 compared with 1.15% for the same period in 2020. All of the above contributed to the reduction of interest expense for interest bearing liabilities by $1.8 million despite an increase of $60.1 million in the average amount outstanding. Also noteworthy is that, although not an interest bearing category, a sizeable amount of funding was generated in the second quarter of 2021 by a year-over-year average balance increase of $83.7 million in noninterest bearing deposits. The amount of liquidity in the banking system, along with lower interest rates and a shift in deposit balances, decreased the cost of interest bearing liabilities from 1.19% in the second quarter of 2020 to 0.52% in the second quarter of 2021.

The tax-equivalent net interest margin increased 18 basis points, from 3.40% in the second quarter of 2020 to 3.58% in the second quarter of 2021. Likewise, the interest spread increased from 3.14% to 3.45% over the same time period.  The increase in the margin was precipitated by a decrease of 36 basis points in the yield on earning assets compared with a greater decline of 67 basis points in the cost of interest bearing liabilities applied against growth of $165.0 million, or 11.2%, in earning assets. The Company also examined the net interest margin without the effects of PPP net fees, interest income and average balances. Excluding these PPP related items from the net interest margin calculation would have resulted in a margin of 3.54% in the second quarter of 2021.

Net interest income was $28.6 million for the first six months of 2021.  This is an increase of $4.0 million, or 16.2%, from net interest income of $24.6 million for the first six months of 2020. Interest and dividend income increased by $227,000 over this time frame. Interest and dividend income was impacted by volume increases offset by a decline in yield. First, there was an increase of $248,000, or 1.0%, in interest and fees on loans, which increased as a result of growth of $92.5 million, or 8.4%, in the average balance of loans in 2021 over 2020. The yield on loans declined from 4.73% for the first six months of 2020 to 4.43% for the same period in 2021.  Interest and fees on PCI loans declined by $519,000, or 24.0%. The yield on the PCI portfolio was 15.16% for the first six months of 2021 compared with 13.94% for the first six months of 2020. Interest and dividends on securities increased by $494,000 in the first six months of 2021 compared with the same period in 2020. The average balance of the securities portfolio increased $67.7 million, or 28.7%, and the yield declined from 2.98% for the first six months of 2020 to 2.64% for the same period in 2021. The yield on earning assets was 4.04% for the first six months of 2021, a decline of 50 basis points from 4.54% in the first six months of 2020. The yield on total loans, which includes PCI loans and PPP loans, declined from 4.99% for the first six months of 2020 compared to 4.63% for the same period in 2021.

Interest expense of $3.3 million for the first six months of 2021 was a decrease of $3.8 million, or 52.8%, from interest expense of $7.1 million for the first six months of 2020. The cost of interest bearing liabilities decreased over this time frame from 1.28% for the first six months of 2020 to 0.57% for the same period in 2021. Interest on deposits decreased $3.7 million due to a decline in the rate paid from 1.27% for the first six months of 2020 to 0.53% for the first six months of 2021. The average balance of interest bearing liabilities increased over this time frame by $64.7 million, or 5.8%. Short term borrowing expense decreased by $23,000, and the cost of FHLB and other borrowings decreased by $38,000, or 8.0%, as the rate paid decreased from 1.36% for the first six months of 2020 to 1.23% for the first six months of 2021.

The changes noted to interest income and interest expense led to an increase in the net interest margin from 3.53% for the first six months of 2020 to 3.62% for the same period in 2021. The interest spread also increased over this time frame from 3.26% in 2020 to 3.47% in 2021. Excluding PPP related items from the net interest margin calculation would have resulted in a margin of 3.57% for the first six months of 2021 compared with the actual margin of 3.62%. Excluding PPP related items from the net interest margin calculation for the first six months of 2020 would have resulted in a margin of

3.54% for the first six months of 2020 compared with the actual margin of 3.53%.  The yield on the loan portfolio for the first six months of 2021 would have been 4.40% excluding PPP related items versus the actual yield of 4.43%. The yield on the loan portfolio for the first six months of 2020 would have been 4.78% excluding PPP related items versus the actual yield of 4.73% with PPP related items. The yield on earning assets for the first six months of 2021 would have been 4.00% without PPP related items as opposed to the actual yield of 4.04%. The yield on earning assets for the first six months of 2020 would have been 4.58% without PPP related items as opposed to the actual yield of 4.54% that included the PPP related items.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and six months ended June 30, 2021 and 2020. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended June 30, 2021			Three months ended June 30, 2020
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,204,691	$13,196	4.39%	$1,145,956	$13,012	4.55%
PCI loans	19,827	784	15.63	29,978	1,062	14.01
Total loans	1,224,518	13,980	4.58	1,175,934	14,074	4.80
Interest bearing bank balances	86,130	54	0.25	52,551	41	0.31
Federal funds sold	208	—	0.08	210	—	0.07
Securities (taxable)	272,556	1,695	2.49	189,378	1,287	2.72
Securities (tax exempt) (1)	50,260	424	3.37	50,629	442	3.49
Total earning assets	1,633,672	16,153	3.97	1,468,702	15,844	4.33
Allowance for loan losses	(11,037)			(12,007)
Non-earning assets	104,716			109,847
Total assets	$1,727,351			$1,566,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$268,525	$119	0.18	$181,789	98	0.22
Savings and money market	323,137	205	0.25	241,646	228	0.38
Time deposits	535,455	1,023	0.77	643,465	2,856	1.78
Total interest bearing deposits	1,127,117	1,347	0.48	1,066,900	3,182	1.20
Short-term borrowings	134	—	0.20	323	—	0.20
FHLB and other borrowings	71,785	220	1.22	71,685	209	1.15
Total interest bearing liabilities	1,199,036	1,567	0.52	1,138,908	3,391	1.19
Noninterest bearing deposits	337,907			254,216
Other liabilities	13,921			14,396
Total liabilities	1,550,864			1,407,520
Shareholders’ equity	176,487			159,022

Total liabilities and shareholders’ equity	$1,727,351			$1,566,542
Net interest earnings		$14,586			$12,453
Interest spread			3.45%			3.14%
Net interest margin			3.58%			3.40%

Tax equivalent adjustment:
Securities		$89			$93

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

	Six months ended June 30, 2021			Six months ended June 30, 2020
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,198,080	$26,346	4.43%	$1,105,612	$26,098	4.73%
PCI loans	21,517	1,640	15.16	30,644	2,159	13.94
Total loans	1,219,597	27,986	4.63	1,136,256	28,257	4.99
Interest bearing bank balances	78,204	114	0.29	34,503	110	0.64
Federal funds sold	203	—	0.07	176	—	0.47
Securities (taxable)	253,851	3,162	2.49	185,859	2,638	2.84
Securities (tax exempt) (1)	49,712	838	3.37	50,010	876	3.51
Total earning assets	1,601,567	32,100	4.04	1,406,804	31,881	4.54
Allowance for loan losses	(11,744)			(10,314)
Non-earning assets	105,329			107,694
Total assets	$1,695,152			$1,504,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$259,755	$257	0.20	$176,034	$192	0.22
Savings and money market	307,545	389	0.25	230,654	508	0.44
Time deposits	542,835	2,266	0.84	638,064	5,901	1.85
Total interest bearing deposits	1,110,135	2,912	0.53	1,044,752	6,601	1.27
Short-term borrowings	286	—	0.20	2,254	23	2.06
FHLB and other borrowings	70,487	437	1.23	69,240	475	1.36
Total interest bearing liabilities	1,180,908	3,349	0.57	1,116,246	7,099	1.28
Noninterest bearing deposits	326,506			215,044
Other liabilities	13,567			14,290
Total liabilities	1,520,981			1,345,580
Shareholders’ equity	174,171			158,604

Total liabilities and shareholders’ equity	$1,695,152			$1,504,184
Net interest earnings		$28,751			$24,782
Interest spread			3.47%			3.26%
Net interest margin			3.62%			3.53%

Tax equivalent adjustment:
Securities		$176			$184

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was no provision for loan losses in the second quarter of 2021 compared with $900,000 in provision for loan losses for the second quarter of 2020. The recovery of $1.4 million of provision for loan losses for the first six months of 2021 compares with a provision of $4.2 million for the first six months of 2020.

The recovery of provision recorded in the first six months of 2021 was due to continued improvement in the quality of the loan portfolio and an overall improvement in the risks associated with the potential economic impact of the COVID-19 pandemic. Beginning with the first quarter of 2020, management performs a review of each loan within the portfolio to identify, and monitor on a going forward basis, those borrowers that management believed to be possibly impacted by the economy. Loans identified with increased risk are aggregated by loan type. During the first quarter of 2020, this analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to the provision for loan losses of $4.2 million for the six month period ended June 30, 2020. The Company determined that no provision was necessary for the third or fourth quarters of 2020 after a similar analysis and review process. Despite the stay-at-home orders, shut downs, higher than historical unemployment levels and slow growth, the loan portfolio has exhibited a trend over the last year of lower nonaccrual loans, lower other real estate loans and very low charge-offs.

Due to the COVID-19 pandemic, the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in our geographic territory.  As of June 30, 2021, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Lessors of commercial properties	20.8%
Lessors of residential properties	11.9
Consumer	11.7
Hotels and other lodging	5.6
Medical and care services	3.4
Food service & drinking	2.6
Retail stores	1.7
Personal services	1.3

The Company continues to work with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  At June 30, 2021, there were $33.5 million in loans under COVID-19 related payment relief. PCI loans comprised $1.4 million of this total.

With respect to the PCI portfolio, due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the three and six months ended June 30, 2021 and 2020. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net recoveries of $178,000 in the second quarter of 2021, compared with net charge-offs of $481,000 in the second quarter of 2020. Total charge-offs were $57,000 for the second quarter of 2021 compared with $618,000 in the second quarter of 2020. Recoveries of previously charged-off loans were $235,000 for the second quarter of 2021 compared with $137,000 in the first quarter of 2020.

The loan portfolio, excluding PCI loans, had net recoveries of $66,000 for the six months ended June 30, 2021, compared with net charge-offs of $391,000 in the same period of 2020. Total charge-offs were $303,000 for the six months ended June 30, 2021, compared with $712,000 in the same period of 2020. Recoveries of previously charged-off loans were $369,000 for the six months ended June 30, 2021, compared with $321,000 in the same period of 2021.

Noninterest Income

Noninterest income of $1.5 million in the second quarter of 2021 was a decrease of $155,000, or 9.6%, over the second quarter of 2020. Gains (losses) on securities transactions decreased $270,000 year over year as securities losses of $28,000 were recognized in the second quarter of 2021 compared with gains of $242,000 in the second quarter of 2020. Mortgage loan income of $235,000 in the second quarter of 2021 was a decrease of $138,000 year over year. Offsetting these decreases to noninterest income was an increase of $139,000 in other noninterest income, which was $435,000 in the second quarter of 2021. The increase was driven mainly by an increase of $199,000 in partnership investment income, partially offset by decreases of $39,000 and $48,000 in swap fee and brokerage/commission fee income, respectively. Additionally, there was an increase of $119,000 in service charges and fees, which were $651,000.

Noninterest income was $3.1 million for the first six months of 2021, an increase of $138,000, or 4.7%, over noninterest income of $3.0 million for the first six months of 2020. Other noninterest income was $882,000 for the first six months of 2021, an increase of $290,000 over the same period in 2020. The increase was the result of increases of $312,000 and $141,000 in partnership income and insurance commissions, respectively, offset by a decrease of $120,000 in swap fee income. Service charges and fees of $1.3 million for the first six months of 2021 was an increase of $126,000 over the same period in 2020. These increases were primarily offset by a decrease of $215,000 in gain (loss) on securities transactions, net, which were losses of $12,000 for the first six months of 2021 compared with gains of $203,000 for the first six months of 2020. Mortgage loan income was $555,000 for the first six months of 2021, a decrease of $39,000 over the same period in 2020.

Noninterest Expense

Noninterest expenses were $9.2 million for the second quarter of 2021. This is an increase of $1.3 million, or 16.8%, from noninterest expenses of $7.9 million for the second quarter of 2020. The largest component of the increase was an increase in other noninterest expenses, which were $2.3 million in the second quarter of 2021, an increase of $932,000 over the same quarter one year earlier. The increase reflects $570,000 of merger related expenses from legal, professional and director fees during the second quarter of 2021, along with non-merger related increases of $105,000 and $73,000 in legal and professional fees, respectively. Salaries and employee benefits of $5.4 million in the second quarter of 2021 increased $739,000 over the second quarter of 2020. The second quarter of 2020 was positively affected by credits to internal costs for the volume of PPP loans that were booked in the quarter, as these costs were deferred and amortized over the life of the respective loans. Data processing fees of $741,000 in the second quarter of 2021 reflected an increase of $168,000 year over year. Offsetting these increases was a year-over-year decline of $427,000 in other real estate expenses, net, which reflect gains on the disposition of other real estate owned in the second quarter of 2021, in which they were a credit of $431,000. Also offsetting these increases year over year were a decrease of $48,000 in FDIC assessment, which was $108,000 in the second quarter of 2021, a decrease of $28,000 in equipment expenses, which was $317,000, and a decrease of $17,000 in occupancy expenses, which was $761,000.

Noninterest expenses were $17.9 million for the six months ended June 30, 2021, an increase of $1.5 million, or 9.0%, year over year.  Other operating expenses were $3.9 million and increased by $1.0 million in the first six months of 2021 compared with the same period in 2020. Part of the increase is attributed to $570,000 in merger related expenses, a downward adjustment of $154,000 related to an assessment of the fair value of a qualified affordable housing project investment, and non-merger related increases of $201,000 and $114,000 in legal and professional fees, respectively, incurred during the second quarter of 2021. Salaries and employee benefits of $10.6 million were an increase of $795,000 for the first six months of 2021 over the same period in 2020. A portion of this increase, $559,000, was the result of the large loan volume of PPP loans in the second quarter of 2020 that generated ASC 310-20 credits to salaries and employee benefits. Data processing fees, which were $1.3 million, increased by $184,000, or 15.8%, for the first six months of 2021 over the same period in 2020. Offsetting these increases was a decrease of $422,000 in OREO expenses, net, as a result of gains recognized in the second quarter of 2021 on the disposition of OREO. Also offsetting these increases was a decline of $112,000 in equipment expenses, which was $605,000 for the first half of 2021.

Income Taxes

Income tax expense was $1.3 million for the second quarter of 2021, compared with income tax expense of $1.0 million for the second quarter of 2020. The effective tax rate for the second quarter of 2021 was 19.8% compared with  20.0% for the second quarter of 2020.

Income tax expense was $3.0 million for the first six months of 2021 compared with $1.3 million for the same period in 2020.  The effective tax rate was 20.2% for the first half of 2021 compared with an effective tax rate of 19.0% for the first half of 2020.

FINANCIAL CONDITION

General

Total assets were $1.754 billion at June 30, 2021 and increased $109.4 million, or 6.7%, when compared with December 31, 2020.  Total loans, excluding PCI loans, were $1.192 billion at June 30, 2021, increasing $9.5 million, or 0.8%, from year end 2020. Total PCI loans were $17.9 million at June 30, 2021 versus $24.0 million at December 31, 2020.

Loans, net of fees that the Bank originated under the PPP were $52.0 million at June 30, 2021 compared with $49.3 million at December 31, 2020. All of these balances are included in commercial loans. As a result of the economic conditions that existed during the first half of 2021, commercial loans, excluding PPP loans, declined by $3.7 million since December 31, 2020. Commercial real estate loans, the largest category of loans at $507.0 million, or 42.5% of gross loans outstanding at June 30, 2021, increased $32.1 million, or 6.8%, since December 31, 2020. Residential 1 – 4 family loans declined during the first half of 2021 by $14.3 million, or 7.2%, and ended the period at $182.9 million, or 15.4% of the portfolio.

The Company’s securities portfolio, excluding restricted equity securities, was $341.6 million at June 30, 2021 and increased $49.1 million during the first half of 2021. U.S. Treasury issues decreased by $13.3 million during the first half of 2021. U.S. Government agencies increased $21.9 million during the first half of 2021 and were $47.8 million at June 30, 2021. State, county and municipal securities, the largest investment category totaling $171.1 million at June 30, 2021, increased by $24.2 million during the first two quarters of 2021. Asset backed securities, consisting of student loan pools 97% guaranteed by the U.S. Government, increased $10.3 million during the first two quarters of 2021 and were $47.8 million at June 30, 2021. Mortgage backed securities were $38.0 million at June 30, 2021 and grew by $5.8 million during 2021. Corporate securities were $26.7 million at June 30, 2021.

The Company had cash and cash equivalents of $123.6 million at June 30, 2021 compared with $63.2 million at year end 2020. The majority of this category growth, $56.9 million, occurred in interest bearing bank balances, which were $102.0 million at June 30, 2021, as large amounts of liquidity have been funneled into the banking system through the facilitation of PPP loans by the banking industry and stimulus checks issued by the U.S. Treasury under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

Interest bearing deposits at June 30, 2021 were $1.149 billion, an increase of $49.3 million, or 4.5%, from December 31, 2020. Interest bearing checking accounts of $285.0 million grew by $45.4 million, or 19.0%, during the first six months of 2021. Money market deposit accounts were $182.7 million at June 30, 2021 and grew $28.2 million, or 18.3%, during the first six months of 2021. Savings accounts totaled $142.1 million at June 30, 2021 and grew $17.7 million, or 14.3%, during the first half of 2021. Strong growth in these non-maturity categories for the year has allowed the Bank to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category.  As a result, there has been a decline in time deposits less than or equal to $250,000, which decreased by $27.0 million, or 6.0%, in the first half of 2021 and were $425.8 million at June 30, 2021. Time deposits over $250,000 declined $15.0 million in the first half of 2021 and were $113.4 million at June 30, 2021. Time deposit balances combined were 46.9% of interest bearing deposits at June 30, 2021 and 36.2% of all deposit balances. This is a decline from 52.9% of interest bearing balances and 41.6% of all deposit balances at December 31, 2020. The growth in interest bearing checking accounts, money market accounts and savings accounts, as well as in noninterest bearing checking accounts, was $132.2 million during the first half of 2021. A portion of this growth was associated with the PPP loans originated during 2020 and 2021 and stimulus checks issued under the CARES Act, as well as previously postponed business activity that resulted from the COVID-19 stay-at-home orders.

FHLB borrowings were $67.5 million at June 30, 2021 compared with $57.8 million at December 31, 2020. The stable level of FHLB borrowings during 2020 and into 2021 has been due to the FHLB swiftly responding to the March 16, 2020 rate cut of 1.50% to the discount rate by repricing advances downward to ensure low cost liquidity for the banking system. As a result, the Bank has found this level of borrowing to be a stable source of low cost funding. The average rate paid on FHLB borrowings was 1.23% during the first half of 2021. There were no Federal funds purchased at June 30, 2021 or December 31, 2020.

Shareholders’ equity was $179.7 million at June 30, 2021, or 10.3% of total assets, compared with $169.7 million, or 10.3% of total assets, at December 31, 2020.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming loans were $3.6 million at June 30, 2021, a decrease of $950,000 from December 31, 2020. Total non-performing assets totaled $3.9 million at June 30, 2021 compared with $8.9 million at December 31, 2020. On April 7, 2021, the Company sold an item included in OREO at March 31, 2021 in the amount of $3.8 million, and this sale was the primary reason for the decline in non-performing assets. There were net recoveries of $66,000 in the first half of 2021.

The allowance for loan losses equaled 309.6% of nonaccrual loans at June 30, 2021 compared with 276.7% at December 31, 2020. The ratio of nonperforming assets to loans and OREO was 0.33% at June 30, 2021 compared with 0.75% at December 31, 2020.

The allowance for loan losses to total loans was 0.92% at June 30, 2021 compared with 1.04% at December 31, 2020. The volume of PPP loans originated since the second quarter of 2020 impacted the ratio.  PPP loans, net of fees, were $52.0 million at June 30, 2021 and $49.3 million at December 31, 2020. At June 30, 2021, when excluding PPP loans, the allowance for loan losses to total loans would have been 0.97% compared with 1.09% at December 31, 2020. These loans are fully guaranteed by the Small Business Administration in accordance with the CARES Act; therefore, no allowance is required. The Company monitors and adjusts the allowance for loan losses based on loans requiring a reserve.

The allowance for loan losses includes an amount that cannot be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the partial recovery of $1.4 million from the provision of $4.2 million taken during the year ended December 31, 2020 drove the June 30, 2021 unallocated amount of $1.2 million, which is reflective of the on-going COVID-related risk grade stresses inherent in the loan portfolio. Several factors justify the maintenance of this unallocated amount, as follows:

●	The uncertainty of the economic impact of COVID-19 continues to be a factor for the remainder of 2021. The Company does not believe that any of its COVID-related modifications currently rise to the level of a TDR under the current regulatory guidance, and it continues to monitor impacted loans closely with regularity as modification periods expire and the economy recovers from the pandemic.
●	While the Company believes that it has appropriately assigned risk grade factors to address COVID-related risk in the most vulnerable pools, there is still a degree of uncertainty. For example, monthly and yearly gains of the Consumer Price Index have increased at a level not seen since 2008, which affects all borrowers. Hiring struggles and corresponding minimum wage increases affect our customers in the hospitality sector. Also, new variants of COVID-19 are emerging causing concern for increased cases resulting in the return of some restrictions.
●	Coverage ratios at June 30, 2021 relating to the allowance, as noted in the table below, were consistent with prior periods when the ratios were proven to be adequate and produced provisions and allowances for loan losses that are directionally consistent with the credit quality of the loan portfolio. This is an indication that the allowance, in the aggregate, is reasonably stated when considering both total loans and loans with some doubt regarding ultimate collectability.
●	The Company believes that, if the portfolio continues to show improvement and the calculation continues to yield a significant unallocated component, it will make adjustments as considered appropriate after observing a longer, more substantiated time horizon.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At June 30, 2021 and December 31, 2020, total impaired loans, excluding PCI loans, equaled $7.7 million and $9.1 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	June 30, 2021	December 31, 2020
Nonaccrual loans	$3,555	$4,460
Loans past due 90 days and accruing interest	—	45
Total nonperforming loans	3,555	4,505
OREO	364	4,361
Total nonperforming assets	$3,919	$8,866

Accruing troubled debt restructure loans	$4,161	$4,679

Balances
Specific reserve on impaired loans	914	1,165
General reserve related to unimpaired loans	10,092	11,175
Total allowance for loan losses	11,006	12,340

Average loans during the year, net of unearned income	1,198,080	1,138,603

Impaired loans	7,716	9,139
Non-impaired loans	1,184,125	1,173,223
Total loans, net of unearned income	1,191,841	1,182,362

Ratios
Allowance for loan losses to loans	0.92%	1.04
Allowance for loan losses to nonaccrual loans	309.59	276.68
General reserve to non-impaired loans	0.85	0.95
Nonaccrual loans to loans	0.30	0.38
Nonperforming assets to loans and OREO	0.33	0.75
Net (recoveries) charge-offs to average loans	(0.01)	0.03

A further breakout of nonaccrual loans, excluding PCI loans, at June 30, 2021 and December 31, 2020 is below (dollars in thousands):

	June 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$1,316	$1,357
Commercial	953	730
Construction and land development	2	44
Agriculture	—	45
Total real estate loans	2,271	2,176
Commercial loans	1,284	2,264
Consumer installment loans	—	20
Total loans	$3,555	$4,460

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

The Bank’s ratio of total risk-based capital was 14.1% at June 30, 2021 compared with 13.6% at December 31, 2020.  The tier 1 risk-based capital ratio was 13.3% at June 30, 2021 and 12.7% at December 31, 2020. The Bank’s tier 1 leverage ratio was 10.3% at June 30, 2021 and 10.1% at December 31, 2020.  All capital ratios exceed regulatory minimums to be considered well capitalized.  BASEL III introduced the common equity tier 1 capital ratio, which was 13.3% at June 30, 2021 and 12.7% at December 31, 2020.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At June 30, 2021, the Bank had a capital conservation buffer of 6.1%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at June 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash and due from banks	$21,414	$17,845
Interest bearing bank deposits	101,996	45,118
Federal funds sold	234	222
Available for sale securities, at fair value, unpledged	273,796	235,784
Total liquid assets	$397,440	$298,969

Deposits and other liabilities	$1,574,482	$1,475,155
Ratio of liquid assets to deposits and other liabilities	25.24%	20.27%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at June 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of June 30, 2021 and December 31, 2020, is as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Commitments with off-balance sheet risk:
Commitments to extend credit	$283,772	$245,858
Standby letters of credit	14,740	15,193
Total commitments with off-balance sheet risks	$298,512	$261,051

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $20 million at each of June 30, 2021 and December 31, 2020. The Company recorded a fair value liability of $424,000 and $631,000 in other liabilities, at June 30, 2021 and December 31, 2020, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net losses were recorded as a component of other comprehensive income in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at June 30, 2021 (dollars in thousands):

	June 30, 2021
	%	$
Change in Yield curve
+400 bp	12.9	6,989
+300 bp	9.5	5,118
+200 bp	6.0	3,263
+100 bp	2.7	1,485
most likely	—	—
‑100 bp	(0.7)	(374)
‑200 bp	(0.8)	(445)
‑300 bp	(0.8)	(447)
‑400 bp	(0.8)	(447)

At June 30, 2021, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 12.9%. For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 0.8%.

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

Item 1A. Risk Factors

There are no material changes to any of the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Part I, Item 1A) other than the addition of the risk factors relating to the pending merger with United Bankshares, Inc. as set forth below.

The integration of United and us in the merger may be more difficult, costly or time-consuming than expected.

United and we have operated and, until the completion of the merger, will continue to operate independently. The success of the merger will depend, in part, on our ability to successfully combine the businesses of United with ours. To realize these anticipated benefits, after the completion of the merger, United expects to integrate our business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect United’s ability to successfully conduct its business in the markets in which we now operate, which could have an adverse effect on United’s financial results and the value of its common stock. If United experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or they may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions.

Integration efforts between United and us could also cause the respective management groups to focus their time and energies on matters related to the merger that otherwise would be directed to their business and operations. Any such distraction on the part of either company’s management could affect its ability to service existing business and develop new business and adversely affect the business and earnings of us or United before the merger, or the business and earnings of United after the merger.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and they could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with us or United. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us or United, our business or the business of the combined company following the merger could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing and refrain from taking certain specified actions until the merger occurs, which may prevent us from pursuing attractive business opportunities that may arise prior to completion of the merger.

Termination of the merger agreement could negatively impact us.

If the merger agreement is terminated and the parties fail to consummate the merger, there may be various negative consequences to us. For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. In addition, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.  Furthermore, we have incurred and will incur substantial expenses in connection with the merger, such as legal, financial advisory and other professional fees. If the merger is not completed, we would have to incur these expenses without realizing the expected benefits of the merger.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay the equivalent or greater consideration than that which United has agreed to pay with respect to the merger. In addition, under certain circumstances, the termination of the merger agreement may require us to pay to United a termination fee in the amount of $12.1 million.

Our ability to complete the merger with United is subject to the receipt of consents and approvals from regulatory agencies that may impose conditions that could adversely affect us or cause the merger to be abandoned.

Before the merger may be completed, we must obtain various approvals or consents from various bank regulatory and other authorities. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although neither we nor United currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of United following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

 Fluctuations in the market price of United’s common stock will affect the value that our shareholders receive for their shares of our common stock.

Under the terms of the merger agreement, if the merger is completed, our shareholders will receive 0.3173 shares of United’s common stock for each share of our common stock. This number of shares of United’s common stock is fixed and, subject to the conditions and limitations discussed in the following paragraph, will not be adjusted to reflect changes in the market price of either the shares of United’s common stock or the shares of our common stock prior to the closing of the merger. The market price of United’s common stock may vary from its price on the date immediately prior to the public announcement of the merger as a result of a variety of factors, including, among other things, changes in United’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Many of these factors are beyond the control of United or us. As a result of the fixed number of shares of United’s common stock to be issued in the merger, the market value of the shares of United’s common stock that our shareholders receive in the merger will decline correspondingly with any declines in the market price of United’s common stock prior to and as of the date the merger consideration is paid, subject to the conditions and limitations discussed in the following paragraph.

As addressed in more detail in the merger agreement, we may terminate the merger agreement by a vote of a majority of our board of directors if (a) the average closing price per share (calculated in accordance with the merger agreement) of United’s common stock declines 20 percent from the closing price per share on the last trading day prior to publicly announcing the merger agreement and (b) the percentage decline in the average closing price per share of United’s common stock is at least 20 percent greater than the percentage decline in the closing price of the KBW Regional Banking Index over the same period, except as follows. Even if the conditions in (a) and (b) above are met, United may adjust the exchange ratio or add a cash payment as provided in the merger agreement to increase the consideration received by our shareholders in the merger and, if such adjustment or addition is made, our right to terminate the merger agreement will be extinguished. Because the price of United’s common stock and the KBW Regional Banking Index will fluctuate prior to the merger, and because in certain circumstances United has the right to increase the consideration received in the merger by our shareholders, we cannot assure our shareholders of the market value or number of shares of United’s common stock that they will receive in the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2021.

Effective January 22, 2020, the Company’s Board of Directors authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 under the Exchange Act. The Company purchased 130,800 shares under the program during the first two quarters of 2020 before suspending activity under it effective April 2, 2020.  On October 26, 2020, the Company authorized the recommencement of the program for the repurchase of up to 200,000 shares of its common stock through January 2021.  The Company repurchased 178,900 shares under the program during the fourth quarter of 2020 and 21,100 shares during the first quarter of 2021.

On February 19, 2021, the Company’s Board of Directors authorized a new share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock through February 2022. The Company has not repurchased any shares under this authorization.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization, dated as of June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2021 (File No. 001-32590)

31.1	Rule 13a-14(a)/15d-14(a) Certification for Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification for Chief Financial Officer*
32.1	Section 1350 Certifications*
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

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

Date: August 13, 2021

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 13, 2021