Form 10-Q
period 2021-09-30
Community Bankers Trust Corp
filed 2021-11-12
CIK 1323648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At September 30, 2021, there were 22,464,593 shares of the Company’s common stock outstanding.

COMMUNITY BANKERS TRUST CORPORATION

FORM 10-Q

September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(dollars in thousands, except share data)

	September 30, 2021	December 31, 2020 *
ASSETS
Cash and due from banks	$25,485	$17,845
Interest bearing bank deposits	23,591	45,118
Federal funds sold	—	222
Total cash and cash equivalents	49,076	63,185

Securities available for sale, at fair value	375,845	271,347
Securities held to maturity, at cost (fair value of $19,844 and $22,257, respectively)	19,052	21,176
Equity securities, restricted, at cost	8,049	8,436
Total securities	402,946	300,959

Loans	1,230,981	1,182,362
Purchased credit impaired (PCI) loans	15,679	24,040
Total loans	1,246,660	1,206,402
Allowance for loan losses (loans of $9,929 and $12,340, respectively; PCI loans of $156 and $156, respectively)	(10,085)	(12,496)
Net loans	1,236,575	1,193,906

Bank premises and equipment, net	26,967	27,897
Bank premises and equipment held for sale	1,507	1,507
Right-of-use lease assets	4,811	5,530
Other real estate owned	255	4,361
Bank owned life insurance	30,528	30,029
Other assets	18,635	17,435
Total assets	$1,771,300	$1,644,809

LIABILITIES
Deposits:
Noninterest bearing	$345,721	$298,901
Interest bearing	1,153,081	1,099,800
Total deposits	1,498,802	1,398,701

Federal funds purchased	2,698	-
Federal Home Loan Bank borrowings	67,333	57,833
Trust preferred capital notes	4,124	4,124
Lease liabilities	5,045	5,787
Other liabilities	8,961	8,710
Total liabilities	1,586,963	1,475,155

SHAREHOLDERS’ EQUITY
Common stock (200,000,000 shares authorized $0.01 par value; 22,464,593 and 22,200,929 shares issued and outstanding, respectively)	225	222
Additional paid in capital	151,905	149,822
Retained earnings	27,787	13,419
Accumulated other comprehensive income	4,420	6,191
Total shareholders’ equity	184,337	169,654
Total liabilities and shareholders’ equity	$1,771,300	$1,644,809

*	Derived from audited consolidated financial statements

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest and dividend income
Interest and fees on loans	$13,441	$12,760	$39,787	$38,858
Interest and fees on PCI loans	708	962	2,348	3,121
Interest on deposits in other banks	59	121	173	231
Interest and dividends on securities
Taxable	1,723	1,362	4,885	4,000
Nontaxable	350	344	1,012	1,036
Total interest and dividend income	16,281	15,549	48,205	47,246
Interest expense
Interest on deposits	1,262	2,614	4,174	9,215
Interest on borrowed funds	224	222	661	720
Total interest expense	1,486	2,836	4,835	9,935
Net interest income	14,795	12,713	43,370	37,311
(Recovery of) provision for loan losses	(1,250)	—	(2,650)	4,200
Net interest income after (recovery of) provision for loan losses	16,045	12,713	46,020	33,111
Noninterest income
Service charges and fees	671	613	2,001	1,817
Gain (loss) on securities transactions, net	(7)	78	(19)	281
Gain on sale of other loans	—	—	—	11
Income on bank owned life insurance	165	171	499	518
Mortgage loan income	255	228	810	822
Other	297	382	1,179	974
Total noninterest income	1,381	1,472	4,470	4,423
Noninterest expense
Salaries and employee benefits	5,408	5,041	15,968	14,806
Occupancy expenses	790	815	2,387	2,420
Equipment expenses	275	330	880	1,047
FDIC assessment	161	174	481	455
Data processing fees	673	656	2,022	1,821
Other real estate expense, net	5	87	(415)	89
Other operating expenses	1,798	1,423	5,734	4,355
Total noninterest expense	9,110	8,526	27,057	24,993
Income before income taxes	8,316	5,659	23,433	12,541
Income tax expense	1,768	1,143	4,816	2,450
Net income	$6,548	$4,516	$18,617	$10,091
Net income per share — basic	$0.29	$0.20	$0.83	$0.45
Net income per share — diluted	$0.28	$0.20	$0.82	$0.45
Weighted average number of shares outstanding
Basic	22,455	22,312	22,333	22,339
Diluted	23,002	22,503	22,717	22,534

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$6,548	$4,516	$18,617	$10,091

Other comprehensive (loss) income :
Unrealized (loss) gain on investment securities:
Change in unrealized gain (loss) on investment securities	(1,024)	1,735	(2,546)	5,527
Tax related to unrealized (gain) loss on investment securities	226	(382)	560	(1,215)
Reclassification adjustment for loss (gain) on securities sold	7	(78)	19	(281)
Tax related to realized (loss) gain on securities sold	(2)	17	(5)	62
Cash flow hedge:
Change in unrealized gain (loss) on cash flow hedge	50	47	257	(639)
Tax related to cash flow hedge	(10)	(10)	(56)	140
Total other comprehensive (loss) income	(753)	1,329	(1,771)	3,594
Total comprehensive income	$5,795	$5,845	$16,846	$13,685

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars and shares in thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance June 30, 2020	22,311	$223	$150,428	$5,900	$4,230	$160,781
Issuance of common stock	10	—	49	—	—	49
Exercise and issuance of employee stock options	—	—	231	—	—	231
Net income	—	—	—	4,516	—	4,516
Dividends of $0.05 per share paid on common stock	—	—	—	(1,116)	—	(1,116)
Other comprehensive income	—	—	—	—	1,329	1,329
Balance September 30, 2020	22,321	$223	$150,708	$9,300	$5,559	$165,790

Balance December 31, 2019	22,423	$224	$150,728	$2,562	$1,965	$155,479
Issuance of common stock	25	—	152	—	—	152
Exercise and issuance of employee stock options	4	—	705	—	—	705
Stock purchased under stock repurchase program	(131)	(1)	(877)	—		(878)
Net income	—	—	—	10,091	—	10,091
Dividends of $0.10 per share paid on common stock	—	—	—	(3,353)	—	(3,353)
Other comprehensive income	—	—	—	—	3,594	3,594
Balance September 30, 2020	22,321	$223	$150,708	$9,300	$5,559	$165,790

Balance June 30, 2021	22,452	$225	$151,522	$22,811	$5,173	$179,731
Issuance of common stock	4	—	49	—	—	49
Exercise and issuance of employee stock options	9	—	334	—	—	334
Net income	—	—	—	6,548	—	6,548
Dividends of $0.07 per share paid on common stock	—	—	—	(1,572)	—	(1,572)
Other comprehensive loss	—	—	—	—	(753)	(753)
Balance September 30, 2021	22,465	225	151,905	27,787	4,420	$184,337

Balance December 31, 2020	22,201	$222	$149,822	$13,419	$6,191	$169,654
Issuance of common stock	17	1	152	—	—	153
Exercise and issuance of employee stock options	268	2	2,077	—	—	2,079
Stock purchased under stock repurchase program	(21)		(146)	—		(146)
Net income	—	—	—	18,617	—	18,617
Dividends paid of $0.19 per share on common stock	—	—	—	(4,249)	—	(4,249)
Other comprehensive loss	—	—	—	—	(1,771)	(1,771)
Balance September 30, 2021	22,465	225	151,905	27,787	4,420	$184,337

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands)

	September 30, 2021	September 30, 2020
Operating activities:
Net income	$18,617	$10,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangibles amortization	1,231	1,379
Right-of-use lease asset amortization	719	706
Stock-based compensation expense	957	846
Tax benefit of exercised stock options	(235)	(6)
Amortization of purchased loan premium	84	229
(Recovery of) provision for loan losses	(2,650)	4,200
Amortization of security premiums and accretion of discounts, net	607	574
Net loss (gain) on sale of securities	19	(281)
Net gain on sale of loans	—	(11)
Originations of mortgages held for sale	—	(26,112)
Proceeds from sales of mortgages held for sale	—	25,462
Net gain on sale and valuation of OREO	(439)	(23)
Net (gain) loss on disposal of premises and equipment	(3)	82
Increase in bank owned life insurance investment	(499)	(518)
Changes in assets and liabilities:
Increase in other assets	(753)	(2,086)
Increase (decrease) in accrued expenses and other liabilities	52	(1,446)
Net cash provided by operating activities	17,707	13,086

Investing activities:
Proceeds from sales/calls/maturities/paydowns of available for sale securities	47,913	66,171
Proceeds from calls/maturities/paydowns of held to maturity securities	2,105	12,640
Proceeds from sales of restricted equity securities	805	1,700
Purchase of available for sale securities	(155,545)	(107,834)
Purchase of restricted equity securities	(418)	(1,720)
Proceeds from sale of other real estate owned	4,545	134
Net increase in loans	(40,694)	(115,608)
Principal recoveries of loans previously charged off	591	453
Purchase of premises and equipment, net	(361)	(186)
Purchase small business investment company fund investment	—	(345)
Proceeds from sale of premises and equipment	64	—
Proceeds from sale of loans	—	632
Net cash used in investing activities	(140,995)	(143,963)

Financing activities:
Net increase in deposits	100,101	205,894
Net increase (decrease) in federal funds purchased	2,698	(23,497)
Net increase in short-term Federal Home Loan Bank borrowings	10,000	—
Proceeds from long-term Federal Home Loan Bank borrowings	—	40,000
Payments on long-term Federal Home Loan Bank borrowings	(500)	(40,500)
Proceeds from issuance of common stock	1,275	11
Cash dividends paid	(4,249)	(3,353)
Repurchase of common stock	(146)	(878)
Net cash provided by financing activities	109,179	177,677

Net (decrease) increase in cash and cash equivalents	(14,109)	46,800

Cash and cash equivalents:
Beginning of the period	63,185	28,684
End of the period	$49,076	$75,484

Supplemental disclosures of cash flow information:
Interest paid	$5,211	$10,312
Income taxes paid	4,440	3,306

See accompanying notes to unaudited consolidated financial statements

COMMUNITY BANKERS TRUST CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Banking Activities and Significant Accounting Policies

Organization

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices, 18 of which are in Virginia and six of which are in Maryland. The Bank also operates two loan production offices. The Bank will cose its Edgewater and Rockville branches in Maryland on December 3, 2021.

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

Financial Statements

The consolidated statements presented include accounts of the Company and the Bank, its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated. The statements should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to the general practices within the banking industry. The interim financial statements have not been audited; however, in the opinion of management, all adjustments, consisting of normal accruals, were made that are necessary to present fairly the balance sheet of the Company as of September 30, 2021, the statements of income, comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2021, and the statements of cash flows for the nine months ended September 30, 2021. Results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 2. Securities

Amortized costs and fair values of securities available for sale and held to maturity at September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$19,896	$66	$(82)	$19,880
U.S. Government agencies	52,948	282	(422)	52,808
State, county and municipal	187,999	6,026	(734)	193,291
Mortgage backed securities	37,885	1,163	(140)	38,908
Asset backed securities	45,951	869	(91)	46,729
Corporate bonds	23,749	532	(52)	24,229
Total Securities Available for Sale	$368,428	$8,938	$(1,521)	$375,845

Securities Held to Maturity
State, county and municipal	$19,052	792	—	19,844
Total Securities Held to Maturity	$19,052	$792	$—	$19,844

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury securities	$23,500	$—	$(1)	$23,499
U.S. Government agencies	25,880	114	(141)	25,853
State, county and municipal	118,612	7,172	(64)	125,720
Mortgage backed securities	30,434	1,756	(1)	32,189
Asset backed securities	36,841	704	(57)	37,488
Corporate bonds	26,136	480	(18)	26,598
Total Securities Available for Sale	$261,403	$10,226	$(282)	$271,347

Securities Held to Maturity
State, county and municipal	$21,176	$1,081	$—	$22,257
Total Securities Held to Maturity	$21,176	$1,081	$—	$22,257

The amortized cost and fair value of securities at September 30, 2021 by final contractual maturity are shown below. Expected maturities may differ from final contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

	Held to Maturity		Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,073	$5,134	$18,359	$18,561
Due after one year through five years	9,860	10,395	130,547	133,305
Due after five years through ten years	3,867	4,031	186,997	190,805
Due after ten years	252	284	32,525	33,174
Total securities	$19,052	$19,844	$368,428	$375,845

Proceeds from sales and calls of securities were $2.5 million and $4.6 million during the three months ended September 30, 2021 and 2020, respectively, and $9.9 million and $25.2 million for the nine months ended September 30, 2021 and 2020, respectively. Gains and losses on securities transactions are determined using the specific identification method. Gross realized gains and losses on securities transactions during the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross realized gains	$—	$79	$18	$375
Gross realized losses	(7)	(1)	(37)	(94)
Net securities gain	$(7)	$78	$(19)	$281

In estimating other than temporary impairment (OTTI) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and short-term prospects for the issuer, and the intent and ability of management to hold its investment for a period of time to allow a recovery in fair value. There were no investments held that had OTTI losses for the three and nine months ended September 30, 2021 and 2020.

The fair value and gross unrealized losses for securities, segregated by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2021 and December 31, 2020 were as follows (dollars in thousands):

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$11,993	(82)	$—	$—	$11,993	$(82)
U.S. Government agencies	27,037	(294)	4,681	(128)	31,718	(422)
State, county and municipal	63,267	(668)	1,680	(66)	64,947	(734)
Mortgage backed securities	16,786	(140)	—	—	16,786	(140)
Asset backed securities	21,696	(90)	374	(1)	22,070	(91)
Corporate bonds	3,517	(52)	—	—	3,517	(52)
Total	$144,296	$(1,326)	$6,735	$(195)	$151,031	$(1,521)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale
U.S. Treasury securities	$23,499	$(1)	$—	$—	$23,499	$(1)
U.S. Government agencies	6,726	(25)	8,266	(116)	14,992	(141)
State, county and municipal	6,203	(49)	301	(15)	6,504	(64)
Mortgage backed securities	118	(1)	—	—	118	(1)
Asset backed securities	12,427	(8)	4,410	(49)	16,837	(57)
Corporate bonds	7,216	(18)	—	—	7,216	(18)
Total	$56,189	$(102)	$12,977	$(180)	$69,166	$(282)

The unrealized losses (impairments) in the investment portfolio at September 30, 2021 and December 31, 2020 are generally a result of market fluctuations of interest rates that occur daily. The unrealized losses are from 123 securities at September 30, 2021. Of those, 111 are investment grade, have U.S. government agency guarantees, or are backed by the full faith and credit of local municipalities throughout the United States. Eight investment grade asset-backed securities comprised of student loan pools, which are 97% U.S. government guaranteed, included in corporate obligations and four corporate bonds make up the remaining securities with unrealized losses at September 30, 2021. The Company considers the reason for impairment, length of impairment, and ability and intent to hold until the full value is recovered in determining if the impairment is temporary in nature. Based on this analysis, the Company has determined these impairments to be temporary in nature. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, these securities until they recover in value or reach maturity.

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

Securities with amortized costs of $63.9 million and $52.2 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits as required or permitted by law. Securities with amortized costs of $4.5 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure lines of credit at the Federal Reserve discount window. At each of September 30, 2021 and December 31, 2020, there were no securities purchased from a single issuer, other than U.S. Treasury securities and other U.S. Government agencies that comprised more than 10% of the consolidated shareholders’ equity.

Note 3. Loans and Related Allowance for Loan Losses

The Company’s loans, net of deferred fees and costs, at September 30, 2021 and December 31, 2020 were comprised of the following (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	% of Loans	Amount	% of Loans
Mortgage loans on real estate:
Residential 1‑4 family	$178,099	14.47%	$197,228	16.68%
Commercial	542,418	44.06	474,856	40.16
Construction and land development	200,878	16.32	182,277	15.42
Second mortgages	7,078	0.57	6,360	0.54
Multifamily	80,245	6.52	78,158	6.61
Agriculture	7,748	0.63	6,662	0.56
Total real estate loans	1,016,466	82.57	945,541	79.97
Commercial loans	206,801	16.80	225,386	19.06
Consumer installment loans	6,841	0.56	9,996	0.85
All other loans	873	0.07	1,439	0.12
Total loans	$1,230,981	100.00%	$1,182,362	100.00%

The Company held $10.4 million and $10.7 million in balances of loans guaranteed by the United States Department of Agriculture (USDA), which are included in various categories in the table above, at September 30, 2021 and December 31, 2020, respectively. As these loans are 100% guaranteed by the USDA, no loan loss allowance is required. These loan balances included a purchase premium of $722,000 and $804,000 million at September 30, 2021 and December 31, 2020, respectively. The purchase premium is amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method.   Any unamortized purchase premium remaining on loans prepaid by the borrower is written off.

The Company originates loans under the Paycheck Protection Program (PPP) of the Small Business Administration (SBA).  These PPP loans totaled $32.8 million and $49.3 million at September 30, 2021 and December 31, 2020, respectively, and are included in commercial loans.  As these loans are 100% guaranteed by the SBA, no loan loss allowance is required. The majority of the PPP loans have a five year term; however, most are expected to be forgiven by the SBA as borrowers use the funds for qualified expenses. These loan balances included net fees of $1.1 million and $920,000 at September 30, 2021 and December 31, 2020, respectively, which are being amortized as an adjustment of the related loan yield on a straight line basis, which is substantially equivalent to the results obtained using the effective interest method. Any unamortized net fee remaining on loans forgiven or prepaid by the borrower is recorded as income.

At September 30, 2021 and December 31, 2020, the Company’s allowance for loan losses was comprised of the following: (i) a specific valuation component calculated in accordance with Financial Accounting Standards Board

(FASB) Accounting Standards Codification (ASC) 310, Receivables, (ii) a general valuation component calculated in accordance with FASB ASC 450, Contingencies, based on historical loan loss experience, current economic conditions and other qualitative risk factors, and (iii) an unallocated component to cover imprecision in the model and uncertainties that could affect management’s estimate of probable losses. Management identified loans subject to impairment in accordance with FASB ASC 310.

The following table summarizes information related to impaired loans at and for the three and nine months ended September 30, 2021 (dollars in thousands):

				Three months ended		Nine months ended
	September 30, 2021			September 30, 2021		September 30, 2021
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$302	$412	$—	$303	$3	$385	$10
Commercial	2,984	3,770	—	3,392	28	3,415	83
Total real estate loans	3,286	4,182	—	3,695	31	3,800	93
Subtotal impaired loans with no valuation allowance	3,286	4,182	—	3,695	31	3,800	93
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	1,982	2,367	581	2,061	11	2,144	32
Commercial	351	720	101	190	3	193	10
Construction and land development	2	4	1	2	—	13	—
Agriculture	—	—	—	—	—	23	—
Total real estate loans	2,335	3,091	683	2,253	14	2,373	42
Commercial loans	2,150	2,187	317	1,795	1	1,900	2
Consumer installment loans	—	—	—	—	—	8	—
Subtotal impaired loans with a valuation allowance	4,485	5,278	1,000	4,048	15	4,281	44
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,284	2,779	581	2,364	14	2,529	42
Commercial	3,335	4,490	101	3,582	31	3,608	93
Construction and land development	2	4	1	2	—	13	—
Agriculture	—	—	—	—	—	23	—
Total real estate loans	5,621	7,273	683	5,948	45	6,173	135
Commercial loans	2,150	2,187	317	1,795	1	1,900	2
Consumer installment loans	—	—	—	—	—	8	—
Total impaired loans	$7,771	$9,460	$1,000	$7,743	$46	$8,081	$137

(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment.
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowances.

The following table summarizes information related to impaired loans at December 31, 2020 and for the three and nine months ended September 30, 2020 (dollars in thousands):

				Three months ended		Nine months ended
	December 31, 2020			September 30, 2020		September 30, 2020
		Unpaid
	Recorded	Principal	Related	Average	Interest	Average	Interest
	Investment (1)	Balance (2)	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	$624	$787	$—	$888	$7	$1,105	$22
Commercial	3,458	4,198	—	3,080	34	3,129	101
Construction and land development	—	—	—	—	—	164	—
Multifamily			—	—	—	616	—
Total real estate loans	4,082	4,985	—	3,968	41	5,014	123
Commercial loans	—	—	—	175	—	88	—
Subtotal impaired loans with no valuation allowance	4,082	4,985	—	4,143	41	5,102	123
With an allowance recorded:
Mortgage loans on real estate:
Residential 1‑4 family	2,200	2,573	640	2,156	13	1,923	37
Commercial	200	715	57	152	2	195	6
Construction and land development	44	149	12	847	—	798	—
Agriculture	45	46	13	51	—	26	—
Total real estate loans	2,489	3,483	722	3,206	15	2,942	43
Commercial loans	2,549	2,549	437	1,243	3	1,142	9
Consumer installment loans	19	19	6	15	—	12	—
Subtotal impaired loans with a valuation allowance	5,057	6,051	1,165	4,464	18	4,096	52
Total:
Mortgage loans on real estate:
Residential 1‑4 family	2,824	3,360	640	3,044	20	3,028	59
Commercial	3,658	4,913	57	3,232	36	3,324	107
Construction and land development	44	149	12	847	—	962	—
Multifamily	—	—	—	—	—	616	—
Agriculture	45	46	13	51	—	26	—
Total real estate loans	6,571	8,468	722	7,174	56	7,956	166
Commercial loans	2,549	2,549	437	1,418	3	1,230	9
Consumer installment loans	19	19	6	15	—	12	—
Total impaired loans	$9,139	$11,036	$1,165	$8,607	$59	$9,198	$175

(1)	The amount of the investment in a loan is not net of a valuation allowance, but does reflect any direct write-down of the investment.
(2)	The contractual amount due reflects paydowns applied in accordance with loan documents, but does not reflect any direct write-downs or valuation allowances.

Troubled debt restructures still accruing interest are loans that management expects to ultimately collect all principal and interest due, but not under the terms of the original contract. A reconciliation of impaired loans to nonaccrual loans at September 30, 2021 and December 31, 2020, is set forth in the table below (dollars in thousands):

	September 30, 2021	December 31, 2020
Nonaccruals	$3,770	$4,460
Troubled debt restructure and still accruing	4,001	4,679
Total impaired	$7,771	$9,139

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. There was $17,000 and $185,000 recognized during the three and nine months ended September 30, 2021, respectively. There was an insignificant amount of cash basis income recognized during the three and nine months ended September 30, 2020.  For the three months ended September 30, 2021 and 2020, estimated interest income of $50,000 and $61,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the nine months ended September 30, 2021 and 2020, estimated interest income of $151,000 and $152,000, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

The following tables present an age analysis of past due status of loans by category as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$816	$—	$1,168	$1,984	$176,115	$178,099
Commercial	250	—	602	852	541,566	542,418
Construction and land development	—	—	2	2	200,876	200,878
Second mortgages	226	—	—	226	6,852	7,078
Multifamily	—	—	—	—	80,245	80,245
Agriculture	—	—	—	—	7,748	7,748
Total real estate loans	1,292	—	1,772	3,064	1,013,402	1,016,466
Commercial loans	91	—	1,998	2,089	204,712	206,801
Consumer installment loans	—	—	—	—	6,841	6,841
All other loans	—	—	—	—	873	873
Total loans	$1,383	$—	$3,770	$5,153	$1,225,828	$1,230,981

	December 31, 2020
	30‑89 Days	90+ Days Past		Total Past		Total Loans
	Past Due	Due and Accruing	Nonaccrual	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1‑4 family	$1,324	$33	$1,357	$2,714	$194,514	$197,228
Commercial	438	—	730	1,168	473,688	474,856
Construction and land development	157	—	44	201	182,076	182,277
Second mortgages	227	—	—	227	6,133	6,360
Multifamily	—	—	—	—	78,158	78,158
Agriculture	—	—	45	45	6,617	6,662
Total real estate loans	2,146	33	2,176	4,355	941,186	945,541
Commercial loans	60	—	2,264	2,324	223,062	225,386
Consumer installment loans	—	12	20	32	9,964	9,996
All other loans	—	—	—	—	1,439	1,439
Total loans	$2,206	$45	$4,460	$6,711	$1,175,651	$1,182,362

Activity in the allowance for loan losses on loans by segment for the three and nine months ended September 30, 2021 and 2020 is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2021
		Provision
	June 30, 2021	Allocation	Charge-offs	Recoveries	September 30, 2021
Mortgage loans on real estate:
Residential 1‑4 family	$2,004	$(263)	$—	$24	$1,765
Commercial	3,782	514	—	5	4,301
Construction and land development	2,040	(763)	—	152	1,429
Second mortgages	20	(10)	—	10	20
Multifamily	366	(74)	—	—	292
Agriculture	43	(10)	—	—	33
Total real estate loans	8,255	(606)	—	191	7,840
Commercial loans	1,482	(242)	—	—	1,241
Consumer installment loans	110	(2)	(49)	31	90
All other loans	8	(3)	—	—	4
Unallocated	1,151	(397)	—	—	754
Total loans	$11,006	$(1,250)	$(49)	$222	$9,929

	Three Months Ended September 30, 2020
		Provision
	June 30, 2020	Allocation	Charge-offs	Recoveries	September 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$3,495	$(954)	$—	$14	$2,555
Commercial	4,612	(1,606)	—	5	3,011
Construction and land development	1,342	(254)	—	75	1,163
Second mortgages	45	(9)	—	2	38
Multifamily	499	28	—	—	527
Agriculture	44	7	—	—	51
Total real estate loans	10,037	(2,788)	—	96	7,345
Commercial loans	2,058	(288)	—	19	1,789
Consumer installment loans	110	31	(42)	17	116
All other loans	8	2	—	—	10
Unallocated	25	3,043	—	—	3,068
Total loans	$12,238	$—	$(42)	$132	$12,328

	Nine Months Ended September 30, 2021
		Provision
	December 31, 2020	Allocation	Charge-offs	Recoveries	September 30, 2021
Mortgage loans on real estate:
Residential 1‑4 family	$2,638	$(975)	$(11)	$113	$1,765
Commercial	4,568	(279)	—	12	4,301
Construction and land development	2,545	(1,403)	—	287	1,429
Second mortgages	18	(18)	—	20	20
Multifamily	508	(216)	—	—	292
Agriculture	40	(7)	—	—	33
Total real estate loans	10,317	(2,898)	(11)	432	7,840
Commercial loans	1,897	(538)	(167)	49	1,241
Consumer installment loans	119	35	(174)	110	90
All other loans	7	(3)	—		4
Unallocated	—	754	—	—	754
Total loans	$12,340	$(2,650)	$(352)	$591	$9,929

	Nine Months Ended September 30, 2020
		Provision
	December 31, 2019	Allocation	Charge-offs	Recoveries	September 30, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$2,685	$(173)	$—	$43	$2,555
Commercial	2,196	731	—	84	3,011
Construction and land development	1,044	(40)	—	159	1,163
Second mortgages	79	(45)	—	4	38
Multifamily	248	279	—	—	527
Agriculture	38	13	—	—	51
Total real estate loans	6,290	765	—	290	7,345
Commercial loans	1,980	331	(608)	86	1,789
Consumer installment loans	114	71	(146)	77	116
All other loans	7	3	—	—	10
Unallocated	38	3,030	—	—	3,068
Total loans	$8,429	$4,200	$(754)	$453	$12,328

The increase in provision expense for the three and nine months ended September 30, 2020 reflected the significant increase in commercial real estate and commercial loans classified as special mention due to the inherent economic impact COVID-19 was expected to have on these borrowers.  The subsequent recovery of loan loss provision for the nine months ended September 30, 2021 reflected a more stable economic climate in the first nine months of 2021 compared with each quarter in 2020. This is evidenced by the level of charge-offs and delinquencies, which have remained relatively low, as well as decreases in special mention loans. Also, the majority of loans that were granted COVID-19 related payment relief have resumed normal payments. The allowance for loan losses could be further impacted by COVID-19; however, the amount of that impact is not currently estimable.

Due to the lingering, although diminishing, potential effects of COVID-19, the Company changed the look back period related to the qualitative factor measuring credit quality deterioration trends for the September 30, 2021 loan loss allowance calculation.  The factor was calculated based on an eight quarter look back period versus a four quarter look back period used in prior periods. This change accounted for the credit quality changes pre- and post-COVID-19, which span over the eight quarter period. The revised methodology resulted in a decrease of $560,000 to the unallocated component with corresponding increases of $483,000 and $221,000 to the commercial real estate and construction and land development, respectively, offset by a $116,000 decrease in residential 1-4 family, as compared to the previous methodology.

The following tables present information on the loans evaluated for impairment in the allowance for loan losses as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$581	$1,184	$1,765	$2,284	$175,815	$178,099
Commercial	101	4,200	4,301	2,150	540,268	542,418
Construction and land development	1	1,428	1,429	2	200,876	200,878
Second mortgages	—	20	20	—	7,078	7,078
Multifamily	—	292	292	—	80,245	80,245
Agriculture	—	33	33	—	7,748	7,748
Total real estate loans	683	7,157	7,840	4,436	1,012,030	1,016,466
Commercial loans	317	924	1,241	3,335	203,466	206,801
Consumer installment loans	—	90	90	—	6,841	6,841
All other loans	—	4	4	—	873	873
Unallocated	—	754	754	—	—	—
Total loans	$1,000	$8,929	$9,929	$7,771	$1,223,210	$1,230,981

	December 31, 2020
	Allowance for Loan Losses			Recorded Investment in Loans
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Mortgage loans on real estate:
Residential 1‑4 family	$640	$1,998	$2,638	$2,824	$194,404	$197,228
Commercial	57	4,511	4,568	3,658	471,198	474,856
Construction and land development	12	2,533	2,545	44	182,233	182,277
Second mortgages	—	18	18	—	6,360	6,360
Multifamily	—	508	508	—	78,158	78,158
Agriculture	13	27	40	45	6,617	6,662
Total real estate loans	722	9,595	10,317	6,571	938,970	945,541
Commercial loans	437	1,460	1,897	2,549	222,837	225,386
Consumer installment loans	6	113	119	19	9,977	9,996
All other loans	—	7	7	—	1,439	1,439
Unallocated	—	—	—	—	—	—
Total loans	$1,165	$11,175	$12,340	$9,139	$1,173,223	$1,182,362

Loans are monitored for credit quality on a recurring basis. These credit quality indicators are defined as follows:

Pass -  A pass loan is not adversely classified, as it does not display any of the characteristics for adverse classification. This category includes purchased loans that are 100% guaranteed by U.S. Government agencies of $10.4 million and $10.7 million at September 30, 2021 and December 31, 2020, respectively, and PPP loans 100% guaranteed by the SBA of $32.8 million and $49.3 million at September 30, 2021 and December 31, 2020, respectively.

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

The following tables present the composition of loans by credit quality indicator at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$173,361	$3,509	$1,229	$—	$178,099
Commercial	499,588	42,325	505	—	542,418
Construction and land development	197,497	3,379	2	—	200,878
Second mortgages	6,465	613	—	—	7,078
Multifamily	80,245	—	—	—	80,245
Agriculture	6,319	1,429	—	—	7,748
Total real estate loans	963,475	51,255	1,736	—	1,016,466
Commercial loans	189,623	13,597	3,581	—	206,801
Consumer installment loans	6,830	11	—	—	6,841
All other loans	859	14	—	—	873
Total loans	$1,160,787	$64,877	$5,317	$—	$1,230,981

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Mortgage loans on real estate:
Residential 1‑4 family	$189,617	$6,253	$1,358	$—	$197,228
Commercial	433,748	39,001	2,107	—	474,856
Construction and land development	173,668	8,565	44	—	182,277
Second mortgages	5,495	865	—	—	6,360
Multifamily	71,923	6,235	—	—	78,158
Agriculture	6,208	409	45	—	6,662
Total real estate loans	880,659	61,328	3,554	—	945,541
Commercial loans	199,762	17,843	7,781	—	225,386
Consumer installment loans	9,959	18	19	—	9,996
All other loans	1,424	15	—	—	1,439
Total loans	$1,091,804	$79,204	$11,354	$—	$1,182,362

In accordance with FASB Accounting Standards Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, the Company assesses all loan modifications to determine whether they are considered troubled debt restructurings (TDRs) under the guidance. The Company had 15 and 19 loans that met the definition of a TDR at each of September 30, 2021 and 2020, respectively.

The Company had no loan modifications considered to be TDRs during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company restructured the terms of one 1-4 family residential loan that was considered to be a TDR with a pre- and post-modification balance of $61,000.

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

A loan is considered to be in default if it is 90 days or more past due. There were no TDRs that had been restructured during the previous 12 months that resulted in default during the three and nine months ended September 30, 2021 and 2020.

In the determination of the allowance for loan losses, management considers TDRs and subsequent defaults in these restructures by reviewing for impairment in accordance with FASB ASC 310-10-35, Receivables, Subsequent Measurement.

At September 30, 2021, the Company had 1-4 family mortgages in the amount of $77.0 million and cash in the amount of $6.5 million pledged as collateral to the Federal Home Loan Bank for a total borrowing capacity of $63.3 million.

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

As of September 30, 2021 and December 31, 2020, the outstanding contractual balance of the PCI loans was $33.6 million and $43.2 million, respectively. The carrying amount, by loan type, as of these dates is as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
		% of PCI		% of PCI
	Amount	Loans	Amount	Loans
Mortgage loans on real estate:
Residential 1‑4 family	$13,984	89.19%	$21,720	90.35%
Commercial	386	2.46	429	1.78
Construction and land development	453	2.89	780	3.25
Second mortgages	680	4.34	904	3.76
Multifamily	176	1.12	207	0.86
Total real estate loans	15,679	100.00	24,040	100.00
Total PCI loans	$15,679	100.00%	$24,040	100.00%

There was no activity in the allowance for loan losses on PCI loans for the three and nine months ended September 30, 2021 and 2020.

The following table presents information on the PCI loans collectively evaluated for impairment in the allowance for loan losses at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
	Allowance	Recorded		Recorded
	for loan	investment in	Allowance for	investment in
	losses	loans	loan losses	loans
Mortgage loans on real estate:
Residential 1‑4 family	$156	$13,984	$156	$21,720
Commercial	—	386	—	429
Construction and land development	—	453	—	780
Second mortgages	—	680	—	904
Multifamily	—	176	—	207
Total real estate loans	156	15,679	156	24,040
Total PCI loans	$156	$15,679	$156	$24,040

The change in the accretable yield balance for the nine months ended September 30, 2021 and the year ended December 31, 2020, is as follows (dollars in thousands):

Balance, January 1, 2020	$33,466
Accretion	(4,024)
Reclassification to nonaccretable difference	(253)
Balance, December 31, 2020	$29,189
Accretion	(2,310)
Reclassification to nonaccretable difference	(2,183)
Balance, September 30, 2021	$24,696

The PCI loans were not classified as nonperforming assets as of September 30, 2021, as the loans are accounted for on a pooled basis, and interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all PCI loans.

Note 5. Other Real Estate Owned

The following table presents the balances of other real estate owned (OREO) at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Residential 1‑4 family	$21	$21
Construction and land development	234	4,340
Total other real estate owned	$255	$4,361

At September 30, 2021, the Company had $239,000 of residential 1-4 family loans and PCI loans that were in the process of foreclosure.

On April 7, 2021, the Company sold OREO property with a carrying value of $3.8 million for a gain of $435,000.  In accordance with FASB ASC 610, Other Income, the Company recognizes a sale when it deems that it is probable it will collect substantially all of the consideration to which it will be entitled in exchange for the OREO property and has transferred control to the buyer.

Note 6. Deposits

The following table provides interest bearing deposit information, by type, at September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Interest bearing checking	$276,222	$239,628
MMDA	184,750	154,503
Savings	151,090	124,384
Time deposits less than or equal to $250,000	425,072	452,885
Time deposits over $250,000	115,947	128,400
Total interest bearing deposits	$1,153,081	$1,099,800

Note 7. Accumulated Other Comprehensive Income

The following tables present activity net of tax in accumulated other comprehensive income (AOCI) for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended September 30, 2021
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$6,579	$(1,073)	$(333)	$5,173
Other comprehensive (loss) income before reclassifications	(798)	—	40	(758)
Amounts reclassified from AOCI	5	—	—	5
Net current period other comprehensive (loss) income	(793)	—	40	(753)
Ending balance	$5,786	$(1,073)	$(293)	$4,420

	Three months ended September 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$5,688	$(886)	$(572)	$4,230
Other comprehensive income (loss) before reclassifications	1,353	—	37	1,390
Amounts reclassified from AOCI	(61)	—	—	(61)
Net current period other comprehensive income	1,292	—	37	1,329
Ending balance	$6,980	$(886)	$(535)	$5,559

	Nine months ended September 30, 2021
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$7,758	$(1,073)	$(494)	$6,191
Other comprehensive (loss) income before reclassifications	(1,986)	—	201	(1,785)
Amounts reclassified from AOCI	14	—	—	14
Net current period other comprehensive (loss) income	(1,972)	—	201	(1,771)
Ending balance	$5,786	$(1,073)	$(293)	$4,420

	Nine months ended September 30, 2020
	Unrealized	Defined	Gain (Loss) on	Total Other
	Gain (Loss) on	Benefit	Cash Flow	Comprehensive
	Securities	Pension Plan	Hedge	Income

Beginning balance	$2,887	$(886)	$(36)	$1,965
Other comprehensive income (loss) before reclassifications	4,312	—	(499)	3,813
Amounts reclassified from AOCI	(219)	—	—	(219)
Net current period other comprehensive income (loss)	4,093	—	(499)	3,594
Ending balance	$6,980	$(886)	$(535)	$5,559

The following tables present the effects of reclassifications out of AOCI on line items of consolidated income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Three months ended
	September 30, 2021	September 30, 2020
Securities available for sale:
Unrealized loss (gains) on securities available for sale	$7	$(78)	Gain (loss) on securities transactions, net
Related tax (benefit) expense	(2)	17	Income tax expense
	$5	$(61)	Net of tax

			Affected Line Item in the Unaudited Consolidated
Details about AOCI Components	Amount Reclassified from AOCI		Statement of Income
	Nine months ended
	September 30, 2021	September 30, 2020
Securities available for sale:
Unrealized loss (gains) on securities available for sale	$19	$(281)	Gain (loss) on securities transactions, net
Related tax (benefit) expense	(5)	62	Income tax expense
	$14	$(219)	Net of tax

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

FASB ASC 825, Financial Instruments, allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not made any material FASB ASC 825 elections as of September 30, 2021.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company utilizes fair value measurements to record adjustments to certain assets to determine fair value disclosures. Securities available for sale and the cash flow hedge are recorded at fair value on a recurring basis. The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$19,880	$—	$19,880	$—
U.S. Government agencies	52,808	—	52,808	—
State, county and municipal	193,291	10,321	182,970	—
Mortgage backed securities	38,908	—	38,908	—
Asset backed securities	46,729	—	46,729	—
Corporate bonds	24,229	—	24,229	—
Total investment securities available for sale	375,845	10,321	365,524	—
Total assets at fair value	$375,845	$10,321	$365,524	$—
Cash flow hedge liability	$374	$—	$374	$—
Total liabilities at fair value	$374	$—	$374	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. Treasury securities	$23,499	$23,499	$—	$—
U.S. Government agencies	25,853	4,034	21,819	—
State, county and municipal	125,720	5,945	119,775	—
Mortgage backed securities	32,189	5,534	26,655	—
Asset backed securities	37,488	9,784	27,704	—
Corporate bonds	26,598	500	26,098	—
Total investment securities available for sale	271,347	49,296	222,051	—
Total assets at fair value	$271,347	$49,296	$222,051	$—
Cash flow hedge liability	$631	$—	$631	$—
Total liabilities at fair value	$631	$—	$631	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company is also required to measure and recognize certain other financial assets at fair value on a nonrecurring basis on the consolidated balance sheet. The following tables present assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,968	$—	$—	$3,968
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	255	—	—	255
Total assets at fair value	$5,730	$—	$—	$5,730
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,449	$—	$—	$3,449
Bank premises and equipment held for sale	1,507	—	—	1,507
Other real estate owned	4,361	—	—	4,361
Total assets at fair value	$9,317	$—	$—	$9,317
Total liabilities at fair value	$—	$—	$—	$—

Impaired loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with FASB ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. At September 30, 2021 and December 31, 2020, a majority of total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers for classified loans greater than $250,000 when the most recent appraisal is greater than 18 months old and deemed to be stale or invalid. The Company may also utilize internally prepared estimates that generally result from current market data and actual sales data related to the Company’s collateral. The Company makes adjustments for selling costs estimated at 10% and any known liens against the collateral.  Therefore, the Company records impaired loans as nonrecurring Level 3. For each of the periods ended September 30, 2021 and December 31, 2020, weighted average adjustments, calculated based on relative fair value, related to impaired loans was 12.3%.

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

The following reflects the fair value of financial instruments, whether or not recognized on the consolidated balance sheet, at fair value measures by level of valuation assumptions used for those assets. These tables exclude financial instruments for which the carrying value approximates fair value (dollars in thousands):

	September 30, 2021
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$19,052	$19,844	$—	$19,844	$—
Loans, net of allowance	1,221,052	1,235,252	—	—	1,235,252
PCI loans, net of allowance	15,523	23,624	—	—	23,624

Financial liabilities:
Interest bearing deposits	1,153,081	1,155,447	—	1,155,447	—
Borrowings	71,457	71,963	—	71,963	—

	December 31, 2020
		Estimated Fair
	Carrying Value	Value	Level 1	Level 2	Level 3
Financial assets:
Securities held to maturity	$21,176	$22,257	$—	$22,257	$—
Loans, net of allowance	1,170,022	1,178,764	—	—	1,178,764
PCI loans, net of allowance	23,884	32,657	—	—	32,657

Financial liabilities:
Interest bearing deposits	1,099,800	1,103,112	—	1,103,112	—
Borrowings	61,957	62,852	—	62,852	—

Note 9. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to restricted stock units and stock option awards. The following table presents basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 (dollars and shares in thousands, except per share data):

		Weighted Average
	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share Amount
For the three months September 30, 2021
Basic EPS	$6,548	22,455	$0.29
Effect of dilutive stock awards	—	547	(0.01)
Diluted EPS	$6,548	23,002	$0.28

For the three months ended September 30, 2020
Basic EPS	$4,516	22,312	$0.20
Effect of dilutive stock awards	—	191	—
Diluted EPS	$4,516	22,503	$0.20

For the nine months ended September 30, 2021
Basic EPS	$18,617	22,333	$0.83
Effect of dilutive stock awards	—	384	(0.01)
Diluted EPS	$18,617	22,717	$0.82

For the nine months ended September 30, 2020
Basic EPS	$10,091	22,339	$0.45
Effect of dilutive stock awards	—	195	—
Diluted EPS	$10,091	22,534	$0.45

There were no issuable antidilutive shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2021. Antidilutive shares issuable under awards or options of 1.4 million were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2020.

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

The following table provides the components of net periodic benefit (income) cost for the plan included in salaries and employee benefits in the consolidated statement of income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest cost	$116	$33	$348	$99
Expected return on plan assets	(265)	(54)	(795)	(161)
Amortization of prior service cost	4	1	12	3
Recognized net actuarial loss	65	12	195	36
Net periodic (income) cost	$(80)	$(8)	$(240)	$(23)

Note 11. Cash Flow Hedge

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had interest rate swaps designated as cash flow hedges with a total notional amount of $20 million at each of September 30, 2021 and December 31, 2020.  The swaps were entered into with a counterparty that met the Company’s credit standards, and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in the contracts is not significant. The Company had $770,000 of cash pledged as collateral at each of September 30, 2021 and December 31, 2020.

Amounts receivable or payable are recognized as accrued under the terms of the agreements. In accordance with FASB ASC 815, Derivatives and Hedging, the Company has designated the swaps as cash flow hedges, with the derivatives’ unrealized gains or losses recorded as a component of other comprehensive income. The Company has assessed the effectiveness of each hedging relationship by comparing the changes in cash flows on the designated hedged item. The Company’s cash flow hedge was deemed to be highly effective for the three and nine month periods ended September 30, 2021 and 2020. The Company recorded a fair value liability of $374,000 and $631,000 in other liabilities at September 30, 2021 and December 31, 2020, respectively. The net gains were recorded as a component of other comprehensive income net of associated tax effects.

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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$341	$315	$964	$1,042
Interchange and ATM fees	330	298	1,037	775
Brokerage fees and commissions	57	53	238	256
Noninterest income (in-scope of Topic 606)	728	666	2,239	2,073
Noninterest income (out-of-scope of Topic 606)	653	806	2,231	2,350
Total noninterest income	$1,381	$1,472	$4,470	$4,423

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

The following table presents operating lease liabilities as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Gross lease liability	$7,115	$8,047
Less: imputed interest	(2,070)	(2,260)
Present value of lease liability	$5,045	$5,787

The Company had no finance or sales type leases as of September 30, 2021 and December 30, 2020.

The weighted average remaining lease term and weighted average discount rate for operating leases at September 30, 2021 was 12.9 years and 4.93%, respectively. The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2020 was 12.3 years and 4.78%, respectively.

Maturities of the gross operating lease liability at September 30, 2021 are as follows (dollars in thousands):

2021	$258
2022	600
2023	630
2024	573
2025	552
Thereafter	4,502
Total of future payments	$7,115

Operating lease costs and sublease rental income for the three months ended September 30, 2021 were $318,000 and $47,000, respectively.  Operating lease costs and sublease rental income for the three months ended September 30, 2020 were $317,000 and $27,000, respectively. Operating lease costs and sublease rental income for the nine months ended September 30, 2021 were $949,000 and $176,000, respectively. Operating lease costs and sublease rental income for the nine months ended September 30, 2020 were $952,000 and $82,000, respectively.

Note 14. Other Operating Expenses

Other operating expenses totals for the three and nine month periods of September 30, 2021 and 2020 are presented in the following table. Components of these expenses exceeding 1.0%of the aggregate of total net interest income and total noninterest income for any of the periods presented are stated separately (dollars in thousands).

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Bank franchise tax	$258	$237	$772	$711
Stationery, printing and supplies	170	167	490	521
Outside vendor fees	220	177	512	604
Legal fees	136	27	596	62
Professional fees	166	95	742	248
Other expenses	848	720	2,622	2,209
Total other operating expenses	$1,798	$1,423	$5,734	$4,355

On June 2, 2021, the Company entered into a merger agreement with United Bankshares, Inc. (“United”), the parent company of United Bank.  Under the merger agreement, United will acquire 100% of the outstanding shares of the Company’s common stock in exchange for shares of United’s common stock.  The exchange ratio will be fixed at 0.3173 of United’s shares for each share of the Company.  The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders.  Upon closing, the Company will merge into United, and Essex Bank will merge into United Bank, with United and United Bank being the surviving entities.   There were $147,000 and $717,000 of merger related expenses included in legal and professional fees for the three and nine month periods ended September 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition at September 30, 2021 and results of operations of Community Bankers Trust Corporation (the “Company”) for the three and nine months ended September 30, 2021 should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to consolidated financial statements included in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

Community Bankers Trust Corporation (the “Company”) is headquartered in Richmond, Virginia and is the holding company for Essex Bank (the “Bank”), a Virginia state bank with 24 full-service offices, 18 of which are in Virginia and six of which are in Maryland. The Bank also operates two loan production offices. The Bank will cose its Edgewater and Rockville branches in Maryland on December 3, 2021.

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

RESULTS OF OPERATIONS

Overview

The coronavirus (COVID-19) pandemic that set off an economic crisis in 2020 continues to impact the Company’s financial results for the three and nine months ending September 30 2021, and may impact future financial results. While the government mandated business closures enacted in 2020 have eased, the Company’s customers and markets are trying to reach  pre-COVID business levels. Continued uncertainties in the economy and the time that it could take to fully recover underlie the financial impacts that the Company may experience.  The Company continues to focus on assessing the risks in its loan portfolio and to work with its customers to minimize future losses.  See below for additional discussion regarding trends and the potential effects of COVID-19.

Net income in the third quarter of 2021 increased $2.0 million when compared to the same period in 2020.  Net income was $6.5 million in the third quarter of 2021, with earnings per share of $0.29 basic and $0.28 fully diluted.  Net income for the third quarter of 2020 was $4.5 million, with earnings per share of $0.20 basic and fully diluted. There was an increase of $2.1 million in net interest income, primarily from both a decline in interest expense of $1.4 million in the third quarter of 2021 compared with the same period one year earlier and an increase in interest income of $732,000 over the same comparison period. Provision for loan losses decreased $1.250 million year over year as the Company recaptured in the third quarter of 2021 previously recorded provision. Offsetting these increases to net income were an increase of $584,000 in noninterest expenses and a decrease of $91,000 in noninterest income. There was also an increase of $625,000 in income tax expense year-over-year. Details of the year-over-year financial performance of the Company are presented below.

Net income of $18.6 million for the first nine months of 2021 reflects an increase of $8.5 million, or 84.5%, over net income of $10.1 million for the same period in 2020. Provision for loan losses reflects a reserve recovery of $2.650 million for the first nine months of 2021 compared with a provision of $4.2 million during the early stage of the COVID-19 pandemic for the first nine months of 2020. Interest expense declined $5.1 million and was $4.8 million for the first nine months of 2021 compared with $9.9 million for the first nine months of 2020. Smaller increases were in interest and dividend income, which increased $959,000, and in noninterest income, which increased $47,000 in the first nine months of 2021 compared with the same period in 2020. Offsetting these increases to net income were an increase of $2.1 million in noninterest expenses, which were $27.1 million for the first nine months of 2021, and $2.4 million greater expense in income taxes, which were $4.8 million for the first nine months of 2021.

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

Net interest income increased $2.1 million, or 16.4%, from the third quarter of 2020 to the third quarter of 2021. Net interest income was $14.8 million in the third quarter of 2021 compared with $12.7 million for the same period in 2020.  Interest and dividend income increased $732,000, or 4.7%, over this time period. In the third quarter of 2021, $785,000 in PPP net origination fees were recognized as income versus $331,000 in the same period of 2020. Interest and fees on loans were $13.4 million in the third quarter of 2021, an increase of $681,000, or 5.3%, over the same period in 2020. Interest and fees on PCI loans decreased by $254,000 and were $708,000 in the third quarter of 2021. Securities income was $2.1 million in the third quarter of 2021, an increase of $367,000 over the same period in 2020. Income on interest on deposits in other banks decreased by $62,000 year over year.

The average balance of the loan portfolio, excluding PCI loans, increased by $34.3 million year over year and averaged $1.204 billion for the third quarter of 2021. The average balance of the PCI portfolio declined $11.7 million during the year-over-year comparison period. The average balance of securities increased by $136.9 million in the third quarter of 2021 compared with the same period one year earlier. The average balance of total earning assets increased $162.2 million, or 10.7%, from the third quarter of 2020 to the third quarter of 2021. The yield on earning assets decreased from 4.09% in the third quarter of 2020 to 3.87% in the third quarter of 2021. The change in yield on earning assets was the culmination of the decrease in the yield on securities, from 2.89% in the third quarter of 2020 to 2.25% in the third quarter of 2021 and in the yield on interest bearing bank balances, from 0.68% to 0.32% year over year. The yield on total loans increased year over year, from 4.55% in the third quarter of 2020, to 4.60% for the same period in 2021.

Interest expense decreased $1.4 million, or 47.6%, when comparing the third quarter of 2021 and the third quarter of 2020. Interest expense on deposits decreased $1.4 million, or 51.7%, as the cost declined from 0.96% in the third quarter of 2020 to 0.43% for the same period in 2021. The average balance of interest bearing deposits increased $74.5 million, or 6.9%. This growth was from non-maturity deposit sources. First, there was an increase of $82.8 million, or 41.2%, in the average balance of interest bearing checking accounts, which averaged $283.8 million in the third quarter of 2021. Additionally, there was an increase of $63.6 million in the average balance of savings and money market accounts from the third quarter of 2020 to the same period in 2021. Offsetting these increases was a decrease of $71.9 million in the average balance of time deposits, to $540.9 million for the third quarter of 2021. FHLB and other borrowings costs were stable over the time frame and were 1.22% in the third quarter of 2021 compared with 1.19% for the same period in 2020. All of the above contributed to the reduction of interest expense for interest bearing liabilities by $1.4 million despite an increase of $72.4 million in the average amount outstanding. Also noteworthy is that, although not an interest bearing category, a sizeable amount of funding was generated in the third quarter of 2021 by a year-over-year average balance increase of $63.3 million in noninterest bearing deposits. The amount of liquidity in the banking system, along with lower interest rates and a shift in deposit balances, decreased the cost of interest bearing liabilities from 0.97% in the third quarter of 2020 to 0.48% in the third quarter of 2021.

The tax-equivalent net interest margin increased 17 basis points, from 3.35% in the third quarter of 2020 to 3.52% in the third quarter of 2021. Likewise, the interest spread increased from 3.12% to 3.39% over the same time period.  The increase in the margin was precipitated by a decrease of 22 basis points in the yield on earning assets compared with a greater decline of 49 basis points in the cost of interest bearing liabilities applied against growth of $162.2 million, or 10.7%, in earning assets. The Company also examined the net interest margin without the effects of PPP net fees, interest income and average balances. Excluding the effects of these PPP related items, the net interest margin would have been 3.39% in each of the third quarter of 2021 and 2020.

Net interest income was $43.4 million for the nine months of 2021. This is an increase of $6.1 million, or 16.2%, from net interest income of $37.3 million for the first nine months of 2020. Interest and dividend income increased by $959,000 over this time frame. Interest and dividend income was impacted by volume increases offset by a decline in yield. First, there was an increase of $929,000, or 2.4%, in interest and fees on loans, which increased as a result of growth of $73.0 million, or 6.5%, in the average balance of loans in 2021 over 2020. The yield on loans declined from 4.59% for the first nine months of 2020 to 4.43% for the same period in 2021.  Interest and fees on PCI loans declined by $773,000, or 24.8%. The yield on the PCI portfolio was 15.54% for the first nine months of 2021 compared with 13.71% for the first nine months of 2020. Interest and dividends on securities increased by $861,000 in the first nine months of 2021 compared with the same period in 2020. The average balance of the securities portfolio increased $91.0 million, or 37.9%, and the yield declined from 2.95% for the first nine months of 2020 to 2.48% for the same period in 2021. The yield on earning assets was 3.98% for the first nine months of 2021, a decline of 40 basis points from 4.38% in the first nine months of 2020. The yield on total loans, which includes PCI loans and PPP loans, declined from 4.83% for the first nine months of 2020 compared with 4.62% for the same period in 2021.

Interest expense of $4.8 million for the first nine months of 2021 was a decrease of $5.1 million, or 51.3%, from interest expense of $9.9 million for the first nine months of 2020. The cost of interest bearing liabilities decreased over this time frame from 1.17% for the first nine months of 2020 to 0.54% for the same period in 2021. Interest on deposits decreased $5.0 million due to a decline in the rate paid from 1.16% for the first nine months of 2020 to 0.50% for the first nine months of 2021. The average balance of interest bearing liabilities increased over this time frame by $67.3 million, or 6.0%. Short term borrowing expense decreased by $24,000, and the cost of FHLB and other borrowings decreased by $35,000, or 5.0%, as the rate paid decreased from 1.30% for the first nine months of 2020 to 1.23% for the first nine months of 2021.

The changes noted to interest income and interest expense led to an increase in the net interest margin from 3.48% for the first nine months of 2020 to 3.58% for the same period in 2021. The interest spread also increased over this time frame from 3.21% in 2020 to 3.44% in 2021. Excluding PPP related items from the net interest margin calculation would have resulted in a margin of 3.50% for the first nine months of 2021 compared with the actual margin of 3.58%. Excluding PPP related items from the net interest margin calculation for the first nine months of 2020 would have resulted in a margin of 3.49% for the first nine months of 2020 compared with the actual margin of 3.48%.  The yield on the loan portfolio for the first nine months of 2021 would have been 4.36% excluding PPP related items versus the actual yield of 4.43%. The yield on the loan portfolio for the first nine months of 2020 would have been 4.68% excluding PPP related items versus the actual yield of 4.59%. The yield on earning assets for the first nine months of 2021 would have been 3.91% without PPP related items as opposed to the actual yield of 3.98%. The yield on earning assets for the first nine months of 2020 would have been 4.44% without PPP related items as opposed to the actual yield of 4.38%.

The following tables set forth, for each category of interest-earning assets and interest bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine months ended September 30, 2021 and 2020. The tables also set forth the average rate paid on total interest bearing liabilities, and the net interest margin on average total interest earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the tables, as loans carrying a zero yield.

	Three months ended September 30, 2021			Three months ended September 30, 2020
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,203,674	$13,441	4.43%	$1,169,330	$12,760	4.33%
PCI loans	16,789	708	16.51	28,480	962	13.21
Total loans	1,220,463	14,149	4.60	1,197,810	13,722	4.55
Interest bearing bank balances	73,098	59	0.32	70,590	121	0.68
Federal funds sold	225	—	0.12	127	—	0.07
Securities (taxable)	332,322	1,723	2.07	198,296	1,362	2.75
Securities (tax exempt) (1)	53,456	443	3.32	50,551	435	3.44
Total earning assets	1,679,564	16,374	3.87	1,517,374	15,640	4.09
Allowance for loan losses	(11,312)			(12,424)
Non-earning assets	101,745			108,772
Total assets	$1,769,997			$1,613,722

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$283,809	$125	0.18	$200,995	$112	0.22
Savings and money market	331,981	201	0.24	268,350	241	0.36
Time deposits	540,934	936	0.69	612,848	2,261	1.46
Total interest bearing deposits	1,156,724	1,262	0.43	1,082,193	2,614	0.96
Short-term borrowings	139	—	0.19	1,611	1	0.21
FHLB and other borrowings	71,619	224	1.22	72,285	221	1.19
Total interest bearing liabilities	1,228,482	1,486	0.48	1,156,089	2,836	0.97
Noninterest bearing deposits	344,320			281,026
Other liabilities	13,776			12,980
Total liabilities	1,586,578			1,450,095
Shareholders’ equity	183,419			163,627

Total liabilities and shareholders’ equity	$1,769,997			$1,613,722
Net interest earnings		$14,888			$12,804
Interest spread			3.39%			3.12%
Net interest margin			3.52%			3.35%

Tax equivalent adjustment:
Securities		$93			$91

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
			Average			Average
	Average	Interest	Rates	Average	Interest	Rates
	Balance	Income/	Earned/	Balance	Income/	Earned/
(Dollars in thousands)	Sheet	Expense	Paid	Sheet	Expense	Paid
ASSETS:
Loans	$1,199,965	$39,787	4.43%	$1,127,002	$38,858	4.59%
PCI loans	19,924	2,348	15.54	29,917	3,121	13.71
Total loans	1,219,889	42,135	4.62	1,156,919	41,979	4.83
Interest bearing bank balances	76,484	173	0.30	46,620	231	0.66
Federal funds sold	210	—	0.09	159	—	0.36
Securities (taxable)	280,295	4,885	2.32	190,035	4,000	2.81
Securities (tax exempt) (1)	50,974	1,281	3.35	50,192	1,311	3.48
Total earning assets	1,627,852	48,474	3.98	1,443,925	47,521	4.38
Allowance for loan losses	(11,594)			(11,023)
Non-earning assets	104,124			108,056
Total assets	$1,720,382			$1,540,958

LIABILITIES AND SHAREHOLDERS’ EQUITY

Demand - interest bearing	$267,862	$382	0.19	$184,415	304	0.22
Savings and money market	315,779	589	0.25	243,311	749	0.41
Time deposits	542,195	3,203	0.79	629,598	8,162	1.73
Total interest bearing deposits	1,125,836	4,174	0.50	1,057,324	9,215	1.16
Short-term borrowings	236	—	0.21	2,038	24	1.57
FHLB and other borrowings	70,868	661	1.23	70,263	696	1.30
Total interest bearing liabilities	1,196,940	4,835	0.54	1,129,625	9,935	1.17
Noninterest bearing deposits	332,509			237,198
Other liabilities	13,644			13,849
Total liabilities	1,543,093			1,380,672
Shareholders’ equity	177,289			160,286

Total liabilities and shareholders’ equity	$1,720,382			$1,540,958
Net interest earnings		$43,639			$37,586
Interest spread			3.44%			3.21%
Net interest margin			3.58%			3.48%

Tax equivalent adjustment:
Securities		$269			$275

(1)	Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 21%.

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

The Company records a separate provision for loan losses for its loan portfolio, excluding PCI loans, and the PCI loan portfolio.  There was a recovery of $1.250 million of previously recorded provision for loan losses in the third quarter of 2021 compared with no provision the third quarter of 2020. The recovery of $2.650 million of provision for loan losses for the first nine months of 2021 compares with a provision of $4.2 million for the first nine months of 2020.

The recovery of provision recorded in the first and third quarters of 2021 was due to continued improvement in the quality of the loan portfolio and an overall improvement in the risks associated with the potential economic impact of the COVID-19 pandemic, which continued through the third quarter of 2021. Beginning in the first quarter of 2020, management performs a review of each loan within the portfolio to identify, and monitor on a going forward basis, those borrowers that management believed to be possibly impacted by the COVID affected economy. Loans identified with increased risk are aggregated by loan type. During the first and second quarter of 2020, this analysis indicated a risk grade migration in a number of loan categories that led to a heightened risk level in the loan portfolio. The impact of the loans’ risk grade migration was applied to the allowance for loan loss calculation, which led to a provision for loan losses of $4.2 million for the first half of 2020. The Company determined that no adjustment to the allowance was necessary for the third or fourth quarters of 2020 after a similar analysis and review process. The loan portfolio has exhibited a trend over the last year of lower nonaccrual loans, lower other real estate loans, very low charge-offs and a gradual improvement in risk grades as previously COVID deferred loan relationships return to their original payment terms.

Due to the COVID-19 pandemic, the Company is closely monitoring loan concentrations in various “at risk areas” that it has deemed most likely to be affected by the stay-at-home orders and lack of general business activity, including a lack of travel in our geographic territory.  As of September 30, 2021, the Company identified the following categories of borrowers as being potentially at risk:

Category	% of Total Loans
Lessors of commercial properties	22.3%
Lessors of residential properties	13.2
Consumer	10.4
Hotels and other lodging	5.4
Medical and care services	3.9
Food service & drinking	2.7
Retail stores	1.7
Personal services	1.2

The Company continues to work with borrowers who have currently expressed a need for relief due to the effects of COVID-19.  At September 30, 2021, there were 13 loans with an aggregate outstanding balance of $15.8 million under COVID-19 related payment relief. Two PCI loans comprised $1.3 million of this total.

With respect to the PCI portfolio, due to the stable nature of its performance and its declining balances over time as the portfolio amortizes, no provision was taken during either of the three and nine months ended September 30, 2021 and 2020. Additional discussion of loan quality is presented below.

The loan portfolio, excluding PCI loans, had net recoveries of $173,000 in the third quarter of 2021, compared with net recoveries of $90,000 in the third quarter of 2020. Total charge-offs were $49,000 for the third quarter of 2021 compared with $42,000 in the third quarter of 2020. Recoveries of previously charged-off loans were $222,000 for the third quarter of 2021 compared with $132,000 in the third quarter of 2020.

The loan portfolio, excluding PCI loans, had net recoveries of $239,000 for the nine months ended September 30, 2021, compared with net charge-offs of $301,000 in the same period of 2020. Total charge-offs were $352,000 for the nine months ended September 30, 2021, compared with $754,000 in the same period of 2020. Recoveries of previously charged-off loans were $591,000 for the nine months ended September 30, 2021, compared with $453,000 in the same period of 2020.

Noninterest Income

Noninterest income of $1.4 million in the third quarter of 2021 was a decrease of $91,000, or 6.2%, compared with the third quarter of 2020. Other noninterest income declined by $85,000 year over year and was $297,000 in the third quarter of 2021. Gains (loss) on securities transactions decreased $85,000 year over year as securities losses of $7,000 were recognized in the third quarter of 2021 compared with gains of $78,000 in the third quarter of 2020. Offsetting these decreases to noninterest income was an increase of $58,000 in service charges and fees, which were $671,000 in the third quarter of 2021. Additionally, mortgage loan income of $255,000 in the third quarter of 2021 was an increase of $27,000 year over year.

Noninterest income was $4.5 million for the first nine months of 2021, an increase of $47,000, or 1.1%, over noninterest income of $4.4 million for the first nine months of 2020. Other noninterest income was $1.2 million for the first nine months of 2021, an increase of $205,000 over the same period in 2020. Service charges and fees of $2.0 million for the first nine months of 2021 was an increase of $184,000 over the same period in 2020, reflecting reduced transaction volumes in 2020 created by the COVID-19 pandemic stay-at-home orders. Gain (loss) on securities transactions, net exhibited the greatest decline, $300,000, and reflected a net loss of $19,000 recognized for the first nine months of 2021 compared with gains of $281,000 for the same period in 2020. Income on bank owned life insurance was $499,000 for the first nine months of 2021, a decrease of $19,000 from the same period in 2020. Mortgage loan income was $810,000 for the first nine months of 2021, a decrease of $12,000 over the same period in 2020.

Noninterest Expense

Noninterest expenses of $9.1 million for the third quarter of 2021 was an increase of $584,000, or 6.8%, from noninterest expenses of $8.5 million for the third quarter of 2020. The largest component of the increase was an increase in other operating expenses, which increased by $375,000, from $1.4 million in the third quarter of 2020, to $1.8 million for the same period in 2021. This increase is comprised mainly of $147,000 in merger related expenses incurred during the third quarter of 2021, combined with increases of $59,000 in professional fees, $59,000 in marketing expense and $50,000 in telephone and data expenses. Salaries and employee benefits of $5.4 million in the third quarter of 2021 increased $367,000, or 7.3%, over the third quarter of 2020. Data processing fees of $673,000 in the third quarter of 2021 reflected an increase of $17,000 year over year. Offsetting these increases was a year-over-year decline of $82,000 in other real estate expenses, net, which were $5,000 in the third quarter of 2021. Equipment expenses were $275,000 in the third quarter of 2021 compared with $330,000 for the same period in 2020, a decrease of $55,000, or 16.7%. Occupancy expenses, $790,000 in the third quarter of 2021, declined $25,000 from the same period in 2020. FDIC assessment, which was $161,000 in the third quarter of 2021, declined by $13,000 year over year.

Noninterest expenses were $27.1 million for the nine months ended September 30, 2021, an increase of $2.1 million, or 8.3%, compared with the same period in 2020. Other operating expenses were $5.7 million and increased by $1.4 million, or 31.7%, in the first nine months of 2021 compared with the same period in 2020. Part of the increase is attributed to $717,000 in merger related expenses, a $201,000 increase in legal fees, and a $114,000 increase in professional fees incurred during the second quarter of 2021. Also, there was an assessment of the fair value of a low income housing tax credit investment that resulted in a downward adjustment of $154,000 in the second quarter of 2021. Salaries and employee benefits of $16.0 million were an increase of $1.2 million, or 7.8%, for the first nine months of 2021 over the same period in 2020. Data processing fees, which were $2.0 million, increased by $201,000, or 11.0%, for the first nine months of 2021 over the same period in 2020. Other real estate expenses, net, decreased $504,000 as a result of gains recognized in the second quarter of 2021 on the disposition of other real estate owned. Also offsetting these increases were a decline of $167,000 in equipment expenses, which was $880,000 for the first nine months of 2021, and a decrease of $33,000 in occupancy expenses, which was $2.4 million for the first nine months of 2021.

Income Taxes

Income tax expense was $1.8 million for the third quarter of 2021 compared with income tax expense of $1.1 million for the third quarter of 2020. The effective tax rate was 21.3% for the third quarter of 2021, and 20.2% for the third quarter of 2020.

Income tax expense was $4.8 million for the first nine months of 2021 compared with $2.5 million for the same period in 2020. The effective tax rate was 20.6% for the first nine months of 2021 compared with an effective tax rate of 19.5% for the first nine months of 2020.

FINANCIAL CONDITION

General

Total assets were $1.771 billion at September 30, 2021 and increased $126.5 million, or 7.7%, when compared with December 31, 2020.  Total loans, excluding PCI loans, were $1.231 billion at September 30, 2021, increasing $48.6 million, or 4.1%, from year end 2020. Total PCI loans were $15.7 million at September 30, 2021 versus $24.0 million at December 31, 2020.

Loans, net of fees, that the Bank originated under the PPP were $32.8 million at September 30, 2021 and $49.3 million at December 31, 2020. All of these balances have been included in commercial loans. As a result of the economic conditions that existed during 2020 and the first nine months of 2021, commercial loans balances, excluding PPP loans, have been stagnant and declined by $2.1 million since December 31, 2020. Commercial real estate loans, the largest category of loans at $542.4 million, or 44.1% of gross loans outstanding at September 30, 2021, increased $67.6 million, or 14.2%, since December 31, 2020. Construction and land development loans were $200.9 million at September 30, 2021 and represent 16.3% of the loan portfolio.  This category has grown $18.6 million during the first nine months of 2021. Residential 1 – 4 family loans declined during the first nine of 2021 by $19.1 million, or 9.7%, and ended the period at $178.1 million, or 14.5% of the portfolio.

The Company’s securities portfolio, excluding restricted equity securities, was $394.9 million at September 30, 2021 and increased $102.4 million, or 35.0%, during the first nine months of 2021. U.S. Treasury issues decreased by $3.6 million during the first nine months of 2021. U.S. Government agencies increased $27.0 million during the first nine months of 2021 and were $52.8 million at September 30, 2021. State, county and municipal securities, the largest investment category totaling $212.3 million at September 30, 2021, increased by $65.4 million during the first nine months of 2021. Asset backed securities, consisting of student loan pools 97% guaranteed by the U.S. Government, increased $9.3 million during the first three quarters of 2021 and were $46.7 million at September 30, 2021. Mortgage backed securities were $38.9 million at September 30, 2021 and grew by $6.7 million during 2021. Corporate securities were $24.2 million at September 30, 2021.

The Company had cash and cash equivalents of $49.1 million at September 30, 2021 compared with $63.2 million at year end 2020. This category grew to $123.6 million at June 30, 2021 but decreased during the third quarter of 2021 as funds were invested into higher earning loans and securities. Interest bearing bank balances were $23.6 million at September 30, 2021 compared with $45.1 million at December 31, 2021.

Interest bearing deposits at September 30, 2021 were $1.153 billion, an increase of $53.3 million, or 4.8%, from December 31, 2020. Interest bearing checking accounts of $276.2 million grew by $36.6 million, or 15.3%, during the first nine months of 2021. Money market deposit accounts were $184.8 million at September 30, 2021 and grew $30.2 million, or 19.6%, during the first nine months of 2021. Savings accounts totaled $151.1 million at September 30, 2021 grew $26.7 million, or 21.5%, during the first nine months of 2021. Strong growth in these non-maturity categories for the year has allowed the Bank to react to lower interest rates through proactive repricing in certificates of deposit, the highest costing deposit category. As a result, time deposits less than or equal to $250,000 decreased by $27.8 million, or 6.1%, in the first nine months of 2021 and were $425.1 million at September 30, 2021. Time deposits over $250,000 declined $12.5 million in the first nine months of 2021 and were $115.9 million at September 30, 2021. Time deposit balances combined were 46.9% of interest bearing deposits at September 30, 2021 and 36.1% of all deposit balances. This is a decline from 52.9% of interest bearing balances and 41.6% of all deposit balances at December 31, 2020. The growth in interest bearing checking accounts, money market accounts and savings accounts, as well as in noninterest bearing checking accounts, was $140.4 million during the first nine months of 2021. A portion of this growth was associated with the PPP loans originated during 2020 and 2021 and stimulus checks issued under the CARES Act, as well as previously postponed business activity that resulted from the COVID-19 stay-at-home orders.

FHLB borrowings were $67.3 million at September 30, 2021 compared with $57.8 million at December 31, 2020. The stable level of FHLB borrowings during 2020 and into 2021 has been due to the FHLB swiftly responding to the March 16, 2020 rate cut of 1.50% to the discount rate by repricing advances downward to ensure low cost liquidity for the banking system. As a result, the Bank has found this level of borrowing to be a stable source of low cost funding. The average rate paid on FHLB borrowings was 1.23% during the first nine months of 2021. There were Federal funds purchased of $2.7 million at September 30, 2021 compared with no Federal funds purchased at December 31, 2020.

Shareholders’ equity was $184.3 million at September 30, 2021, or 10.4% of total assets, compared with $169.7 million, or 10.3% of total assets, at December 31, 2020.

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

The Company maintains a list of loans that have potential weaknesses and thus may need special attention. This loan list is used to monitor such loans and is used in the determination of the appropriateness of the allowance for loan losses. Nonperforming loans were $3.8 million at September 30, 2021, a decrease of $735,000 from December 31, 2020. Total non-performing assets totaled $4.0 million at September 30, 2021 compared with $8.9 million at December 31, 2020. On April 7, 2021, the Company sold an item included in other real estate owned (OREO) at March 31, 2021 in the amount of $3.8 million, and this sale was the primary reason for the decline in non-performing assets. There were net recoveries of $239,000 in the first nine months of 2021.

The allowance for loan losses equaled 263.4% of nonaccrual loans at September 30, 2021 compared with 276.7% at December 31, 2020. The ratio of nonperforming assets to loans and OREO was 0.33% at September 30, 2021 compared with 0.75% at December 31, 2020.

The allowance for loan losses to total loans was 0.81% at September 30, 2021 compared with 1.04% at December 31, 2020. The volume of PPP loans originated since the second quarter of 2020 impacted the ratio. PPP loans, net of fees, were $32.8 million at September 30, 2021 and $49.3 million at December 31, 2020. When excluding PPP loans, the allowance for loan losses to total loans would have been 0.83% and 1.09% at September 30, 2021 and December 31, 2020, respectively. These loans are fully guaranteed by the SBA in accordance with the CARES Act; therefore, no allowance is required. The Company monitors and adjusts the allowance for loan losses based on loans requiring a reserve.

The allowance for loan losses includes an amount that cannot be related to individual types of loans, and this is referred to as the unallocated component of the allowance. The Company recognizes the inherent imprecision in the estimates of losses due to various uncertainties and variability related to the factors used. Specifically, the partial recovery of $2.65 million from the provision of $4.2 million taken during the year ended December 31, 2020 drove the September 30, 2021 unallocated amount of $754,000, which is reflective of the on-going COVID-related risk grade stresses inherent in the loan portfolio. Several factors justify the maintenance of this unallocated amount, as follows:

●	The uncertainty of the economic impact of COVID-19 continues to be a factor for the remainder of 2021. The Company does not believe that any of its COVID-related modifications currently rise to the level of a TDR under the current regulatory guidance, and it continues to monitor impacted loans closely with regularity as modification periods expire and the economy recovers from the pandemic.
●	While the Company believes that it has appropriately assigned risk grade factors to address COVID-related risk in the most vulnerable pools, there is still a degree of uncertainty. For example, monthly and yearly gains of the Consumer Price Index have increased at a level not seen since 2008, which affects all borrowers.
●	Coverage ratios at September 30, 2021 relating to the allowance, as noted in the table below, were consistent with prior periods when the ratios were proven to be adequate and produced provisions and allowances for loan losses that are directionally consistent with the credit quality of the loan portfolio. This is an indication that the allowance, in the aggregate, is reasonably stated when considering both total loans and loans with some doubt regarding ultimate collectability.
●	The Company believes that, if the portfolio continues to show improvement and the calculation continues to yield a significant unallocated component, it will make adjustments as considered appropriate after observing a longer, more substantiated time horizon.

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

See Note 3 to the Company’s financial statements for information related to the allowance for loan losses. At September 30, 2021 and December 31, 2020, total impaired loans, excluding PCI loans, equaled $7.8 million and $9.1 million, respectively.

The following table sets forth selected asset quality data, excluding PCI loans, and ratios for the dates indicated (dollars in thousands):

	September 30, 2021	December 31, 2020
Nonaccrual loans	$3,770	$4,460
Loans past due 90 days and accruing interest	—	45
Total nonperforming loans	3,770	4,505
OREO	255	4,361
Total nonperforming assets	$4,025	$8,866

Accruing troubled debt restructure loans	$4,001	$4,679

Balances
Specific reserve on impaired loans	1,000	1,165
General reserve related to unimpaired loans	8,929	11,175
Total allowance for loan losses	9,929	12,340

Average loans during the year, net of unearned income	1,199,965	1,138,603

Impaired loans	7,771	9,139
Non-impaired loans	1,223,210	1,173,223
Total loans, net of unearned income	1,230,981	1,182,362

Ratios
Allowance for loan losses to loans	0.81%	1.04
Allowance for loan losses to nonaccrual loans	263.37	276.68
General reserve to non-impaired loans	0.73	0.95
Nonaccrual loans to loans	0.31	0.38
Nonperforming assets to loans and OREO	0.33	0.75
Net (recoveries) charge-offs to average loans	(0.02)	0.03

A further breakout of nonaccrual loans, excluding PCI loans, at September 30, 2021 and December 31, 2020 is below (dollars in thousands):

	September 30, 2021	December 31, 2020
Mortgage loans on real estate:
Residential 1‑4 family	$1,168	$1,357
Commercial	602	730
Construction and land development	2	44
Agriculture	—	45
Total real estate loans	1,772	2,176
Commercial loans	1,998	2,264
Consumer installment loans	—	20
Total loans	$3,770	$4,460

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

The Bank’s ratio of total risk-based capital was 13.7% at September 30, 2021 compared with 13.6% at December 31, 2020.  The tier 1 risk-based capital ratio was 13.0% at September 30, 2021 and 12.7% at December 31, 2020. The Bank’s tier 1 leverage ratio was 10.3% at September 30, 2021 and 10.1% at December 31, 2020.  All capital ratios exceed regulatory minimums to be considered well capitalized.  BASEL III introduced the common equity tier 1 capital ratio, which was 13.3% at September 30, 2021 and 12.7% at December 31, 2020.

Under Basel III, a capital conservation buffer of 2.5% above the minimum risk-based capital thresholds was established. Dividend and executive compensation restrictions begin if the Bank does not maintain the full amount of the buffer. At September 30, 2021, the Bank had a capital conservation buffer of 5.7%.

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

The Company’s results of operations are significantly affected by its ability to manage effectively the interest rate sensitivity and maturity of its interest earning assets and interest bearing liabilities. A summary of the Company’s liquid assets at September 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash and due from banks	$25,485	$17,845
Interest bearing bank deposits	23,591	45,118
Federal funds sold	-	222
Available for sale securities, at fair value, unpledged	331,405	235,784
Total liquid assets	$380,481	$298,969

Deposits and other liabilities	$1,586,963	$1,475,155
Ratio of liquid assets to deposits and other liabilities	23.98%	20.27%

The Company maintains unsecured lines of credit of varying amounts with correspondent banks to facilitate short-term liquidity needs. The Company has a total of $55 million in this type of facility in the aggregate at September 30, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

A summary of the contract amount of the Company’s exposure to off-balance sheet and balance sheet risk as of September 30, 2021 and December 31, 2020, is as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Commitments with off-balance sheet risk:
Commitments to extend credit	$292,282	$245,858
Standby letters of credit	14,511	15,193
Total commitments with off-balance sheet risks	$306,793	$261,051

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

The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows related to forecasted transactions on variable rate borrowings, such as FHLB borrowings, repurchase agreements, and brokered CDs.  The Company had cash flow hedges with total notional amounts of $20 million at each of September 30, 2021 and December 31, 2020. The Company recorded a fair value liability of $374,000 and $631,000 in other liabilities, at September 30, 2021 and December 31, 2020, respectively. The Company’s cash flow hedges are deemed to be highly effective. Therefore, the net losses were recorded as a component of other comprehensive income in the Company’s consolidated statements of comprehensive income.

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

The following table represents the change to net interest income given interest rate shocks up and down 100, 200, 300 and 400 basis points at September 30, 2021 (dollars in thousands):

	September 30, 2021
	%	$
Change in Yield curve
+400 bp	8.0	4,543
+300 bp	5.9	3,319
+200 bp	3.7	2,069
+100 bp	1.6	887
most likely	—	—
‑100 bp	(0.8)	(458)
‑200 bp	(1.1)	(639)
‑300 bp	(1.1)	(641)
‑400 bp	(1.1)	(641)

At September 30, 2021, the Company’s interest rate risk model indicated that, in a rising rate environment of 400 basis points over a 12 month period, net interest income could increase by 8.0% For the same time period, the interest rate risk model indicated that in a declining rate environment of 400 basis points, net interest income could decrease by 1.1% While these percentages are subjective based upon assumptions used within the model, management believes the balance sheet is appropriately balanced with acceptable risk to changes in interest rates.

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

Item 1A. Risk Factors

There are no material changes to any of the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Company

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2021.

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
101

Interactive Data File with respect to the following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements*

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

Date: November 12, 2021

/s/ Bruce E. Thomas
Bruce E. Thomas
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 12, 2021